Form 10-Q
period 1998-06-30
KNIGHT TRIMARK GROUP INC
filed 1998-08-21
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                  333-51653
                           COMMISSION FILE NUMBER

                         KNIGHT/TRIMARK GROUP, INC.
           (Exact name of registrant as specified in its charter)

      DELAWARE                                 52-2096335
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)

                525 Washington Blvd., Jersey City, NJ 07310
           (Address of principal executive offices and zip code)
     Registrant's telephone number, including area code: (201) 222-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days, Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At August 6, 1998, the number of shares outstanding of the registrant's Class A Stock was 49,062,184, and the number of shares outstanding of the registrant's Class B common stock was 3,942,698.



                         KNIGHT/TRIMARK GROUP, INC.
                         FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED JUNE 30, 1998

                             TABLE OF CONTENTS


                                                                   PAGE

PART I   FINANCIAL INFORMATION:

Item 1.  Financial Statements
             Consolidated Statements of Income..................... 3
             Consolidated Statements of Financial Condition........ 4
             Consolidated Statements of Cash Flows................. 5
             Notes to Consolidated Financial Statements............ 6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................... 10
Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.............................................  17

PART II  OTHER INFORMATION:

Item 2.  Use of Proceeds........................................   17
Item 6.  Exhibits...............................................   18

Signatures                                                         19


UNLESS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" MEAN
KNIGHT/TRIMARK GROUP, INC. AND SUBSIDIARIES OR ROUNDTABLE PARTNERS,
L.L.C. AND SUBSIDIARIES, AS APPROPRIATE. UPON THE CLOSING OF THE COMPANY'S INITIAL PUBLIC OFFERING ON JULY 13, 1998, ROUNDTABLE PARTNERS, L.L.C. BECAME A WHOLLY-OWNED SUBSIDIARY OF KNIGHT/TRIMARK GROUP, INC.



                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         KNIGHT/TRIMARK GROUP, INC.
  (successor to the business of Roundtable Partners, L.L.C. (see Note 6))
                     Consolidated Statements of Income
 (in thousands, except common unit, share, per common unit and per share data)
                                (unaudited)


                                               Three  Months  Ended                  Six  Months  Ended
                                                     June 30,                              June 30,
                                                     --------                              --------
                                            1998              1997              1998             1997
                                            ----              ----              ----             ----

Net trading revenue                         $80,250           $49,656           $143,257         $100,139
Interest, net                                   297               435                822              931
                                            --------          -------           --------         --------
              Total revenues                 80,547            50,091            144,079          101,070
                                            --------          -------           --------         --------

 Employee compensation and benefits          23,323            12,492             39,491           24,505
 Payments for order flow
       Affiliates                            13,264            13,271             24,578           27,571
       Non-affiliates                         6,239             3,570             11,181            7,398
Execution and clearance fees
       Affiliates                             4,870             4,992             12,049            9,604
       Non-affiliates                         5,319             1,881              8,380            3,679
 Communications and data processing           2,470             1,721              4,640            3,040
 Depreciation and amortization                1,344             1,062              2,635            1,999
 Occupancy and equipment rentals              1,314               565              2,395            1,102
 Business development                           612               432                989              676
 Interest on Preferred Units                    262               477                678            1,081
 Other                                        1,073               737              1,822            1,102
                                            --------          -------           ---------        --------
         Total expenses                      60,090             41,200            108,838          81,757
                                            -------           --------          ---------        --------
Net income                                  $20,457             $8,891            $35,241         $19,313
                                            =======           ========            =======         =======

Net income per common unit
   Basic                                     $27.85            $12.05              $47.98           $26.17
                                            ========          ========            ========         ========
   Diluted                                   $27.85             $6.38              $47.98           $12.84
                                            ========          =========          ========          =======

Common units outstanding
   Basic                                    734,497           738,097            734,497           738,097
                                            =======           =======            =======           =======
   Diluted                                  734,497         1,467,764            734,497         1,588,904
                                            =======         =========            =======         =========

Pro forma adjustments (see Note 6):
         Net income as reported above       $20,457            $8,891            $35,241           $19,313
         Pro forma income tax expense         8,797             3,823             15,154             8,305
                                            --------          ---------         ----------         --------
         Pro forma net income               $11,660            $5,068            $20,087           $11,008
                                            =======           ========          =========          =======

         Pro forma net income per share:
           Basic and diluted                  $0.23              $0.10            $0.39              $0.21
                                            --------             -----           ------              ------
           Shares of Class A Stock and
             Class B Stock outstanding   51,504,882         51,504,882       51,504,882          51,504,882
                                         ----------         ----------       ----------          ----------



                         KNIGHT/TRIMARK GROUP, INC.
  (successor to the business of Roundtable Partners, L.L.C. (see Note 6))
               Consolidated Statements of Financial Condition
 (in thousands, except common unit, share, per common unit and per share data)
                                (unaudited)



                                                         June 30, 1998          December 31,
                                                       Actual    Pro forma       1997
                                                               (see Note 6)

ASSETS
Cash and cash equivalents                              $6,690      $108,727     $13,797
Securities owned, at market value                      78,089        78,089      61,726
Receivable from clearing brokers                       39,429        39,429      30,152
Fixed assets and leasehold improvements,
  at cost, less accumulated
  depreciation and amortization
  of $4,618 at June 30, 1998 and
  $3,885 at December 31, 1997                          10,282        10,282       7,353
Goodwill, less accumulated amortization of
     $5,516 at June 30, 1998 and $4,465
     at December 31, 1997                              14,725        14,725      14,193
Other assets                                            2,509         2,509         651
                                                      -------      --------     -------
Total assets                                         $151,724      $253,761    $127,872
                                                     ========      ========    ========

LIABILITIES AND MEMBERS' (PRO FORMA STOCKHOLDERS')
EQUITY
Liabilities
   Securities sold, not yet purchased,
     at market value                                  $51,659       $51,659     $21,061
   Short term borrowings                               30,000        30,000        -
   Distributions on Common Units payable to members       -             -         8,405
   Accrued compensation expense                        10,309        10,309       6,113
   Accrued execution and clearance fees                 2,734         2,734       3,966
   Accrued payments for order flow                      5,001         5,001       3,764
   Accounts payable, accrued expenses and
     other liabilities                                  3,975         3,975       2,181
   Interest payable on Preferred Units                    230           230         425
   Subordinated note                                      500           -           500
   Mandatorily Redeemable Preferred A Units               -             -        12,484
   Mandatorily Redeemable Preferred B Units            13,847           -        15,000
                                                      --------       ------     --------
         Total liabilities                            118,255       103,908      73,899
                                                      -------       -------     --------

Members' equity
   Common units, $10 par value, 734,497 units
      issued and outstanding at June 30, 1998 and
      December 31, 1997                                7,345            -         7,345
   Undistributed income                               26,124            -        46,628

Pro forma stockholders' equity
   Class A Common Stock, $0.01 par value,
     200,000,000 shares authorized, 47,562,184
     shares issued and outstanding                       -              475        -
   Class B Common Stock, $0.01 par value,
     20,000,000 shares authorized, 3,942,698 shares
     issued and outstanding                              -               39        -
   Additional paid-in capital                            -          149,339        -
                                                   ---------        -------     --------
      Total members' (pro forma stock-
        holders') equity                             33,469         149,853      53,973
                                                   ---------        -------     --------
      Total liabilities and members'
        (pro forma stockholders') equity           $151,724        $253,761    $127,872
                                                   ========        ========    =========



                         KNIGHT/TRIMARK GROUP, INC.
  (successor to the business of Roundtable Partners, L.L.C. (see Note 6))
                   Consolidated Statements of Cash Flows
                               (in thousands)
                                (unaudited)


                                                                      Six Months Ended
                                                                           June 30,
                                                                      1998           1997
                                                                  ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                        35,241         19,313

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization                                      2,635          1,999

   (Increase) decrease in operating assets

      Securities owned                                              (16,363)         6,928

      Receivable from clearing brokers                               (9,277)       (17,793)

      Other assets                                                   (1,951)          (127)

   Increase (decrease) in operating liabilities

      Securities sold, not yet purchased                             30,598          8,887

      Accrued compensation expense                                    4,196            (37)

      Accrued execution and clearance fees                           (1,232)            69

      Accrued payments for order flow                                 1,237           (969)

      Accounts payable, accrued expenses

        and other liabilities                                         2,507           (12)
                                                           ----------------      ---------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                    47,591        18,258
                                                           ----------------      ---------
   CASH FLOWS FROM INVESTING ACTIVITIES

      Payment of contingent consideration                          (1,582)          (708)

      Purchases of fixed assets and
        leasehold improvements                                      (5,134)        (2,396)
                                                           ----------------      ---------

        NET CASH USED IN INVESTING ACTIVITIES                       (6,716)        (3,104)
                                                           ----------------      ---------
   CASH FLOWS FROM FINANCING ACTIVITIES

      Increase in short term borrowings                              30,000           -

      Redemptions of Mandatorily Redeemable
        Preferred A Units                                          (12,484)       (10,147)

      Redemptions of Mandatorily Redeemable
        Preferred B Units                                           (1,153)           -

      Decrease in interest payable on Preferred Units                 (195)          (120)

      Distributions on Common Units                                (64,150)       (11,062)

                                                           ----------------      ---------
        NET CASH USED IN FINANCING ACTIVITIES                      (47,982)       (21,329)
                                                           ----------------      ---------

Decrease in cash and cash equivalents                               (7,107)        (6,175)

Cash and cash equivalents at beginning of period                     13,797         15,353
                                                            ---------------      ---------
Cash and cash equivalents at end of period                     $      6,690       $  9,178
                                                           ----------------      ---------


         Supplemental disclosure pertaining to noncash investing and financing activities:
          In April 1997, the Company terminated a capital lease with a remaining obligation of $713. The book value of the equipment under such lease was $620.




                         KNIGHT/TRIMARK GROUP, INC.
  (Successor to the business of Roundtable Partners, L.L.C. (see Note 6))
                 Notes to Consolidated Financial Statements
                         June 30, 1998 (Unaudited)


 1.      ORGANIZATION AND DESCRIPTION OF THE BUSINESS

         Roundtable Partners, L.L.C. ("Roundtable"), a Delaware limited liability company, was initially capitalized on March 27, 1995 to own and operate the securities market making businesses of Knight Securities, L.P. and Trimark Securities, L.P. Upon the closing of an initial public offering on July 13, 1998 (the "Offering"), all of the membership interests in Roundtable were exchanged for shares of common stock of Knight/Trimark Group, Inc. ("Knight/Trimark", and hereafter, references to the "Company" will refer to Roundtable or Knight/Trimark, as appropriate). Knight/Trimark, as sole member of Roundtable, consented to the dissolution of Roundtable on August 3, 1998 and commenced winding up Roundtable's business. On July 31, 1998, the assets and business activities of Knight Securities, L.P. were transferred to Knight Securities, Inc., a Delaware corporation, that pursuant to such transaction became a wholly-owned subsidiary of the Company (hereafter, references to "Knight" will refer to Knight Securities, L.P. or Knight Securities, Inc., as appropriate). Simultaneous to this transaction, the assets and business activities of Trimark Securities, L.P. were transferred to Trimark Securities, Inc., a Delaware corporation, that pursuant to such transaction became a wholly-owned subsidiary of the Company (hereafter, references to "Trimark" will refer to Trimark Securities, L.P. or Trimark Securities, Inc., as appropriate) (the foregoing transactions, collectively, shall be referred to herein as the "Reorganization").

         Knight operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the NASDAQ stock market and on the OTC Bulletin Board. Trimark operates as a market maker in the over-the-counter market for equity securities that are listed on the New York and American Stock Exchanges ("listed securities"). Knight and Trimark are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission) and are members of the National Association of Securities Dealers, Inc. ("NASD").

         The accompanying unaudited consolidated financial statements include the accounts of the Company, Knight and Trimark and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1997 included in the Company's Registration Statement on Form S-1 (No. 333-51653) as filed with the Commission on July 8, 1998 (the "Registration Statement").

 2.      NET CAPITAL REQUIREMENTS

         As SEC-registered broker-dealers and NASD member firms, Trimark and Knight are subject to the Commission's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. Trimark and Knight have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1,000,000 or 6 2/3% of aggregate indebtedness, as defined.

         As of June 30, 1998, Trimark had net capital of $9,084,853, which was $8,084,853 in excess of its required net capital of $1,000,000 and Knight had net capital of $20,375,899, which was $19,375,158 in excess of its required net capital of $1,000,741.

 3.      RELATED PARTY TRANSACTIONS

         A substantial portion of Knight's and Trimark's securities transactions are conducted with broker-dealers that owned membership interests in Roundtable prior to the closing of the Offering and own common stock of Knight/Trimark subsequent to the closing of the Offering. As measured in share volume, such broker-dealer owners accounted for 40.7% and 39.3% of the Company's order flow during the three month periods ended June 30, 1998 and 1997, respectively, and 41.0% and 40.0% for the six month periods ended June 30, 1998 and 1997, respectively. Moreover, five of these affiliates accounted for 31.8% and 32.7% of the Company's total order flow for the three and six month periods ended June 30, 1998, respectively. In addition, one of these affiliates accounted for 9.2% and 10.1% of the Company's total order flow for the three and six month periods ended June 30, 1998, respectively.

         Included within accrued payments for order flow on the Consolidated Statements of Financial Condition are the following amounts payable to the broker-dealer owners and subordinated note holders:

                  June 30, 1998........................   $ 2,400,678
                  December 31, 1997....................     1,990,045

         As of December 31, 1997, Knight and Trimark cleared their securities transactions through clearing brokers that owned equity interests in the Company. Effective March 9, 1998, Knight began clearing its securities transactions through an unaffiliated clearing broker. Included within accrued clearance and execution fees on the Consolidated Statements of Financial Condition are the following amounts payable to the broker-dealer owners:

                  June 30, 1998........................   $ 1,740,689
                  December 31, 1997.....................    2,703,657

 4.      EARNINGS PER COMMON UNIT

         Basic and diluted earnings per common unit have been calculated by dividing earnings applicable to common units (net income) by the weighted average common units outstanding during each respective period. Diluted earnings per common unit also includes the potential dilutive effects of the Mandatorily Redeemable Preferred A Units, under the "if-converted" method, which are convertible into Common Units on a one-for-one basis at the holder's option if outstanding five years from the date of issuance. In determining diluted EPS, the interest expense applicable to the Mandatorily Redeemable Preferred A Units during each respective period has been added back to net income. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common unit computations (in thousands, except common unit data):



                                             3 months ended 6/30/98             3 months ended 6/30/97
                                         Numerator /       Denominator /      Numerator /      Denominator /
                                          Income              Units            Income             Units
Basic EPS

 Earnings applicable to Common Units     $  20,457          734,497          $  8,891            738,097

EFFECT OF DILUTIVE SECURITIES

 Mandatorily Redeemable Preferred A
   Units                                      -                -                  477            729,667
                                       -----------------------------       -----------------------------
DILUTED EPS                              $ 20,457           734,497          $  9,368          1,467,764
                                       -----------------------------      ------------------------------


                                            6 months ended 6/30/98              6 months ended 6/30/97
                                       Numerator /        Denominator /       Numerator /      Denominator /
                                        Income               Units            Income              Units
Basic EPS

 Earnings applicable to Common Units   $   35,241           734,497         $  19,313            738,097

EFFECT OF DILUTIVE SECURITIES

Mandatorily Redeemable Preferred A
  Units                                      -                 -                1,081            850,807
                                      -----------------------------         ----------------------------
DILUTED EPS
                                       $   35,241           734,497         $  20,394         1,588,904

                                     -------------------------------        -----------------------------



 5.      REDEMPTION OF MANDATORILY REDEEMABLE PREFERRED UNITS

         On April 15, 1998, the Company redeemed and retired all outstanding Mandatorily Redeemable Preferred A Units for
         $12,483,610 and redeemed and retired 115,290 Mandatorily
         Redeemable Preferred B Units for $1,152,900.

         On July 17, 1998, Roundtable redeemed and retired all outstanding Mandatorily Redeemable Preferred B Units for $13,847,100.

 6. REORGANIZATION OF ROUNDTABLE AND PRO FORMA ADJUSTMENTS TO THE CONSOLIDATED STATEMENTS OF INCOME AND CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

         Knight/Trimark was organized in April 1998 for the purpose of succeeding to the business of Roundtable. Concurrent with the closing of the Offering on July 13, 1998, based on an Offering price of $14.50 per share, all of the member interests of Roundtable were exchanged for 36,662,415 voting shares of Class A Common Stock, par value $0.01 per share, of Knight/Trimark (the "Class A Stock") and 3,942,698 shares of Class B Common Stock, par value $0.01 per share, of Knight/Trimark (the "Class B Stock"). The holders of the Class B Stock are not entitled to vote; however, upon sale or transfer, shares of Class B Stock are exchangeable for shares of Class A Stock. Management of Roundtable elected to receive 1,513,000 shares of Class A Stock valued at the Offering price for all of their share of the undistributed profits of Roundtable through March 31, 1998. Certain non-management members, who had so elected, received 288,636 additional shares of Class A Stock valued at the Offering price with respect to their share of the undistributed income of Roundtable through March 31, 1998. Certain non-management investors, who had so elected, received a cash distribution during June of $26,521,237 for their respective undistributed income in Roundtable through March 31, 1998. Roundtable received no additional consideration in connection with such conversion of member interests into shares of Class A and Class B Stock. Before the effective date of the Registration Statement relating to the Offering, the members of Roundtable received a cash distribution of an estimate of its respective share of the total amount of undistributed income of Roundtable accruing between April 1, 1998 and the closing of the Offering. This estimate was paid during June and amounted to $21,273,237. Additionally, Brown & Company Securities Corporation, a subordinated note holder, exercised its option to purchase 7,143 Common Units of Roundtable (the "Brown Option") by purchasing the equivalent shares of Class A Stock of the Corporation (394,887 shares) at the closing of the Offering.

         The Pro Forma Consolidated Statement of Financial Condition as of June 30, 1998 has been presented to give effect to the Reorganization and Offering as if they had occurred as of the close of business on June 30, 1998. The specific pro forma transactions are as follows:

            o Exchange of 734,497 Common Units of Roundtable for 36,662,415 shares of Class A Stock and 3,942,698 shares of Class B Stock;
            o Purchase of 1,801,636 shares of Class A Stock by members of Roundtable for $26,123,719 from undistributed income of Roundtable through March 31, 1998;
            o   Repayment of the subordinated note;
            o Redemption of all outstanding Mandatorily Redeemable Preferred B Units for $13,847,100;
            o Exercise of the Brown Option to purchase 394,887 shares of Class A Stock at a total exercise price of $71,430 and the application of the estimated net proceeds therefrom; and
            o The Offering of 10,000,000 shares of Class A Stock (not including an underwriters' over-allotment option of shares) comprised of 8,688,246 newly-issued shares and 1,311,754 shares from a selling shareholder at an initial public offering price of $14.50 per share, less the applicable underwriting discounts and assumed offering expenses.

         Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. Subsequent to the Reorganization, the Company is subject to federal income taxes and state income taxes in New York, New Jersey and other states. Pro forma income tax expense includes pro forma amounts relating to federal income taxes, as well as pro forma amounts relating to state income taxes in New York, New Jersey and other states. Roundtable's pro forma effective tax rate of 43% for the periods presented differs from the federal statutory rate of 35% primarily due to state income taxes (6%), as well as nondeductible expenses, including the amortization of goodwill and a portion of business development expenses (2%). The pro forma net income per share calculations utilize pro forma shares outstanding subsequent to the Reorganization and Offering.

         Such pro forma amounts assume that the 30-day option to purchase an additional 1,500,000 shares of Class A Stock granted to the underwriters of the Company's initial public offering was not exercised. Such option was exercised on August 3, 1998. The effect on the pro forma adjustments to the Consolidated Statements of Income of including this option would have been to decrease pro forma basic and diluted earnings by $.01 per share to $0.22 and $0.38 for the three and six month periods ended June 30, 1998, respectively (the option would not have had any effect on the pro forma basic and diluted earnings per share calculations for the three and six month periods ended June 30, 1997, respectively). The effect on the pro forma adjustments to the Consolidated Statements of Financial Condition of including this option would have been to increase assets (cash) and stockholders' equity by $20.3 million, respectively.

         The above transactions are more fully described in the Registration Statement.

 7.      LONG-TERM INCENTIVE PLAN

         In connection with the Reorganization and Offering, the Company established the Knight/Trimark Group, Inc. 1998 Long Term Incentive Plan and the Knight/Trimark Group, Inc. 1998 Non-employee Stock Option Plan (together, the "Plans") to provide long-term incentive compensation to selected employees and directors of Knight/Trimark and its subsidiaries. The Plans are administered by the compensation committee of the Company's Board of Directors, and allow for the grant of options, restricted stock and restricted stock units, as defined by the Plans. The maximum number of shares of stock reserved for the grant of awards under the Plans is 7,409,500, subject to adjustment. In addition, the Plans limit the number of shares which may be granted to a single individual, and the Plans also limit the number of shares of restricted stock which may be awarded.

         In connection with the closing of the Offering, the Company issued to employees and directors of the Company options to purchase approximately 5,097,000 shares of Class A Common Stock at an exercise price of $14.50 per share, the Offering price, and 15,000 shares of restricted stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

         The following discussion of the results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1997 included within the Registration Statement.

         The Company is a leading market maker in NASDAQ securities, other OTC securities, and New York Stock Exchange ("NYSE") and American Stock Exchange ("AMEX") listed equity securities in the third market. Through its wholly-owned subsidiary, Knight, the Company makes markets in approximately 6,700 equity securities in NASDAQ and on the NASD's OTC Bulletin Board at the end of June 1998. Through its wholly-owned subsidiary, Trimark, the Company makes markets in all NYSE- and AMEX-listed equity securities in the Third Market.


VARIABILITY OF RESULTS

         The Company has experienced and expects to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including the value of the Company's securities positions and the Company's ability to manage the risks attendant thereto, the volume of its market-making activities, volatility in the securities markets, its ability to manage personnel, overhead and other expenses, the amount of revenue derived from limit orders as a percentage of total revenues, changes in payments for order flow, clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions and general economic conditions. If demand for the Company's market making services declines and the Company is unable to adjust its cost structure on a timely basis, the Company's operating results could be materially and adversely affected. The Company has experienced, and may experience in the future, significant seasonality in its business.

         Due to all of the foregoing factors, period-to-period comparisons of the revenues and operating results of the Company are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that the Company will be able to sustain the rates of revenue growth that it has experienced in the past, that it will be able to improve its operating results or that it will be able to sustain its profitability on a quarterly basis.

         REVENUES

         The Company's revenues consist principally of net trading revenue from market-making activities and, to a much lesser extent, net interest income from the Company's cash and securities positions held at banks and in trading accounts at clearing brokers. To date, the Company has only traded equity securities. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in trade and share volumes from customers, the Company's ability to derive trading gains by taking proprietary positions to facilitate customer transactions, by regulatory changes and by evolving industry customs and practices. The Company's net trading revenue per trade for OTC securities has historically exceeded the net revenue per trade for listed securities.

         EXPENSES

         The Company's operating expenses largely consist of payments for order flow, execution and clearance fees and employee compensation and benefits. A substantial portion of these expenses are variable in nature. Payments for order flow fluctuate based on share volume, the mix of market orders and limit orders and the mix of orders received from broker-dealers compared to other institutional customers. Execution and clearance fees fluctuate primarily based on changes in trade and share volume, the mix of trades of OTC securities compared to listed securities and the clearance fees charged by clearing brokers. Employee compensation and benefits expense, which is largely profitability based, fluctuates, for the most part, based on changes in net trading revenue and the Company's profitability.

         Payments for order flow represent customary payments to broker-dealers, in the normal course of business, for directing their order flow to the Company. The Company does not pay for order flow from non-broker-dealer customers. As a result of the new Order Handling Rules implemented by the SEC in 1997, the Company changed its order flow payment policy from paying broker-dealers for substantially all order executions, to paying broker-dealers only for orders which provide the Company with a profit opportunity. For example, the Company makes payments on market orders, but does not pay on limit orders. As a result of these changes, the average order flow payment per transaction has declined.

         Execution and clearance fees primarily represent clearance fees paid to clearing brokers for OTC and listed securities, transaction fees paid to NASDAQ for OTC securities, and execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX and for executing orders through Electronic Communications Networks ("ECNs").

         Execution and clearance fees are higher for listed securities than for OTC securities. Due to the Company's significant growth in share and trade volume, the Company has been able to negotiate favorable rates and volume discounts from clearing brokers and providers of execution services. As a result of these lower rates and discounts and the increase in trade volume of OTC securities as a percentage of total trade volume, execution and clearance fees per trade have decreased.

         Employee compensation and benefits expense primarily consists of salaries and wages paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on the overall profitability of the Company ("Profitability Based Compensation").

                 THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         REVENUES

         Net trading revenue increased 61.6% to $80.3 million for the three months ended June 30, 1998, from $49.7 million for the comparable period in 1997. This increase was primarily due to higher trading volume, particularly higher trade volume for OTC securities, which was offset in part by lower average net trading revenue per trade. Total trade volume increased 117.7% to 9.0 million trades for the three months ended June 30, 1998, from 4.1 million trades for the comparable period in 1997. Total share volume increased 163.7% to 9.5 billion shares traded for the three months ended June 30, 1998, from 3.6 billion shares traded for the comparable period in 1997. Average net trading revenue per trade decreased 25.9% to $8.88 per trade for three months ended June 30, 1998, from $11.99 per trade for the comparable period in 1997. The decrease in average net trading revenue per trade was primarily due to the SEC's new Order Handling Rules, which were implemented between January 1997 and October 1997, and, to a lesser extent, the move to securities being quoted in sixteenths of a dollar rather than eighths of a dollar.

         Interest, net decreased 31.9% to $297,000 for the three months ended June 30, 1998, from $435,000 for the comparable period in 1997. This decrease was primarily due to lower cash balances held at banks and the Company's clearing brokers from changes in the levels of securities owned and securities sold, not yet purchased, and increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

         EXPENSES

         Employee compensation and benefits expense increased 86.7% to $23.3 million for the three months ended June 30, 1998, from $12.5 million for the comparable period in 1997. As a percentage of net trading revenue, employee compensation increased to 29.1% for the three months ended June 30, 1998, from 25.2% for the comparable period in 1997. The increase on a dollar basis and as a percentage of net trading revenue was primarily due to the Company's increased profitability and an increase in the number of employees. Due to increased net trading revenue and profitability, Profitability Based Compensation increased 89.9% to $17.9 million for the three months ended June 30, 1998, from $9.4 million for the comparable period in 1997. The number of employees increased to 398 employees as of June 30, 1998, from 252 employees as of June 30, 1997.

         Payments for order flow increased 15.8% to $19.5 million for the three months ended June 30, 1998, from $16.8 million for the comparable period in 1997. As a percentage of net trading revenue, payments for order flow decreased to 24.3% for the three months ended June 30, 1998 from 33.9% for the comparable period in 1997. The decrease in payments for order flow as a percentage of net trading revenue resulted from changes in the Company's order flow payment policy, changes in the mix of market orders versus limit orders, and changes in customer mix. Payments for order flow made to broker-dealer owners and the subordinated note holder of Roundtable represented 68.0% of total payments for order flow for the three months ended June 30, 1998, as compared to 78.8% for the comparable period in 1997 due to the expansion of the Company's non-owner customer base.

         Execution and clearance fees increased 48.2% to $10.2 million for the three months ended June 30, 1998, from $6.9 million for the comparable period in 1997. As a percentage of net trading revenue, execution and clearance fees decreased to 12.7% for the three months ended June 30, 1998, from 13.8% for the comparable period in 1997. The increase on a dollar basis was primarily due to a 117.7% increase in trades for the comparable period in 1997, which was offset, in part, by a decrease in clearance rates charged by clearing brokers and higher growth in the volume of OTC securities transactions, which have lower execution costs than transactions in listed securities. The decrease in execution and clearance fees as a percentage of net trading revenue was primarily due to a decrease in clearance rates charged by clearing brokers.

         Communications and data processing expense increased 43.5% to $2.5 million for the three months ended June 30, 1998, from $1.7 million for the comparable period in 1997. This increase was generally attributable to higher trading volumes, and an increase in the number of employees.

         Depreciation and amortization expense increased 26.5% to $1.3 million for the three months ended June 30, 1998, from $1.1 million for the comparable period in 1997. This increase was primarily due to the purchase of additional fixed assets and leasehold improvements during 1997 and the second quarter of 1998 to support the Company's expanded operations, and, to a lesser extent, the amortization of goodwill recognized as part of Trimark's acquisition of Tradetech Securities, L.P., which was completed in November 1997.

         Occupancy and equipment rental expense increased 132.5% to $1.3 million for the three months ended June 30, 1998, from $565,000 for the comparable period in 1997. This increase was primarily attributable to additional office space and increased computer equipment lease expense. The Company occupied 75,768 square feet of office space at June 30, 1998, up from 49,032 square feet of office space at June 30, 1997.

         Business development expense increased 41.8% to $612,000 for the three months ended June 30, 1998, from $432,000 for the comparable period in 1997. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in the business of the Company.

         Interest on Mandatorily Redeemable Preferred Units decreased 45.2% to $262,000 for the three months ended June 30, 1998, from $477,000 for the comparable period in 1997. This decrease was primarily due to the redemption and retirement of $12.5 million Mandatorily Redeemable Preferred A Units and $1.2 million Mandatorily Redeemable Preferred B Units by the Company in April 1998.

         Other expenses increased 45.7% to $1.1 million for the three months ended June 30, 1998, from $737,000 for the comparable period in 1997. This was the result of increased fees for computer programming and systems consultants.

INCOME TAX

         Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. After the Reorganization, the Company is subject to federal income taxes and state income taxes in New York, New Jersey and other states. Pro forma income tax expense includes pro forma amounts relating to federal income taxes, as well as pro forma amounts relating to state income taxes in New York, New Jersey and other states. Pro forma income tax expense was determined using an effective tax rate of 43% for the three months ended June 30, 1998 and 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES

         Net trading revenue increased 43.1% to $143.3 million for the six months ended June 30, 1998, from $100.1 million for the comparable period in 1997. This increase was primarily due to higher trading volume, particularly higher trade volume for OTC securities, which was offset in part by lower average net trading revenue per trade. Total trade volume increased 109.4% to 16.6 million trades during the six-month period ended June 30, 1998, from 7.9 million trades in 1997. Total share volume increased 141.6% to 16.9 billion shares traded in the six month period ended June 30, 1998, from 7.0 billion shares traded in the comparable 1997 period. Average net trading revenue per trade decreased 31.6% to $8.64 per trade during the six months ended June 30, 1998, from $12.64 per trade during the six months ended June 30, 1997, principally as a result of the SEC's new Order Handling Rules, which were implemented during 1997, and the move to securities being quoted in sixteenths of a dollar rather than eighths of a dollar.

         Interest, net decreased 11.7% to $822,000 during the six months ended June 30, 1998, from $931,000 during the comparable 1997 period. This decrease was primarily due to lower cash balances held at banks and the Company's clearing brokers from changes in the levels of securities owned and securities sold, not yet purchased, and from increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

EXPENSES

         Employee compensation and benefits expense increased 61.2% to $39.5 million during the six months ended June 30, 1998, from $24.5 million during the six months ended June 30, 1997. As a percentage of net trading revenue, employee compensation and benefits expense increased to 27.6% during the six months ended June 30, 1998, from 24.5% during the comparable 1997 period. The increase on a dollar basis and as a percentage of net trading revenue was primarily due to the Company's increased profitability and growth in the number of employees. Due to increased net trading revenue and profitability, Profitability Based Compensation increased 57.5% to $29.7 million, from $18.9 million in the comparable 1997 period. The number of employees increased to 398 employees as of June 30, 1998, from 252 employees as of June 30, 1997.

         Payments for order flow increased 2.3% to $35.8 million during the six months ended June 30, 1998, from $35.0 million in the comparable 1997 period. As a percentage of net trading revenue, payments for order flow decreased to 25.0% for the six months ended June 30, 1998, compared to 34.9% during the six months ended June 30, 1997. The decrease in payments for order flow as a percentage of net trading revenue resulted from changes in the Company's order flow payment policy, changes in the mix of market orders versus limit orders, and changes in customer mix. Payments for order flow made to broker-dealer owners and the subordinated note holder of the Company represented 68.7% of total payments for order flow for the six months ended June 30, 1998, from 78.8% during the comparable 1997 period.

         Execution and clearance fees increased 53.8% to $20.4 million during the six-month period ended June 30, 1998, from $13.3 million in the comparable 1997 period. As a percentage of net trading revenue, execution and clearance fees increased to 14.3% for the six months ended June 30, 1998 from 13.3% during the six months ended June 30, 1997. The increase on a dollar basis was primarily due to increased trade volume, which was offset, in part, by a decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions, which have lower execution costs than transactions in listed securities. The increase in execution and clearance fees as a percentage of net trading revenue was primarily due to the decrease in the average net trading revenue per trade.

         Communications and data processing expense increased 52.6% to $4.6 million during the six months ended June 30, 1998, from $3.0 million during the comparable 1997 period. This increase was generally attributable to higher trading volumes, and an increase in the number of employees.

         Depreciation and amortization expense increased 31.9% to $2.6 million during the six-month period ended June 30, 1998, from $2.0 million during the six-month period ended June 30, 1997. This increase was primarily due to the purchase of approximately $5.1 million of additional fixed assets and leasehold improvements during the period and, to a lesser extent, the amortization of goodwill recognized as part of Trimark's acquisition of Tradetech Securities, L.P., which was completed in November 1997.

         Occupancy and equipment rental expense increased 117.4% to $2.4 million during the six-month period ended June 30, 1998, from $1.1 million in the comparable 1997 period. This increase was primarily attributable to additional office space and increased computer equipment lease expense. The Company occupied 75,768 square feet of office space at June 30, 1998, up from 49,032 square feet of office space at June 30, 1997.

         Business development expense increased 46.3% to $989,000 for the six months ended June 30, 1998, from $676,000 during the six months ended June 30, 1997. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in the business of the Company.

         Interest on Mandatorily Redeemable Preferred Units decreased 37.3% to $678,000 during the six months ended June 30, 1998, from $1.1 million during the six months ended June 30, 1997. This decrease was primarily due to the redemption and retirement of 1,248,361 Mandatorily Redeemable Preferred A Units by the Company in April 1998 for $12.5 million and the redemption and retirement of 115,290 Mandatorily Redeemable Preferred B Units by the Company for $1.2 million in April 1998.

         Other expenses increased 65.2% to $1.8 million during the six months ended June 30, 1998, from $1.1 million during the comparable 1997 period. This increase was primarily due to increased professional fees for computer programming and systems consultants.

INCOME TAX

         Pro forma income tax expense was determined using an effective tax rate of 43% for the six months ended June 30, 1998 and 1997.

LIQUIDITY

         Before the Offering, the Company financed its business primarily through cash generated by operations, as well as the private placement of preferred and common units and borrowings under subordinated notes. As of June 30, 1998, the Company had $151.7 million in assets, 82% of which consisted of cash or assets readily convertible into cash (principally receivables from clearing brokers and securities owned). Receivables from clearing brokers include interest-bearing cash balances held with clearing brokers and net receivables for transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities which trade in The NASDAQ Stock Market and on the NYSE and AMEX markets.

         The Company used a portion of its capital resources before the Offering to pay interest on its issued and outstanding Mandatorily Redeemable Preferred A and B Units, and to make quarterly distributions to its members to meet their estimated income tax obligations on their share of the Company's taxable income. The Mandatorily Redeemable Preferred A and B Units bore interest at a rate approximating the Federal Funds rate. All outstanding Mandatorily Redeemable Preferred A Units were redeemed and retired in their entirety in April 1998 for approximately $12.5 million in cash. In April 1998, the Company redeemed a portion of the Mandatorily Redeemable Preferred B Units for approximately $1.2 million in cash. The Company used $13.8 million of the proceeds of the Offering to redeem all of the remaining outstanding Mandatorily Redeemable Preferred B Units on July 17, 1998.

         PaineWebber Capital Inc., an affiliate of PaineWebber, has loaned $30,000,000 to Roundtable pursuant to a loan agreement dated as of June 19, 1998 (the "PaineWebber Loan"). Roundtable used the proceeds from the PaineWebber Loan to make distributions of undistributed profits to the members of Roundtable before the Reorganization. In connection with the dissolution of Roundtable, Knight/Trimark assumed all of Roundtable's obligations under the PaineWebber Loan.

         The Company and its subsidiaries currently anticipate that net proceeds from this Offering together with their available cash resources and credit facilities will be sufficient to meet their anticipated working capital and capital expenditure requirements for at least the next 12 months.

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies, including computers involved in the securities industry, may need to be upgraded to comply with such "Year 2000" requirements. The Company has undertaken a project to identify, modify and test non-year 2000 compliant communications and data processing systems in anticipation of the Year 2000. The Company's main trading-related systems are currently Year 2000 compliant. The Company plans to have its other computer systems certified by the end of the first quarter of 1999. However, there can be no assurance that such schedule will be met or the systems of other companies on which the Company's business is dependent also will be converted timely or that any such failure to convert by another company would not have an adverse effect on the Company's business. Although the Company believes that its systems will be Year 2000 compliant, there can be no assurance that they will be, and if not, it may have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company is in the process of establishing contingency plans in the event of material adverse effects caused by non-Year 2000 compliant systems. The Company's progress under its Year 2000 compliance plan is reviewed and monitored by senior management.

         The success of the Company's plan depends heavily on parallel efforts being undertaken by other entities with which the Company's systems interact, most notably the Company's clearing brokers and the major securities industry service organizations, and therefore, the Company is taking steps to determine the status of these other entities' Year 2000 compliance and to test them individually. The Company's plan includes participating in industry-wide testing during the fourth quarter of 1998 and first quarter of 1999.

         The total cost of the Year 2000 project is currently estimated to be approximately $500,000. This amount primarily represents the total estimated man-hour costs of internal Company resources working on the Year 2000 project. Costs related to the project are expensed as incurred, and the Company has incurred approximately $250,000 of such costs as of June 30, 1998.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         On January 28, 1997, the SEC adopted new rules (Securities Act Release No. 7386) that require disclosures about the policies used to account for derivatives, and certain quantitative and qualitative information about market risk exposures. Since its inception, neither the Company nor its subsidiaries have traded or otherwise transacted in derivatives.

         In the normal course of its market-making business, the Company maintains inventories of listed and OTC securities. The fair value of these securities at June 30, 1998 was $78.1 and $51.7 million, respectively, in long positions and short positions. The potential loss in fair value, using a hypothetical 10.0% decline in prices, is estimated to be approximately $2.6 million as of June 30, 1998 due to the offset of losses in long positions with gains in short positions.

         For working capital purposes, the Company invests in money market funds or maintains interest bearing balances in its trading accounts with clearing brokers, which are classified as cash equivalents and receivable from clearing brokers, respectively in the Consolidated Statements of Financial Condition. These amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing.

                         PART II. OTHER INFORMATION

ITEM 2.  USE OF PROCEEDS

         On July 8, 1998, the Registration Statement was declared effective by the SEC, pursuant to which 8,688,246 shares of the Company's Class A Stock were offered and sold for the account of the Company at a price of $14.50 per share, generating gross offering proceeds of $126.0 million. An additional 1,311,754 shares of the Company's Common Stock were offered and sold for the account of a selling stockholder at a price of $14.50 per share, generating gross offering proceeds to the selling shareholder of $19.0 million. The managing underwriters of the Offering were BancAmerica Robertson Stephens; Merrill Lynch, Pierce Fenner & Smith Incorporated; PaineWebber Incorporated; ABN AMRO Incorporated; and Southwest Securities, Inc.

         The net proceeds to the Company from the sales of the 8,688,246 shares of Class A Stock offered by the Company were approximately $116.3 million at the Offering price of $14.50 per share after deducting underwriting discounts and commissions of approximately $8.2 million and estimated Offering expenses of approximately $1.5 million payable by the Company. On August 3, 1998, the underwriters' exercised an over-allotment option to purchase 1.5 million shares at the Offering price of $14.50. Before deducting underwriting discounts and commissions, the underwriters' exercise of the overallotment option generated gross proceeds of approximately $21.7 million for the Company. The net proceeds to the Company from the overallotment option were approximately $20.3 million after deducting underwriting discounts and commissions of $1.4 million. Additionally, the Company has issued options to employees and directors of the Company to purchase approximately 5,097,000 shares of Class A Common Stock at an exercise price equal to the Offering price. See the Company's Registration Statement on Form S-1 dated July 8, 1998 as filed with the Commission for a more complete description of these transactions.

         The principal purposes of the Offering were to increase the Company's working capital and equity base, to provide a public market for its Class A Stock, to permit future acquisitions using cash or publicly tradable Class A Stock, and to facilitate future access to capital markets. From the proceeds of the Offering, the Company used $13.8 million to redeem all of the outstanding Mandatorily Redeemable Preferred B Units of Roundtable. The Company intends to use the remaining proceeds of the Offering for working capital and for general corporate purposes. The Company may also use a portion of the proceeds of the Offering to pursue acquisitions of or investments in businesses, products or technologies that are complementary to those of the Company. The Company currently does not have any commitments or agreements with respect to any such transactions. Pending such uses, the Company intends to invest the net proceeds of the Offering in short-term, investment-grade, interest-bearing securities.

ITEM 6.  EXHIBITS

   10.1 Assumption Agreement between Roundtable Partners, L.L.C. and Knight/Trimark Group, Inc., dated as of July 31, 1998.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto until duly authorized.


                                        Knight/Trimark Group, Inc.

                                        By: /s/ Robert I. Turner
                                            ------------------------------
                                        Name:   Robert I. Turner
                                        Title:  Treasurer, Executive Vice
                                                President, Chief Financial
                                                and Accounting Officer


Date:  August  21, 1998