Form 10-Q
period 1998-10-30
KNIGHT TRIMARK GROUP INC
filed 1998-11-06
CIK 1060749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                   001-14223
                            COMMISSION FILE NUMBER

                          KNIGHT/TRIMARK GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              52-2096335
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

                525 WASHINGTON BOULEVARD, JERSEY CITY, NJ 07310
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 222-9400

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  At November 6, 1998 the number of shares outstanding of the registrant's Class A common stock was 49,062,184, and the number of shares outstanding of the registrant's Class B common stock was 3,942,698.

                          KNIGHT/TRIMARK GROUP, INC.
                          FORM 10-Q QUARTERLY REPORT
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I   FINANCIAL INFORMATION:
Item 1.  Financial Statements
         Consolidated Statements of Income......................................................   3
         Consolidated Statements of Financial Condition.........................................   4
         Consolidated Statements of Cash Flows..................................................   5
         Notes to Consolidated Financial Statements.............................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................  16
PART II  OTHER INFORMATION:
Item 2.  Use of Proceeds........................................................................  17
Signatures.....................................................................................   17

  UNLESS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" MEAN KNIGHT/TRIMARK GROUP, INC. AND SUBSIDIARIES OR ROUNDTABLE PARTNERS, L.L.C. AND SUBSIDIARIES, AS APPROPRIATE. UPON THE CLOSING OF THE COMPANY'S INITIAL PUBLIC OFFERING ON JULY 13, 1998, ROUNDTABLE PARTNERS, L.L.C. BECAME A WHOLLY-OWNED SUBSIDIARY OF KNIGHT/TRIMARK GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           KNIGHT/TRIMARK GROUP, INC.
    (SUCCESSOR TO THE BUSINESS OF ROUNDTABLE PARTNERS, L.L.C. (SEE NOTE 2))
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                              ----------------------- -------------------------
                                 1998        1997         1998         1997
                              ----------- ----------- ------------ ------------
Revenues
  Net trading revenue.......  $89,962,029 $57,834,882 $233,023,366 $157,665,531
  Commissions, net..........    1,351,033     226,191    1,546,487      535,190
  Interest, net.............    1,062,482     510,702    1,884,792    1,441,630
                              ----------- ----------- ------------ ------------
    Total revenues..........   92,375,544  58,571,775  236,454,645  159,642,351
                              ----------- ----------- ------------ ------------
Expenses
  Employee compensation and
   benefits.................   28,322,403  15,033,857   67,813,652   39,538,742
  Payments for order flow...   20,351,538  16,136,468   56,110,690   51,105,705
  Execution and clearance
   fees.....................   11,773,825   8,576,200   32,203,258   21,859,909
  Communications and data
   processing...............    3,020,291   1,832,008    7,659,996    4,872,357
  Depreciation and amortiza-
   tion.....................    1,515,863   1,083,436    4,151,004    3,081,941
  Occupancy and equipment
   rentals..................    1,585,667     666,213    3,981,073    1,768,003
  Professional fees.........    1,256,418     565,870    2,230,458    1,114,738
  Business development......      606,592     321,581    1,595,490      997,666
  Interest on Preferred
   Units....................       36,845     435,036      714,904    1,515,991
  Other.....................      823,307     293,840    1,670,755      847,379
                              ----------- ----------- ------------ ------------
    Total expenses..........   69,292,749  44,944,509  178,131,280  126,702,431
                              ----------- ----------- ------------ ------------
Net income before taxes.....   23,082,795  13,627,266   58,323,365   32,939,920
Income tax expense..........    9,259,200           -    9,259,200            -
                              ----------- ----------- ------------ ------------
Net income..................  $13,823,595 $13,627,266 $ 49,064,165 $ 32,939,920
                              =========== =========== ============ ============
Basic and diluted earnings
 per share..................  $      0.26             $       0.93
                              ===========             ============
Pro forma adjustment (see
 Note 2):
Net income before taxes.....  $23,082,795 $13,627,266 $ 58,323,365 $ 32,939,920
  Pro forma income tax ex-
   pense....................    9,925,602   5,859,724   25,079,047   14,164,166
                              ----------- ----------- ------------ ------------
Pro forma net income........  $13,157,193 $ 7,767,542 $ 33,244,318 $ 18,775,754
                              =========== =========== ============ ============
Pro forma basic and diluted
 earnings per share.........  $      0.25 $      0.15 $       0.63 $       0.36
                              =========== =========== ============ ============
Weighted average shares of
 Class A and Class B Stock
 outstanding................   52,554,882               52,554,882
                              ===========             ============
Pro forma shares of Class A
 and Class B Stock outstand-
 ing........................               51,504,882                51,504,882
                                          ===========              ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.
    (SUCCESSOR TO THE BUSINESS OF ROUNDTABLE PARTNERS, L.L.C. (SEE NOTE 2))
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
ASSETS
Cash and cash equivalents........................... $140,504,645  $ 13,797,198
Securities owned, at market value...................   55,005,323    61,726,045
Receivable from clearing brokers....................   65,639,155    30,151,720
Fixed assets and leasehold improvements, at cost,
 less accumulated depreciation and amortization of
 $5,536,464 at September 30, 1998 and $3,884,743 at
 December 31, 1997..................................   11,477,422     7,353,429
Goodwill, less accumulated amortization of
 $6,098,965 at September 30, 1998 and $4,465,484 at
 December 31, 1997..................................   15,445,407    14,192,840
Other assets........................................    2,402,017       651,190
                                                     ------------  ------------
    TOTAL ASSETS.................................... $290,473,969  $127,872,422
                                                     ============  ============
LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY
Liabilities
  Securities sold, not yet purchased, at market val-
   ue............................................... $ 44,780,469  $ 21,060,857
  Short-term borrowings.............................   25,000,000             -
  Accrued compensation expense......................   14,906,898     6,112,562
  Accrued execution and clearance fees..............    4,395,122     3,966,145
  Accrued payments for order flow...................    4,982,016     3,764,391
  Accounts payable, accrued expenses and other lia-
   bilities.........................................    4,587,464     1,394,288
  Distributions on Common Units payable to members..            -     8,405,326
  Liability for capital lease.......................            -       786,801
  Interest payable on Preferred Units...............            -       424,981
  Subordinated note.................................            -       500,000
  Mandatorily Redeemable Preferred A Units..........            -    12,483,610
  Mandatorily Redeemable Preferred B Units..........            -    15,000,000
  Income taxes payable..............................    9,238,200             -
                                                     ------------  ------------
    Total liabilities...............................  107,890,169    73,898,961
                                                     ------------  ------------
Members' equity
  Common units, $10 par value, 734,497 units issued
   and outstanding at December 31, 1997.............            -     7,344,970
  Undistributed income..............................            -    46,628,491
Stockholders' equity
  Class A Common Stock, $0.01 par value, 200,000,000
   shares authorized, 49,062,184 shares issued and
   outstanding at September 30, 1998................      490,622             -
  Class B Common Stock, $0.01 par value, 20,000,000
   shares authorized, 3,942,698 shares issued and
   outstanding at September 30, 1998................       39,427             -
  Additional paid-in capital........................  169,779,929             -
  Retained earnings.................................   12,273,822             -
                                                     ------------  ------------
    Total members'/stockholders' equity.............  182,583,800    53,973,461
                                                     ------------  ------------
    TOTAL LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQ-
     UITY........................................... $290,473,969  $127,872,422
                                                     ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT/TRIMARK GROUP, INC.
    (SUCCESSOR TO THE BUSINESS OF ROUNDTABLE PARTNERS, L.L.C. (SEE NOTE 2))
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................  $ 49,064,165  $ 32,939,920
Adjustments to reconcile net income to net cash
 provided by operating activities
Depreciation and amortization.....................     4,151,004     3,081,941
(Increase) decrease in operating assets
  Securities owned................................     6,720,722    (4,668,717)
  Receivable from clearing brokers................   (35,487,435)  (27,744,588)
  Other assets....................................    (1,750,827)     (111,186)
Increase (decrease) in operating liabilities
  Securities sold, not yet purchased..............    23,719,612    13,496,744
  Accrued compensation expense....................     8,794,336    (4,185,918)
  Accrued execution and clearance fees............       428,977      (650,536)
  Accrued payments for order flow.................     1,217,625      (110,074)
  Income taxes payable............................     9,238,200             -
  Accounts payable, accrued expenses and other li-
   abilities......................................     2,601,141     6,306,880
                                                    ------------  ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES.....    68,697,520    18,354,466
                                                    ------------  ------------
Cash flows from investing activities
  Payment of contingent consideration.............    (2,886,048)     (892,636)
  Purchases of fixed assets and leasehold improve-
   ments..........................................    (7,261,263)   (1,940,793)
                                                    ------------  ------------
    NET CASH USED IN INVESTING ACTIVITIES.........   (10,147,311)   (2,833,429)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from initial public offering.......   136,811,757             -
  Net increase in short-term borrowings...........    25,000,000             -
  Decrease in subordinated note...................      (500,000)            -
  Redemptions of Mandatorily Redeemable Preferred
   A Units........................................   (12,483,610)  (10,147,050)
  Redemptions of Mandatorily Redeemable Preferred
   B Units........................................   (15,000,000)            -
  Distributions on Common Units...................   (65,670,909)  (15,507,868)
                                                    ------------  ------------
    NET CASH PROVIDED BY (USED IN) FINANCING AC-
     TIVITIES.....................................    68,157,238   (25,654,918)
                                                    ------------  ------------
Increase (decrease) in cash and cash equivalents..   126,707,447   (10,133,881)
Cash and cash equivalents at beginning of period..    13,797,198    15,353,166
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $140,504,645  $  5,219,285
                                                    ============  ============

Noncash financing activity:

  During April 1998, the Company terminated a capital lease with a remaining obligation of $713,207. The net book value of the equipment under such capital lease was $619,747.

  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT/TRIMARK GROUP, INC.
    (SUCCESSOR TO THE BUSINESS OF ROUNDTABLE PARTNERS, L.L.C. (SEE NOTE 2))
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

  Knight/Trimark Group, Inc. ("Knight/Trimark"), was organized in April 1998 for the purpose of succeeding to the business of Roundtable Partners, L.L.C. ("Roundtable") (see Note 2) (references to the "Company" will refer to Roundtable or Knight/Trimark, as appropriate). Roundtable was initially capitalized on March 27, 1995 to own and operate the securities market making businesses of Knight Securities, L.P. and Trimark Securities, L.P.

  Knight/Trimark, as sole member of Roundtable, consented to the dissolution of Roundtable immediately prior to the opening of business on August 3, 1998 and commenced winding up Roundtable's business. On July 31, 1998, the assets and business activities of Knight Securities, L.P. were transferred to Knight Securities, Inc., a Delaware corporation, and became a wholly-owned subsidiary of the Company (hereafter, references to "Knight" will refer to Knight Securities, L.P. or Knight Securities, Inc., as appropriate). Simultaneous to this transaction, the assets and business activities of Trimark Securities, L.P. were transferred to Trimark Securities, Inc., a Delaware corporation, and became a wholly-owned subsidiary of the Company (hereafter, references to "Trimark" will refer to Trimark Securities, L.P. or Trimark Securities, Inc., as appropriate).

  Knight operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the NASDAQ stock market and on the OTC Bulletin Board. Trimark operates as a market maker in the over-the-counter market for equity securities that are listed on the New York and American Stock Exchanges ("listed securities"). Knight and Trimark are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission") and are members of the National Association of Securities Dealers, Inc. ("NASD").

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

  Certain prior period amounts have been reclassified to conform to the current period presentation.

2. REORGANIZATION AND INITIAL PUBLIC OFFERING

  Upon the closing of an initial public offering (the "Offering") on July 13, 1998, all of the members of Roundtable elected to exchange their membership interests in Roundtable for shares of Common Stock of Knight/Trimark. Based on an Offering price of $14.50 per share, all of the membership interests of Roundtable were exchanged for 36,662,415 voting shares of Class A Common Stock of Knight/Trimark (the "Class A Stock") and 3,942,698 nonvoting shares of Class B Common Stock of Knight/Trimark (the "Class B Stock"). Roundtable received no additional consideration in connection with such conversion of membership interests into shares of Class A and Class B Stock (the foregoing transactions, collectively, shall be referred to herein as the "Reorganization").

  The specific transactions of the Reorganization and Offering were as follows:

  -- Exchange of 734,497 Common Units of Roundtable for 36,662,415 shares of
     Class A Stock and 3,942,698 shares of Class B Stock;

  -- Purchase of 1,513,000 shares of Class A Stock by management of Roundtable and 288,636 shares of Class A Stock by non-management members of Roundtable for $26,123,719 from undistributed income of Roundtable through March 31, 1998 at the Offering price;

  -- Certain non-management investors, who had so elected, received a cash distribution during June of $26,521,293 for their respective undistributed income in Roundtable through March 31, 1998;

  -- The members of Roundtable received a cash distribution of $21,977,097 during June and July representing an estimate of their respective share of the total amount of undistributed income of Roundtable accruing between April 1, 1998 and the closing of the Offering;

  -- Repayment of the $500,000 subordinated note to Brown & Company
     Securities Corporation ("Brown"), the subordinated note holder;

  -- Redemption of all outstanding Mandatorily Redeemable Preferred B Units for $13,847,100;

  -- Brown exercised its option to purchase 7,143 Common Units of Roundtable
     (the "Brown Option") by purchasing the equivalent shares of Class A Stock of the Corporation (394,887 shares) at the closing of the Offering at a total exercise amount of $71,430; and

  -- The Offering of 10,000,000 shares of Class A Stock (not including an underwriters' over-allotment option of 1,500,000 shares (the "Overallotment Option")) comprised of 8,688,246 newly-issued shares and 1,311,754 shares from a selling shareholder at the Offering price, less the applicable underwriting discounts of approximately $8.2 million and offering expenses of approximately $1.6 million, resulting in net proceeds to the Company of approximately $116.2 million.

  On August 3, 1998, the underwriters exercised the Overallotment Option, pursuant to which the Company issued and sold 1,500,000 additional shares at the Offering price, less the applicable underwriting discounts and offering expenses, resulting in net proceeds to the Company of $20.3 million.

  Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. Subsequent to the Reorganization, the Company was subject to federal income taxes and state income taxes in New York, New Jersey and other states. Actual income tax expense on the Consolidated Statements of Income represents income taxes incurred from July 13, 1998, the date of the Reorganization, through September 30, 1998. Pro forma income tax expense on the Consolidated Statements of Income includes pro forma amounts relating to federal income taxes, as well as pro forma amounts relating to state income taxes in New York, New Jersey and other states as if the Company was a C corporation for the entire three and nine- month periods. The Company's pro forma effective tax rate of 43% for the periods presented differs from the federal statutory rate of 35% primarily due to state income taxes (6%), as well as nondeductible expenses, including the amortization of goodwill and a portion of business development expenses (2%).

3. NET CAPITAL REQUIREMENTS

  As SEC-registered broker-dealers and NASD member firms, Knight and Trimark are subject to the Commission's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. Knight and Trimark have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1,000,000 or 6 2/3% of aggregate indebtedness, as defined.

  As of September 30, 1998, Knight had net capital of $85,524,714, which was $83,656,050 in excess of its required net capital of $1,868,664 and Trimark had net capital of $30,774,127, which was $29,774,127 in excess of its required net capital of $1,000,000.

4. RELATED PARTY TRANSACTIONS

  A substantial portion of Knight's and Trimark's securities transactions are conducted with broker-dealers that owned membership interests in Roundtable prior to the closing of the Offering and own common stock of Knight/Trimark subsequent to the closing of the Offering. Included within payments for order flow on the Consolidated Statements of Income are the following amounts related to these broker-dealer owners and the subordinated note holder:

   For the three-month period ended September 30, 1998............. $14,254,303
   For the three-month period ended September 30, 1997.............  12,334,364
   For the nine-month period ended September 30, 1998..............  38,831,895
   For the nine-month period ended September 30, 1997..............  39,905,792

  As measured in share volume, such broker-dealer owners accounted for 39% of the Company's order flow during the three-month periods ended September 30, 1998 and 1997 and 40% and 39% for the nine-month periods ended September 30, 1998 and 1997, respectively. Moreover, five of these affiliates accounted for 32% and 33% of the Company's total order flow for the three and nine-month periods ended September 30, 1998, respectively. In addition, one of these affiliates accounted for 11% and 10% of the Company's total order flow for the three and nine-month periods ended September 30, 1998, respectively

  Included within accrued payments for order flow on the Consolidated Statements of Financial Condition are the following amounts payable to the broker-dealer owners and the subordinated note holder:

   September 30, 1998................................................ $3,643,626
   December 31, 1997.................................................  1,990,045

  As of December 31, 1997, Knight and Trimark cleared their securities transactions through clearing brokers that owned equity interests in the Company. Effective March 9, 1998, Knight began clearing its securities transactions through an unaffiliated clearing broker.

  Included within clearance and execution fees on the Consolidated Statements of Income are the following amounts related to the affiliated clearing brokers:

   For the three-month period ended September 30, 1998............. $ 5,233,909
   For the three-month period ended September 30, 1997.............   6,082,294
   For the nine-month period ended September 30, 1998..............  17,282,969
   For the nine-month period ended September 30, 1997..............  15,686,562

  Included within accrued clearance and execution fees on the Consolidated Statements of Financial Condition are the following amounts payable to the affiliated clearing brokers:

   September 30, 1998................................................ $1,778,796
   December 31, 1997.................................................  2,703,657

5. SHORT-TERM FINANCING

  On June 19, 1998, the Company entered into an unsecured $30,000,000 loan agreement with an affiliate of one of its clearing brokers. Such loan pays interest monthly based on the London Interbank Offered Rate and matures on June 19, 1999. The proceeds from the loan were used to pay undistributed profits to the Company's members (see Note 2). The loan agreement allows for scheduled principal pre-payments without penalty. The Company made principal pre-payments under the loan of $5 million and $9 million on September 15, 1998 and October 20, 1998, respectively.

6. EARNINGS PER SHARE

  Basic and diluted earnings per common share have been calculated by dividing net income by the weighted average Class A Stock and Class B Stock outstanding during each respective period. Upon sale or transfer, the Class B Stock are exchangeable for Class A Stock. The Company's outstanding options do not have a dilutive effect on earnings and, as such, are not included within the calculation. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                3 MONTHS ENDED 9/30/98   3 MONTHS ENDED 9/30/97
                               ------------------------ ------------------------
                               NUMERATOR/               NUMERATOR/  DENOMINATOR/
                                PRO FORMA  DENOMINATOR/  PRO FORMA   PRO FORMA
                                 INCOME       SHARES      INCOME       SHARES
                               ----------- ------------ ----------- ------------
                               $13,157,193  52,554,882  $ 7,767,542  51,504,882
                                         -           -            -           -
                               ----------- -----------  ----------- -----------
                               $13,157,193  52,554,882  $ 7,767,542  51,504,882
                               =========== ===========  =========== ===========
   Basic and diluted EPS......             $      0.25              $      0.15
                                           ===========              ===========
                                9 MONTHS ENDED 9/30/98   9 MONTHS ENDED 9/30/97
                               ------------------------ ------------------------
                               NUMERATOR/               NUMERATOR/  DENOMINATOR/
                                PRO FORMA  DENOMINATOR/  PRO FORMA   PRO FORMA
                                 INCOME       SHARES      INCOME       SHARES
                               ----------- ------------ ----------- ------------
                               $33,244,318  52,554,882  $18,775,754  51,504,882
                                         -           -            -           -
                               ----------- -----------  ----------- -----------
                               $33,244,318  52,554,882  $18,775,754  51,504,882
                               =========== ===========  =========== ===========
   Basic and diluted EPS......             $      0.63              $      0.36
                                           ===========              ===========

  Pro forma net income represents net income adjusted to reflect pro forma income taxes as if the Company was a C Corporation for the full period (see
Note 2). The pro forma shares outstanding used for the three and nine-month periods prior to the Offering represent shares outstanding immediately subsequent to the Reorganization and Offering, but assume that the 30-day option to purchase an additional 1,500,000 shares of Class A Stock granted to the underwriters of the Company's initial public offering was not exercised. Such option was exercised on August 3, 1998.

7. REDEMPTION OF MANDATORILY REDEEMABLE PREFERRED UNITS

  On July 17, 1998, Roundtable redeemed and retired all outstanding Mandatorily Redeemable Preferred B Units for $13,847,100.

8. LONG-TERM INCENTIVE PLAN

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

  Simultaneous with the closing of the Offering, the Company issued to employees and directors of the Company options to purchase shares of the Company's Class A Stock at an exercise price of $14.50 per share. Such options vest over a four-year period and expire on the tenth anniversary of the grant date. The following is a reconciliation of option activity for the Plans through September 30, 1998:

                                                1998 LONG-TERM 1998 NON-EMPLOYEE
                                                INCENTIVE PLAN STOCK OPTION PLAN
                                                -------------- -----------------
   Granted during quarter......................   5,027,000         72,000
   Surrendered during quarter..................     (26,000)             -
                                                  ---------         ------
   Outstanding at September 30, 1998...........   5,001,000         72,000
                                                  =========         ======

  In addition, simultaneous with the closing of the Offering, the Company granted a total of 15,000 shares of restricted Class A Stock to certain directors of the Company under the 1998 Non-employee Stock Option Plan. The Company expensed $217,500 related to this transaction which is included within Other Expenses on the Consolidated Statements of Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1997 included within the Registration Statement.

  The Company is a leading market maker in NASDAQ securities, in other over-the-counter ("OTC") securities, and in the OTC market in exchange-listed equity securities (the "Third Market"), primarily consisting of equity securities listed on the New York Stock Exchange ("NYSE") and American Stock Exchange ("AMEX"). Through its wholly-owned subsidiary, Knight, the Company makes markets in approximately 7,800 over-the-counter equity securities. Through its wholly-owned subsidiary, Trimark, the Company makes markets in all NYSE- and AMEX-listed equity securities in the Third Market.

VARIABILITY OF RESULTS

  The Company has experienced and expects to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including the value of the Company's securities positions and the Company's ability to manage the risks attendant thereto, the volume of its market-making activities, volatility in the securities markets, its ability to manage personnel, overhead and other expenses, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow, clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions and general economic conditions. If demand for the Company's market making services declines and the Company is unable to adjust its cost structure on a timely basis, the Company's operating results could be materially and adversely affected. The Company has experienced, and may experience in the future, significant seasonality in its business.

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

REVENUES

  The Company's revenues consist principally of net trading revenue from market-making activities. To date, the Company has only traded equity securities. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in trade and share volumes from customers, the Company's ability to derive trading gains by taking proprietary positions to facilitate customer transactions, by regulatory changes and by evolving industry customs and practices. The Company's net trading revenue per trade for OTC securities has historically exceeded the net revenue per trade for listed securities.

  In addition, the Company has expanded its institutional sales business which executes both listed and OTC transactions for institutional customers. OTC securities transactions with institutional customers are executed as principal, and all related profits and losses are included within net trading revenue. Listed securities transactions with institutional customers are executed on an agency basis, for which the Company earns commissions on a per share basis. Commissions are recorded net of soft dollar expenses. The Company also earns interest income from the Company's cash and securities positions held at banks and in trading accounts at clearing brokers, net of transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

EXPENSES

  The Company's operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses is variable in nature. Employee compensation and benefits expense, which is largely profitability-based, fluctuates, for the most part, based on changes in net trading revenue and the Company's profitability. Payments for order flow fluctuate based on share volume, the mix of market orders and limit orders and the mix of orders received from broker-dealers compared to other institutional customers. Execution and clearance fees fluctuate primarily based on changes in trade and share volume, the mix of trades of OTC securities compared to listed securities and the clearance fees charged by clearing brokers.

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

  Payments for order flow represent customary payments to broker-dealers, in the normal course of business, for directing their order flow to the Company. The Company does not pay for order flow from non-broker-dealer customers and broker-dealer customers whose policy is to not receive payments for order flow. As a result of the new Order Handling Rules implemented by the SEC in 1997, the Company changed its order flow payment policy in 1997 from paying broker-dealers for substantially all order executions, to paying broker-dealers only for orders which provide the Company with a profit opportunity. For example, the Company makes payments on market orders, but does not pay on limit orders. As a result of these changes, the average order flow payment per transaction has declined from prior year levels.

  Execution and clearance fees primarily represent clearance fees paid to clearing brokers for OTC and listed securities, transaction fees paid to NASDAQ for OTC securities, and execution fees paid to third parties, for executing trades primarily in listed securities on the NYSE and AMEX and for executing orders through Electronic Communications Networks ("ECNs"). Execution and clearance fees are higher for listed securities than for OTC securities. Due to the Company's significant growth in share and trade volume, the Company has been able to negotiate favorable rates and volume discounts from clearing brokers and providers of execution services. As a result of these lower rates and discounts and the increase in trade volume of OTC securities as a percentage of total trade volume, execution and clearance fees per trade have decreased.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

  Net trading revenue increased 56% to $90.0 million for the three months ended September 30, 1998, from $57.8 million for the comparable period in 1997. This increase was primarily due to higher trading volume, particularly higher trade volume for OTC securities, which was offset in part by lower average net trading revenue and commissions per trade. Total trade volume increased 89% to 10.5 million trades for the three months ended September 30, 1998, from 5.5 million trades for the comparable period in 1997. Total share volume increased 88% to 9.5 billion shares traded for the three months ended September 30, 1998, from 5.0 billion shares traded for the comparable period in 1997. Commissions increased to $1.4 million for the three months ended September 30, 1998, from $226,000 for the comparable period in 1997, as the Company continued to expand its institutional sales business.

  Average net trading revenue and commissions per trade decreased 17% to $8.69 per trade for three months ended September 30, 1998, from $10.46 per trade for the comparable period in 1997. The decrease in average net trading revenue and commissions per trade was primarily due to the SEC's new Order Handling Rules, which were implemented between January 1997 and October 1997, and, to a lesser extent, the move to securities being quoted in sixteenths of a dollar rather than eighths of a dollar.

  Interest, net increased 108% to $1.1 million for the three months ended September 30, 1998, from $511,000 for the comparable period in 1997. This increase was primarily due to higher cash balances held at banks as a result of the proceeds from the Offering.

EXPENSES

  Employee compensation and benefits expense increased 88% to $28.3 million for the three months ended September 30, 1998, from $15.0 million for the comparable period in 1997. As a percentage of net trading revenue and commissions, employee compensation increased to 31% for the three months ended September 30, 1998, from 26% for the comparable period in 1997. The increase on a dollar basis and as a percentage of net trading revenue and commissions was primarily due to the Company's increased profitability and an increase in the number of employees. Due to increased net trading revenue, commissions and profitability, Profitability Based Compensation increased 75% to $21.2 million for the three months ended September 30, 1998, from $12.1 million for the comparable period in 1997. The number of employees increased to 428 employees as of September 30, 1998, from 270 employees as of September 30, 1997.

  Payments for order flow increased 26% to $20.4 million for the three months ended September 30, 1998, from $16.1 million for the comparable period in 1997. As a percentage of net trading revenue and commissions, payments for order flow decreased to 22% for the three months ended September 30, 1998 from 28% for the comparable period in 1997. The decrease in payments for order flow as a percentage of net trading revenue and commissions resulted from changes in the mix of market orders versus limit orders and changes in customer mix.

  Execution and clearance fees increased 37% to $11.8 million for the three months ended September 30, 1998, from $8.6 million for the comparable period in 1997. As a percentage of net trading revenue and commissions, execution and clearance fees decreased to 13% for the three months ended September 30, 1998, from 15% for the comparable period in 1997. The increase on a dollar basis was primarily due to a 89% increase in trades for the comparable period in 1997, which was offset, in part, by a decrease in clearance rates charged by clearing brokers and higher growth in the volume of OTC securities transactions, which have lower execution costs than transactions in listed securities. The decrease in execution and clearance fees as a percentage of net trading revenue and commissions was primarily due to a decrease in clearance rates charged by clearing brokers.

  Communications and data processing expense increased 65% to $3.0 million for the three months ended September 30, 1998, from $1.8 million for the comparable period in 1997. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

  Depreciation and amortization expense increased 40% to $1.5 million for the three months ended September 30, 1998, from $1.1 million for the comparable period in 1997. This increase was primarily due to the purchase of additional fixed assets and leasehold improvements to support the Company's expanded operations, and the amortization of goodwill recognized as part of Trimark's acquisition of Tradetech Securities, L.P., which was completed in November 1997.

  Occupancy and equipment rental expense increased 138% to $1.6 million for the three months ended September 30, 1998, from $666,000 for the comparable period in 1997. This increase was primarily attributable to additional office space and increased computer equipment lease expense. The Company occupied 75,768 square feet of office space at September 30, 1998, up from 49,032 square feet of office space at September 30, 1997.

  Professional fees increased 122% to $1.3 million for the three months ended September 30, 1998, from $566,000 for the comparable period in 1997. This increase was primarily due to increased consulting expenses related to the Company's investments in technology and the Company's efforts to establish an institutional sales office in London.

  Business development expense increased 89% to $607,000 for the three months ended September 30, 1998, from $322,000 for the comparable period in 1997. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in the business of the Company and its focus on the institutional sales business.

  Interest on Mandatorily Redeemable Preferred Units decreased 92% to $37,000 for the three months ended September 30, 1998, from $435,000 for the comparable period in 1997. This decrease was primarily due to the redemption and retirement of $12.5 million Mandatorily Redeemable Preferred A Units and $15 million Mandatorily Redeemable Preferred B Units by the Company in April and July 1998.

  Other expenses increased 180% to $823,000 for the three months ended September 30, 1998, from $294,000 for the comparable period in 1997. This was primarily the result of directors' fees, restricted stock granted to directors in connection with the initial public offering and increased office expenses and other operating costs of the Company incurred in connection with its business growth.

INCOME TAXES

  Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. After the Reorganization, the Company is subject to federal income taxes and state income taxes in New York, New Jersey and other states. Actual income tax expense on the Consolidated Statements of Income represents income taxes incurred from July 13, 1998, the date of the Company's Reorganization, through September 30, 1998. Pro forma income tax expense includes pro forma amounts relating to federal income taxes, as well as pro forma amounts relating to state income taxes in New York, New Jersey and other states, as if the Company was a C Corporation for the entire period. Pro forma income tax expense was determined using an effective tax rate of 43% for the three months ended September 30, 1998 and 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

  Net trading revenue increased 48% to $233.0 million for the nine months ended September 30, 1998, from $157.7 million for the comparable period in 1997. This increase was primarily due to higher trading volume, particularly higher trade volume for OTC securities, which was offset in part by lower average net trading revenue and commissions per trade. Total trade volume increased 101% to 27.1 million trades during the nine-month period ended September 30, 1998, from 13.5 million trades in 1997. Total share volume increased 119% to 26.4 billion shares traded in the nine month period ended September 30, 1998, from 12.0 billion shares traded in the comparable 1997 period. Commissions increased to $1.5 million for the nine months ended September 30, 1998 from $535,000 for the comparable period in 1997, as the Company continued to expand its institutional sales business.

  Average net trading revenue and commissions per trade decreased 26% to $8.66 per trade during the nine months ended September 30, 1998, from $11.74 per trade during the nine months ended September 30, 1997, principally as a result of the SEC's new Order Handling Rules, which were implemented during 1997, and, to a lesser extent, the move to securities being quoted in sixteenths of a dollar rather than eighths of a dollar.

  Interest, net increased 31% to $1.9 million during the nine months ended September 30, 1998, from $1.4 million during the comparable 1997 period. This increase was primarily due to higher cash balances held at banks, as a result of the proceeds from the Offering, and higher cash balances held at the Company's clearing brokers from changes in the levels of securities owned and securities sold, not yet purchased, partially offset by increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

EXPENSES

  Employee compensation and benefits expense increased 72% to $67.8 million during the nine months ended September 30, 1998, from $39.5 million during the nine months ended September 30, 1997. As a percentage of net trading revenue and commissions, employee compensation and benefits expense increased to 29% during the nine months ended September 30, 1998, from 25% during the comparable 1997 period. The increase on a dollar basis and as a percentage of net trading revenue and commissions was primarily due to the Company's increased profitability and growth in the number of employees. Due to increased net trading revenue, commissions and profitability, Profitability Based Compensation increased 64% to $50.9 million, from $31.0 million in the comparable 1997 period. The number of employees increased to 428 employees as of September 30, 1998, from 270 employees as of September 30, 1997.

  Payments for order flow increased 10% to $56.1 million during the nine months ended September 30, 1998, from $51.1 million in the comparable 1997 period. As a percentage of net trading revenue and commissions, payments for order flow decreased to 24% for the nine months ended September 30, 1998, compared to 32% during the nine months ended September 30, 1997. The decrease in payments for order flow as a percentage of net trading revenue and commissions resulted from changes in the Company's order flow payment policy, changes in the mix of market orders versus limit orders, and changes in customer mix.

  Execution and clearance fees increased 47% to $32.2 million during the nine-month period ended September 30, 1998, from $21.9 million in the comparable 1997 period. As a percentage of net trading revenue and commissions, execution and clearance fees remained constant at 14% for the nine months ended September 30, 1998 and during the nine months ended September 30, 1997. The increase on a dollar basis was primarily due to increased trade volume, which was offset, in part, by a decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions, which have lower execution costs than transactions in listed securities.

  Communications and data processing expense increased 57% to $7.7 million during the nine months ended September 30, 1998, from $4.9 million during the comparable 1997 period. This increase was generally attributable to higher trading volumes, and an increase in the number of employees.

  Depreciation and amortization expense increased 35% to $4.2 million during the nine-month period ended September 30, 1998, from $3.1 million during the nine-month period ended September 30, 1997. This increase was primarily due to the purchase of additional fixed assets and leasehold improvements to support the Company's expanded operations and the amortization of goodwill recognized as part of Trimark's acquisition of Tradetech Securities, L.P., which was completed in November 1997.

  Occupancy and equipment rental expense increased 125% to $4.0 million during the nine-month period ended September 30, 1998, from $1.8 million in the comparable 1997 period. This increase was primarily attributable to additional office space and increased computer equipment lease expense. The Company occupied 75,768 square feet of office space at September 30, 1998, up from 49,032 square feet of office space at September 30, 1997.

  Professional fees increased 100% to $2.2 million for the three months ended September 30, 1998, from $1.1 million for the comparable period in 1997. This increase was primarily due to increased consulting expenses related to the Company's investments in technology and the Company's efforts to establish an institutional sales office in London.

  Business development expense increased 60% to $1.6 million for the nine months ended September 30, 1998, from $998,000 during the nine months ended September 30, 1997. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in the business of the Company and its focus on the institutional sales business.

  Interest on Mandatorily Redeemable Preferred Units decreased 53% to $715,000 during the nine months ended September 30, 1998, from $1.5 million during the nine months ended September 30, 1997. This decrease was primarily due to the redemption and retirement of $12.5 million Mandatorily Redeemable Preferred A Units and $15 million Mandatorily Redeemable Preferred B Units by the Company in April and July 1998.

  Other expenses increased 97% to $1.7 million for the nine months ended September 30, 1998, from $847,000 for the comparable period in 1997. This was primarily the result of directors' fees, restricted stock granted to directors in connection with the initial public offering and increased office expenses and other operating costs of the Company incurred in connection with its business growth.

INCOME TAXES

  Pro forma income tax expense was determined using an effective tax rate of 43% for the nine months ended September 30, 1998 and 1997.

LIQUIDITY

  Before the Offering, the Company financed its business primarily through cash generated by operations, as well as the private placement of preferred and common units and borrowings under subordinated notes. Currently, the Company finances its business through cash generated by operations as well as the proceeds from the Offering. As of September 30, 1998, the Company had $290.5 million in assets, 90% of which consisted of cash or assets readily convertible into cash (principally receivables from clearing brokers and securities owned). Receivables from clearing brokers include interest-bearing cash balances held with clearing brokers and net receivables for transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities which trade on NASDAQ and on the NYSE and AMEX markets.

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

  PaineWebber Capital Inc., an affiliate of PaineWebber, loaned $30,000,000 to Roundtable pursuant to a loan agreement dated as of June 19, 1998 (the "PaineWebber Loan"). Roundtable used the proceeds from the PaineWebber Loan to make distributions of undistributed profits to the members of Roundtable before the Reorganization. In connection with the dissolution of Roundtable, Knight/Trimark assumed all of Roundtable's obligations under the PaineWebber Loan. The Company made principal pre-payments under the loan of $5 million and $9 million on September 15, 1998 and October 20, 1998, respectively.

  The Company and its subsidiaries currently anticipate that net proceeds from the Offering together with their available cash resources and credit facilities will be sufficient to meet their anticipated working capital and capital expenditure requirements for at least the next 12 months.

  On October 8, 1998, the Company's Board of Directors approved a program to repurchase, over a period of up to eighteen months, up to 3 million shares of the Company's outstanding Class A common stock up to a total aggregate amount not to exceed $20 million. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. To date, the Company has not repurchased any shares under this program.

YEAR 2000

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in a little over a year, computer systems and/or software used by many companies, including computers involved in the securities industry, may need to be upgraded to comply with such "Year 2000" requirements.

  The Company has undertaken a project to identify, test, and modify when necessary, its communications and data processing systems in anticipation of the Year 2000. The Company's main trading-related systems have been certified as Year 2000 compliant. The Company plans to have its other computer systems certified by the end of the first quarter of 1999.

  The success of the Company's plan depends heavily on parallel efforts being undertaken by other entities with which the Company's systems interact, most notably the Company's clearing brokers and major securities industry service organizations. The Company is taking steps to determine the status of these other entities' Year 2000 compliance and to test them individually. The Company's plan includes participating in industry-wide testing during the first quarter of 1999.

  There can be no assurance that the Company's schedule for Year 2000 compliance will be met. Furthermore, there can be no assurance that the systems of other companies on which the Company's business depends will be tested and/or certified in a timely manner. Such failure to test and/or certify Year 2000 compliance by another company could have an adverse effect on the Company's business, financial condition and operating results. Because of this, the Company is in the process of establishing contingency plans in the event of material adverse effects caused by non-Year 2000 compliant systems. The Company's progress under its Year 2000 compliance plan is reviewed and monitored by senior management.

  The total cost of the Year 2000 project is currently estimated to be approximately $500,000. This amount primarily represents the total estimated man-hour costs of internal Company resources working on the Year 2000 project. Costs related to the project are expensed as incurred, and the Company has incurred approximately $300,000 of such costs as of September 30, 1998.

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

  In the normal course of its market-making business, the Company maintains inventories of listed and OTC securities. The fair value of these securities at September 30, 1998 was $55.0 and $44.8 million, respectively, in long positions and short positions. The potential loss in fair value, using a hypothetical 10.0% decline in prices, is estimated to be approximately $1.0 million as of September 30, 1998 due to the offset of losses in long positions with gains in short positions.

  For working capital purposes, the Company invests in money market funds or maintains interest bearing balances in its trading accounts with clearing brokers, which are classified as cash equivalents and receivable from clearing brokers, respectively, on the Consolidated Statements of Financial Condition. These amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing.

PART II. OTHER INFORMATION

ITEM 2. USE OF PROCEEDS

  On July 8, 1998, the Registration Statement was declared effective by the SEC, pursuant to which 8,688,246 shares of the Company's Class A Stock were offered and sold for the account of the Company at a price of $14.50 per share, generating gross offering proceeds of $126.0 million. An additional 1,311,754 shares of the Company's Class A Stock were offered and sold for the account of a selling stockholder at a price of $14.50 per share, generating gross offering proceeds to the selling shareholder of $19.0 million. The managing underwriters of the Offering were BancAmerica Robertson Stephens; Merrill Lynch, Pierce, Fenner & Smith Incorporated; PaineWebber Incorporated; ABN AMRO Incorporated; and Southwest Securities, Inc.

  The net proceeds to the Company from the sales of the 8,688,246 shares of Class A Stock offered by the Company were approximately $116.2 million at the Offering price of $14.50 per share after deducting underwriting discounts and commissions of approximately $8.2 million and Offering expenses of approximately $1.6 million paid by the Company. On August 3, 1998, the underwriters' exercised an over-allotment option to purchase 1.5 million shares at the Offering price of $14.50. Before deducting underwriting discounts and commissions, the underwriters' exercise of the overallotment option generated gross proceeds of approximately $21.7 million for the Company. The net proceeds to the Company from the overallotment option were approximately $20.3 million after deducting underwriting discounts and commissions of $1.4 million. See the Company's Registration Statement on Form S-1 dated July 8, 1998 as filed with the Commission for a more complete description of these transactions.

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

                                          Knight/Trimark Group, Inc.

                                          --------------------------------
                                          By: Robert I. Turner

                                          Title: Treasurer, Executive Vice
                                              President, Chief Financial and
                                              Accounting Officer
                                          Date: November 6, 1998