Form 10-K
period 1998-12-31
KNIGHT TRIMARK GROUP INC
filed 1999-03-24
CIK 1060749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                                   001-14223
                             Commission File Number

                                ---------------

                           KNIGHT/TRIMARK GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   52-2096335
                    (I.R.S. Employer Identification Number)

                525 Washington Boulevard, Jersey City, NJ 07310
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (201) 222-9400

                                ---------------

            Shares registered pursuant to Section 12(b) of the Act:
                                     None.

            Shares registered pursuant to Section 12(g) of the Act:
           21,850,000 shares of Class A Common Stock, $0.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was approximately $1,764,678,000 at March 22, 1999 based upon the closing price for shares of the Registrant's Class A Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 5% or more of the outstanding common stock of the Registrant.

   At March 22, 1999 the number of shares outstanding of the registrant's Class A common stock was 52,856,904, and the number of shares outstanding of the registrant's Class B common stock was 2,592,698.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Definitive Proxy Statement relating to the Company's 1999 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KNIGHT/TRIMARK GROUP, INC.
                            FORM 10-K ANNUAL REPORT
                  For the Fiscal Year Ended December 31, 1998

                               TABLE OF CONTENTS

 PART I

 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    13
 Item 3.  Legal Proceedings..............................................    13
 Item 4.  Submission of Matters to a Vote of Security Holders............    13

 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    14
 Item 6.  Selected Financial Data........................................    15
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    16
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    25
 Item 8.  Financial Statements and Supplementary Data....................    27
 Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosures..........................................    44

 PART III

 Item 10. Directors......................................................    44
 Item 11. Executive Compensation.........................................    44
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    44
 Item 13. Certain Relationships and Related Transactions.................    44

 PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    44

Exhibit Index

   UNLESS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" MEAN KNIGHT/TRIMARK GROUP, INC. AND SUBSIDIARIES OR ROUNDTABLE PARTNERS, L.L.C. AND SUBSIDIARIES, AS APPROPRIATE. UPON THE CLOSING OF THE COMPANY'S INITIAL PUBLIC OFFERING ON JULY 13, 1998, ROUNDTABLE PARTNERS, L.L.C. BECAME A WHOLLY-OWNED SUBSIDIARY OF KNIGHT/TRIMARK GROUP, INC.

PART I

Item 1. Business

Overview

   We are the leading market maker in Nasdaq securities and in the Third Market, which is the over-the-counter market in exchange-listed equity securities, primarily those listed on the New York Stock Exchange (NYSE) and the American Stock Exchange (AMEX). Market makers hold themselves out to execute trades by offering to buy or sell securities for their own account. We have attained our leadership position as a market maker by providing best execution services to broker-dealer and institutional customers through our sophisticated trading systems and methods. Through our wholly-owned subsidiary, Knight Securities, Inc. (Knight), we make markets in approximately 6,700 equity securities in Nasdaq and on the OTC Bulletin Board of the NASD. Through our wholly-owned subsidiary, Trimark Securities, Inc. (Trimark), we make markets in all NYSE- and AMEX-listed equity securities in the Third Market.

   Since our inception in 1995, we have significantly increased our market share of trading volume in the markets in which we participate:

  . Based on data from The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by broker-dealer market makers, Knight achieved a #1 market share ranking of volume in Nasdaq in February 1998. Additionally, Knight has further increased its volumes and its market share since that time. The volume of Nasdaq shares traded by Knight increased from 614.7 million shares in January 1997 to 3.2 billion shares in December 1998. During the same period, Knight's market share more than tripled from 4.4%, or a rank of 6th overall, to 15.6%, or a rank of 1st overall.

  . According to the NASD, Trimark has held the #1 market share ranking in the trading of NYSE-listed securities for over two years. Additionally, Trimark has increased its volumes and its market share over the same period. Trimark's trading volume of NYSE-listed securities has increased from 234.3 million shares in January 1997 to 644.0 million shares in December 1998. During the same period, Trimark's market share approximately doubled from 21.2% to 40.4%.

  . According to the NASD, Trimark has also held the #1 market share ranking in the trading of AMEX-listed securities for over two years. Additionally, Trimark has further increased its volumes and its market share over the same period. Trimark's trading volume of AMEX-listed securities has increased from 40.3 million shares in January 1997 to 65.7 million shares in December 1998. During this same period, Trimark increased its market share from 51.4% to 61.7%.

Industry Background

   During recent years, the U.S. market for equity securities has experienced dramatic growth in trading volumes. The average daily volume of securities traded in Nasdaq increased from 225.0 million shares in December 1992 to 867.1 million shares in December 1998. The average daily volume of securities traded on the NYSE increased from 222.2 million shares in December 1992 to 692.8 million shares in December 1998. During this period, the average daily trading volume of the Third Market, which consists of trading in NYSE-and AMEX-listed securities in the OTC market, also increased significantly. The increase in trading volume has resulted from a number of factors, including:

  . increased cash flows into equity-based mutual funds;

  . historic high returns in U.S. equity markets;

  . the emergence and rapid growth of on-line discount brokers;

  . technological innovations, like the emergence of the Internet; and

  . reduced transaction costs.

   In addition, due to favorable market conditions, companies have increasingly raised capital through the U.S. equity markets, which has resulted in a significant increase in the number of companies that are quoted in Nasdaq or listed on the NYSE. At December 31, 1998, there were approximately 5,100 and 3,114 companies, respectively, quoted in Nasdaq and listed on the NYSE, as compared to approximately 4,100 and 2,008 at December 31, 1992.

   The retail brokerage business has been impacted by advances in technology that have provided new and inexpensive means for individual investors to access and participate in the market for equity securities. For example, the Internet has facilitated individual investors' access to market information and has significantly reduced transaction costs. The proliferation of Internet brokers has resulted in dramatically lowered commissions charged for trading securities. While handling an increasing number of trades for a wide range of securities, Internet brokers provide more immediate access to the market place than many other retail brokers. Additionally, mutual funds and other institutional investors are also demanding better execution of their trades and are seeking to reduce trading costs. The Internet brokerage business model and the demands of institutional investors have forced traditional brokers to change their approach to their business and seek ways to manage increased trading volumes while providing improved trade execution and reducing costs.

   These changes have caused significant pressure on market makers, a critical and lesser known part of the securities industry. Market makers provide trade executions by offering to buy securities from, or sell securities to, broker-dealers and institutional investors. Firms that have elected to make a market in a security display the price at which they are willing to bid, meaning buy, or ask, meaning sell, these securities and adjust their bid and ask prices in response to the forces of supply and demand for each security. Market makers are either a department within larger, diversified securities firms or independent businesses. The internal market-making departments of securities firms often are limited in their ability to handle significant trading volumes in a broad range of securities. Most discount brokers and on-line brokers do not have internal market-making functions and, accordingly, rely entirely on independent market makers for trade execution.

   A market maker typically acts as principal and derives most of its revenues from the difference between the price paid when a security is bought and the price received when that security is sold. In the past, market makers relied on the spreads between bid and ask prices to ensure profitability and built cost structures based on these spreads. However, changes in regulations governing the securities industry and, to a lesser extent, the quoting of sixteenths rather than eighths of a dollar, have dramatically reduced average spreads. Implemented in January 1997, the SEC's Limit Order Display Rule requires the display or execution of customer orders to buy or sell stock at a particular price, commonly referred to as limit orders, that (1) are priced better than a market maker's quote or (2) in certain circumstances add to the size associated with the market maker's quote when the market maker is at the best price in the market. The Limit Order Display Rule enables investors to advertise directly their trading interest to the market, allowing them to compete with market maker quotes and affect the size of bid-ask spreads. Additional regulations adopted by the NASD require market makers to fill a customer's limit order before their own trades. Since the implementation of the Limit Order Display Rule and the move to trading in sixteenths of a dollar, Nasdaq and NYSE spreads have each significantly decreased. Spreads could further decline if Nasdaq adopts proposed regulations under which securities would be traded in decimals rather than in fractions.

   In this new narrower spread environment, maintaining profitability has become extremely difficult for many traditional market makers. At the same time, market makers have become subject to an increasing demand for better execution standards and improved customer service. To meet these demands and remain competitive, market makers have been forced to reexamine their traditional spread-based approach to market making and to make extensive technological and human resource investments. To leverage these large investments and to remain profitable, market makers must execute a larger volume of trades and maintain increased inventory positions. However, the significant increases in trading volumes are only a benefit for the market maker if its cost per trade is lower than its revenues per trade and if the market maker is able to manage the risks associated with larger inventory positions.

   In response to these challenges, traditional brokerage firms are increasingly electing to focus on their core competencies and to outsource their market-making functions to independent market makers. In addition, Internet brokers, who are handling increased trading volume, also utilize independent market makers. According to The AutEx Group, in December 1998, the three largest independent market makers represented a combined market share of 28% of the trading volumes of OTC equity securities, up from 17% in March 1997. Similarly, according to the NASD, in December 1998 the three largest Third Market trading firms represented a combined market share of 56% of the Third Market volume in NYSE-listed equity securities compared to 42% in June 1997. The three largest Third Market trading firms in AMEX-listed securities represented a combined market share of 59% in December 1998 compared to 55% in June 1997. While large volumes of trading provides an opportunity to spread fixed costs over a larger number of trades, net profit per trade has declined. In addition, significant volatility in equity markets, particularly in Internet stocks, has led to significant fluctuations in the profitability in trading such stocks for market makers. In response to tightening spreads and increasing volatility in the equity markets, many market makers are seeking new trading methodologies to identify and take advantage of the profit opportunities represented by each trade. These market makers are also seeking to increase the number of buy and sell orders that they receive, commonly referred to as order flow. This increased order flow will, in turn, provide increased trading profit opportunities. These market makers require efficient and sophisticated systems and risk management practices and personnel with the requisite expertise to deliver superior trade execution and customer service, while handling increased order flow and maintaining low costs per trade.

The Knight/Trimark Solution

   We are committed to providing a superior execution methodology that emphasizes automated execution and rule compliance, real-time information access to customers and pricing plus liquidity advantages based upon our willingness to commit capital. While most of our trades are automatically executed electronically, automatic execution is highly dependent on the determination and manual entry of bid-ask prices by traders. Furthermore, our trading revenues depend significantly on the management of inventory by our skilled and experienced trading professionals. The main elements of our solution include:

  . Superior Execution and Enhanced Liquidity. We have implemented a variety of best execution practices that provide our customers with significantly enhanced liquidity. These practices include the following:

    Knight

   --Knight provides guaranteed, automated, electronic, continuous execution at the National Best Bid or Offer, commonly referred to as NBBO, or better for over 4,800 Nasdaq securities in which it makes markets for orders of up to 1,000-2,000 shares on quotes as low as 100 shares.

   --Knight guarantees to execute, at the opening NBBO, all market-eligible orders it has received before 9:25 a.m. for all issues in which it makes a market, up to an aggregate of 250,000 shares.

   --Knight guarantees that it will execute trades at the opening NBBO for substantially all Nasdaq initial public offerings, up to an aggregate of 250,000 shares.

   --Knight has considerable expertise in handling large trades and, in December 1998, it executed 59,256 trades of 5,000 shares or greater.

   --Knight was the first market maker to accept stop orders on all Nasdaq stocks. A stop order is an order to buy/sell a security immediately if the security's market price falls/rises to a specified price.

   To address the recent volatility in the equity markets, particularly attributable to companies that sell products or services via the Internet, Knight has established certain procedures that enable it to reduce or suspend its automatic execution guarantees during periods of abnormal volatility and volume in a particular stock or group of stocks.

    Trimark

   --Trimark guarantees to provide automated, electronic, continuous execution in every NYSE- and AMEX-listed equity security at the NBBO for all orders eligible for automated execution.

   --Trimark accepts all orders that can be sent to a primary exchange, i.e., short sale, all or none, or stop order.

   --Trimark provides execution for orders up to 5,000 shares at the NBBO regardless of the quote's size for a select group of approximately 500 of the most actively traded stocks.

   --Trimark not only guarantees the customer's market order to receive the best price available on any exchange or by any competing market maker, but Trimark frequently delivers that price for many more shares than advertised if requested by a customer.

   --Trimark offers various proprietary features such as limit order protection (based on the primary exchange price) and price improvement guarantees.

  . Sophisticated Trading Technology. We rely on sophisticated technology to facilitate our market-making activities. Knight uses the Brass trading system under license from Automated Securities Clearance. Brass is used by over 130 market makers. Knight is one of only three Brass users to run Brass on its own computers with its own personnel, while other market makers use Automated Securities Clearance as a service bureau. Trimark employs a TCAM/Appletree trading system. We have made significant investments in our technology platform and infrastructure since our inception. Our trading systems are augmented by software applications that enable the processing of a large volume of order flow efficiently, without diminishing speed of execution. Knight's systems are designed to process up to 500,000 trades per day and in December 1998 handled an average of 170,000 trades per day. Trimark's systems are designed to process up to 150,000 trades per day and in December 1998 handled an average of 75,000 trades per day. We continue to invest in technology to enhance further our processing capability.

  . Superior Trading Methods. Our net trading revenues are dependent on our ability to evaluate and act rapidly on market trends and manage risk successfully. Our methodology focuses on the dynamic, real time analysis of market activity and price movements, which enables us to manage risk better. Throughout the business day, we continually analyze our trading positions in individual securities and monitor our short and long positions and our aggregate profits and losses. Management uses this information to assess market trends and adjust its trading strategy on a real-time basis in an effort to maximize its trading profits.

  . Commitment to Highest Quality Customer Service. We are committed to providing the highest quality customer service. We believe that our highly skilled, experienced and entrepreneurial workforce can effectively address the needs of our customers. We have over 50 experienced employees involved in customer service. Our customer service group is dedicated to handling orders greater than the automated execution size and ensuring consistent quality of execution.

   We are currently implementing our proprietary electronic communications gateway product, e.Knight, which enables broker-dealers and institutions to access from their desktops the Knight and Trimark trading systems through the Internet and other electronic communications gateways. The access afforded by e.Knight permits broker-dealers and institutions the ability not only to enter and cancel orders, but also to ascertain the status of orders, filled or unfilled. In addition, e.Knight provides a backup service to certain of our customers. If a customer's system fails, e.Knight is designed to provide the customer with uninterrupted access to our trading systems, which enables the customer to continue to provide services to its clients.

   We supply each of our customers with monthly execution reports that provide a level of detail exceeding regulatory requirements. The report documents the percentage of price-improved shares and trades, the average dollar value per share and the total dollar value of all price improvements. This report is a valuable tool to our customers as it enables them to monitor their compliance with regulatory requirements to seek to obtain best execution for their clients' trades.

Market Share Information

   Since the beginning of 1997, Knight and Trimark have significantly increased their market share of trading volume in each of their respective markets. Knight's market share is based on rankings published by The AutEx Group, a widely recognized industry reporting service that provides daily trading volume and market share statistics for broker-dealer market makers, based on data provided by the market makers themselves.

                                           Percentage of      Total Number
                          Advertised Share Total Market          of OTC
Month Ended                    Volume          Share     Rank Stocks Traded Rank
-----------               ---------------- ------------- ---- ------------- ----
                           (in thousands)
1998

December.................    3,226,587         15.57%      1      6,275       2
November.................    2,562,152         13.88       1      6,032       2
October..................    2,149,187         10.46       1      5,984       2
September................    1,844,526         10.83       1      5,941       2
August...................    1,853,938         11.04       1      6,009       2
July.....................    2,166,178         11.49       1      5,904       2
June.....................    1,864,020         10.50       1      5,631       2
May......................    1,985,235         12.18       1      5,828       2
April....................    2,096,261         11.36       1      6,161       2
March....................    1,856,972          9.91       1      6,497       1
February.................    1,451,983          8.95       1      5,954       2
January..................    1,125,939          7.50       2      5,873       2

1997

December.................    1,248,282          8.11%      2      6,174       2
November.................      993,276          8.20       2      5,710       2
October..................    1,396,968          7.14       2      5,997       2
September................    1,073,493          6.99       2      5,651       1
August...................      890,829          6.39       3      5,386       1
July.....................      859,161          5.84       3      5,395       1
June.....................      671,845          5.22       5      5,131       1
May......................      651,441          4.93       6      5,013       1
April....................      636,927          4.99       6      4,884       1
March....................      562,336          4.67       6      4,938       1
February.................      572,895          4.72       6      4,963       1
January..................      614,692          4.38       6      4,952       1

   Trimark's market share is based on trade volumes and statistics provided by the NASD.

                                   Third Market Volume in
              -----------------------------------------------------------------
                      NYSE Securities                  AMEX Securities
              -------------------------------- --------------------------------
                              Percentage                       Percentage
                               of Total                         of Total
Month Ended    Share Volume  Market Share Rank  Share Volume  Market Share Rank
-----------   -------------- ------------ ---- -------------- ------------ ----
              (in thousands)                   (in thousands)
1998

December.....    644,029        40.43%      1      65,675        61.68%      1
November.....    571,101        40.32       1      41,099        54.94       1
October......    557,704        35.75       1      41,491        41.34       1
September....    446,304        31.94       1      36,567        55.36       1
August.......    446,207        32.99       1      44,237        60.98       1
July.........    438,269        32.95       1      52,632        63.23       1
June.........    342,106        29.11       1      46,076        57.42       1
May..........    344,837        30.84       1      60,098        64.77       1
April........    438,226        32.59       1      73,971        70.31       1
March........    445,662        33.10       1      80,443        68.90       1
February.....    383,719        34.40       1      70,301        69.10       1
January......    337,126        29.20       1      58,427        69.00       1

1997

December.....    338,433        30.50%      1      78,793        66.40%      1
November.....    247,468        28.50       1      59,410        64.90       1
October......    647,815        29.20       1      84,323        65.80       1
September....    262,594        25.70       1      58,731        57.90       1
August.......    238,652        24.10       1      40,517        52.10       1
July.........    251,631        22.50       1      42,540        46.70       1
June.........    216,472        20.70       1      33,554        44.00       1
May..........    202,036        20.70       1      27,629        42.00       1
April........    180,502        20.60       1      23,666        41.50       1
March........    181,938        20.20       1      25,088        43.10       1
February.....    209,402        22.40       1      25,807        46.50       1
January......    234,291        21.20       1      40,271        51.40       1

Electronic Communications Network

   An electronic communications network, commonly referred to as an ECN, is defined by the SEC as "any electronic system that widely disseminates to third parties orders entered therein by an exchange market maker or OTC market maker and permits such orders to be executed against, in whole or in part." ECNs are private trading systems used by institutional investors and broker-dealers. ECNs provide investors with the ability to trade securities anonymously and to obtain immediate displays of their limit orders. ECNs, however, merely provide a neutral forum in which third parties can display and match their limit orders. As ECNs do not buy or sell securities as principal, they cannot provide enhanced liquidity to investors.

   We entered into a joint venture with Automated Securities Clearance, the developer and owner of the Brass order entry and trading system, to establish an ECN, The Brass Utility, L.L.C., commonly referred to as BRUT. Subsequent to this development, three other securities firms invested in this joint venture. We now own 14% of the joint venture and believe that providing investors access to the BRUT ECN will greatly enhance the breadth of our execution services.

Customers

   Our target customers are national and regional full-service broker-dealers, on-line discount brokers and institutional investors. A number of our customers own shares of our Class A common stock and Class B common stock. See "Item 13., Certain Relationships and Related Transactions." The following table presents a representative list of our broker-dealer customers.

    Ameritrade Inc.                            Merrill Lynch, Pierce,
    BHC Securities, Inc.                        Fenner & Smith
    BHF Securities Corp.                        Incorporated
    Bidwell & Company                          Mesirow Financial
    Brown & Company Securities                 Nathan & Lewis Securities,
     Corporation                                Inc.
    Burke, Christensen & Lewis                 National Discount Brokers
     Securities, Inc.                          National Financial Services
    CIBC Wood Gundy Securities                  Corporation
     Corp.                                     PaineWebber Incorporated
    Cowles, Sabol & Co., Inc.                  Primevest Financial
    Dain Rauscher Incorporated                  Services, Inc.
    David A. Noyes & Co.                       The R.J. Forbes Group, Inc.
    Direct Access Brokerage                    Sanders Morris Mundy, Inc.
     Services, Inc.                            Scottsdale Securities, Inc.
    Discover Brokerage Direct,                 Southwest Securities, Inc.
     Inc.                                      Stockcross, Inc.
    E*TRADE Securities, Inc.                   Thomas F. White & Co.
    A.G. Edwards & Sons, Inc.                  U.S. Clearing Corp.
    Fiserv Correspondent                       Van Kasper & Company
     Services, Inc.                            Waterhouse Securities, Inc.
    Howe Barnes Investments, Inc.              Wedbush Morgan Securities,
    International Correspondent                 Inc.
     Trading, Inc.
    J.W. Charles Securities, Inc.
    Josephthal & Co. Inc.

   In addition, we currently have over 500 institutional customers, including mutual funds, investment advisors, pension plan sponsors, bank trusts, foundations and endowments.

   In 1998, our five largest customers, Ameritrade, Brown & Company, Discover Brokerage Direct, E*TRADE Securities and Waterhouse Securities, accounted for, in aggregate, 33.0% of our order flow. In 1998, one of our customers, Waterhouse Securities, accounted for 10.7% of the Company's order flow.

Marketing

   We seek to increase our market share through direct-response advertising, advertising on our Web site and a public relations program. Our marketing focuses on advertising our execution services in publications targeted at the securities industry. In addition, we have a quarterly program of targeted mailings to existing and potential broker-dealer and institutional customers.

   We also market aggressively through one-on-one meetings with customers and potential customers, and continuous communications with existing customers. We maintain a comprehensive customer database that is used regularly to better understand and address customer needs. Our marketing strategy is to continue to differentiate Knight/Trimark from competitors by enhancing its reputation and brand as the provider of highest quality execution solutions with superior customer service.

Clearing Arrangements

   By contract, Knight clears all of its trades through Correspondent Services Corp., a subsidiary of PaineWebber. The contract will remain in effect until terminated by either party upon sixty days' prior written notice or upon thirty days' written notice in certain limited circumstances. Trimark clears all of its trades through National Investor Services Corp., a subsidiary of Waterhouse Investor Services, Inc. The contract will remain in effect until terminated by either party upon sixty days' prior written notice. See "Item 13., Certain Relationships and Related Transactions."

Technology

   Our success is largely attributable to management's ability to identify and deploy emerging technologies that facilitate the execution of trades. Technology has not only enhanced our ability to handle order flow, it has also been an important component of our strategy to comply with government regulations, achieve the highest execution standards and provide superior customer service. We also use our technology and technology licensed from third parties to monitor proactively the performance of our traders, to assess our inventory positions and to provide ongoing information to our customers. We are electronically linked to our broker-dealer and institutional customers through dedicated servers. Our trading volume is transacted over dedicated communications networks, which provide immediate access to our trading operations and facilitate the handling of customer orders. We plan to continue to make additional investments in technology and to automate further our execution services.

   Architectural Design and Industry Standards. Our systems are designed to be open, interoperable, scalable, redundant and flexible. We utilize leading edge technologies including Sun Microsystems, Inc.'s client/server architecture, C/C++ programming languages, Java, relational database management systems and on-line analytical processing.

   Electronic Commerce. Our electronic commerce architecture enables our broker-dealer and institutional customers to send their orders through a variety of electronic communications gateways, including the Internet and direct customer interfaces over our private network. Our customers can use their own order management system, an institutional portfolio management system or can select from a variety of our electronic connections.

   Knight uses the Brass trading system designed by Automated Securities Clearance. This system has a client/server architecture that uses Sun Microsystem Inc. workstations and servers. Knight runs a local version of Brass. Knight also makes extensive use of application program interfaces, commonly known as APIs, to develop software applications. Trimark uses the Appletree trading system designed by TCAM. This system runs on Stratus Computer Inc.'s fault tolerant platform. Trimark has also developed software applications using APIs.

   Disaster Recovery Center. We are in the process of establishing a back-up data center and trading facility. This facility will be used primarily to accommodate traders if a disaster or major system malfunction occurs. This back-up data center will run a real-time copy of our trading systems and house a small group of market makers. To provide for system continuity in the event of short power outages, we have also equipped our three data centers and trading rooms with uninterruptible power supply units and back up generators.

Competition

   We derive substantially all of our revenues from market-making activities. The market for these services, particularly market-making services through electronic communications gateways, is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Knight competes primarily with wholesale, national, and regional broker-dealers, as well as ECNs, which are third party trading systems, typically operated by broker-dealers. Trimark competes with the NYSE, the AMEX, regional exchanges, Third Market competitors and ECNs. We compete primarily on the basis of execution standards, our relationship with our customers and technology.

   A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of our competitors also offer a wider range of services and products than we offer and have greater name recognition and more extensive customer bases. These competitors may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we can and may be able to undertake more extensive promotional activities and offer more attractive terms to customers. Recent advancements in computing and communications technology are substantially changing the means by which market-making services are delivered, including more direct access on-line to a wide variety of services and information, and have also created demand for more sophisticated levels of customer service. The provision of such services may entail considerable cost without an offsetting increase in revenues. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. New competitors or alliances among competitors may emerge and they may acquire significant market share.

   More recently, ECNs have emerged as an alternative forum to which broker-dealers and institutions can direct their limit order flow and avoid facilitating their trades through market makers.

Employees

   At December 31, 1998, we had a total of 446 full-time employees, of which 342 were employed at Knight and of which 104 were employed at Trimark. Of Knight's 342 employees, 238 were engaged in market-making and sales activities, 37 in systems and technology, 33 in customer service and 34 in administration. Of Trimark's 104 employees, 65 were engaged in market-making activities, 20 in customer service, 7 in systems and technology and 12 in administration. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are excellent.

   We recruit and retain our employees by compensating them largely on a performance basis, measuring performance primarily in terms of revenue generation. We are committed to improving the skill levels of our employees and, to that end, Knight has established Knight School, a weekly training session in which trading staff learn new trading techniques and are informed of regulatory developments. We intend to expand this initiative and to develop additional programs to improve the skills and productivity of its workforce. We believe that we have high employee morale due to our performance-based incentive compensation and our encouragement of a highly cooperative and creative culture.

Intellectual Property and Other Proprietary Rights

   We rely primarily on copyright, trade secret and trademark law to protect our proprietary technology. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our proprietary rights. It is also possible that third parties may independently develop technologies similar to those of Knight/Trimark. It may be difficult for us to police unauthorized use of our intellectual property rights. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. These litigations, whether successful or unsuccessful, could result in substantial costs and diversions of resources either of which could have a material adverse effect on our business, financial condition and operating results. We may in the future receive notices of claims of infringement of other parties' proprietary rights.

Government Regulation

   The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, other self regulatory organizations, commonly known as SROs, such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not protecting creditors or stockholders of market makers. Market makers are subject to regulation concerning certain aspects of their business, including trade practices, capital structure, record retention and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of its directors, officers or employees, and other adverse consequences. We and certain of our officers and other employees have, in the past, been subject to claims arising from the violation of such laws, rules and regulations, which resulted in the payment of fines and settlements.

   The regulatory environment in which we operate is subject to change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or the NASD. Our business, financial condition and operating results also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and the NASD.

   Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of securities firms. We cannot predict what effect any such changes might have. Both regulations directly applicable to us and regulations of general application could have a material adverse effect on our business, financial condition, and operating results. For example, the volume of our market-making activities in a given period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. The level of trading and market-making activity can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

   Our business, both directly and indirectly, relies on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, the SEC, certain SROs and certain states are beginning to address the regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations may be adopted that constrain our own and our customers' abilities to transact business through the Internet or other electronic communications gateways.

   In addition, we have recently established a London-based subsidiary and may expand its business to other countries in the future. To expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct business. The brokerage industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally.

Net Capital Requirements

   As registered broker-dealers and members of the NASD, our subsidiaries are subject to the SEC's Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments, which are commonly called haircuts, which reflect the possibility of a decline in the market value of an asset prior to disposition.

   Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce the firm's net capital below required levels.

   The Net Capital Rule also provides that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates (capital withdrawal), if such capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. In addition, the Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

   A change in the Net Capital Rule, the imposition of new rules or any unusually large charges against net capital could limit those of our operations that require the intensive use of capital and also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, which in turn could limit our ability to pay dividends, repay debt and repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Item 2. Properties

   Our headquarters are located in Jersey City, New Jersey. We lease approximately 52,000 square feet under a lease which expires in March 2005. We have an option to extend the lease term on three floors for an additional five-year period. We also lease approximately 29,000 square feet for our offices in Purchase, NY; Chicago, IL; Boston, MA; Jericho, NY; Ridgefield, NJ and London, England. We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, are adequate for our current needs.

Item 3. Legal Proceedings

   We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition or operating results. We and certain of our officers and employees have been subject to legal proceedings in the past and may be subject to legal proceedings in the future.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our Class A common stock is traded on the Nasdaq National Market under the symbol "NITE." Public trading of our Class A common stock commenced on July 8, 1998. Before that, no public market for our Class A common stock existed. The following table sets forth, for the periods indicated, the high and low closing sales price per share of the Class A common stock in the Nasdaq National Market.

          1998                                                    High     Low
          ----                                                   ------- -------
     Third Quarter (from July 8, 1998).......................... $19     $ 6 5/8
     Fourth Quarter............................................. $25 3/8 $ 5 1/8

          1999
          ----
     First Quarter (through March 22, 1999)..................... $59     $22

   As of March 22, 1999, there were approximately 222 holders of record of our Class A common stock. On March 22, 1999, the last sale price reported in the Nasdaq National Market for our Class A common stock was $59 per share.

   We have never paid a dividend. We intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of our board of directors and will depend on many other factors, including our results of operations, financial condition and capital requirements, restrictions imposed by financing arrangements and legal requirements.

Use of Proceeds

   On July 8, 1998, a Registration Statement on Form S-1 (No. 333-51653) was declared effective by the SEC, pursuant to which 10,000,000 shares of our Class A common stock were offered and sold at a price to the public of $14.50 per share. Of such shares, 8,688,246 were sold by Knight/Trimark, generating gross offering proceeds of approximately $126.0 million, and an additional 1,311,754 shares of our Class A common stock were offered and sold by a selling stockholder, generating gross offering proceeds of approximately $19.0 million. The managing underwriters of the offering were BancBoston Robertson Stephens; Merrill Lynch, Pierce, Fenner & Smith Incorporated; PaineWebber Incorporated; ABN AMRO Incorporated; and Southwest Securities, Inc.

   The net proceeds to Knight/Trimark from the sales of the 8,688,246 shares of Class A common stock offered by Knight/Trimark were approximately $116.2 million after deducting underwriting discounts and commissions of approximately $8.2 million, or $0.94 per share, and offering expenses of approximately $1.6 million paid by Knight/Trimark. On August 3, 1998, the underwriters exercised an over-allotment option to purchase 1.5 million shares of Class A common stock from Knight/Trimark at the offering price of $14.50. Before deducting underwriting discounts and commissions, the underwriters' exercise of the over-allotment option generated gross proceeds of approximately $21.7 million. The net proceeds to Knight/Trimark from the over-allotment option were approximately $20.3 million after deducting underwriting discounts and commissions of $1.4 million.

   The principal purposes of the offering were to increase our working capital and equity base, to provide a public market for our Class A common stock, to permit future acquisitions using cash or publicly tradable Class A common stock, and to facilitate future access to capital markets. From the proceeds of the offering, we used $13.8 million to redeem all of the outstanding Mandatorily Redeemable Preferred B Units of Roundtable Partners L.L.C. See "Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations." We used the remaining proceeds of the offering for working capital and for general corporate purposes.

Item 6. Selected Financial Data

   The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight/Trimark and the Notes thereto included elsewhere in this document. You should read the following in conjunction with the Consolidated Financial Statements and the discussion under
 "Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The Consolidated Statement of Income Data for the years ended December 31, 1996, 1997, 1998 and the Consolidated Statement of Financial Condition Data at December 31, 1997 and 1998 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statement of Income Data for the period ended December 31, 1995 and the Consolidated Statement of Financial Condition Data at December 31, 1995 and 1996 are derived from audited Consolidated Financial Statements not included in this document.

                                 Period from        Year Ended December 31,
                              March 27, through --------------------------------
                              December 31, 1995    1996       1997       1998
                              ----------------- ---------- ---------- ----------
Consolidated Statement of
Income Data:                   (in thousands, except share and per share data)
Revenues
 Net trading revenue........     $   69,516     $  183,500 $  223,923 $  348,099
 Commissions and fees.......            --             394        705      4,043
 Interest, net..............            296          1,283      2,039      3,591
                                 ----------     ---------- ---------- ----------
   Total revenues...........         69,812        185,177    226,667    355,733
                                 ----------     ---------- ---------- ----------

Expenses
 Employee compensation and
  benefits..................         12,151         39,494     57,717    108,003
 Payments for order flow....         25,994         69,829     66,912     82,512
 Execution and clearance
  fees......................         12,710         25,837     32,069     45,564
 Communications and data
  processing................          2,202          4,360      6,809     10,869
 Depreciation and
  amortization..............          1,626          2,975      4,225      5,878
 Occupancy and equipment
  rentals...................            849          1,777      2,657      5,745
 Professional fees..........            503            379      1,612      3,424
 Business development.......            130            623      1,460      2,337
 Interest on Preferred
  Units.....................          1,310          2,093      1,941        715
 Other......................            996          1,049      1,188      2,334
                                 ----------     ---------- ---------- ----------
   Total expenses...........         58,471        148,416    176,590    267,381
                                 ----------     ---------- ---------- ----------
Income before income taxes..         11,341         36,761     50,077     88,352
Income tax expense..........            --             --         --      21,751
                                 ----------     ---------- ---------- ----------
Net income..................     $   11,341     $   36,761 $   50,077 $   66,601
                                 ==========     ========== ========== ==========
Basic and diluted earnings
 per share..................     $     0.26     $     0.86 $     1.17 $     1.40
                                 ==========     ========== ========== ==========
Pro forma adjustment
Income before income taxes..     $   11,341     $   36,761 $   50,077 $   88,352
Pro forma income tax expense
 (1)........................          5,217         15,807     21,533     37,571
                                 ----------     ---------- ---------- ----------
Pro forma net income........     $    6,124     $   20,954 $   28,544 $   50,781
                                 ==========     ========== ========== ==========
Pro forma basic and diluted
 earnings per share.........     $     0.14     $     0.49 $     0.67 $     1.07
                                 ==========     ========== ========== ==========
Weighted average shares
 outstanding (2)............     42,801,636     42,801,636 42,801,636 47,511,111
                                 ==========     ========== ========== ==========


                                                       December 31,
                                            ----------------------------------
Consolidated Statement of Financial          1995     1996     1997     1998
Condition Data:                             ------- -------- -------- --------
Cash and cash equivalents.................. $ 1,668 $ 15,353 $ 13,797 $117,382
Securities owned, at market value..........  33,763   46,781   61,726  100,476
Receivable from clearing brokers...........  11,437   23,156   30,152  107,503
Total assets...............................  65,182  106,035  127,872  358,860
Securities sold, not yet purchased, at
 market value..............................  11,001   19,021   21,061  108,909
Mandatorily Redeemable Preferred Units.....  28,415   37,706   27,484      --
Total stockholders' (members') equity......  12,199   29,987   53,973  200,121

--------
(1) Before our initial public offering, we were a limited liability company and were not subject to income taxes. Pro forma income tax expense was computed based on an effective tax rate of 46%, 43%, 43% and 42.5%, respectively, for the period ended December 31, 1995 and for the years ended December 31, 1996, 1997 and 1998, respectively.

(2) Weighted average shares outstanding for the period ended December 31, 1995 and for the years ended December 31, 1996, 1997 and 1998 have been determined as if the reorganization described in Note 3 to the Consolidated Financial Statements included elsewhere in this document occurred as of the earliest date presented. Shares issued in connection with our initial public offering have been considered in determining weighted average shares outstanding only from the date they were issued. Had such shares been considered for the full periods presented, pro forma basic and diluted earnings per share for the period ended December 31, 1995 and for the years ended December 31, 1996, 1997 and 1998 would be $0.12, $0.40, $0.54, and
    $0.96 per share, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We are the leading market maker in Nasdaq securities, other OTC equity securities, and NYSE- and AMEX-listed equity securities in the Third Market. Through our wholly-owned subsidiary, Knight, we make markets in approximately 6,700 equity securities in Nasdaq and on the NASD's OTC Bulletin Board. Through our wholly-owned subsidiary, Trimark, we make markets in all NYSE- and AMEX-listed equity securities in the Third Market.

   Knight commenced Nasdaq and OTC securities market-making operations on July 24, 1995. Based on rankings published by The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by broker-dealer market makers, Knight was ranked first in AutEx's Nasdaq/OTC Securities rankings, with a 15.6% market share during December 1998. Knight's share volume totaled 5.7 billion, 11.2 billion and 27.4 billion, or 53%, 62% and 71% of our total share volume, for the years ended December 31, 1996, 1997 and 1998, respectively. Since commencing operations in 1995, Knight's business has grown rapidly and accounted for 76%, 75% and 80% of our total share volume growth during the years ended December 31, 1996, 1997 and 1998, respectively. Since our acquisition of Trimark in March 1995, Trimark has also experienced significant increases in share volume. In addition, Trimark has held the #1 market share ranking in trading of NYSE- and AMEX-listed securities for over two years. Trimark's share volume totaled 5.1 billion, 6.9 billion and 11.0 billion, or 47%, 38% and 29% of our total share volume for the years ended December 31, 1996, 1997 and 1998, respectively.

   We were organized in April 1998 for the purpose of succeeding to the business of Roundtable Partners, L.L.C. Immediately before the closing of our initial public offering, all of the member interests of Roundtable were exchanged for shares of Class A common stock and Class B common stock of Knight/Trimark. We received no additional consideration in connection with that conversion of member interests into shares of common stock. In addition, some members of Roundtable, including our management, elected to receive additional shares of Class A common stock instead of their share of profits of Roundtable. Other members of Roundtable elected to receive a cash distribution, in the aggregate amount of $21,977,097, of their share of profits of Roundtable. In connection with the exchange, effective July 31, 1998, Knight became the successor entity to Knight Securities, L.P., and Trimark became the successor entity to Trimark Securities, L.P. See "Item 13., Certain Relationships and Related Transactions."

   Immediately prior to our reorganization from a limited liability company to a Delaware corporation in connection with our initial public offering, a consortium of 27 broker-dealers or their affiliates owned 60% of the member interests of Roundtable. Additionally, Brown & Company Securities Corporation, a major customer of Roundtable, held subordinated debt of Roundtable and an option to purchase a member interest in Roundtable. These broker-dealer owners, including Brown, owned 42.5% of our common stock after our initial public offering. For the years ended December 31, 1996, 1997 and 1998, the broker-dealer owners were the source of 35%, 40%, and 41%, respectively of our total order flow. For the years ended December 31, 1996, 1997 and 1998, aggregate payments by us to our broker-dealer owners for order flow equaled $46.4 million, $50.7 million and $57.1 million, respectively. For the years ended December 31, 1996 and 1997 and the period from January 1, 1998 through July 13, 1998, the date of the reorganization from a limited liability company to a corporation, aggregate payments by us for profit distributions to broker-dealer owners equaled $10.6 million, $13.4 million and $44.6 million, respectively. See "Item 13., Certain Relationships and Related Transactions."

   Under the Roundtable limited liability company agreement, our broker-dealer owners partially shared in Roundtable's profits in proportion to their equity interest and partially in proportion to the quantity of order flow they have directed to us. This arrangement was discontinued when we completed our initial public offering. The broker-dealer owners no longer receive any special inducements to send order flow to us and are not contractually or otherwise obligated to provide us with any order flow.

 Revenues

   Our revenues consist principally of net trading revenue from market-making activities. To date, we have only traded equity securities, and have never traded in options, futures, forwards, swaps or other derivative instruments. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in trade and share volumes from customers, our ability to derive trading gains by taking proprietary positions, primarily to facilitate customer transactions and, most recently, by regulatory changes, and evolving industry customs and practices. These regulatory changes and the move from securities being quoted in sixteenths rather than eighths of a dollar, which primarily occurred in 1997, have resulted in a decrease in net trading revenue per trade. Our net trading revenue per trade for OTC securities has historically exceeded the net trading revenue per trade for listed securities.

   In addition, we have expanded our focus on sales to institutional customers. OTC securities transactions with institutional customers are executed as principal, and all related profits and losses are included within net trading revenue. Listed securities transactions with institutional customers are executed on an agency basis, for which we earn commissions on a per share basis. We also receive fees for providing certain information to market data providers. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities.

   We also earn interest income from our cash and securities positions held at banks and in trading accounts at clearing brokers, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities sold, not yet purchased, and interest on subordinated notes and short-term debt. Interest, net is primarily affected by the changes in cash balances held at banks and clearing brokers, and the level of securities sold, not yet purchased, and the principal amount outstanding under subordinated notes and short-term debt.

 Expenses

   Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses is variable in nature. Employee compensation and benefits expense, which is largely profitability based, fluctuates, for the most part, based on changes in net trading revenue and our profitability. Payments for order flow fluctuate based on share volume, the mix of market orders and limit orders and the mix of orders received from broker-dealers compared to other institutional customers. Execution and clearance fees fluctuate primarily based on changes in trade and share volume, the mix of trades of OTC securities compared to listed securities and the clearance fees charged by clearing brokers.

   Employee compensation and benefits expense primarily consists of salaries and wages paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Profitability based compensation represented 79%, 78% and 80% of total employee compensation and benefits expense for the years ended December 31, 1996, 1997 and 1998, respectively. We have grown from 195 employees at December 31, 1996 to 317 employees and 446 employees as of December 31, 1997 and 1998, respectively. Approximately 80% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including related payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the costs we allocate to employees engaged in market making and sales activities.

   Payments for order flow represent customary payments to broker-dealers, in the normal course of business, for directing their order flow to us. As a result of the new Order Handling Rules implemented by the SEC in 1997, we changed our order flow payment policy from paying broker-dealers for substantially all order executions, to paying broker-dealers only for orders which provide us with a profit opportunity. For example, we make payments on market orders, but do not pay on limit orders. As a result of these changes, the average order flow payment per trade has declined.

   Execution and clearance fees primarily represent clearance fees paid to clearing brokers for OTC and listed securities, transaction fees paid to Nasdaq, and execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX and for executing orders through electronic communications networks, commonly referred to as ECNs. Execution and clearance fees are higher for listed securities than for OTC securities. Due to our significant growth in share and trade volume, we have been able to negotiate favorable rates and volume discounts from clearing brokers and providers of execution services. As a result of these lower rates and discounts and the increase in trade volume of OTC securities as a percentage of total trade volume, execution and clearance fees per trade have decreased.

   Communications and data processing expense primarily consists of costs for obtaining stock market data and telecommunications services.

   Depreciation and amortization expense results from the depreciation of fixed assets purchased by us or financed under a capital lease, and the amortization of goodwill, which includes contingent consideration, resulting from the acquisition of the listed securities market-making businesses of Trimark and Tradetech Securities, L.P. which we acquired in November 1997.

   Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

   Professional fees primarily consist of fees paid to computer programming and systems consultants, as well as legal fees and other professional fees.

   Business development expense primarily consists of marketing expenses, including travel and entertainment expenses and promotion and advertising costs.

   Interest on Preferred Units represents required interest payments on our Mandatorily Redeemable Preferred A and B Units at a rate approximating the Federal Funds rate. On April 15, 1998, we redeemed all of the remaining outstanding Preferred A Units for $12.5 million in cash. On April 15, 1998, we redeemed $1.2 million of Preferred B Units and, on July 17, 1998, we used $13.8 million of the proceeds from our initial public offering to redeem all of the remaining outstanding Preferred B Units.

   Other expenses primarily consist of administrative expenses and other operating costs incurred in connection with our business growth, as well as directors fees and restricted stock granted to directors in connection with the initial public offering.

 Income Tax

   Prior to our initial public offering, we were a limited liability company and were not subject to federal or state income taxes. Subsequent to our reorganization from a limited liability company to a corporation, which occurred immediately before the closing our initial public offering, we became subject to federal income taxes and state income taxes in New York, New Jersey and other states. Actual income tax expense represents income taxes incurred from July 13, 1998, the date of the reorganization, through December 31, 1998. This period is referred to as the 1998 post-offering period. Our effective tax rate for the 1998 post-offering period and pro-forma effective tax rate for all periods prior to the 1998 post-offering period differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of Trimark and a portion of business development expenses.

Results of Operations

   The following table sets forth the consolidated statement of income data for the periods indicated as a percentage of total revenues:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
Revenues
  Net trading revenue................................    99.1%    98.8%    97.9%
  Commissions and fees...............................     0.2      0.3      1.1
  Interest, net......................................     0.7      0.9      1.0
                                                      -------  -------  -------
    Total revenues...................................   100.0    100.0    100.0
                                                      -------  -------  -------
Expenses
  Employee compensation and benefits.................    21.3     25.5     30.3
  Payments for order flow............................    37.7     29.5     23.2
  Execution and clearance fees.......................    14.0     14.1     12.8
  Communications and data processing.................     2.4      3.0      3.1
  Depreciation and amortization......................     1.6      1.9      1.7
  Occupancy and equipment rentals....................     1.0      1.2      1.6
  Professional fees..................................     0.2      0.7      1.0
  Business development...............................     0.3      0.6      0.7
  Interest on Preferred Units........................     1.1      0.9      0.2
  Other..............................................     0.6      0.5      0.6
                                                      -------  -------  -------
    Total expenses...................................    80.2     77.9     75.2
                                                      -------  -------  -------
Income before income taxes...........................    19.8     22.1     24.8
Income tax expense...................................     0.0      0.0      6.1
                                                      -------  -------  -------
Net income...........................................    19.8%    22.1%    18.7%
                                                      =======  =======  =======
Pro forma adjustment
Income before income taxes...........................    19.8     22.1     24.8
Pro forma income tax expense.........................     8.5      9.5     10.5
                                                      -------  -------  -------
Pro forma net income.................................    11.3%    12.6%    14.3%
                                                      =======  =======  =======

Years Ended December 31, 1998 and 1997

 Revenues

   Net trading revenue increased 55.5% to $348.1 million in 1998, from $223.9 million in 1997. This increase was primarily due to higher trading volume, particularly higher trade volume for OTC securities, which was offset in part by lower average net revenue per trade. Total trade volume increased 101.8% to
40.9 million trades in 1998, from 20.3 million trades in 1997. Total share volume increased 111.7% to 38.4 billion shares traded in 1998, from 18.1 billion shares traded in 1997. Average net revenue per trade decreased 23.0% to $8.51 per trade in 1998, from $11.05 per trade in 1997, principally as a result of the new Order Handling Rules, which were implemented during 1997, and the reduction in the increments by which securities are quoted.

   Commissions and fees increased 473.7% to $4.0 million in 1998, from $700,000 in 1997. This increase is primarily due to higher trade and share volumes from institutional customers in listed securities and the receipt of fees for providing certain information to market data providers.

   Interest, net increased 76.1% to $3.6 million in 1998, from $2.0 million in 1997. This increase was primarily due to larger cash balances held at banks and our clearing brokers, which was offset in part by increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased and short-term debt.

 Expenses

   Employee compensation and benefits expense increased 87.1% to $108.0 million in 1998, from $57.7 million in 1997. As a percentage of net trading revenue, employee compensation and benefits expense increased to 31.0% in 1998, from 25.8% in 1997. The increase on a dollar basis and as a percentage of net trading revenue was primarily due to increases in gross trading profits, decreases in payments for order flow and execution and clearance costs and growth in the number of employees. Due to increased net trading revenue and profitability, profitability based compensation increased 91.6% to $86.2 million in 1998, from $45.0 million in 1997. The number of employees increased to 446 employees as of December 31, 1998, from 317 employees as of December 31, 1997.

   Payments for order flow increased 23.3% to $82.5 million in 1998, from $66.9 million in 1997. As a percentage of net trading revenue, payments for order flow decreased to 23.7% in 1998 from 29.9% in 1997. The increase in payments for order flow on a dollar basis was primarily due to a 111.7% increase in shares traded in 1998 to 38.4 billion shares, up from 18.1 billion in 1997. The decrease in payments for order flow as a percentage of total revenue resulted from changes in our order flow payment policy, changes in the mix of market orders versus limit orders, and changes in customer mix. Payments for order flow made to broker-dealer owners represented 69.3% of total payments for order flow in 1998, a decrease from 75.7% in 1997.

   Execution and clearance fees increased 42.1% to $45.6 million in 1998, from $32.1 million in 1997. As a percentage of net trading revenue, execution and clearance fees decreased to 13.1% in 1998 from 14.3% in 1997. The increase on a dollar basis was primarily due to a 101.8% increase in trades in 1998, which was offset, in part, by a decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions, which have lower execution costs than transactions in listed securities. The decrease in execution and clearance fees as a percentage of net trading revenue was primarily due to the decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions.

   Communications and data processing expense increased 59.6% to $10.9 million in 1998, from $6.8 million in 1997. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

   Depreciation and amortization expense increased 39.1% to $5.9 million in 1998, from $4.2 million in 1997. This increase was primarily due to the purchase of approximately $8.9 million of additional fixed assets and leasehold improvements during 1998 and the amortization of goodwill related to the acquisition of the listed securities market-making businesses of Trimark and Tradetech.

   Occupancy and equipment rentals expense increased 116.2% to $5.7 million in 1998, from $2.7 million in 1997. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 80,718 square feet of office space at December 31, 1998, up from 56,351 square feet of office space at December 31, 1997.

   Professional fees increased 112.3% to $3.4 million in 1998, up from $1.6 million in 1997. This increase was primarily due to increased consulting expenses related to our investments in technology, as well as legal fees and other professional fees.

   Business development expense increased 60.1% to $2.3 million in 1998, from $1.5 million in 1997. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

   Interest on Preferred Units decreased 63.2% to $715,000 in 1998, from $1.9 million in 1997. This decrease is primarily due to our redemption of all of the remaining Preferred A and B Units during 1998.

   Other expenses increased 96.7% to $2.3 million in 1998, from $1.2 million in 1997. This was primarily the result of directors fees, stock granted to directors in connection with the initial public offering and increased administrative expenses and other operating costs in connection with our overall business growth.

 Income Tax

   Pro forma income tax expense was determined using effective tax rates of 42.5% and 43% for 1998 and 1997, respectively.

Years Ended December 31, 1997 and 1996

 Revenues

   Net trading revenue increased 22.0% to $223.9 million in 1997, from $183.5 million in 1996. This increase was primarily due to higher trading volume, particularly higher trade volume for OTC securities, which was offset in part by lower average net revenue per trade. Total trade volume increased 74.7% to
20.3 million trades in 1997, from 11.6 million trades in 1996. Total share volume increased 68.5% to 18.1 billion shares traded in 1997, from 10.8 billion shares traded in 1996. Average net revenue per trade decreased 30.2% to $11.05 per trade in 1997, from $15.82 per trade in 1996, principally as a result of the new Order Handling Rules, which were implemented during 1997, and the reduction in the increments by which securities are quoted.

   Commissions and fees increased 78.7% to $705,000 in 1997 from $394,000 in 1996. This increase is primarily due to higher trade and share volumes from institutional customers in listed securities.

   Interest, net increased 59.0% to $2.0 million in 1997, from $1.3 million in 1996. This increase was primarily due to larger cash balances held at banks and our clearing brokers, which was offset in part by increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

 Expenses

   Employee compensation and benefits expense increased 46.1% to $57.7 million in 1997, from $39.5 million in 1996. As a percentage of net trading revenue, employee compensation and benefits expense increased to 25.8% in 1997, from 21.5% in 1996. The increase on a dollar basis and as a percentage of net trading revenue was primarily due to increases in gross trading profits, decreases in payments for order flow and growth in the number of employees. Due to increased net trading revenue and profitability, profitability based compensation increased 44.2% to $45.0 million in 1997, from $31.2 million in 1996. The number of employees increased to 317 employees as of December 31, 1997, from 195 employees as of December 31, 1996.

   Payments for order flow decreased 4.2% to $66.9 million, from $69.8 million in 1996. As a percentage of net trading revenue, payments for order flow decreased to 29.9% in 1997, as compared to 38.0% in 1996. The decrease in payments for order flow on a dollar basis and as a percentage of total revenue resulted from changes in our order flow payment policy, changes in the mix of market orders versus limit orders, and changes in customer mix. Payments for order flow made to broker-dealer owners and subordinated note holders represented 75.7% of total payments for order flow in 1997, from 66.4% in 1996.

   Execution and clearance fees increased 24.1% to $32.1 million in 1997, from $25.8 million in 1996. As a percentage of net trading revenue, execution and clearance fees remained relatively constant and were 14.3% of net trading revenue in 1997 and 14.1% of net trading revenue in 1996. The increase on a dollar basis was primarily due to increased trade volume, which was offset, in part, by a decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions, which have lower execution costs than transactions in listed securities. The increase in execution and clearance fees as a percentage of net trading revenue was primarily due to the decrease in the average net trading revenue per trade.

   Communications and data processing expense increased 56.2% to $6.8 million in 1997, from $4.4 million in 1996. This increase was generally attributable to higher trading volumes, and an increase in the number of employees.

   Depreciation and amortization expense increased 42.0% to $4.2 million in 1997, from $3.0 million in 1996. This increase was primarily due to the purchase of approximately $4.8 million of additional fixed assets and leasehold improvements during 1997 and the amortization of goodwill related to the acquisition of the listed securities market-making business of Trimark.

   Occupancy and equipment rentals expense increased 49.6% to $2.7 million in 1997, from $1.8 million in 1996. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 56,351 square feet of office space at December 31, 1997, up from 47,598 square feet of office space at December 31, 1996.

   Professional fees increased 325.0% to $1.6 million in 1997, up from $379,000 in 1996. This increase was primarily due to increased consulting expenses related to our investments in technology.

   Business development expense increased 134.1% to $1.5 million in 1997, from $623,000 in 1996. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in our business.

   Interest on Preferred Units decreased 7.2% to $1.9 million in 1997, from $2.1 million in 1996. This decrease was primarily due to our redemption and retirement of 1,022,208 Preferred A Units in April 1997 for $10.2 million.

   Other expenses increased 13.2% to $1.2 million in 1997, from $1.0 million in 1996. This was primarily the result of increased office expenses and other operating costs in connection with our business growth.

 Income Tax

   Pro forma income tax expense was determined using an effective tax rate of 43% for 1997 and 1996.

Liquidity

   Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our initial public offering, the private placement of preferred and common units and borrowings under subordinated notes. As of December 31, 1998, we had $358.9 million in assets, 91% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, net of amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities which trade in Nasdaq and on the NYSE and AMEX markets.

   Pro forma net income plus depreciation and amortization was $56.7 million, $32.8 million and $23.9 million during 1998, 1997 and 1996, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $5.9 million, $4.2 million and $3.0 million during 1998, 1997 and 1996, respectively. Capital expenditures were $8.9 million in 1998, $4.4 million in 1997 and $3.9 million in 1996, or 2.5%, 2.3% and 2.1% of total revenues in each year, respectively. Capital expenditures in 1998 primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. Additionally, we made cash payments of $4.1 million, $2.4 million and $1.4 million in 1998, 1997 and 1996, respectively, in connection with our acquisitions of the listed securities market-making businesses of Trimark in 1995 and Tradetech in 1997. The aggregate minimum rental commitments for 1999 are $5.8 million, and we expect to incur $9 million of capital expenditures during

1999, which will be incurred for substantially similar purposes to those referenced above for 1998. We anticipate that we will meet our 1999 capital expenditure needs out of operating cash flows.

   As registered broker-dealers and market makers, Knight and Trimark are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 ($1.9 million and $1.0 million, respectively as of December 31, 1998). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including Knight and Trimark, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At December 31, 1998, Knight had net capital of $81.0 million, which was $79.1 million in excess of its required net capital of $1.9 million and Trimark had net capital of $28.5 million, which was $27.5 million in excess of its required net capital of $1.0 million.

   We used a portion of our capital resources before our initial public offering to pay interest on our issued and outstanding Mandatorily Redeemable Preferred A and B Units, and to make quarterly distributions to our members to meet their estimated income tax obligations on their share of our taxable income. The Preferred A and B Units bore interest at a rate approximating the Federal Funds rate. The Preferred A Units were redeemed and retired in their entirety in April 1998 for approximately $12.5 million in cash. In April 1998, we redeemed a portion of the Preferred B Units for approximately $1.2 million in cash. We used $13.8 million of the proceeds of our initial public offering to redeem all of the remaining outstanding Preferred B Units on July 17, 1998.

   PaineWebber Capital Inc., an affiliate of PaineWebber Incorporated, loaned $30.0 million to Roundtable under a loan agreement dated as of June 19, 1998. Roundtable used the proceeds from this loan to make distributions of undistributed profits to the members of Roundtable before our reorganization from a limited liability company to a Delaware corporation immediately before our initial public offering. In connection with the dissolution of Roundtable, we assumed all of Roundtable's obligations under the loan. We subsequently repaid the entire loan from our operating cash flows, making principal pre-payments of $5.0 million, $9.0 million, $6.0 million and $10.0 million on September 15, 1998, October 20, 1998, December 15, 1998 and January 19, 1999, respectively.

   We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

   On October 8, 1998, our board of directors approved a program to repurchase, over a period of up to eighteen months, up to 3 million shares of our outstanding Class A common stock up to a total aggregate amount not to exceed $20 million. We may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. To date, we have not repurchased any shares under this program.

Year 2000 Compliance

   Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

   State of Readiness. We have made an assessment of the Year 2000 readiness of our trading-related, communications and data processing systems. Our readiness plan consists of; (1) quality assurance testing of its main trading-related systems including all customer interfaces and links to exchanges and utilities;
(2) contacting third-party vendors and licensors of material hardware, software and services that relate directly and indirectly to the main trading systems;
(3) contacting vendors of critical non-trading related communications and data processing systems; (4) contacting our clearing brokers; (5) assessment of repair or replacement requirements; (6) repair or replacement; (7) implementation; and (8) creation of contingency plans for possible Year 2000 failures. Additionally, we participated in the Securities Industry Association "streetwide" testing in June 1998 and March 1999. We presently believe that our main trading-related systems are currently Year 2000 compliant. We will require vendors of material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance. We plan to complete this process during the first half of 1999. We are currently assessing the materiality of our non-information technology systems and will seek assurances of Year 2000 compliance from providers of material non-information technology systems. Until such testing is complete and such vendors and providers are contacted, we will not be able to completely evaluate whether our information technology systems or non-information technology systems will need to be revised or replaced.

   Costs. To date, we have incurred approximately $350,000 in costs in connection with identifying and evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we estimate that the total cost of the Year 2000 project to be approximately $500,000. Although we do not anticipate that any additional amounts above this estimate will be material, such expenses, if higher than anticipated, could have a material adverse effect on our business, financial condition and operating results.

   Risks. We are not currently aware of any Year 2000 compliance problems relating to our main trading-related, communications or data processing systems that would have a material adverse effect on our business, financial condition and operating results, without taking into account our efforts to avoid or fix such problems. We cannot assure that we will not discover Year 2000 compliance problems that will require substantial revisions. In addition, we cannot assure you that third-party software, hardware or services incorporated into our systems will not need to be revised or replaced, all of which could be time consuming and expensive. If we fail to fix our trading-related, communications or data processing systems or to fix or replace third-party software, hardware or services on a timely basis our business, financial condition and operating results could be materially adversely affected. Moreover, the failure to adequately address Year 2000 compliance issues in our main trading-related, communications or data processing systems could result in litigation, which could be costly and time-consuming to defend.

   In addition, we cannot assure you that customers, governmental agencies, utility companies, securities exchanges, Internet access companies, third-party service providers, including our clearing brokers, and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers and could have a material adverse effect on our business, results of operations and financial condition.

   Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and have not yet developed a contingency plan. The results of our Securities Industry Association testing and the responses received from third-party vendors, service providers and customers will be taken into account in determining the nature and extent of any contingency plans.

Recently Issued Accounting Standards

   In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB No. 87, 88 and 106, which provides accounting and reporting standards for employers' disclosures about pension and other postretirement benefit plans. We adopted SFAS No. 132 on its effective date of January 1, 1998. The adoption of the provisions of these standards did not have a material impact on our financial statements.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We anticipate we will adopt the provisions of SFAS No. 133 effective June 15, 1999. We believe the adoption of these provisions will not have a material impact on our financial statements.

Recent Developments

   On February 25, 1999 a Registration Statement on Form S-1 (No. 333-71559) was declared effective by the SEC, pursuant to which 9,000,000 shares of our Class A common stock were offered and sold at a price to the public of $35.00 per share. Of those shares, 2,424,720 were sold by Knight/Trimark, generating gross offering proceeds of approximately $84.9 million, and an additional 6,575,280 were sold by selling shareholders, generating gross offering proceeds to the selling shareholders of approximately $230.1 million. The managing underwriters of the offering were BancBoston Robertson Stephens Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated, PaineWebber Incorporated, ABN AMRO Incorporated and Southwest Securities, Inc.

   The net proceeds to Knight/Trimark from the sales of the 2,424,720 shares of Class A common stock offered by Knight/Trimark were approximately $80.3 million after deducting underwriting discounts and commissions of $3.6 million, or $1.505 per share, and estimated offering expenses of $950,000. Certain selling shareholders granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of Class A common stock to cover over-allotments. That option was exercised in full on March 18, 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility or changes in liquidity, over which we have virtually no control.

   We employ an automated proprietary trading and risk management system which provides real time, on-line risk management and inventory control. We monitor our risks by a constant review of trading positions. For each trader, we have established a system whereby any trades that exceed pre-determined limits are monitored by senior management as are individual and aggregate dollar and share position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and/or position summaries on a daily basis.

   In the normal course of our market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at December 31, 1998 and 1997 was $100.5 million and $61.7 million, respectively, in long positions and $108.9 million and $21.1 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $0.8 million gain and a $4.0 million loss as of December 31, 1998 and 1997, respectively, due to the offset of losses in long positions with gains in short positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities).

                                                          Year Ended December 31,
                         -----------------------------------------------------------------------------------------
                                     1996                          1997                          1998
                         ----------------------------- ----------------------------- -----------------------------
                          Aggregate of      Net of      Aggregate of      Net of      Aggregate of      Net of
                         Long and Short Long and Short Long and Short Long and Short Long and Short Long and Short
                           Positions      Positions      Positions      Positions      Positions      Positions
                         -------------- -------------- -------------- -------------- -------------- --------------
Average month-end.......  $48,010,762    $15,833,096    $73,545,271    $20,946,420    $129,322,342   $  5,139,424
Highest month-end.......   65,802,039     27,759,237     84,466,227     40,665,188     208,099,843     38,821,031
Lowest month end........   37,865,308      8,968,927     56,988,279     11,535,551      73,005,491    (54,587,150)

   Beginning in the fourth quarter of 1998, there has been a sharp increase in the price volatility of many stocks, particularly of companies that sell products or services via the Internet. This volatility has been coupled with record trading volume in many of these stocks, which are primarily listed on Nasdaq. Customers eager to trade Internet stocks have flooded their brokers with larger numbers of orders, leading to large order imbalances, systems queues, and backlogs. During these extreme market conditions, many firms have implemented procedures that are designed to preserve the continuous execution of customers' orders while also lessening the exposure of the firm to extraordinary market risk.

   In the fourth quarter of 1998, Knight modified its execution policies in response to these changes in the marketplace. Knight's current policy is to provide continuous automatic execution on orders of up to 2,000 shares for investors in over 4,800 Nasdaq stocks under normal market conditions. Knight reserves the right to reduce or suspend its automatic execution guarantee during periods of abnormal volatility and volume in a particular stock or group of stocks. Knight's own internal risk management procedures dictate the temporary suspension of automatic execution after certain levels of liquidity have been provided. When automatic execution has been suspended, Knight will only provide actual liquidity available based on price and time priority.

   For working capital purposes, we invest in money market funds or maintain interest bearing balances in our trading accounts with clearing brokers, which are classified as cash equivalents and receivable from clearing brokers, respectively, in the consolidated statement of financial condition. These amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Since its inception, neither Knight/Trimark nor any of its subsidiaries has traded or otherwise transacted in derivatives.

Item 8. Financial Statements and Supplementary Data

                           KNIGHT/TRIMARK GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................   28
Consolidated Statements of Financial Condition as of December 31, 1997 and
 1998.....................................................................   29
Consolidated Statements of Income for the years ended December 31, 1996,
 1997 and 1998............................................................   30
Consolidated Statements of Changes in Stockholders' (Members') Equity for
 the years ended December 31, 1996, 1997 and 1998.........................   31
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1997 and 1998......................................................   32
Notes to Consolidated Financial Statements................................   33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Knight/Trimark Group, Inc.

   In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders' (members') equity and of cash flows present fairly, in all material respects, the financial position of Knight/Trimark Group, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
January 19, 1999

                           KNIGHT/TRIMARK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           December 31,
                                                     -------------------------
                                                         1997         1998
                                                     ------------ ------------
Assets
Cash and cash equivalents........................... $ 13,797,198 $117,381,556
Securities owned, at market value...................   61,726,045  100,476,151
Receivable from clearing brokers....................   30,151,720  107,503,274
Fixed assets and leasehold improvements, at cost,
 less accumulated depreciation and amortization of
 $3,884,743 in 1997 and $6,477,147 in 1998..........    7,353,429   12,014,991
Goodwill, less accumulated amortization of
 $4,465,484 in 1997 and $6,748,361 in 1998..........   14,192,840   16,036,859
Other assets........................................      651,190    5,447,544
                                                     ------------ ------------
    Total assets.................................... $127,872,422 $358,860,375
                                                     ============ ============
Liabilities And Stockholders' (Members') Equity
Liabilities
  Securities sold, not yet purchased, at market
   value............................................ $ 21,060,857 $108,909,217
  Short-term borrowings.............................          --    10,000,000
  Distributions on Common Units payable to members..    8,405,326          --
  Accrued compensation expense......................    6,112,562   16,529,004
  Accrued execution and clearance fees..............    3,966,145    6,898,095
  Accrued payments for order flow...................    3,764,391    8,672,668
  Liability for capital lease.......................      786,801          --
  Accounts payable, accrued expenses and other
   liabilities......................................    1,394,288    5,445,112
  Income taxes payable..............................          --     2,285,620
  Interest payable on Preferred Units...............      424,981          --
  Subordinated note.................................      500,000          --
  Mandatorily Redeemable Preferred A Units..........   12,483,610          --
  Mandatorily Redeemable Preferred B Units..........   15,000,000          --
                                                     ------------ ------------
    Total liabilities...............................   73,898,961  158,739,716
                                                     ------------ ------------
Commitments and contingent liabilities (Notes 9 and
 14)
Stockholders' equity
  Class A Common Stock, $0.01 par value, 200,000,000
   shares authorized; 49,062,184 shares issued and
   outstanding at December 31, 1998.................          --       490,622
  Class B Common Stock, $0.01 par value, 20,000,000
   shares authorized; 3,942,698 shares issued and
   outstanding at December 31, 1998.................          --        39,427
  Additional paid-in capital........................          --   169,779,929
  Retained earnings.................................          --    29,810,681
Members' equity
  Common units, $10 par value, 750,000 units
   authorized; 734,497 units issued and outstanding
   at December 31, 1997.............................    7,344,970          --
  Undistributed income..............................   46,628,491          --
                                                     ------------ ------------
    Total stockholders' (members') equity...........   53,973,461  200,120,659
                                                     ------------ ------------
    Total liabilities and stockholders' (members')
     equity......................................... $127,872,422 $358,860,375
                                                     ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                            For the Years Ended December 31,
                                         --------------------------------------
                                             1996         1997         1998
                                         ------------ ------------ ------------
Revenues
Net trading revenue..................... $183,499,260 $223,922,643 $348,098,874
Commissions and fees....................      394,394      704,759    4,042,919
Interest, net...........................    1,282,522    2,039,244    3,591,276
                                         ------------ ------------ ------------
    Total revenues......................  185,176,176  226,666,646  355,733,069
                                         ------------ ------------ ------------
Expenses
Employee compensation and benefits......   39,494,032   57,716,994  108,002,843
Payments for order flow
  Affiliates............................   46,374,341   50,662,461   57,149,752
  Non-affiliates........................   23,454,327   16,249,579   25,362,462
Execution and clearance fees
  Affiliates............................   21,461,560   24,262,767   23,957,338
  Non-affiliates........................    4,375,397    7,805,806   21,606,413
Communications and data processing......    4,359,785    6,809,086   10,869,251
Depreciation and amortization...........    2,975,152    4,225,286    5,878,327
Occupancy and equipment rentals.........    1,776,806    2,657,402    5,745,263
Professional fees.......................      379,346    1,612,277    3,423,567
Business development....................      623,492    1,459,822    2,336,472
Interest on Preferred Units.............    2,092,593    1,940,972      714,904
Other...................................    1,048,743    1,186,961    2,334,241
                                         ------------ ------------ ------------
    Total expenses......................  148,415,574  176,589,413  267,380,833
                                         ------------ ------------ ------------
Income before income taxes..............   36,760,602   50,077,233   88,352,236
Income tax expense......................          --           --    21,751,209
                                         ------------ ------------ ------------
Net income.............................. $ 36,760,602 $ 50,077,233 $ 66,601,027
                                         ============ ============ ============
Basic and diluted earnings per share.... $        .86 $       1.17 $       1.40
                                         ============ ============ ============
Weighted average shares of Class A and
 Class B Stock outstanding (see Note 10)   42,801,636   42,801,636   47,511,111
                                         ============ ============ ============


  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT/TRIMARK GROUP, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (MEMBERS') EQUITY

             For the Years Ended December 31, 1996, 1997 and 1998

                     Roundtable Partners, L.L.C.                          Knight/Trimark Group, Inc.
                  ------------------------------------  --------------------------------------------------------------
                                                              Class A            Class B
                      Common Units                         Common Stock       Common Stock     Additional
                  ---------------------  Undistributed  ------------------- -----------------   Paid-in     Retained
                   Units      Amount        Income        Shares    Amount   Shares   Amount    Capital     Earnings
                  --------  -----------  -------------  ---------- -------- --------- ------- ------------ -----------
Balance, January
 1, 1996........   372,648  $ 3,726,480  $  8,472,790          --  $    --        --  $   --  $        --  $       --
Issuance of
 Common Units...   365,449    3,654,490           --           --       --        --      --           --          --
Net income......       --           --     36,760,602          --       --        --      --           --          --
Distributions on
 Common Units...       --           --    (22,627,844)         --       --        --      --           --          --
                  --------  -----------  ------------   ---------- -------- --------- ------- ------------ -----------
Balance,
 December 31,
 1996...........   738,097    7,380,970    22,605,548          --       --        --      --           --          --
Net income......       --           --     50,077,233          --       --        --      --           --          --
Distributions on
 Common Units...       --           --    (25,742,857)         --       --        --      --           --          --
Resignation of
 Member.........    (3,600)     (36,000)     (311,433)         --       --        --      --           --          --
                  --------  -----------  ------------   ---------- -------- --------- ------- ------------ -----------
Balance,
 December 31,
 1997...........   734,497    7,344,970    46,628,491          --       --        --      --           --          --
Distributions on
 Common Units...       --           --    (57,265,529)         --       --        --      --           --          --
Net income for
 the period from
 January 1, 1998
 through July
 12, 1998 (see
 Note 3)........       --           --     36,790,346          --       --        --      --           --          --
Reorganization,
 July 13, 1998
 (see Note 3)...  (734,497)  (7,344,970)  (26,153,308)  38,464,051  384,640 3,942,698  39,427   33,074,211         --
Exercise of
 Brown option
 (see Notes 2
 and 3).........       --           --            --       394,887    3,949       --      --        67,481         --
Net proceeds
 from initial
 public offering
 (see Note 3)...       --           --            --    10,188,246  101,883       --      --   136,420,887         --
Issuance of
 restricted
 stock to
 directors......       --           --            --        15,000      150       --      --       217,350         --
Net income for
 the period from
 July 13, 1998
 through
 December 31,
 1998...........       --           --            --           --       --        --      --           --   29,810,681
                  --------  -----------  ------------   ---------- -------- --------- ------- ------------ -----------
Balance,
 December 31,
 1998...........       --   $       --   $        --    49,062,184 $490,622 3,942,698 $39,427 $169,779,929 $29,810,681
                  ========  ===========  ============   ========== ======== ========= ======= ============ ===========
                     Total
                  -------------
Balance, January
 1, 1996........  $ 12,199,270
Issuance of
 Common Units...     3,654,490
Net income......    36,760,602
Distributions on
 Common Units...   (22,627,844)
                  -------------
Balance,
 December 31,
 1996...........    29,986,518
Net income......    50,077,233
Distributions on
 Common Units...   (25,742,857)
Resignation of
 Member.........      (347,433)
                  -------------
Balance,
 December 31,
 1997...........    53,973,461
Distributions on
 Common Units...   (57,265,529)
Net income for
 the period from
 January 1, 1998
 through July
 12, 1998 (see
 Note 3)........    36,790,346
Reorganization,
 July 13, 1998
 (see Note 3)...           --
Exercise of
 Brown option
 (see Notes 2
 and 3).........        71,430
Net proceeds
 from initial
 public offering
 (see Note 3)...   136,522,770
Issuance of
 restricted
 stock to
 directors......       217,500
Net income for
 the period from
 July 13, 1998
 through
 December 31,
 1998...........    29,810,681
                  -------------
Balance,
 December 31,
 1998...........  $200,120,659
                  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Years Ended December 31,
                                        --------------------------------------
                                           1996         1997          1998
                                        -----------  -----------  ------------
Cash flows from operating activities
Net income............................  $36,760,602  $50,077,233  $ 66,601,027
Adjustments to reconcile net income to
 net cash provided by operating
 activities
Depreciation and amortization.........    2,975,152    4,225,286     5,878,327
Issuance of restricted stock to
 Directors............................          --           --        217,500
(Increase) in operating assets
 Securities owned.....................  (13,017,591) (14,945,407)  (38,750,106)
 Receivable from clearing brokers.....  (11,719,123)  (6,995,944)  (77,351,554)
 Other assets.........................     (115,061)    (225,200)   (4,846,354)
Increase (decrease) in operating
 liabilities
 Securities sold, not yet purchased...    8,020,480    2,039,456    87,848,360
 Accrued compensation expense.........    2,727,038    1,926,644    10,416,442
 Accrued execution and clearance
  fees................................      779,119      791,673     2,931,950
 Accrued payments for order flow......    1,286,965      865,790     4,908,277
 Accounts payable, accrued expenses
  and other liabilities...............      582,102     (517,700)    3,883,770
 Income taxes payable.................          --           --      2,285,620
 Interest payable on Preferred Units..      163,438     (171,897)     (424,981)
                                        -----------  -----------  ------------
 Net cash provided by operating
  activities..........................   28,443,121   37,069,934    63,598,278
                                        -----------  -----------  ------------
Cash flows from investing activities
Purchase of business and net assets of
 Tradetech Securities, L.P............          --      (750,000)          --
Payment of contingent consideration...   (1,351,447)  (1,685,385)   (4,076,896)
Sale of fixed assets..................          --     1,413,115           --
Purchases of fixed assets and
 leasehold improvements...............   (3,939,871)  (4,429,389)   (8,876,759)
                                        -----------  -----------  ------------
 Net cash used in investing
  activities..........................   (5,291,318)  (5,451,659)  (12,953,655)
                                        -----------  -----------  ------------
Cash flows from financing activities
Proceeds from short-term loan.........          --           --     30,000,000
Repayment of short-term loan..........          --           --    (20,000,000)
Proceeds from issuance of subordinated
 note.................................      500,000          --            --
Repayment of subordinated note........          --           --       (500,000)
Net proceeds from initial public
 offering.............................          --           --    136,522,770
Net proceeds from exercise of Brown
 option...............................          --           --         71,430
Proceeds from issuance of Mandatorily
 Redeemable Preferred A Units.........    8,870,410          --            --
Proceeds from issuance of Common
 Units................................    2,940,200          --            --
Decrease in liability for capital
 lease................................     (267,664)    (283,228)          --
Redemptions of Mandatorily Redeemable
 Preferred A Units....................   (3,865,730) (10,147,050)  (12,483,610)
Redemptions of Mandatorily Redeemable
 Preferred B Units....................          --           --    (15,000,000)
Resignation of Member.................          --      (422,463)          --
Distributions on Common Units.........  (17,643,870) (22,321,502)  (65,670,855)
                                        -----------  -----------  ------------
 Net cash (used in) provided by
  financing activities................   (9,466,654) (33,174,243)   52,939,735
                                        -----------  -----------  ------------
Increase (decrease) in cash and cash
 equivalents..........................   13,685,149   (1,555,968)  103,584,358
Cash and cash equivalents at beginning
 of year..............................    1,668,017   15,353,166    13,797,198
                                        -----------  -----------  ------------
Cash and cash equivalents at end of
 year.................................  $15,353,166  $13,797,198  $117,381,556
                                        ===========  ===========  ============
Supplemental disclosure of cash flow
 information:
 Cash paid for interest...............  $ 2,016,244  $ 2,144,877  $  2,069,809
                                        ===========  ===========  ============
 Cash paid for income taxes...........  $       --   $       --   $ 19,662,278
                                        ===========  ===========  ============
Supplemental information pertaining to
 noncash investing and financing
 activities:

   Effective January 1, 1996, a subordinated note holder exchanged its $5,000,000 subordinated note for 71,429 Common Units and 428,571 Preferred A Units issued by the Company with an aggregate value of $5,000,000.
   During April 1998, the Company terminated a capital lease with a remaining obligation of $713,207. The net book value of the equipment under such capital lease was $619,747.

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

   Knight/Trimark Group, Inc. ("Knight/Trimark") was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C. ("Roundtable") (see Note 2) (hereafter, references to the "Company" refer to Knight/Trimark or Roundtable, as appropriate) and to own and operate the securities market-making businesses of its wholly-owned subsidiaries, Knight Securities, Inc. ("Knight") and Trimark Securities, Inc. ("Trimark").

   The Company operates in one segment and line of business--equity securities market-making. Knight operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board. Trimark operates as a market maker in the over-the-counter market for equity securities that are listed on the New York and American Stock Exchanges ("listed securities"). Knight and Trimark are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission") and are members of the National Association of Securities Dealers, Inc. ("NASD").

2. Roundtable Partners, L.L.C.

   Roundtable was organized in March 1995 to own and operate the securities market-making businesses of Knight Securities, L.P. and Trimark Securities, L.P., predecessors to Knight and Trimark, respectively. Roundtable was owned 40% by key employees (the "Management Investors") and 60% by a consortium of independent securities firms and investors (the "Non-Management Investors"). Certain Management Investors also received Mandatorily Redeemable Preferred B Units (the "Preferred B Units") of Roundtable in consideration for the contribution of their business to Roundtable, while the Non-Management Investors received Mandatorily Redeemable Preferred A Units (the "Preferred A Units") in return for cash consideration in a ratio of six Preferred A Units to one Common Unit. In connection with a reorganization and initial public offering of the Company's Common Stock (the "initial public offering") on July 13, 1998, the owners of Roundtable elected to exchange their membership interests in Roundtable for shares of Common Stock of the Company (see Note 3). Additionally, the Preferred A and B Units were redeemed and retired in their entirety. The following is a summary of the capital structure of Roundtable.

   Roundtable's equity consisted of Common Units, which had one-for-one voting rights (except for the units owned by one owner, which were nonvoting.) Roundtable's net income (after distributions to holders of Preferred A and B Units) was allocated to holders of Common Units based upon a formula which considered the volume of order flow such holders had provided to Roundtable during each period and each holder's proportionate share of total Common Units. Net losses were shared ratably in proportion to each member's ownership percentage. The Common Units were generally not transferable, although a member was permitted to resign from Roundtable at any time by providing written notice to Roundtable.

   The Preferred A Units were non-voting and had preference to all other units in the event of liquidation. The Preferred A Units paid quarterly distributions at a rate approximating the Federal Funds rate and were subject to mandatory redemption annually, on April 15th, at book value, in an aggregate amount equal to at least 25% of Roundtable's consolidated net income on an annual basis. Any units not redeemed by the fifth anniversary of the issuance date were convertible into Common Units on a one-for-one basis, at the holder's option.

   The Preferred B Units were non-voting and had preference only to the Common Units in liquidation. The Preferred B Units paid quarterly distributions at a rate approximating the Federal Funds rate and, after the redemption of all Preferred A Units, were subject to mandatory redemption annually, on April 15th, at book value, in an aggregate amount equal to at least 25% of Roundtable's consolidated net income on an annual basis, if certain levels of earnings were achieved in the prior year. The Preferred B Units were not convertible into Common Units.

                           KNIGHT/TRIMARK GROUP, INC.

   The following table presents activity for Preferred A Units and Preferred B Units for the years ended December 31, 1996, 1997 and 1998. All redemptions were made at book value.

                                Preferred A Units         Preferred B Units
                             ------------------------  ------------------------
                               Units        Amount       Units        Amount
                             ----------  ------------  ----------  ------------
   Balance, January 1,
    1996...................   1,341,530  $ 13,415,300   1,500,000  $ 15,000,000
   Issuance of Preferred A
    Units..................   1,315,612    13,156,120         --            --
   Redemption of Preferred
    A Units................    (386,573)   (3,865,730)        --            --
                             ----------  ------------  ----------  ------------
   Balance, December 31,
    1996...................   2,270,569    22,705,690   1,500,000    15,000,000
   Resignation of Member...      (7,503)      (75,030)        --            --
   Redemption of Preferred
    A Units................  (1,014,705)  (10,147,050)        --            --
                             ----------  ------------  ----------  ------------
   Balance, December 31,
    1997...................   1,248,361    12,483,610   1,500,000    15,000,000
   Redemption of Preferred
    A Units................  (1,248,361)  (12,483,610)        --            --
   Redemption of Preferred
    B Units................         --            --   (1,500,000)  (15,000,000)
                             ----------  ------------  ----------  ------------
   Balance, December 31,
    1998...................         --   $        --          --   $        --
                             ==========  ============  ==========  ============

   Additionally, Brown & Company Securities Corporation ("Brown"), a major customer, held a $500,000 subordinated note which paid interest quarterly at a market rate approximating the Federal Funds rate. The subordinated note was to mature on April 23, 1999. The subordinated note was senior in liquidation to the Common Units and Mandatorily Redeemable Preferred A and B Units, but was subordinate to the claims of all other creditors. Concurrent with the execution of the subordinated note, the Company granted Brown certain benefits accorded to holders of Common Units, including the right to receive additional payments based on the amount of order flow provided by Brown. Additionally, Roundtable granted Brown the option to purchase 7,143 Common Units at the then prevailing market price of $10.00 per Common Unit during the term that the subordinated note remained outstanding (the "Brown Option").

3. Reorganization of the Company and Initial Public Offering

   Concurrent with the closing of the initial public offering of the Company's Common Stock, based on the initial public offering price of $14.50 per share, all of the member interests of Roundtable were exchanged for 36,662,415 shares of Class A Common Stock of the Company and 3,942,698 shares of nonvoting Class B Common Stock of the Company. Certain members, who so elected, also received, in aggregate, 1,801,636 additional shares of Class A Common Stock valued at the initial public offering price with respect to their share of the undistributed income of Roundtable through March 31, 1998 (the "Undistributed Profits"). Management of the Company elected to receive shares of Class A Common Stock, valued at the initial public offering price, for all of their Undistributed Profits. The Company received no additional consideration in connection with such conversion of member interests into shares of Class A and Class B Common Stock. Additionally, Brown agreed to exercise its option to purchase 7,143 Common Units of Roundtable by purchasing the equivalent shares of Class A Common Stock of the Company (394,887 shares) at the closing of the initial public offering. In connection with the exchange, Knight became the successor entity to Knight Securities, L.P., and Trimark became the successor entity to Trimark Securities, L.P. (the foregoing transactions, collectively, shall be referred to herein as the "Reorganization").

   The initial public offering of 11,500,000 shares of Class A Stock (including an underwriters' over-allotment option of 1,500,000 shares) included 10,188,246 newly-issued shares and 1,311,754 shares from a selling shareholder. Proceeds received by the Company from the initial public offering, net of the applicable underwriting discounts and offering expenses, were approximately $136.5 million.

                           KNIGHT/TRIMARK GROUP, INC.

   The Company also has authorized 20,000,000 shares of Preferred Stock, par value $.01 per share. As of December 31, 1998, no preferred shares have been issued.

4. Goodwill

   The Company's acquisition of the business of Trimark Securities L.P. during 1995 was recorded under the purchase method and the carrying values of the assets and liabilities acquired were adjusted to their fair market values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired of $13,960,195 was recorded as goodwill and is being amortized over a period of 10 years. In connection with the acquisition, the Company entered into an agreement which entitles the former owners to receive additional consideration during the five years immediately subsequent to the acquisition, equal to 10% of Trimark's pre-tax earnings, before amortization of goodwill and depreciation on fixed assets initially purchased. The additional consideration represents contingent consideration to be paid in connection with the Trimark acquisition. All amounts paid under this arrangement are being capitalized as additional purchase price (goodwill) and amortized over the remainder of the original ten-year amortization period.

   Pursuant to an agreement effective November 17, 1997, Trimark purchased the business and the related fixed assets of Tradetech Securities, L.P. ("Tradetech"), an Illinois Limited Partnership, in exchange for $750,000 in cash and contingent consideration. Tradetech was a direct competitor of Trimark operating as a market maker in listed stocks and, after the acquisition, its business and operations were integrated into Trimark's. The acquisition was accounted for under the purchase method and the carrying values of the assets acquired were adjusted to their fair market values as of the acquisition date. The excess of the purchase price over the fair value of the assets acquired of $400,000 was recorded as goodwill and is being amortized over a period of five years.

   In connection with the acquisition, Trimark entered into an agreement with Tradetech which entitles Tradetech to additional consideration equal to 10% of Trimark's pretax earnings during the period from the acquisition date through December 31, 2000 (the "Earnout Period"). If, after the Earnout Period, the owners of Tradetech have not received payments which total $3.0 million, the payments shall continue until the earlier of (1) December 31, 2002, or (2) an aggregate of $3.0 million has been paid. All amounts paid under this arrangement will be capitalized as additional purchase price (goodwill) and amortized over the remainder of the original five-year amortization period.

   The total contingent consideration paid and recorded as goodwill by the Company was as follows:

                                          Trimark      Tradetech
                                        Additional    Additional
                                       Consideration Consideration   Total
                                       ------------- ------------- ----------
     For the year ended December 31,
      1996............................  $1,351,447    $      --    $1,351,447
     For the year ended December 31,
      1997............................   1,466,812       218,573    1,685,385
     For the year ended December 31,
      1998............................   2,155,007     1,921,889    4,076,896

5. Significant Accounting Policies

 Basis of consolidation and form of presentation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

                           KNIGHT/TRIMARK GROUP, INC.

 Cash equivalents

   Cash equivalents represent money market accounts, which are payable on demand. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

 Trading activities

   Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions, and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to other broker-dealers for directing their order executions to the Company.

 Mandatorily redeemable preferred units

   The Preferred A and Preferred B Units were mandatorily redeemable and have been classified as liabilities in the Consolidated Statements of Financial Condition, and the related distributions on such units have been classified as interest expense in the Consolidated Statements of Income.

 Depreciation, amortization and occupancy

   Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the life of the related office lease. The Company records rent expense on a straight-line basis over the life of the lease.

 Income taxes

   Income tax expense in the Consolidated Statements of Income represents income taxes incurred from July 13, 1998, the date of the Reorganization, through December 31, 1998. Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. Subsequent to the Reorganization, the Company is subject to federal income taxes and state income taxes in New York, New Jersey and other states.

   The Company records deferred tax assets and liabilities, where material, for the expected future tax consequences of temporary differences between the accruing amounts and tax bases of assets and liabilities using enacted tax rates.

 Estimated fair value of financial instruments

   The Company's securities owned and securities sold, not yet purchased are carried at market value. Management estimates that the fair values of other financial instruments recognized on the Consolidated Statements of Financial Condition (including receivables, payables, accrued expenses, subordinated debt and mandatorily redeemable preferred units) approximate their carrying values, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing.

 Other

   Equity investments in limited liability companies, which are included in "Other Assets" on the Consolidated Statements of Financial Condition, are accounted for under the equity method of accounting.

                           KNIGHT/TRIMARK GROUP, INC.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Certain prior year amounts have been reclassified to conform to the current year presentation.

6. Fixed Assets and Leasehold Improvements

   Fixed assets and leasehold improvements comprise the following:

                                                              December 31,
                                           Depreciation  -----------------------
                                              Period        1997        1998
                                           ------------- ----------- -----------
     Computer hardware and software.......       3 years $ 5,307,119 $ 9,580,193
     Trading systems......................       5 years   2,648,326   1,425,347
     Leasehold improvements............... Life of Lease   1,666,288   3,620,916
     Furniture and fixtures...............       7 years     735,341     911,107
     Telephone system.....................       5 years     537,585   2,193,653
     Equipment............................       5 years     343,513     760,922
                                                         ----------- -----------
                                                          11,238,172  18,492,138
     Less--Accumulated depreciation and amortization....   3,884,743   6,477,147
                                                         ----------- -----------
                                                         $ 7,353,429 $12,014,991
                                                         =========== ===========

   Through April 1998, Knight leased its trading system under a capital lease. Knight cancelled its remaining obligation under the capital lease, which amounted to $713,207. The net book value of the equipment recorded under such capital lease was $619,747, resulting in a gain of $93,460. Depreciation of the capitalized asset was included in depreciation and amortization expense on the Consolidated Statements of Income.

7. Short-Term Financing

   On June 19, 1998, the Company entered into an unsecured $30.0 million loan agreement with an affiliate of one of its clearing brokers. Such loan paid interest monthly based on the London Interbank Offered Rate and was to mature on June 19, 1999. The loan agreement allowed for scheduled principal pre-payments without penalty. During 1998, the Company made principal pre-payments under the loan of $20.0 million. On January 19, 1999, the Company repaid the final $10.0 million. Interest expense incurred on such loan for the year ended December 31, 1998 amounted to $946,752.

8. Related Party Transactions

   A substantial portion of the Company's securities transactions are conducted with securities firms that own Common Stock of the Company (the "Broker-Dealer Owners"). As measured in share volume, the Broker-Dealer Owners (including Brown) accounted for 35%, 40% and 41% of the Company's order flow during the years ended December 31, 1996, 1997 and 1998, respectively. Moreover, five of these affiliates accounted for 33% of the Company's total order flow for the year ended December 31, 1998, one of which accounted for 11% of the Company's total order flow for the year ended December 31, 1998. During the period the subordinated note was outstanding (see Note 2), the Company also made enhanced order flow payments to Brown amounting to $1,088,924, $1,865,222 and $1,189,331 for the years ended December 31, 1996, 1997 and 1998, respectively.

                           KNIGHT/TRIMARK GROUP, INC.

   Included within accrued payments for order flow on the Consolidated Statements of Financial Condition are the following amounts payable to the Broker-Dealer Owners:

     December 31, 1997............................................... $1,990,045
     December 31, 1998...............................................  5,899,037

   As of December 31, 1997, Knight and Trimark cleared their securities transactions through clearing brokers which owned equity interests in the Company. Effective March 9, 1998, Knight began clearing its securities transactions through an unaffiliated clearing broker. Included within accrued execution and clearance fees on the Consolidated Statements of Financial Condition are the following amounts payable to the Broker-Dealer Owners:

     December 31, 1997............................................... $2,666,469
     December 31, 1998...............................................  2,687,297

   Through August, 1998, the Company leased certain computer and telephone equipment and furniture from a leasing company which is wholly owned by two key employees of Trimark. Rental expense under such leases was as follows:

     For the year ended December 31, 1996............................. $529,852
     For the year ended December 31, 1997.............................  539,082
     For the year ended December 31, 1998.............................  292,623

9. Commitments and Contingent Liabilities

   The Company leases office space under noncancellable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was as follows:

     For the year ended December 31, 1996........................... $  810,893
     For the year ended December 31, 1997...........................  1,258,827
     For the year ended December 31, 1998...........................  1,699,963

   Additionally, the Company leases computer and other equipment under noncancellable operating leases. As of December 31, 1998, future minimum rental commitments under all noncancellable operating leases were as follows:

                                             Office
                                             Leases    Other Leases    Total
                                           ----------- ------------ -----------
     Year ending December 31, 1999.......  $ 2,162,022  $3,650,428  $ 5,812,450
     Year ending December 31, 2000.......    1,995,659   2,157,474    4,153,133
     Year ending December 31, 2001.......    2,012,758     499,546    2,512,304
     Year ending December 31, 2002.......    2,067,200         --     2,067,200
     Year ending December 31, 2003.......    2,069,016         --     2,069,016
     Thereafter through December 15,
      2008...............................    5,674,548         --     5,674,548
                                           -----------  ----------  -----------
                                           $15,981,203  $6,307,448  $22,288,651
                                           ===========  ==========  ===========

   As of December 31, 1998, the Company had deposited an irrevocable letter of credit, which was collateralized by U.S. Treasury securities with a market value of $1,285,525, as security for one of its operating leases.

                           KNIGHT/TRIMARK GROUP, INC.

10. Earnings per Share

   Basic and diluted earnings per common share have been calculated by dividing net income by the sum of the weighted average shares of Class A Common Stock and Class B Common Stock outstanding during each respective period. All shares of Class B Common Stock, which are non-voting, are held by a single broker-dealer owner.

   Except for voting rights, the Class B Common Stock has identical rights and rewards as the Class A Common Stock and must be automatically converted to Class A Common Stock in the event of a sale or a transfer by the current owner. Weighted-average shares outstanding for the years ended December 31, 1996, 1997 and 1998 have been determined as if the Reorganization described in Note 3 occurred as of the earliest date presented. For all periods presented, the Company's outstanding options do not have a dilutive effect on earnings and, as such, do not affect the calculation.

11. Employee Benefit Plan

   The Company sponsors a 401(k) Profit Sharing Plan (the "Plan") in which substantially all of its employees are eligible to participate. Under the terms of the Plan, the Company is required to make annual contributions to the Plan equal to 50% of the contributions made by its employees, up to certain limitations. The total expense recognized with respect to the Plan was as follows:

     For the year ended December 31, 1996........................... $  478,308
     For the year ended December 31, 1997...........................    681,927
     For the year ended December 31, 1998...........................  1,120,907

12. Income Taxes

   The Company and its subsidiaries file a consolidated federal income tax return. The Company has not recognized deferred taxes since such amounts are not material. Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. Subsequent to the Reorganization, the Company was subject to federal income taxes and state income taxes in New York, New Jersey and other states. Actual income tax expense on the Consolidated Statements of Income represents income taxes incurred from July 13, 1998, the date of the Reorganization, through December 31, 1998. The following is a reconciliation of the actual provision for income taxes for the period from July 13, 1998 through December 31, 1998 and the amount computed by applying the Federal statutory rate to income before income taxes for the period from July 13, 1998 to December 31, 1998:

     Federal statutory income tax rate..................................  35.0%
     State and local income taxes, net of federal income tax benefit....   5.9
     Other, net, primarily the amortization of goodwill and a portion of
      business development expenses.....................................   1.3
                                                                          ----
                                                                          42.2%
                                                                          ====

13. Long-Term Incentive Plans

   In connection with the Reorganization and Offering, the Company established the Knight/Trimark Group, Inc. 1998 Long Term Incentive Plan and the Knight/Trimark Group, Inc. 1998 Nonemployee Director Stock Option Plan (together, the "Plans") to provide long-term incentive compensation to selected employees and directors of Knight/Trimark and its subsidiaries. The Plans are administered by the compensation committee of

                           KNIGHT/TRIMARK GROUP, INC.

the Company's Board of Directors, and allow for the grant of options, restricted stock and restricted stock units, as defined by the Plans. The maximum number of shares of Class A Common Stock reserved for the grant of awards under the Plans is 7,409,500, subject to adjustment. In addition, the Plans limit the number of shares which may be granted to a single individual, and the Plans also limit the number of shares of restricted stock which may be awarded.

   It is the Company's policy to grant options for the purchase of shares of Class A Common Stock at an exercise price not less than the market value on the date prior to the grant date. During 1998, the Company issued to employees and directors options to purchase shares of the Company's Class A Stock at exercise prices of $14.50 and $13.07 per share. Such options vest over a four-year period and expire on the tenth anniversary of the grant date. The Company has the right to fully vest employees in their option grants upon retirement. The following is a reconciliation of option activity for the Plans through December 31, 1998 and a summary of options outstanding at December 31, 1998:

                                                     Number of  Weighted-Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
   Outstanding, January 1, 1998.....................       --        $  --
   Granted at market value.......................... 5,099,000        14.50
   Granted above market value.......................    75,000        13.07
   Surrendered......................................   (54,000)       14.50
                                                     ---------       ------
   Outstanding at December 31, 1998................. 5,120,000       $14.48
                                                     =========       ======

   Range of                    Weighted-Average                    Number
   Exercise        Outstanding    Remaining     Weighted-Average Exercisable Weighted-Average
   Prices          at 12/31/98 Contractual Life  Exercise Price  at 12/31/98  Exercise Price
   --------        ----------- ---------------- ---------------- ----------- ----------------
   $13.07              75,000        9.80            $13.07           --          $  --
   $14.50           5,045,000        9.52             14.50        40,000          14.50
                    ---------        ----            ------        ------         ------
   $13.07--$14.50   5,120,000        9.52            $14.48        40,000         $14.50
                    =========        ====            ======        ======         ======

   In addition, concurrent with the closing of the initial public offering, the Company granted a total of 15,000 restricted shares of Class A Common Stock to certain directors of the Company under the 1998 Non-employee Director Stock Option Plan and recorded compensation expense of $217,500 for the fair value of the shares on the date of grant, which has been included in Other Expenses in the Consolidated Statements of Income.

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the fair values of the options granted to employees. Had compensation expense for the Company's options been determined based on the fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share amounts for the year ended December 31, 1998 would have been as follows:

     Net income, as reported....................................... $66,601,027
                                                                    ===========
     Pro forma net income.......................................... $62,899,203
                                                                    ===========
     Basic and diluted earnings per share, as reported............. $      1.40
                                                                    ===========
     Pro forma basic and diluted earnings per share................ $      1.32
                                                                    ===========

                           KNIGHT/TRIMARK GROUP, INC.

   The weighted average fair values of options granted during the year ended December 31, 1998 were $5.47 and $1.91 per share for options granted with exercise prices of $14.50 and $13.07 per share, respectively.

   The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model with the following assumptions:

     Dividend yield........................................................ 0.0%
     Expected volatility...................................................  44%
     Risk-free interest rate............................................... 5.5%
     Expected life (in years)..............................................   5

14. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

   As a market maker of OTC and listed stocks, the majority of the Company's securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. The Company clears all of its securities transactions through affiliated and unaffiliated clearing brokers on a fully disclosed basis (see Note 8). Pursuant to the terms of the agreement between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counter-party's failure to fulfill its contractual obligations. The Company's policy is to monitor the credit standing of the clearing brokers and all counterparties with which it conducts business. Additionally, as of December 31, 1998, the Company's credit exposures were concentrated with the clearing brokers and amounted to $107.5 million. As of December 31, 1998, the clearing brokers also held, as custodian, securities owned by the Company with a market value of $100.5 million.

   The net payable for securities transactions that have not reached their contractual settlement date amounted to $5,126,772 and $12,004,530 at December 31, 1997 and 1998, respectively. Such amounts are included within receivable from clearing brokers on the Consolidated Statements of Financial Condition.

   Securities sold, not yet purchased represent obligations to purchase such securities at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

15. Net Capital Requirements

   As registered broker-dealers and NASD member firms, Trimark and Knight are subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. Trimark and Knight have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1.0 million or 6 2/3% of aggregate indebtedness, as defined.

   At December 31, 1998, Knight had net capital of $80,985,914, which was $79,047,864 in excess of its required net capital of $1,938,050 and Trimark had net capital of $28,482,004 which was $27,482,004 in excess of its required net capital of $1.0 million.

                           KNIGHT/TRIMARK GROUP, INC.

16. Condensed Financial Statements of Knight/Trimark Group, Inc. (parent only)

   Presented below are the Condensed Statements of Financial Condition, Income and Cash Flows for the Company on an unconsolidated basis.

                       Statements of Financial Condition

                    Knight/Trimark Group, Inc. (parent only)

                                                             December 31,
                                                       ------------------------
                                                          1997         1998
Assets                                                 ----------- ------------
Cash and cash equivalents............................. $ 1,219,374 $ 28,088,538
Securities owned, at market value.....................   1,541,038    1,285,525
Investments in subsidiaries, equity method............  88,630,081  183,367,366
Other assets..........................................     222,908      512,372
                                                       ----------- ------------
  Total assets........................................ $91,613,401 $213,253,801
                                                       =========== ============
Liabilities and Stockholders' (Members') Equity
Liabilities
Short-term loan....................................... $       --  $ 10,000,000
Distributions on Common Units payable to members......   8,405,326          --
Interest payable on Preferred Units...................     424,981          --
Accounts payable and accrued expenses.................     826,023      847,522
Income taxes payable..................................         --     2,285,620
Subordinated note.....................................     500,000          --
Mandatorily Redeemable Preferred A Units..............  12,483,610          --
Mandatorily Redeemable Preferred B Units..............  15,000,000          --
                                                       ----------- ------------
  Total liabilities...................................  37,639,940   13,133,142
  Total stockholders' equity..........................         --   200,120,659
  Total members' equity...............................  53,973,461          --
                                                       ----------- ------------
  Total liabilities and stockholders' (members')
   equity............................................. $91,613,401 $213,253,801
                                                       =========== ============

                              Statements of Income

                    Knight/Trimark Group, Inc. (parent only)

                                             For the Years Ended December 31,
                                            -----------------------------------
                                               1996        1997        1998
Revenues                                    ----------- ----------- -----------
Equity in earnings of subsidiaries......... $40,094,824 $54,202,490 $73,518,890
Other......................................     216,554     148,533     266,970
                                            ----------- ----------- -----------
  Total revenues...........................  40,311,378  54,351,023  73,785,860
                                            ----------- ----------- -----------
Expenses
Compensation expense.......................         --          --    1,200,000
Payments for order flow....................   1,088,924   1,865,222   1,189,331
Interest on Preferred Units................   2,092,593   1,940,972     714,905
Other......................................     369,259     467,596   1,735,172
                                            ----------- ----------- -----------
  Total expenses...........................   3,550,776   4,273,790   4,839,408
                                            ----------- ----------- -----------
Income before income taxes.................  36,760,602  50,077,233  68,946,452
Income tax expense.........................         --          --    2,345,425
                                            ----------- ----------- -----------
  Net income............................... $36,760,602 $50,077,233 $66,601,027
                                            =========== =========== ===========

                           KNIGHT/TRIMARK GROUP, INC.

                            Statements of Cash Flows

                    Knight/Trimark Group, Inc. (parent only)

                                          For the Years Ended December 31,
                                       ----------------------------------------
                                           1996          1997          1998
Cash flows from operating activities   ------------  ------------  ------------
Net income...........................  $ 36,760,602  $ 50,077,233  $ 66,601,027
Adjustments to reconcile net income
 to net cash provided by operating
 activities
Equity in earnings of subsidiaries...   (40,094,824)  (54,202,490)  (73,518,890)
Issuance of restricted stock to
 directors...........................           --            --        217,500
(Increase) decrease in operating
 assets
  Securities owned...................       (46,578)      494,419       255,513
  Other assets.......................       298,736        90,557    (2,629,524)
Increase (decrease) in operating
 liabilities
  Accounts payable, accrued expenses
   and other liabilities.............      (133,880)      365,879     2,307,120
  Interest payable on Preferred
   Units.............................       163,438      (171,898)     (424,981)
                                       ------------  ------------  ------------
    Net cash used in operating
     activities......................    (3,052,506)   (3,346,300)   (7,192,235)
                                       ------------  ------------  ------------
Cash flows from investing activities
Capital contributions to
 subsidiaries........................           --            --    (71,448,000)
                                       ------------  ------------  ------------
    Net cash used in investing
     activities......................           --            --    (71,448,000)
                                       ------------  ------------  ------------
Cash flows from financing activities
Proceeds from short-term loan........           --            --     30,000,000
Repayment of short-term loan.........           --            --    (20,000,000)
Proceeds from issuance of
 subordinated notes..................       500,000           --            --
Repayment of subordinated note.......           --            --       (500,000)
Net proceeds from initial public
 offering............................           --            --    136,522,770
Net proceeds from exercise of Brown
 option..............................           --            --         71,430
Proceeds from issuance of Common
 Units...............................     2,940,200           --            --
Proceeds from issuance of Mandatorily
 Redeemable Preferred A Units........     8,870,410           --            --
Dividends received from
 subsidiaries........................    14,191,301    34,604,999    52,569,664
Redemptions of Mandatorily Redeemable
 Preferred A Units...................    (3,865,730)  (10,147,050)  (12,483,610)
Redemptions of Mandatorily Redeemable
 Preferred B Units...................           --            --    (15,000,000)
Resignation of Member................           --       (422,463)          --
Distributions on Common Units........   (17,643,870)  (22,321,502)  (65,670,855)
                                       ------------  ------------  ------------
    Net cash provided by financing
     activities......................     4,992,311     1,713,984   105,509,399
                                       ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents.........................     1,939,805    (1,632,316)   26,869,164
Cash and cash equivalents at
 beginning of year...................       911,885     2,851,690     1,219,374
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $  2,851,690  $  1,219,374  $ 28,088,538
                                       ============  ============  ============
Supplemental disclosure of cash flow
 information
    Cash paid for interest...........  $  2,016,244  $  2,144,877  $  2,069,809
                                       ============  ============  ============
    Cash paid for income taxes.......  $        --   $        --   $ 16,926,278
                                       ============  ============  ============

   Supplemental information pertaining to noncash investing and financing activities.

   Effective January 1, 1996, a subordinated note holder exchanged its $5.0 million subordinated note for 71,429 Common Units and 428,571 Preferred A Units issued by the Company with an aggregate value of $5.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

   None.

PART III

   The Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13).

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) The following documents are filed as part of this report:

     Consolidated Financial Statements and Financial Statement Schedules. See "Item 8, Financial Statements and Supplementary Data"

    (b) Reports on Form 8-K:

     None

    (c) Exhibits

 Number                               Description
 ------                               -----------
  3.1*  Form of Amended and Restated Certificate of Incorporation of the
         Registrant.
  3.2*  Form of Amended and Restated By-laws of the Registrant.
  4.1*  Specimen Common Stock certificate.
  4.2*  Form of Registration Rights Agreement, dated as of July 13, 1998.
 10.1*  Clearing Agreement between Knight Securities, L.P. and Correspondent
         Services Corporation, dated April 23, 1997.
 10.2*  Clearing Agreement between Trimark Securities, L.P. and National
         Investor Service Corporation, dated June 29, 1997.
 10.3*  Lease Agreement between Newport L.P., Inc. and Knight Securities, L.P.
         dated December 6, 1994 (the "Knight Lease Agreement") for office space situated in Newport Office Tower, 525 Washington Boulevard, Jersey
         City, New Jersey 07310.
 10.4*  Amendment to the Knight Lease Agreement, dated May 28, 1996.
 10.5*  Second Amendment to the Knight Lease Agreement, dated September 30,
         1997.
 10.6*  Third Amendment to the Knight Lease Agreement, dated March 18, 1998.
 10.7*  Lease Agreement between Nestle USA, Inc. and Trimark Securities L.P., dated March 20, 1996, for the office space situated at 100
         Manhattanville Road, Purchase, New York 10577.

 Number                               Description
 ------                               -----------
 10.8*  License Agreement between Automated Securities Clearance, Ltd. and
         Knight Securities, L.P., dated April 5th, 1995.
 10.9*  Master Program Product License Agreement between TCAM Systems, Inc. and
         Trimark Securities, Inc. dated May 1, 1990.
 10.10* Form of Employment Agreement between the Registrant and Kenneth
         Pasternak.
 10.11* Form of Employment Agreement between the Registrant and Walter Raquet.
 10.12* Form of Employment Agreement between the Registrant and Steven
         Steinman.
 10.13* Form of Employment Agreement between the Registrant and Robert
         Lazarowitz.
 10.14* Form of Employment Agreement between the Registrant and Anthony
         Sanfilippo.
 10.15* Form of Registrant's 1998 Stock Option and Award Plan.
 10.16* Form of Registrant's 1998 Nonemployee Director Stock Option Plan.
 10.17* Form of Registrant's Management Incentive Performance Plan.
 10.18* Loan Agreement between PaineWebber Capital Inc. and Roundtable
         Partners, L.L.C. dated June 19, 1998.
 21.1*  Subsidiaries of the Registrant.
 27**   Financial Data Schedule for the fiscal year ended December 31, 1998.

--------
 * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-51653) and incorporated herein by reference thereto.
** Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-71559) and incorporated herein by reference thereto.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 18th day of March, 1999.

                                          KNIGHT/TRIMARK GROUP, INC.


                                             By /s/ Kenneth D. Pasternak
                                          _____________________________________
                                                  Kenneth D. Pasternak
                                              Director, President and Chief
                                                    Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

                Name                             Title                    Date
                ----                             -----                    ----
/s/ Kenneth D. Pasternak             Director, President and         March 18, 1999
____________________________________ Chief Executive Officer
   Kenneth D. Pasternak

/s/ Robert I. Turner                 Director, Executive Vice        March 18, 1999
____________________________________ President and Chief
   Robert I. Turner                  Financial Officer (principal
                                     financial and accounting
                                     officer)

/s/ Steven L. Steinman               Director and Chairman of the    March 18, 1999
____________________________________ Board
   Steven L. Steinman

/s/ Walter F. Raquet                 Director and Executive Vice     March 18, 1999
____________________________________ President
   Walter F. Raquet

/s/ Robert M. Lazarowitz             Director and Executive Vice     March 18, 1999
____________________________________ President
   Robert M. Lazarowitz

/s/ Anthony M. Sanfilippo            Director and Executive Vice     March 18, 1999
____________________________________ President
   Anthony M. Sanfilippo

/s/ Martin Averbuch                  Director                        March 18, 1999
____________________________________
   Martin Averbuch

/s/ Charles V. Doherty               Director                        March 18, 1999
____________________________________
   Charles V. Doherty

/s/ Gene L. Finn                     Director                        March 18, 1999
____________________________________
   Gene L. Finn

                Name                             Title                    Date
                ----                             -----                    ----
/s/ Gary R. Griffith                 Director                        March 18, 1999
____________________________________
   Gary R. Griffith

/s/ Bruce R. McMaken                 Director                        March 18, 1999
____________________________________
   Bruce R. McMaken

/s/ J. Joe Ricketts                  Director                        March 18, 1999
____________________________________
   J. Joe Ricketts

/s/ Rodger O. Riney                  Director                        March 18, 1999
____________________________________
   Rodger O. Riney

/s/ V. Eric Roach                    Director                        March 18, 1999
____________________________________
   V. Eric Roach

/s/ Charles A. Zabatta               Director                        March 18, 1999
____________________________________
   Charles A. Zabatta