Form 10-Q
period 1999-03-31
KNIGHT TRIMARK GROUP INC
filed 1999-05-14
CIK 1060749

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

  At May 13, 1999 the number of shares outstanding of the registrant's Class A common stock was 52,866,904 and the number of shares outstanding of the registrant's Class B common stock was 2,592,698.

                           KNIGHT/TRIMARK GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT
                      For the Quarter Ended March 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I     FINANCIAL INFORMATION:

 Item 1.    Financial Statements........................................     3
            Consolidated Statements of Income...........................     3
            Consolidated Statements of Financial Condition..............     4
            Consolidated Statements of Cash Flows.......................     5
            Notes to Consolidated Financial Statements..................     6
 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     9
 Item 3.    Quantitative and Qualitative Disclosures about Market Risk..    15

 PART II    OTHER INFORMATION:

 Item 1.    Legal Proceedings...........................................    16
 Item 2.    Changes in Securities and Use of Proceeds...................    16
 Item 3.    Defaults Upon Senior Securities.............................    16
 Item 4.    Submission of Matters to a Vote of Security Holders.........    16
 Item 5.    Other Information...........................................    16
 Item 6.    Exhibits and Reports on Form 8-K............................    16
 Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           KNIGHT/TRIMARK GROUP, INC.
                       Consolidated Statements of Income
                                  (unaudited)

                                           For the three months ended March 31,
                                           -------------------------------------
                                                  1999              1998
                                           ------------------ ------------------
Revenues
  Net trading revenue....................  $      178,550,421 $      62,967,499
  Commissions and fees...................           2,527,182            39,066
  Interest, net..........................           1,586,533           525,651
                                           ------------------ -----------------
    Total revenues.......................         182,664,136        63,532,216
                                           ------------------ -----------------
Expenses
  Employee compensation and benefits.....          57,292,284        16,168,160
  Payments for order flow................          32,427,827        16,256,518
  Execution and clearance fees...........          17,957,167        10,240,677
  Communications and data processing.....           3,939,054         2,169,675
  Depreciation and amortization..........           1,951,291         1,291,164
  Occupancy and equipment rentals........           1,823,889         1,081,542
  Professional fees......................           1,058,827           262,746
  Business development...................             660,487           376,850
  Interest on Preferred Units............                 --            416,486
  Other..................................             828,881           484,692
                                           ------------------ -----------------
    Total expenses.......................         117,939,707        48,748,510
                                           ------------------ -----------------
Income before income taxes...............          64,724,429        14,783,706
Income tax expense.......................          27,317,554               --
                                           ------------------ -----------------
Net income...............................  $       37,406,875 $      14,783,706
                                           ================== =================
Basic earnings per share.................  $             0.70 $            0.35
                                           ================== =================
Diluted earnings per share...............  $             0.67 $            0.35
                                           ================== =================
Pro forma adjustment (Notes 5 and 6):
  Income before income taxes.............                     $      14,783,706
  Pro forma income tax expense...........                             6,356,994
                                                              -----------------
    Pro forma net income.................                     $       8,426,712
                                                              =================
Pro forma basic earnings per share.......                     $            0.20
                                                              =================
Pro forma diluted earnings per share.....                     $            0.20
                                                              =================
Shares used in basic earnings per share
 calculation.............................          53,801,736        42,801,636
                                           ================== =================
Shares used in diluted earnings per share
 calculation.............................          55,786,025        42,801,636
                                           ================== =================

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.
                 Consolidated Statements of Financial Condition

                                                       March 31,   December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                      (unaudited)
Assets
Cash and cash equivalents............................ $251,228,271 $117,381,556
Securities owned, at market value....................   97,403,167  100,476,151
Receivable from clearing brokers.....................   83,981,104  107,503,274
Fixed assets and leasehold improvements, at cost,
 less accumulated depreciation.......................   11,684,273   12,014,991
Goodwill, less accumulated amortization..............   16,924,297   16,036,859
Other assets.........................................   10,258,811    5,447,544
                                                      ------------ ------------
    Total assets..................................... $471,479,923 $358,860,375
                                                      ============ ============
Liabilities and Stockholders' Equity
Liabilities
  Securities sold, not yet purchased, at market
   value............................................. $ 72,220,537 $108,909,217
  Short term borrowings..............................          --    10,000,000
  Accrued compensation expense.......................   28,626,766   16,529,004
  Accrued execution and clearance fees...............    7,431,620    6,898,095
  Accrued payments for order flow....................   10,526,616    8,672,668
  Accounts payable, accrued expenses and other
   liabilities.......................................    5,767,423    5,445,112
  Income taxes payable...............................   28,257,193    2,285,620
                                                      ------------ ------------
    Total liabilities................................  152,830,155  158,739,716
                                                      ------------ ------------
Stockholders' equity
  Class A Common Stock, $0.01 par value, 200,000,000
   shares authorized; 52,856,904 and 49,062,184
   shares issued and outstanding at March 31, 1999
   and December 31, 1998, respectively...............      528,569      490,622
  Class B Common Stock, $0.01 par value, 20,000,000
   shares authorized; 2,592,698 and 3,942,698 shares
   issued and outstanding at March 31, 1999 and
   December 31, 1998, respectively...................       25,927       39,427
  Additional paid-in capital.........................  250,877,716  169,779,929
  Retained earnings..................................   67,217,556   29,810,681
                                                      ------------ ------------
    Total stockholders' equity.......................  318,649,768  200,120,659
                                                      ------------ ------------
    Total liabilities and stockholders' equity....... $471,479,923 $358,860,375
                                                      ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                         For the three months ended March 31,
                                         --------------------------------------
                                                1999               1998
                                         ------------------  ------------------
Cash flows from operating activities
Net income.............................  $       37,406,875  $      14,783,706
Adjustments to reconcile net income to
 net cash provided by operating
 activities
Noncash items included in net income
  Depreciation and amortization........           1,951,291          1,291,164
  Deferred income taxes................          (1,305,166)               --
(Increase) decrease in operating assets
  Securities owned.....................           3,072,984         (1,764,008)
  Receivable from clearing brokers.....          23,522,170        (47,967,433)
  Other assets.........................          (3,506,100)          (732,532)
Increase (decrease) in operating
 liabilities
  Securities sold, not yet purchased...         (36,688,680)        33,520,287
  Accrued compensation expense.........          12,097,762          1,828,418
  Accrued execution and clearance
   fees................................             533,525           (176,679)
  Accrued payments for order flow......           1,853,948          1,514,006
  Accounts payable, accrued expenses
   and other liabilities...............             322,311            218,282
  Interest payable on Preferred Units..                 --              (8,494)
  Income taxes payable.................          25,971,573                --
                                         ------------------  -----------------
    Net cash provided by operating
     activities........................          65,232,493          2,506,717
                                         ------------------  -----------------
Cash flows from investing activities
Payment of contingent consideration....          (1,618,686)          (710,086)
Purchases of fixed assets and leasehold
 improvements..........................            (889,325)        (1,685,469)
                                         ------------------  -----------------
    Net cash used in investing
     activities........................          (2,508,011)        (2,395,555)
                                         ------------------  -----------------
Cash flows from financing activities
Repayment of short-term loan...........         (10,000,000)               --
Decrease in liability for capital
 lease.................................                 --             (73,594)
Net proceeds from issuance of common
 stock.................................          80,606,183                --
Stock options exercised................             290,000                --
Federal income tax credit--stock
 options...............................             226,050                --
Distributions on Common Units..........                 --          (8,405,326)
                                         ------------------  -----------------
    Net cash provided by (used in)
     financing activities..............          71,122,233         (8,478,920)
                                         ------------------  -----------------
Increase (decrease) in cash and cash
 equivalents...........................         133,846,715         (8,367,758)
Cash and cash equivalents at beginning
 of period.............................         117,381,556         13,797,198
                                         ------------------  -----------------
Cash and cash equivalents at end of
 period................................  $      251,228,271  $       5,429,440
                                         ==================  =================
Supplemental disclosure of cash flow
 information:
    Cash paid for interest.............  $          515,436  $         432,648
                                         ==================  =================
    Cash paid for income taxes.........  $        2,454,458  $             --
                                         ==================  =================

  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT/TRIMARK GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)

1. Organization and Description of the Business

  Knight/Trimark Group, Inc. ("Knight/Trimark") was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C. ("Roundtable") (hereafter, references to the "Company" refer to Knight/Trimark or Roundtable, as appropriate) and to own and operate the securities market-making businesses of its wholly-owned subsidiaries, Knight Securities, Inc. ("Knight") and Trimark Securities, Inc. ("Trimark").

  The Company operates in one segment and line of business--equity securities market-making. Knight operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board. Trimark operates as a market maker in the over-the-counter market for equity securities that are listed on the New York and American Stock Exchanges ("listed securities"). Knight and Trimark are registered as broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. ("NASD").

  The accompanying unaudited consolidated financial statements include the accounts of the Company, Knight and Trimark and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1998 included in the Company's Report on Form 10-K as filed with the SEC.

  Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Reorganization of the Company, Initial Public Offering, Follow-on Offering and Stock Split

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

  The initial public offering of 11,500,000 shares of Class A Stock included 10,188,246 newly-issued shares and 1,311,754 shares from a selling shareholder. Proceeds received by the Company from the initial public offering, net of the applicable underwriting discounts and offering expenses, were approximately $136.5 million.

  On February 25, 1999 a Registration Statement on Form S-1 (No. 333-71559) was declared effective by the SEC, pursuant to which 9,000,000 shares of Class A common stock were offered and sold at a price to the public of $35.00 per share. Of those shares, 2,424,720 were sold by Knight/Trimark, generating gross offering proceeds of approximately $84.9 million, and an additional 6,575,280 were sold by selling shareholders, generating gross offering proceeds to the selling shareholders of approximately $230.1 million. The net proceeds to Knight/Trimark from the sales of the 2,424,720 shares of Class A common stock offered by Knight/Trimark were approximately $80.3 million after deducting underwriting discounts and commissions of $3.6 million, or $1.505 per share, and estimated offering expenses of $950,000. Certain selling shareholders granted the underwriters a

                          KNIGHT/TRIMARK GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                March 31, 1999
                                  (Unaudited)

30-day option to purchase up to an additional 1,350,000 shares of Class A common stock to cover over-allotments. That option was exercised in full on March 18, 1999.

  In April 1999, the Company's Board of Directors approved a two-for-one stock split of the Company's Class A and Class B Common Stock. Shareholders of record as of the close of business on April 30, 1999 will receive, in the form of a stock dividend, one additional share for each share held by them. On May 14, 1999, the transfer agent will distribute the additional shares. The financial information included within this filing does not reflect the effects of this stock split. Had such split been considered, diluted earnings per share for the three months ended March 31, 1999 and pro forma diluted earnings per share for the three months ended March 31, 1998 would have been approximately $0.34 and $0.10, respectively.

  The Company also has authorized 20,000,000 shares of Preferred Stock, par value $.01 per share. As of March 31, 1999, no shares of Preferred Stock have been issued.

3. Short-term Financing

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

4. Related Party Transactions

  Before the Reorganization and initial public offering, Roundtable was owned by a consortium of 31 independent securities firms and investors (the "Broker Dealer Owners"). Under Roundtable's limited liability company agreement, the Broker Dealer Owners, who were considered affiliated companies, shared in Roundtable's profits in proportion to their equity interests and the quantity of order flow they directed to the Company. After the initial public offering, this profit sharing practice has been discontinued and, while some of the Broker Dealer Owners still own common stock in the Company, these Broker Dealer Owners do not receive any special inducement to provide the Company with order flow.

  Subsequent to the initial public offering, the Company considers affiliates to be holders of 5% or more of the Company's outstanding common stock ("Affiliates"). As of March 31, 1999 there were two Affiliates of the Company. As measured in share volume, the Affiliates represented 12% and 11% of the Company's order flow, respectively.

  Included within payments for order flow on the Consolidated Statements of Income for the three months ended March 31, 1999 is $11,547,595 related to Affiliates. Additionally, included within payments for order flow on the Consolidated Statements of Income for the three months ended March 31, 1998 is $11,313,265 related to the Broker-Dealer Owners.

  As of January 1, 1998, Knight and Trimark cleared their securities transactions through clearing brokers which owned equity interests in the Company. Effective March 9, 1998, Knight began clearing its securities transactions through an unaffiliated clearing broker. Included within execution and clearance fees on the Consolidated Statement of Income for the three months ended March 31, 1999 is $8,598,889 related to an Affiliate. Additionally, included within execution and clearance fees on the Consolidated Statement of Income for the three months ended March 31, 1998 is $7,579,469 related to the Broker-Dealer Owners.

  Through August 1998, the Company leased certain computer and telephone equipment and furniture from a leasing company which is wholly owned by two key employees of Trimark. Rental expense under such leases for the three months ended March 31, 1998 amounted to $117,644.

                          KNIGHT/TRIMARK GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                March 31, 1999
                                  (Unaudited)


5. Income Taxes

  The Company and its subsidiaries file a consolidated federal income tax return. Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. Subsequent to the Reorganization, the Company is subject to federal income taxes and state income taxes in New York, New Jersey and other states.

  Pro forma income represents net income adjusted to reflect pro forma income taxes as if the Company was a C Corporation for the three months ended March 31, 1998.

6. Earnings per Share

  Basic earnings per share has been calculated by dividing net income by the sum of the weighted average shares of Class A Common Stock and Class B Common Stock outstanding during each respective period. The diluted earnings per share calculation includes the effect of dilutive stock options, as calculated under the treasury stock method. All shares of Class B Common Stock, which are non-voting, are held by a single Affiliate. Except for voting rights, the Class B Common Stock has identical rights and rewards as the Class A Common Stock and must be automatically converted to Class A Common Stock in the event of a sale or a transfer by the current owner.

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                               Three months ended        Three months ended
                                 March 31, 1999            March 31, 1998
                            ------------------------- -------------------------
                            Numerator /               Numerator / Denominator /
                                net     Denominator /  pro forma    pro forma
                              income       shares       income       shares
                            ----------- ------------- ----------- -------------
Shares and income used in
 primary calculations.....  $37,406,875  53,801,736   $8,426,712   42,801,636
Effect of dilutive stock
 options..................          --    1,984,289          --           --
                            -----------  ----------   ----------   ----------
Shares and income used in
 diluted calculations.....  $37,406,875  55,786,025   $8,426,712   42,801,636
                            ===========  ==========   ==========   ==========
Basic earnings per share..               $     0.70                $     0.20
                                         ==========                ==========
Diluted earnings per
 share....................               $     0.67                $     0.20
                                         ==========                ==========

  Pro forma shares outstanding for the three months ended March 31, 1998 has been determined as if the Reorganization described in Note 2 occurred as of January 1, 1998.

7. Net Capital Requirements

  As registered broker-dealers and NASD member firms, Knight and Trimark are subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. Knight and Trimark have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1.0 million or 6 2/3% of aggregate indebtedness, as defined.

  At March 31, 1999, Knight had net capital of $119,698,385, which was $115,501,900 in excess of its required net capital of $4,196,485 and Trimark had net capital of $31,722,125 which was $30,637,047 in excess of its required net capital of $1,085,078.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1998 included within our report on Form 10-K.

  We are the leading market maker in Nasdaq securities, other OTC equity securities, and NYSE- and AMEX-listed equity securities in the Third Market. Through our wholly-owned subsidiary, Knight, we make markets in over 6,900 equity securities in Nasdaq and on the NASD's OTC Bulletin Board. Through our wholly-owned subsidiary, Trimark, we make markets in all NYSE- and AMEX-listed equity securities in the Third Market.

  Knight commenced Nasdaq and OTC securities market-making operations on July 24, 1995. Based on rankings published by The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by broker-dealer market makers, Knight was ranked first in AutEx's Nasdaq/OTC Securities rankings, with a 15.04% market share during March 1999. Knight's share volume totaled 12.1 billion and 5.0 billion, or 75.8% and 67.2% of our total share volume, for the three months ended March 31, 1999, and 1998, respectively. Trimark has held the #1 market share ranking in trading of NYSE- and AMEX-listed securities in the Third Market for over two years. Trimark's share volume totaled 3.9 billion and 2.4 billion, or 24.2% and 32.8% of our total share volume for the three months ended March 31, 1999 and 1998, respectively.

 Revenues

  Our revenues consist principally of net trading revenue from market-making activities. To date, we have only traded equity securities, and have never traded in options, futures, forwards, swaps or other derivative instruments. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in trade and share volumes from customers, our ability to derive trading gains by taking proprietary positions primarily to facilitate customer transactions and, most recently, by regulatory changes and evolving industry customs and practices. Our net trading revenue per trade for OTC securities has historically exceeded the net trading revenue per trade for listed securities.

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

  We also earn interest income from our cash and securities positions held at banks and in trading accounts at clearing brokers, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities sold, not yet purchased, and interest on subordinated notes and short-term debt. Interest, net is primarily affected by the changes in cash balances held at banks and clearing brokers, and the level of securities sold, not yet purchased.

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

  Employee compensation and benefits expense primarily consists of salaries and wages paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Profitability based compensation represented 86% and 72% of total employee compensation and benefits expense for the three months ended March 31, 1999 and 1998, respectively. We have grown from 337 employees at March 31, 1998 to 502 employees as of March 31, 1999. Approximately 80% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including related payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the costs we allocate to employees engaged in market making and sales activities.

  Payments for order flow represent customary payments to broker-dealers, in the normal course of business, for directing their order flow to us. We only pay broker-dealers for orders which provide us with a profit opportunity. For example, we make payments on market orders, but do not pay on limit orders.

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

  Depreciation and amortization expense results from the depreciation of fixed assets purchased by us or financed under a capital lease, and the amortization of goodwill, which includes contingent consideration resulting from the acquisition of the listed securities market-making businesses of Trimark and Tradetech Securities, L.P., which we acquired in November 1997.

  Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

  Professional fees primarily consist of fees paid to computer programming and systems consultants, as well as legal fees and other professional fees.

  Business development expense primarily consists of marketing expenses, including travel and entertainment and promotion and advertising costs.

  Interest on Preferred Units represents required interest payments on our Mandatorily Redeemable Preferred A and B Units at a rate approximating the Federal Funds rate. All Preferred Units were redeemed during 1998.

  Other expenses primarily consist of administrative expenses and other operating costs incurred in connection with our business growth, as well as directors fees.

 Income Tax

  Prior to our initial public offering, we were a limited liability company and were not subject to federal or state income taxes. Subsequent to our reorganization from a limited liability company to a corporation, which occurred immediately before the closing of our initial public offering, we became subject to federal income taxes and state income taxes in New York, New Jersey and other states.

Results of Operations

Three Months Ended March 31, 1999 and 1998

 Revenues

  Net trading revenue increased 183.6% to $178.6 million for the three months ended March 31, 1999, from $63.0 million for the comparable period in 1998. This increase was primarily due to higher trading volume and increased efficiency in our trading methodologies. Total trade volume increased 146.9% to 18.7 million trades for the three months ended March 31, 1999, from 7.6 million trades for the comparable period in 1998. Total share volume increased 115.3% to 15.9 billion shares traded for the three months ended March 31, 1999, from 7.4 billion shares traded for the comparable period in 1998. Average net revenue per trade increased 14.8% to $9.55 per trade for the three months ended March 31, 1999, from $8.32 per trade for the comparable period in 1998, principally as a result of increased efficiency in our trading methodologies.

  Commissions and fees increased to $2.5 million for the three months ended March 31, 1999, from $39,000 for the comparable period in 1998. This increase is primarily due to higher trade and share volumes from institutional customers in listed securities and the receipt of fees for providing certain information to market data providers.

  Interest, net increased 201.8% to $1.6 million for the three months ended March 31, 1999, from $526,000 for the comparable period in 1998. This increase was primarily due to larger cash balances held at banks and our clearing brokers, which was offset in part by increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

 Expenses

  Employee compensation and benefits expense increased 254.4% to $57.3 million for the three months ended March 31, 1999, from $16.2 million for the comparable period in 1998. As a percentage of net trading revenue, employee compensation and benefits expense increased to 32.1% for the three months ended March 31, 1999, from 25.7% for the comparable period in 1998. The increase on a dollar basis was primarily due to increases in gross trading profits and growth in the number of employees. The increase as a percentage of net trading revenue was primarily due to increased profitability, and decreases in both payments for order flow and execution and clearance costs as percentages of revenue. Due to increased net trading revenue and profitability, profitability based compensation increased 324% to $49.3 million for the three months ended March 31, 1999, from $11.6 million for the comparable period in 1998. The number of employees increased to 502 employees as of March 31, 1999, from 337 employees as of March 31, 1998.

  Payments for order flow increased 99.5% to $32.4 million for the three months ended March 31, 1999, from $16.3 million for the comparable period in 1998. As a percentage of net trading revenue, payments for order flow decreased to 18.2% for the three months ended March 31, 1999 from 25.8% for the comparable period in 1998. The increase in payments for order flow on a dollar basis was primarily due to a 115.3% increase in shares traded for the three months ended March 31, 1999 to 15.9 billion shares, up from 7.4 billion for the comparable period in 1998. The decrease in payments for order flow as a percentage of net trading revenue resulted from increased profitability on a per trade basis and growth in our institutional business.

  Execution and clearance fees increased 75.4% to $18.0 million for the three months ended March 31, 1999, from $10.2 million for the comparable period in 1998. As a percentage of net trading revenue, execution and clearance fees decreased to 10.1% for the three months ended March 31, 1999 from 16.3% for the comparable period in 1998. The increase on a dollar basis was primarily due to a 146.9% increase in trades for the three months ended March 31, 1999, which was offset, in part, by a decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions, which have lower execution costs than transactions in listed securities. The decrease in execution and clearance fees as a percentage of net trading revenue was primarily due to the decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions.

  Communications and data processing expense increased 81.6% to $3.9 million for the three months ended March 31, 1999, from $2.2 million for the comparable period in 1998. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

  Depreciation and amortization expense increased 51.1% to $2.0 million for the three months ended March 31, 1999, from $1.3 million for the comparable period in 1998. This increase was primarily due to the purchase of approximately $889,000 of additional fixed assets and leasehold improvements during the three months ended March 31, 1999 and the amortization of goodwill related to the acquisition of the listed securities market-making businesses of Trimark and Tradetech.

  Occupancy and equipment rentals expense increased 68.6% to $1.8 million for the three months ended March 31, 1999, from $1.1 million for the comparable period in 1998. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 83,588 square feet of office space at March 31, 1999, up from 75,768 square feet of office space at March 31, 1998.

  Professional fees increased 303.0% to $1.1 million for the three months ended March 31, 1999, up from $263,000 for the comparable period in 1998. This increase was primarily due to increased consulting expenses related to our investments in technology, as well as legal fees and other professional fees.

  Business development expense increased 75.3% to $660,000 for the three months ended March 31, 1999, from $377,000 for the comparable period in 1998. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

  Interest on Preferred Units was zero for the three months ended March 31, 1999, and $416,000 for the comparable period in 1998. This decrease is due to our redemption of all of the remaining Preferred A and B Units during 1998.

  Other expenses increased 71.0% to $829,000 for the three months ended March 31, 1999, from $485,000 for the comparable 1998 period. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business growth.

 Income Tax

  Our effective tax rate for the three months ended March 31, 1999 and pro forma effective tax rate for the three months ended March 31, 1998 differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of Trimark and a portion of business development expenses

Liquidity

  Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of March 31, 1999, we had $471.5 million in assets, 92% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, net of amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities which trade in Nasdaq and on the NYSE and AMEX markets.

  Net income plus depreciation and amortization was $39.4 million and $9.7 million during the three months ended March 31, 1999 and 1998, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $2.0 million and $1.3 million during the three months ended March 31, 1999 and 1998, respectively. Capital expenditures were $889,000 for the three months ended March 31, 1999 and $1.7 million for the comparable period in 1998. Capital expenditures for the three months ended March 31, 1999 primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. Additionally, we made cash payments of $1.6 million for the three months ended March 31, 1999 in connection with our acquisitions of the listed securities market-making businesses of Trimark in 1995 and Tradetech in 1997. We anticipate that we will meet our 1999 capital expenditure needs out of operating cash flows.

  As registered broker-dealers and market makers, Knight and Trimark are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 ($4.2 million and $1.1 million, respectively as of March 31, 1999). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including Knight and Trimark, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At March 31, 1999, Knight had net capital of $119.7 million, which was $115.5 million in excess of its required net capital of $4.2 million and Trimark had net capital of $31.7 million, which was $30.6 million in excess of its required net capital of $1.1 million.

  We used a portion of our capital resources before our initial public offering to pay interest on our issued and outstanding Mandatorily Redeemable Preferred A and B Units, and to make quarterly distributions to our members to meet their estimated income tax obligations on their share of our taxable income. All Preferred Units were redeemed during 1998.

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

  State of Readiness. We have made an assessment of the Year 2000 readiness of our trading-related, communications and data processing systems. Our readiness plan consists of: (1) quality assurance testing of our main trading-related systems including all customer interfaces and links to exchanges and utilities; (2) contacting third-party vendors and licensors of material hardware, software and services that relate directly and indirectly to the main trading systems; (3) contacting vendors of critical non-trading related communications and data processing systems; (4) contacting our clearing brokers; (5) assessment of repair or replacement requirements; (6) repair or replacement; (7) implementation; and (8) creation of contingency plans for possible Year 2000 failures. Additionally, we recently participated in the Securities Industry Association "streetwide" testing in March 1999. We presently believe that our main trading-related systems are currently Year 2000 compliant. We have required vendors of material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance. We are currently assessing the materiality of our non-information technology systems and will seek assurances of Year 2000 compliance from providers of material non-information technology systems. Until such testing is complete and such vendors and providers are contacted, we will not be able to completely evaluate whether our information technology systems or non-information technology systems will need to be revised or replaced.

  Costs. To date, we have incurred approximately $400,000 in costs in connection with identifying and evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we estimate that the total cost of the Year 2000 project to be approximately $500,000.

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

  Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and are in the process of developing a contingency plan. The results of our Securities Industry Association testing and the responses received from third-party vendors, service providers and customers will be taken into account in determining the nature and extent of any contingency plans.

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

Recent Developments

  In April 1999, the Company's Board of Directors approved a two-for-one stock split of the Company's Class A and Class B Common Stock. Shareholders of record as of the close of business on April 30, 1999 will receive, in the form of a stock dividend, one additional share for each share held by them. On May 14, 1999 the transfer agent will distribute the additional shares. The accompanying financial information does not reflect the effects of this stock split.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

  In the normal course of our market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at March 31, 1999 was $97.4 million in long positions and $72.2 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $2.5 million loss as of March 31, 1999 due to the offset of losses in long positions with gains in short positions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition or operating results. We and certain of our officers and employees have been subject to legal proceedings in the past and may be subject to legal proceedings in the future.

Item 2. Changes in Securities and Use of Proceeds

  None.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

  Exhibit 27. Financial Data Schedule

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto until duly authorized.

                                          Knight/Trimark Group, Inc.

                                          /s/ Robert I. Turner
                                          -------------------------------------
                                          By:     Robert I. Turner
                                          Title:  Director, Treasurer,
                                                  Executive Vice President,
                                                  and Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)

Date: May 13, 1999