Form 10-Q
period 1999-06-30
KNIGHT TRIMARK GROUP INC
filed 1999-08-11
CIK 1060749

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

  At August 11, 1999 the number of shares outstanding of the registrant's Class A common stock was 106,095,808 and the number of shares outstanding of the registrant's Class B common stock was 5,185,396.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           KNIGHT/TRIMARK GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT
                      For the Quarter Ended June 30, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I FINANCIAL INFORMATION:

 Item 1. Financial Statements...........................................     3
         Consolidated Statements of Income..............................     3
         Consolidated Statements of Financial Condition.................     4
         Consolidated Statements of Cash Flows..........................     5
         Notes to Consolidated Financial Statements.....................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     9
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    17

PART II OTHER INFORMATION:

 Item 1. Legal Proceedings..............................................    18
 Item 2. Changes in Securities and Use of Proceeds......................    18
 Item 3. Defaults Upon Senior Securities................................    18
 Item 4. Submission of Matters to a Vote of Security Holders............    18
 Item 5. Other Information..............................................    19
 Item 6. Exhibits and Reports on Form 8-K...............................    19

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           KNIGHT/TRIMARK GROUP, INC.

                       Consolidated Statements of Income
                                  (unaudited)


                             For the three months ended    For the six months ended
                                     June 30,                      June 30,
                             --------------------------    -------------------------
                                  1999        1998              1999         1998
                             ------------- ------------    ------------ ------------
Revenues
  Net trading revenue......  $216,437,894 $80,225,541      $394,988,315 $143,193,040
  Commissions and fees.....     4,438,874      90,388         6,966,056      114,455
  Interest, net............     3,170,418     296,659         4,756,951      810,704
                             ------------ -----------      ------------ ------------
    Total revenues.........   224,047,186  80,612,588       406,711,322  144,118,199
                             ------------ -----------      ------------ ------------
Expenses
  Employee compensation and
   benefits................    70,166,936  23,453,470       127,459,220   39,811,804
  Payments for order flow..    35,354,189  19,489,651        67,782,016   35,746,170
  Execution and clearance
   fees....................    19,806,117  10,147,988        37,763,284   20,373,665
  Communications and data
   processing..............     4,009,431   2,516,119         7,948,485    4,684,365
  Depreciation and
   amortization............     2,182,328   1,346,834         4,133,619    2,639,428
  Occupancy and equipment
   rentals.................     2,465,916   1,316,568         4,289,805    2,397,464
  Professional fees........     2,161,402     695,794         3,220,229      951,040
  Business development.....     1,354,203     627,026         2,014,690    1,012,317
  Interest on Preferred
   Units...................           --      261,574               --       678,060
  Other....................       832,212     300,699         1,661,093      583,316
                             ------------ -----------      ------------ ------------
    Total expenses.........   138,332,734  60,155,723       256,272,441  108,877,629
                             ------------ -----------      ------------ ------------
Income before income
 taxes.....................    85,714,452  20,456,865       150,438,881   35,240,570
Income tax expense.........    35,519,688         --         62,837,242          --
                             ------------ -----------      ------------ ------------
Net income.................  $ 50,194,764 $20,456,865      $ 87,601,639 $ 35,240,570
                             ============ ===========      ============ ============
Basic earnings per share...  $       0.45 $      0.24      $       0.80 $       0.41
                             ============ ===========      ============ ============
Diluted earnings per
 share.....................  $       0.43 $      0.24      $       0.77 $       0.41
                             ============ ===========      ============ ============
Pro forma adjustment (Notes
 4 and 5):
  Income before income
   taxes...................               $20,456,865                   $ 35,240,570
  Pro forma income tax
   expense.................                 8,796,452                     15,153,445
                                          -----------                   ------------
  Pro forma net income.....               $11,660,413                   $ 20,087,125
                                          ===========                   ============
  Pro forma basic earnings
   per share...............               $      0.14                   $       0.23
                                          ===========                   ============
  Pro forma diluted
   earnings per share......               $      0.14                   $       0.23
                                          ===========                   ============
Shares used in basic
 earnings per share
 calculation...............   110,916,677  85,603,272       109,269,227   85,603,272
                             ============ ===========      ============ ============
Shares used in diluted
 earnings per share
 calculation...............   116,167,843  85,603,272       114,142,368   85,603,272
                             ============ ===========      ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                 Consolidated Statements of Financial Condition

                                                        June 30,   December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                      (unaudited)
Assets
Cash and cash equivalents............................ $265,729,845 $117,381,556
Securities owned, at market value....................  201,768,405  100,476,151
Receivable from clearing brokers.....................  139,802,052  107,503,274
Fixed assets and leasehold improvements, at cost,
 less accumulated depreciation.......................   13,732,228   12,014,991
Goodwill, less accumulated amortization..............   18,406,900   16,036,859
Other assets.........................................   12,170,250    5,447,544
                                                      ------------ ------------
      Total assets................................... $651,609,680 $358,860,375
                                                      ============ ============
Liabilities and Stockholders' Equity
Liabilities
  Securities sold, not yet purchased, at market
   value............................................. $219,267,126 $108,909,217
  Short term borrowings..............................          --    10,000,000
  Accrued compensation expense.......................   36,583,038   16,529,004
  Accrued execution and clearance fees...............    6,731,618    6,898,095
  Accrued payments for order flow....................    8,575,989    8,672,668
  Accounts payable, accrued expenses and other
   liabilities.......................................    8,281,717    5,445,112
  Income taxes payable...............................    3,199,718    2,285,620
                                                      ------------ ------------
      Total liabilities..............................  282,639,206  158,739,716
                                                      ------------ ------------
Stockholders' equity
  Class A Common Stock, $0.01 par value, 200,000,000
   shares authorized; 105,733,808 and 98,124,368
   shares issued and outstanding at June 30, 1999 and
   December 31, 1998, respectively...................    1,057,338      981,244
  Class B Common Stock, $0.01 par value, 20,000,000
   shares authorized; 5,185,396 and 7,885,396 shares
   issued and outstanding at June 30, 1999 and Decem-
   ber 31, 1998, respectively........................       51,854       78,854
  Additional paid-in capital.........................  250,448,962  169,249,880
  Retained earnings..................................  117,412,320   29,810,681
                                                      ------------ ------------
      Total stockholders' equity.....................  368,970,474  200,120,659
                                                      ------------ ------------
      Total liabilities and stockholders' equity..... $651,609,680 $358,860,375
                                                      ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                   For the six months ended
                                                            June 30,
                                                   ---------------------------
                                                       1999           1998
                                                   -------------  ------------
Cash flows from operating activities
Net income.......................................  $  87,601,639  $ 35,240,570
Adjustments to reconcile net income to net cash
 provided by operating activities................
Noncash items included in net income
  Depreciation and amortization..................      4,133,619     2,639,428
  Deferred income taxes..........................      1,305,166           --
(Increase) in operating assets
  Securities owned...............................   (101,292,254)  (16,363,123)
  Receivable from clearing brokers...............    (32,298,778)   (9,277,306)
  Other assets...................................     (8,027,870)   (1,951,197)
Increase (decrease) in operating liabilities
  Securities sold, not yet purchased.............    110,357,909    30,598,202
  Accrued compensation expense...................     20,054,034     4,196,361
  Accrued execution and clearance fees...........       (166,477)   (1,232,320)
  Accrued payments for order flow................        (96,679)    1,236,969
  Accounts payable, accrued expenses and other
   liabilities...................................      2,836,605     2,581,156
  Interest payable on Preferred Units............            --       (194,650)
  Income taxes payable...........................        914,098           --
                                                   -------------  ------------
    Net cash provided by operating activities....     85,321,012    47,474,090
                                                   -------------  ------------
Cash flows from investing activities
Payment of contingent consideration..............     (3,943,386)   (1,582,167)
Purchases of fixed assets and leasehold
 improvements....................................     (4,277,512)   (5,138,365)
                                                   -------------  ------------
    Net cash used in investing activities........     (8,220,898)   (6,720,532)
                                                   -------------  ------------
Cash flows from financing activities
Repayment of short-term loan.....................    (10,000,000)          --
Increase in short-term loan......................            --     30,000,000
Decrease in liability for capital lease..........            --        (73,594)
Net proceeds from issuance of common stock.......     80,219,537           --
Stock options exercised..........................        435,000           --
Income tax credit--stock options.................        593,638           --
Redemptions of Manditorily Redeemable Preferred A
 Units...........................................            --    (12,483,610)
Redemptions of Manditorily Redeemable Preferred B
 Units...........................................            --     (1,152,900)
Distributions on Common Units....................            --    (64,150,668)
                                                   -------------  ------------
    Net cash provided by (used in) financing
     activities..................................     71,248,175   (47,860,772)
                                                   -------------  ------------
Increase (decrease) in cash and cash
 equivalents.....................................    148,348,289    (7,107,214)
Cash and cash equivalents at beginning of
 period..........................................    117,381,556    13,797,198
                                                   -------------  ------------
Cash and cash equivalents at end of period.......  $ 265,729,845  $  6,689,984
                                                   =============  ============
Supplemental disclosure of cash flow information:
  Cash paid for interest.........................  $     780,993  $    893,147
                                                   =============  ============
  Cash paid for income taxes.....................  $  63,031,621  $        --
                                                   =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT/TRIMARK GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)


1. Organization and Description of the Business

  Knight/Trimark Group, Inc. ("Knight/Trimark") was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C. ("Roundtable") (hereafter, references to the "Company" refer to Knight/Trimark or Roundtable, as appropriate) and to own and operate the securities market-making businesses of its wholly-owned subsidiaries, Knight Securities, Inc. ("Knight") and Trimark Securities, Inc. ("Trimark"). As part of an internal restructuring for corporate purposes, in July 1999 Knight Securities, Inc. became Knight Securities, L.P.

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

  Certain prior period amounts have been reclassified to conform to the current period presentation. All share and per share amounts have been adjusted to reflect the two-for-one stock split described in Note 2.

2. Reorganization, Public Stock Offerings and Stock Split

  Concurrent with the closing of the initial public offering of the Company's Common Stock, based on the initial public offering price of $7.25 per share, all of the member interests of Roundtable were exchanged for 73,324,830 shares of Class A Common Stock of the Company and 7,885,396 shares of nonvoting Class B Common Stock of the Company (the "Reorganization").

  The initial public offering of 23,000,000 shares of Class A Stock included 20,376,492 newly-issued shares and 2,623,508 shares from a selling shareholder. Proceeds received by the Company from the initial public offering, net of the applicable underwriting discounts and offering expenses, were approximately $136.5 million.

  On February 25, 1999 a Registration Statement on Form S-1 (No. 333-71559) was declared effective by the SEC, pursuant to which 18,000,000 shares of Class A common stock were offered and sold at a price to the public of $17.50 per share. Of those shares, 4,849,440 were sold by Knight/Trimark, generating net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $80.2 million. An additional 13,150,560 were sold by selling shareholders, generating gross offering proceeds to the selling shareholders of approximately $230.1 million. Certain selling shareholders granted the underwriters a 30-day option to purchase up to an additional 2,700,000 shares of Class A common stock to cover over-allotments. That option was exercised in full on March 18, 1999.

                          KNIGHT/TRIMARK GROUP, INC.

                                 June 30, 1999
                                  (Unaudited)


  In April 1999, the Company's Board of Directors approved a two-for-one stock split of the Company's Class A and Class B Common Stock. Shareholders of record as of the close of business on April 30, 1999 received, in the form of a stock dividend, one additional share for each share held by them. On May 14, 1999, the transfer agent distributed the additional shares.

3. Related Party Transactions and Significant Customers

  Before the Reorganization and initial public offering, Roundtable was owned by a consortium of 31 independent securities firms and investors (the "Broker Dealer Owners"). Under Roundtable's limited liability company agreement, the Broker Dealer Owners, who were considered affiliated companies, shared in Roundtable's profits in proportion to their equity interests and the quantity of order flow they directed to the Company. After the initial public offering, this profit sharing practice was discontinued and, while some of the Broker Dealer Owners still own common stock in the Company, these Broker Dealer Owners do not receive any special inducement to provide the Company with order flow.

  Subsequent to the initial public offering, the Company considers affiliates to be holders of 5% or more of the Company's outstanding common stock ("Affiliates"). As of June 30, 1999 there were two Broker Dealer Owners who are considered Affiliates of the Company. As measured in share volume, each Affiliate represented 12.0% and 12.1%, respectively, of the Company's order flow for the three months ended June 30, 1999, and 12.2% and 11.5%, respectively, of the Company's order flow for the six months ended June 30, 1999. One additional customer provided 12.4% and 11.1% of the Company's order flow for the three and six month periods ended June 30, 1999, respectively.

  Included within payments for order flow on the Consolidated Statements of Income for the three and six month periods ended June 30, 1999 is $12,413,624 and $23,961,219, respectively, related to Affiliates. Additionally, included within payments for order flow on the Consolidated Statements of Income for the three and six month periods ended June 30, 1998 is $5,700,077 and $11,173,593, respectively, related to Affiliates. Included within accrued payments for order flow on the Consolidated Statement of Financial Condition as of June 30, 1999 is $2,262,045 related to Affiliates.

  Trimark clears its securities transactions through an Affiliate. Knight clears its securities transactions through an unaffiliated clearing broker. Included within execution and clearance fees on the Consolidated Statement of Income for the three and six month periods ended June 30, 1999 is $8,286,541 and $16,885,430, respectively, related to this Affiliate. Additionally, included within execution and clearance fees on the Consolidated Statement of Income for the three and six month periods ended June 30, 1998 is $4,870,159 and $10,467,671 related to this Affiliate. Included within accrued execution and clearance fees on the Consolidated Statement of Financial Condition as of June 30, 1999 is $2,624,601 related to Affiliates.

4. Income Taxes

  The Company and its subsidiaries file a consolidated federal income tax return. Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. Subsequent to the Reorganization, the Company is subject to federal income taxes and state income taxes in New York, New Jersey and other states.

  Pro forma income represents net income adjusted to reflect pro forma income taxes as if the Company was a C Corporation for the three and six month periods ended June 30, 1998.

                          KNIGHT/TRIMARK GROUP, INC.

                                 June 30, 1999
                                  (Unaudited)


5. Earnings per Share

  Basic earnings per share has been calculated by dividing net income by the sum of the weighted average shares of Class A Common Stock and Class B Common Stock outstanding during each respective period. The diluted earnings per share calculation includes the effect of dilutive stock options, as calculated under the treasury stock method. All shares of Class B Common Stock, which are non-voting, are held by a single shareholder. Except for voting rights, the Class B Common Stock has identical rights and rewards as the Class A Common Stock and must be automatically converted to Class A Common Stock in the event of a sale or a transfer by the current owner.

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                               Three months ended       Three months ended
                                  June 30, 1999            June 30, 1998
                             ------------------------ ------------------------
                                                      Numerator/
                                                       pro forma  Denominator/
                             Numerator/  Denominator/     net      pro forma
                             net income     shares      income       shares
                             ----------- ------------ ----------- ------------
Shares and income used in
 basic calculations......... $50,194,764 110,916,677  $11,660,413  85,603,272
Effect of dilutive stock
 options....................         --    5,251,166          --          --
                             ----------- -----------  -----------  ----------
Shares and income used in
 diluted calculations....... $50,194,764 116,167,843  $11,660,413  85,603,272
                             =========== ===========  ===========  ==========
  Basic earnings per share..             $      0.45               $     0.14
                                         ===========               ==========
  Diluted earnings per
   share....................             $      0.43               $     0.14
                                         ===========               ==========
                                Six months ended         Six months ended
                                  June 30, 1999            June 30, 1998
                             ------------------------ ------------------------
                                                      Numerator/
                                                       pro forma  Denominator/
                             Numerator/  Denominator/     net      pro forma
                             net income     shares      income       shares
                             ----------- ------------ ----------- ------------
Shares and income used in
 basic calculations......... $87,601,639 109,269,227  $20,087,125  85,603,272
Effect of dilutive stock
 options....................         --    4,873,141          --          --
                             ----------- -----------  -----------  ----------
Shares and income used in
 diluted calculations....... $87,601,639 114,142,368  $20,087,125  85,603,272
                             =========== ===========  ===========  ==========
  Basic earnings per share..             $      0.80               $     0.23
                                         ===========               ==========
  Diluted earnings per
   share....................             $      0.77               $     0.23
                                         ===========               ==========

  Pro forma shares outstanding for the three and six months periods ended June 30, 1998 have been determined as if the Reorganization described in Note 2 occurred as of January 1, 1998.

6. Net Capital Requirements

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

  At June 30, 1999, Knight had net capital of $138,693,570, which was $134,608,232 in excess of its required net capital of $4,085,338 and Trimark had net capital of $34,817,295 which was $33,500,430 in excess of its required net capital of $1,316,865.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1998 included within our report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document.

  We are the leading market maker in Nasdaq securities, other OTC equity securities, and NYSE- and AMEX-listed equity securities in the Third Market. Through our wholly-owned subsidiary, Knight, we make markets in over 7,100 equity securities in Nasdaq and on the NASD's OTC Bulletin Board. Through our wholly-owned subsidiary, Trimark, we make markets in all NYSE- and AMEX-listed equity securities in the Third Market.

  Knight commenced Nasdaq and OTC securities market-making operations on July 24, 1995. Based on rankings published by The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by broker-dealer market makers, Knight was ranked first in AutEx's Nasdaq/OTC Securities rankings, with a 17.49% market share during June 1999. Knight's share volume totaled 17.1 billion and 7.0 billion, or 80.4% and 73.9% of our total share volume, for the three months ended June 30, 1999, and 1998, respectively. Trimark has held the #1 market share ranking in trading of NYSE- and AMEX-listed securities in the Third Market for over three years. Trimark's share volume totaled 4.2 billion and 2.5 billion, or 19.6% and 26.1% of our total share volume for the three months ended June 30, 1999 and 1998, respectively.

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

 Revenues

  Our revenues consist principally of net trading revenue from market-making activities. To date, we have only traded equity securities, and have never traded in options, futures, forwards, swaps or other derivative instruments. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in trade and share volumes from customers, our ability to derive trading gains by taking proprietary positions primarily to facilitate customer transactions, changes in our execution standards and by regulatory changes and evolving industry customs and practices. Our net trading revenue per trade for OTC securities has historically exceeded the net trading revenue per trade for listed securities.

  We continue to focus on increasing our sales to institutional customers. OTC securities transactions with institutional customers are executed as principal, and all related profits and losses are included within net trading revenue. Listed securities transactions with institutional customers are executed on an agency basis, for which we earn commissions on a per share basis. We also receive fees for providing certain information to market data providers. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities.

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

  Employee compensation and benefits expense primarily consists of salaries and wages paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Profitability based compensation represented 88% and 76% of total employee compensation and benefits expense for the three months ended June 30, 1999 and 1998, respectively, and 87% and 75% of total employee compensation and benefits expense for the six months ended June 30, 1999 and 1998, respectively. We have grown from 398 employees at June 30, 1998 to 552 employees as of June 30, 1999. Approximately 80% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including related payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the costs we allocate to employees engaged in market making and sales activities.

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

Results of Operations

Three Months Ended June 30, 1999 and 1998

 Revenues

  Net trading revenue increased 169.8% to $216.4 million for the three months ended June 30, 1999, from $80.2 million for the comparable period in 1998. This increase was primarily due to higher trading volume and increased average revenue per trade and per share. Total trade volume increased 137.9% to 21.4 million trades for the three months ended June 30, 1999, from 9.0 million trades for the comparable period in 1998. Total share volume increased 125.0% to 21.3 billion shares traded for the three months ended June 30, 1999, from
9.5 billion shares traded for the comparable period in 1998. Average net revenue per trade increased 13.4% to $10.09 per trade and average net revenue per share increased 20.0% to $0.0102 per share for the three months ended June 30, 1999.

  Commissions and fees increased to $4.4 million for the three months ended June 30, 1999, from $90,000 for the comparable period in 1998. This increase is primarily due to higher trade and share volumes from institutional customers in listed securities and the receipt of fees for providing certain information to market data providers.

  Interest, net increased to $3.2 million for the three months ended June 30, 1999, from $297,000 for the comparable period in 1998. This increase was primarily due to larger cash balances held at banks and our clearing brokers as a result of our initial and follow-on stock offerings.

 Expenses

  Employee compensation and benefits expense increased 199.2% to $70.2 million for the three months ended June 30, 1999, from $23.5 million for the comparable period in 1998. As a percentage of net trading revenue, employee compensation and benefits expense increased to 32.4% for the three months ended June 30, 1999, from 29.2% for the comparable period in 1998. The increase on a dollar basis was primarily due to increases in gross trading profits and growth in the number of employees. The increase as a percentage of net trading revenue was primarily due to increased profitability, and decreases in both payments for order flow and execution and clearance costs as percentages of revenue. Due to increased net trading revenue and profitability, profitability based compensation increased 245% to $62.0 million for the three months ended June 30, 1999, from $17.9 million for the comparable period in 1998. The number of employees increased to 552 employees as of June 30, 1999, from 398 employees as of June 30, 1998.

  Payments for order flow increased 81.4% to $35.4 million for the three months ended June 30, 1999, from $19.5 million for the comparable period in 1998. As a percentage of net trading revenue, payments for order flow decreased to 16.3% for the three months ended June 30, 1999 from 24.3% for the comparable period in 1998. The increase in payments for order flow on a dollar basis was primarily due to a 125.0% increase in shares traded for the three months ended June 30, 1999 to 21.3 billion shares, up from 9.5 billion for the comparable period in 1998. The decrease in payments for order flow as a percentage of net trading revenue resulted from increased profitability on a per share basis and growth in our institutional business.

  Execution and clearance fees increased 95.2% to $19.8 million for the three months ended June 30, 1999, from $10.1 million for the comparable period in 1998. As a percentage of net trading revenue, execution and clearance fees decreased to 9.2% for the three months ended June 30, 1999 from 12.6% for the comparable period in 1998. The increase on a dollar basis was primarily due to a 137.9% increase in trades for the three months ended June 30, 1999, which was offset, in part, by a decrease in clearance rates charged by clearing brokers and volume discounts. The decrease in execution and clearance fees as a percentage of net trading revenue was due to the decrease in clearance rates charged by clearing brokers, volume discounts, increased average revenue per trade and growth in the volume of OTC securities transactions.

  Communications and data processing expense increased 59.3% to $4.0 million for the three months ended June 30, 1999, from $2.5 million for the comparable period in 1998. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

  Depreciation and amortization expense increased 62.0% to $2.2 million for the three months ended June 30, 1999, from $1.3 million for the comparable period in 1998. This increase was primarily due to the purchase of approximately $3.4 million of additional fixed assets and leasehold improvements during the three months ended June 30, 1999 and the amortization of goodwill related to the acquisition of the listed securities market-making businesses of Trimark and Tradetech.

  Occupancy and equipment rentals expense increased 87.3% to $2.5 million for the three months ended June 30, 1999, from $1.3 million for the comparable period in 1998. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 85,999 square feet of office space at June 30, 1999, up from 75,768 square feet of office space at June 30, 1998.

  Professional fees increased 210.6% to $2.2 million for the three months ended June 30, 1999, up from $696,000 for the comparable period in 1998. This increase was primarily due to increased consulting expenses related to our investments in technology, as well as legal fees and other professional fees.

  Business development expense increased 116.0% to $1.4 million for the three months ended June 30, 1999, from $627,000 for the comparable period in 1998. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

  Interest on Preferred Units was zero for the three months ended June 30, 1999, and $262,000 for the comparable period in 1998. This decrease is due to our redemption of all of the remaining Preferred A and B Units during 1998.

  Other expenses increased 176.8% to $832,000 for the three months ended June 30, 1999, from $301,000 for the comparable 1998 period. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business growth.

 Income Tax

  Our effective tax rate for the three months ended June 30, 1999 and pro forma effective tax rate for the three months ended June 30, 1998 differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of Trimark and a portion of business development expenses

Six Months Ended June 30, 1999 and 1998

 Revenues

  Net trading revenue increased 175.8% to $395.0 million for the six months ended June 30, 1999, from $143.2 million for the comparable period in 1998. This increase was primarily due to higher trading volume and increased average revenue per trade and per share. Total trade volume increased 142.0% to 40.1 million trades for the six months ended June 30, 1999, from 16.6 million trades for the comparable period in 1998. Total share volume increased 120.7% to 37.3 billion shares traded for the six months ended June 30, 1999, from
16.9 billion shares traded for the comparable period in 1998. Average net revenue per trade increased 13.9% to $9.84 per trade and average net revenue per share increased 24.7% to $0.0106 per share for the six months ended June 30, 1999.

  Commissions and fees increased to $7.0 million for the six months ended June 30, 1999, from $114,000 for the comparable period in 1998. This increase is primarily due to higher trade and share volumes from institutional customers in listed securities and the receipt of fees for providing certain information to market data providers.

  Interest, net increased to $4.8 million for the six months ended June 30, 1999, from $811,000 for the comparable period in 1998. This increase was primarily due to larger cash balances held at banks and our clearing brokers as a result of our initial and follow-on stock offerings, which was offset in part by increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

 Expenses

  Employee compensation and benefits expense increased 220.2% to $127.5 million for the six months ended June 30, 1999, from $39.8 million for the comparable period in 1998. As a percentage of net trading revenue, employee compensation and benefits expense increased to 32.3% for the six months ended June 30, 1999, from 27.8% for the comparable period in 1998. The increase on a dollar basis was primarily due to increases in gross trading profits and growth in the number of employees. The increase as a percentage of net trading revenue was primarily due to increased profitability, and decreases in both payments for order flow and execution and clearance costs as percentages of revenue. Due to increased net trading revenue and profitability, profitability based compensation increased 274% to $111.3 million for the six months ended June 30, 1999, from $29.7 million for the comparable period in 1998. The number of employees increased to 552 employees as of June 30, 1999, from 398 employees as of June 30, 1998.

  Payments for order flow increased 89.6% to $67.8 million for the six months ended June 30, 1999, from $35.7 million for the comparable period in 1998. As a percentage of net trading revenue, payments for order flow decreased to 17.2% for the six months ended June 30, 1999 from 25.0% for the comparable period in 1998. The increase in payments for order flow on a dollar basis was primarily due to a 120.7% increase in shares traded for the six months ended June 30, 1999 to 37.3 billion shares, up from 16.9 billion for the comparable period in 1998. The decrease in payments for order flow as a percentage of net trading revenue resulted from increased profitability on a per share basis and growth in our institutional business.

  Execution and clearance fees increased 85.4% to $37.8 million for the six months ended June 30, 1999, from $20.4 million for the comparable period in 1998. As a percentage of net trading revenue, execution and clearance fees decreased to 9.6% for the six months ended June 30, 1999 from 14.2% for the comparable period in 1998. The increase on a dollar basis was primarily due to a 142.0% increase in trades for the six months ended June 30, 1999, which was offset, in part, by a decrease in clearance rates charged by clearing brokers and volume discounts. The decrease in execution and clearance fees as a percentage of net trading revenue was due to the decrease in clearance rates charged by clearing brokers, volume discounts, increased average revenue per trade and growth in the volume of OTC securities transactions.

  Communications and data processing expense increased 69.7% to $7.9 million for the six months ended June 30, 1999, from $4.7 million for the comparable period in 1998. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

  Depreciation and amortization expense increased 56.6% to $4.1 million for the six months ended June 30, 1999, from $2.6 million for the comparable period in 1998. This increase was primarily due to the purchase of approximately $4.3 million of additional fixed assets and leasehold improvements during the six months ended June 30, 1999 and the amortization of goodwill related to the acquisition of the listed securities market-making businesses of Trimark and Tradetech.

  Occupancy and equipment rentals expense increased 78.9% to $4.3 million for the six months ended June 30, 1999, from $2.4 million for the comparable period in 1998. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 85,999 square feet of office space at June 30, 1999, up from 75,768 square feet of office space at June 30, 1998.

  Professional fees increased 238.6% to $3.2 million for the six months ended June 30, 1999, up from $951,000 for the comparable period in 1998. This increase was primarily due to increased consulting expenses related to our investments in technology, as well as legal fees and other professional fees.

  Business development expense increased 99.0% to $2.0 million for the six months ended June 30, 1999, from $1.0 million for the comparable period in 1998. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

  Interest on Preferred Units was zero for the six months ended June 30, 1999, and $678,000 for the comparable period in 1998. This decrease is due to our redemption of all of the remaining Preferred A and B Units during 1998.

  Other expenses increased 184.8% to $1.7 million for the six months ended June 30, 1999, from $583,000 for the comparable 1998 period. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business growth.

 Income Tax

  Our effective tax rate for the six months ended June 30, 1999 and pro forma effective tax rate for the six months ended June 30, 1998 differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of Trimark and a portion of business development expenses

Liquidity and Capital Resources

  Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of June 30, 1999, we had $651.6 million in assets, 93% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, net of amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities which trade in Nasdaq and on the NYSE and AMEX markets.

  Net income plus depreciation and amortization was $52.4 million and $13.0 million during the three months ended June 30, 1999 and 1998, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $2.2 million and $1.3 million during the three months ended June 30, 1999 and 1998, respectively. Capital expenditures were $3.4 million and $3.5 million for the three months ended June 30, 1999 and 1998, respectively, primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. Additionally, we made cash payments of $2.3 million for the three months ended June 30, 1999 in connection with our acquisitions of the listed securities market-making businesses of Trimark in 1995 and Tradetech in 1997. We anticipate that we will meet our 1999 capital expenditure needs out of operating cash flows.

  As registered broker-dealers and market makers, Knight and Trimark are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 ($4.1 million and $1.3 million, respectively as of June 30, 1999). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including Knight and Trimark, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At June 30, 1999, Knight had net capital of $138.7 million, which was $134.6 million in excess of its required net capital of $4.1 million and Trimark had net capital of $34.8 million, which was $33.5 million in excess of its required net capital of $1.3 million.

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

  In April 1999, the Company's Board of Directors approved a two-for-one stock split of the Company's Class A and Class B Common Stock. Shareholders of record as of the close of business on April 30, 1999 received, in the form of a stock dividend, one additional share for each share held by them. On May 14, 1999, the transfer agent distributed the additional shares.

Recent Developments

  On October 8, 1998, our Board of Directors approved a program to repurchase, over a period of up to eighteen months, up to 3 million shares of our outstanding Class A common stock up to a total aggregate amount not to exceed $20 million. On July 21, 1999, our Board of Directors cancelled the repurchase program. We did not repurchase any shares under this program.

  On July 28, 1999, the Company purchased an 18.92% interest in EASDAQ (the European Association of Securities Dealers Automated Quotations) for approximately $8.2 million. EASDAQ is a pan-European stock market for international growth and technology companies.

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

  State of Readiness. We have made an assessment of the Year 2000 readiness of our trading-related, communications and data processing systems. Our readiness plan consists of: (1) quality assurance testing of our main trading-related systems including all customer interfaces and links to exchanges and utilities; (2) contacting third-party vendors and licensors of material hardware, software and services that relate directly and indirectly to the main trading systems; (3) contacting vendors of critical non-trading related communications and data processing systems; (4) contacting our clearing brokers; (5) assessment of repair or replacement requirements; (6) repair or replacement; (7) implementation; and (8) creation of contingency plans for possible Year 2000 failures. Additionally, we participated in the Securities Industry Association "streetwide" testing in March 1999. We believe that our main trading-related systems are currently Year 2000 compliant. We have required vendors of material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance. We have recently received certification from all mission-critical vendors of information equipment. We have also completed testing of all internal trading systems and the majority of our trading interfaces, and expect to complete testing of all trading interfaces by the end of the third quarter of 1999.

  Costs. To date, we have incurred approximately $475,000 in costs in connection with identifying and evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we estimate that the total cost of the Year 2000 project to be approximately $550,000.

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

  Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and are in the process of finalizing a contingency plan. The results of our Securities Industry Association testing and the responses received from third-party vendors, service providers and customers will be taken into account in determining the nature and extent of any contingency plans.

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

  In the normal course of our market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at June 30, 1999 was $201.8 million in long positions and $219.3 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $1.7 million gain as of June 30, 1999 due to the offset of losses in long positions with gains in short positions.

  For working capital purposes, we invest in money market funds or maintain interest bearing balances in our trading accounts with clearing brokers, which are classified as cash equivalents and receivable from clearing brokers, respectively, in the Consolidated Statements of Financial Condition. These amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Since its inception, neither Knight/Trimark nor any of its subsidiaries has traded or otherwise transacted in derivatives.

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

  None.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company held its Annual Meeting of Shareholders on May 19, 1999 for the purposes of electing its Board of Directors and ratifying the appointment of its independent auditors. The Board of Directors consists of a total of fifteen persons who are elected by the holders of the Company's Class A Common Stock. The fifteen persons were nominated by the Board of Directors to serve as directors for terms of one year. The following sets forth the results of the election of Directors:

                                 DIRECTORS

                                                   For       %    Withheld  %
                  Name of Nominee               ---------- -----  -------- ----
     Steven L. Steinman........................ 43,472,718 99.58% 182,746  0.42%
     Kenneth D. Pasternak...................... 43,473,168 99.58% 182,296  0.42%
     Walter F. Raquet.......................... 43,473,418 99.58% 182,046  0.42%
     Robert I. Turner.......................... 43,473,435 99.58% 182,029  0.42%
     Robert M. Lazarowitz...................... 43,473,218 99.58% 182,246  0.42%
     Anthony M. Sanfilippo..................... 43,473,468 99.58% 181,996  0.42%
     Martin Averbuch........................... 43,473,243 99.58% 182,221  0.42%
     Charles V. Doherty........................ 43,553,718 99.77% 101,746  0.23%
     Gene L. Finn.............................. 43,553,515 99.77% 101,949  0.23%
     Gary R. Griffith.......................... 43,554,218 99.77% 101,246  0.23%
     Bruce R. McMaken.......................... 43,467,556 99.57% 187,908  0.43%
     J. Joe Ricketts........................... 43,471,828 99.58% 183,636  0.42%
     Rodger O. Riney........................... 43,474,018 99.58% 181,446  0.42%
     V. Eric Roach............................. 43,467,567 99.57% 187,897  0.43%
     Charles A. Zabatta........................ 43,553,443 99.77% 102,021  0.23%


  No proxies were solicited from the holders of the Class B Common Stock since such shares are not publicly traded and do not have voting rights. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

  The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 1999 was approved by the Shareholders with 43,631,034 votes FOR (99.95%), 12,015 votes AGAINST, and 12,415 votes ABSTAINED OR BROKER NON-VOTES.

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


Date: August 11, 1999