Form 10-Q
period 1999-09-30
KNIGHT TRIMARK GROUP INC
filed 1999-11-12
CIK 1060749

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  At November 11, 1999 the number of shares outstanding of the registrant's Class A common stock was 111,434,649 and there were no shares outstanding of the registrant's Class B common stock.

================================================================================

                           KNIGHT/TRIMARK GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT
                    For the Quarter Ended September 30, 1999

                               TABLE OF CONTENTS


                                                                                                                  Page
                                                                                                                  ----
PART I FINANCIAL INFORMATION:
Item 1.      Financial Statements............................................................................     3
             Consolidated Statements of Income...............................................................     3
             Consolidated Statements of Financial Condition..................................................     4
             Consolidated Statements of Cash Flows...........................................................     5
             Notes to Consolidated Financial Statements......................................................     6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...........     9
Item 3.      Quantitative and Qualitative Disclosures About Market Risk......................................    17

PART II OTHER INFORMATION:

Item 1.      Legal Proceedings...............................................................................    18
Item 2.      Changes in Securities and Use of Proceeds.......................................................    18
Item 3.      Defaults Upon Senior Securities.................................................................    18
Item 4.      Submission of Matters to a Vote of Security Holders.............................................    18
Item 5.      Other Information...............................................................................    18
Item 6.      Exhibits and Reports on Form 8-K................................................................    18
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           KNIGHT/TRIMARK GROUP, INC.

                       Consolidated Statements of Income
                                  (unaudited)

                                                            For the three months                For the nine months
                                                             ended September 30,                ended September 30,
                                                       ===============================     ==============================
                                                           1999              1998              1999             1998
                                                       =============     =============     =============    =============
Revenues
     Net trading revenue                               $129,434,821      $ 89,941,017      $524,423,136     $233,134,057
     Commissions and fees                                 4,721,877         1,372,247        11,687,933        1,486,701
     Interest, net                                        3,423,430         1,062,482         8,180,381        1,873,185
                                                       -------------     -------------     -------------    -------------
         Total revenues                                 137,580,128        92,375,746       544,291,450      236,493,943
                                                       -------------     -------------     -------------    -------------
Expenses
     Employee compensation and benefits                  36,969,707        28,335,434       164,428,927       68,132,238
     Payments for order flow                             31,068,700        20,351,538        98,850,716       56,097,708
     Execution and clearance fees                        19,708,859        11,984,448        57,472,143       32,358,112
     Communications and data processing                   4,829,222         2,764,860        12,777,707        7,449,224
     Business development                                 3,341,296           608,679         5,355,986        1,620,996
     Occupancy and equipment rentals                      2,669,230         1,647,143         6,959,035        4,044,607
     Depreciation and amortization                        2,416,149         1,520,842         6,549,768        4,160,269
     Professional fees                                      978,324         1,256,418         4,198,553        2,207,458
     Interest on Preferred Units                                  -            36,845                 -          714,904
     Other                                                  875,278           786,744         2,536,371        1,385,062
                                                       -------------     -------------     -------------    -------------
         Total expenses                                 102,856,765        69,292,951       359,129,206      178,170,578
                                                       -------------     -------------     -------------    -------------


Income before income taxes                               34,723,363        23,082,795       185,162,244       58,323,365
Income tax expense                                       12,880,970         9,259,200        75,718,212        9,259,200
                                                       -------------     -------------     -------------    -------------

Net income                                             $ 21,842,393      $ 13,823,595      $109,444,032     $ 49,064,165
                                                       =============     =============     =============    =============

Basic earnings per share                                     $ 0.20            $ 0.13            $ 1.00           $ 0.54
                                                       =============     =============     =============    =============
Diluted earnings per share                                   $ 0.19            $ 0.13            $ 0.95           $ 0.54
                                                       =============     =============     =============    =============

Pro forma adjustment (Notes 5 and 6):
  Income before income taxes                                             $ 23,082,795                       $ 58,323,365
  Pro forma income tax expense                                              9,925,602                         25,079,047
                                                                         -------------                      -------------
  Pro forma net income                                                   $ 13,157,193                       $ 33,244,318
                                                                         =============                      =============

  Pro forma basic earnings per share                                           $ 0.13                             $ 0.36
                                                                         =============                      =============
  Pro forma diluted earnings per share                                         $ 0.13                             $ 0.36
                                                                         =============                      =============


Shares used in basic earnings per share calculation     111,203,800       102,565,439       109,921,171       91,319,460
                                                       =============     =============     =============    =============
Shares used in diluted earnings per share calculation   116,350,861       102,565,439       114,843,985       91,319,460
                                                       =============     =============     =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                 Consolidated Statements of Financial Condition


                                                                                   September 30,                    December 31,
                                                                                      1999                             1998
                                                                                   (unaudited)
Assets
Cash and cash equivalents                                                $            265,298,079         $          117,381,556
Securities owned, at market value                                                     100,822,606                    100,476,151
Receivable from clearing brokers                                                      107,738,486                    107,503,274
Fixed assets and leasehold improvements at cost,
 less accumulated depreciation                                                         15,272,283                     12,014,991
Goodwill, less accumulated amortization                                                17,695,978                     16,036,859
Income taxes receivable                                                                 4,902,306                            -
Investments                                                                            11,672,934                      1,913,000
Other assets                                                                           10,752,127                      3,534,544
                                                                         ------------------------         -----------------------

    Total assets                                                         $            534,154,799         $          358,860,375
                                                                         ========================         =======================

Liabilities and Stockholders' Equity
Liabilities
    Securities sold, not yet purchased, at market value                  $             86,789,389         $          108,909,217
    Short-term borrowings                                                                     -                       10,000,000
    Accrued compensation expense                                                       21,442,851                     16,529,004
    Accrued execution and clearance fees                                                7,947,576                      6,898,095
    Accrued payments for order flow                                                     8,862,301                      8,672,668
    Accounts payable, accrued expenses and other liabilities                            9,110,418                      5,445,112
    Income taxes payable                                                                      -                        2,285,620
                                                                         ------------------------         -----------------------
      Total liabilities                                                               134,152,535                    158,739,716
                                                                         ------------------------         -----------------------


Stockholders' equity
    Class A Common Stock, $0.01 par value, 200,000,000 shares authorized;
      111,334,154 and 98,124,368 shares issued and outstanding at
      September 30, 1999 and December 31, 1998, respectively                            1,113,342                        981,244
    Class B Common Stock, $0.01 par value, 20,000,000 shares authorized;
      7,885,396 shares issued and outstanding at
      December 31, 1998                                                                       -                           78,854
    Additional paid-in capital                                                        259,634,209                    169,249,880
    Retained earnings                                                                 139,254,713                     29,810,681
                                                                         ------------------------         -----------------------
        Total stockholders' equity                                                    400,002,264                    200,120,659
                                                                         ------------------------         -----------------------

        Total liabilities and stockholders' equity                       $            534,154,799         $          358,860,375
                                                                         ========================         =======================

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                          For the nine months ended September 30,
                                                                   -----------------------------------------------------
                                                                             1999                        1998
                                                                   -------------------------   -------------------------

Cash flows from operating activities
Net income                                                          $           109,444,032     $            49,064,165
Adjustments to reconcile net income to net cash
      provided by operating activities
Noncash item included in net income
      Depreciation and amortization                                               6,549,768                   4,160,269
(Increase) decrease in operating assets
      Securities owned                                                             (346,455)                  6,720,722
      Receivable from clearing brokers                                             (235,212)                (35,487,435)
      Income taxes receivable                                                    (4,902,306)                        -
      Other assets                                                               (7,217,582)                 (1,340,827)
Increase (decrease) in operating liabilities
      Securities sold, not yet purchased                                        (22,119,828)                 23,719,612
      Accrued compensation expense                                                4,913,847                   8,794,336
      Accrued execution and clearance fees                                        1,049,481                     428,977
      Accrued payments for order flow                                               189,633                   1,217,625
      Accounts payable, accrued expenses and other liabilities                    3,665,306                   2,601,141
      Income taxes payable                                                       (2,285,620)                  9,238,200
                                                                   -------------------------   -------------------------
          Net cash provided by operating activities                              88,705,064                  69,116,785
                                                                   -------------------------   -------------------------


Cash flows from investing activities
      Investments                                                                (9,759,934)                   (410,000)
      Payment of contingent consideration                                        (4,140,977)                 (2,886,048)
      Purchases of fixed assets and leasehold improvements                       (7,325,202)                 (7,270,528)
                                                                   -------------------------   -------------------------
      Net cash used in investing activities                                     (21,226,113)                (10,566,576)
                                                                   -------------------------   -------------------------

Cash flows from financing activities
      Repayment of short-term loan                                              (10,000,000)                   (500,000)
      Increase in short-term loan                                                         -                  25,000,000
      Net proceeds from issuance of common stock                                 80,219,537                 136,811,757
      Stock options exercised                                                     3,443,388                        -
      Income tax credit - stock options                                           6,774,647                        -
      Redemptions of Manditorily Redeemable Preferred A Units                             -                 (12,483,610)
      Redemptions of Manditorily Redeemable Preferred B Units                             -                 (15,000,000)
      Distributions on Common Units                                                       -                 (65,670,909)
                                                                   -------------------------   -------------------------
      Net cash provided by financing activities                                  80,437,572                  68,157,238
                                                                   -------------------------   -------------------------

Increase in cash and cash equivalents                                           147,916,523                 126,707,447
Cash and cash equivalents at beginning of period                                117,381,556                  13,797,198
                                                                   -------------------------   -------------------------
Cash and cash equivalents at end of period                                    $ 265,298,079     $           140,504,645
                                                                   =========================   =========================

Supplemental disclosure of cash flow information:
      Cash paid for interest                                        $               945,300     $             1,712,796
                                                                   =========================   =========================

      Cash paid for income taxes                                    $            84,014,615     $                   -
                                                                   =========================   =========================


  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                  (Unaudited)

1. Organization and Description of the Business

  Knight/Trimark Group, Inc. (''Knight/Trimark'') was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C. (''Roundtable'') (hereafter, references to the ''Company'' refer to Knight/Trimark or Roundtable, as appropriate) and to own and operate the securities market-making businesses of its wholly-owned subsidiaries, Knight Securities, Inc. (''Knight'') and Trimark Securities, Inc. (''Trimark''). As part of an internal restructuring in July 1999 Knight Securities, Inc. became Knight Securities, L.P.

  The Company operates in one segment and line of business--equity securities market-making. Knight operates as a market maker in over-the-counter equity securities (''OTC securities''), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board. Trimark operates as a market maker in the over-the-counter market for equity securities that are listed on the New York and American Stock Exchanges (''listed securities''). Knight and Trimark are registered as broker-dealers with the Securities and Exchange Commission (''SEC'') and are members of the National Association of Securities Dealers, Inc. (''NASD'').

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


2. Reorganization, Public Stock Offerings and Stock Split

  Concurrent with the closing of the initial public offering of the Company's Common Stock on July 13, 1998, based on the initial public offering price of $7.25 per share, all of the member interests of Roundtable were exchanged for 73,324,830 shares of Class A Common Stock of the Company and 7,885,396 shares of nonvoting Class B Common Stock of the Company (the ''Reorganization'').

  The initial public offering of 23,000,000 shares of Class A Stock included 20,376,492 newly-issued shares and 2,623,508 shares from a selling shareholder. Proceeds received by the Company from the initial public offering, net of the applicable underwriting discounts and commissions and offering expenses, were approximately $136.5 million.

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

  On October 8, 1998, the Company's Board of Directors approved a program to repurchase, over a period of up to eighteen months, up to 3 million shares of outstanding Class A common stock up to a total aggregate amount not to exceed $20 million. On July 21, 1999, the Board of Directors cancelled the repurchase program. The Company did not repurchase any shares under this program.


3.  Investments

   Investments consist of strategic ownership interests in privately held corporations and limited partnerships. Investments in common stock which represent a 20% or more ownership interest in the corporation, as well as interests in limited partnerships, are accounted for under the equity method. All other investments are carried at cost, adjusted only for permanent declines in value. The largest component of Investments is an 18.92% interest in EASDAQ (the European Association of Securities Dealers Automated Quotations) which the Company purchased on July 28, 1999 for approximately $8.2 million. EASDAQ is a pan-European stock market for international growth and technology companies. The Company subsequently made an additional investment of approximately $940,000 in EASDAQ on October 21, 1999, bringing its total ownership interest to approximately 19.49%.


4.  Related Party Transactions and Significant Customers

  Before the Reorganization and initial public offering, Roundtable was owned by a consortium of 31 independent securities firms and investors (the ''Broker Dealer Owners''). Under Roundtable's limited liability company agreement, the Broker Dealer Owners, who were considered affiliated companies, shared in Roundtable's profits in proportion to their equity interests and the quantity of order flow they directed to the Company. After the initial public offering, this profit sharing practice was discontinued and, while some of the Broker Dealer Owners still own common stock in the Company, these Broker Dealer Owners do not receive any special inducement to provide the Company with order flow.

  Subsequent to the initial public offering, the Company considers affiliates to be holders of 5% or more of the Company's outstanding common stock (''Affiliates''). For the three months ended September 30, 1999 there were 2 Broker Dealer Owners who were considered Affiliates of the Company. As measured in share volume, each Affiliate represented 10.3% and 11.8%, respectively, of the Company's order flow for the three months ended September 30, 1999, and 11.1% and 12.1%, respectively, of the Company's order flow for the nine months ended September 30, 1999. On September 29, 1999, one of these Affiliates sold a significant portion of its remaining outstanding shares of the Company's common stock and will no longer be considered an Affiliate of the Company for financial reporting purposes.

  Included within payments for order flow on the Consolidated Statements of Income for the three and nine month periods ended September 30, 1999 is $10,429,032 and $34,390,251, respectively, related to Affiliates. Additionally, included within payments for order flow on the Consolidated Statements of Income for the three and nine month periods ended September 30, 1998 is $5,233,909 and $15,701,583, respectively, related to Affiliates. Included within accrued payments for order flow on the Consolidated Statement of Financial Condition as of September 30, 1999 is $3,091,305 related to Affiliates.

  Trimark clears its securities transactions through an Affiliate. Knight clears its securities transactions through an unaffiliated clearing broker. Included within execution and clearance fees on the Consolidated Statement of Income for the three and nine month periods ended September 30, 1999 is $7,198,421 and $24,083,851, respectively, related to this Affiliate. Additionally, included within execution and clearance fees on the Consolidated Statement of Income for the three and nine month periods ended September 30, 1998 is $5,233,909 and $15,701,583 related to this Affiliate. Included within accrued execution and clearance fees on the Consolidated Statement of Financial Condition as of September 30, 1999 is $2,468,927 related to this Affiliate.

  One customer not considered an Affiliate provided 9.8% and 10.7% of the Company's order flow for the three and nine month periods ended September 30, 1999, respectively.

5. Income Taxes

  The Company and its subsidiaries file a consolidated federal income tax return. Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. Subsequent to the Reorganization, the Company is subject to federal income taxes and state income taxes in New York, New Jersey and other states.

  Pro forma income represents net income adjusted to reflect pro forma income taxes as if the Company was a C Corporation for the three and nine month periods ended September 30, 1998.


6. Earnings per Share

  Basic earnings per share has been calculated by dividing net income by the sum of the weighted average shares of Class A Common Stock and Class B Common Stock outstanding during each respective period. The diluted earnings per share calculation includes the effect of dilutive stock options, as calculated under the treasury stock method. All shares of Class B Common Stock, which are non-voting, were held by a single shareholder. Except for voting rights, the Class B Common Stock has identical rights and rewards as the Class A Common Stock and must be automatically converted to Class A Common Stock in the event of a sale or a transfer by the current owner. All outstanding shares of Class B Common Stock were sold by their holder on September 29, 1999 and were automatically converted into shares of Class A Common Stock.

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                     Three months ended September 30, 1999     Three months ended September 30, 1998
                                                    -------------------------------------      -------------------------------------
                                                      Numerator /                              Numerator /             Denominator /
                                                         net                  Denominator /     pro forma                pro forma
                                                        income                   shares          income                   shares
                                                    -------------------------------------      -------------------------------------

Shares and income used in basic calculations        $ 21,842,393                111,203,800     $ 13,157,193             102,565,439
Effect of dilutive stock options                               -                  5,147,061               -                       -
                                                    ---------------------------------------    -------------------------------------

Shares and income used in diluted calculations      $ 21,842,393                116,350,861     $ 13,157,193             102,565,439
                                                    ========================================    ====================================


    Basic earnings per share                                          $                0.20                     $               0.13
                                                                      ======================                     ===================
    Diluted earnings per share                                        $                0.19                     $               0.13
                                                                      ======================                     ===================


                                                     Nine months ended September 30, 1999      Nine months ended September 30, 1998
                                                     ---------------------------------------   -------------------------------------
                                                       Numerator /                              Numerator /            Denominator /
                                                        net                    Denominator /     pro forma              pro forma
                                                       income                     shares           income                 shares
                                                     ---------------------------------------    ------------------------------------

Shares and income used in basic calculations         $ 109,444,032               109,921,171    $ 33,244,318              91,319,460
Effect of dilutive stock options                               -                   4,922,814             -                       -
                                                     ---------------------------------------     -----------------------------------


Shares and income used in diluted calculations       $ 109,444,032               114,843,985    $ 33,244,318              91,319,460
                                                    ========================================    ====================================

    Basic earnings per share                                          $                 1.00                     $              0.36
                                                                      ======================                     ===================

    Diluted earnings per share                                        $                 0.95                     $              0.36
                                                                      ======================                     ===================

  Pro forma shares outstanding for the three and nine months periods ended September 30, 1998 have been determined as if the Reorganization described in
Note 2 occurred as of January 1, 1998.

7. Net Capital Requirements

  As registered broker-dealers and NASD member firms, Knight and Trimark are subject to the SEC's Uniform Net Capital Rule (the ''Rule'') which requires the maintenance of minimum net capital. Knight and Trimark have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1.0 million or 6 2/3 % of aggregate indebtedness, as defined.

  At September 30, 1999, Knight had net capital of $190,171,967, which was $188,046,353 in excess of its required net capital of $2,125,614 and Trimark had net capital of $36,407,054 which was $35,407,054 in excess of its required net capital of $1 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our audited financial statements as of December 31, 1998 included within our report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document.

  We are the leading market maker in Nasdaq securities, other OTC equity securities, and NYSE- and AMEX-listed equity securities in the Third Market. Through our wholly-owned subsidiary, Knight, we make markets in over 7,300 equity securities in Nasdaq and on the NASD's OTC Bulletin Board. Through our wholly-owned subsidiary, Trimark, we make markets in all NYSE- and AMEX-listed equity securities in the Third Market.

  Knight commenced Nasdaq and OTC securities market-making operations on July 24, 1995. Based on rankings published by The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by broker-dealer market makers, Knight was ranked first in AutEx's Nasdaq/OTC Securities rankings, with a 14.55% market share during September 1999. Knight's share volume totaled 14.0 billion and 6.7 billion, or 78% and 71% of our total share volume, for the three months ended September 30, 1999, and 1998, respectively. Trimark has held the #1 market share ranking in trading of NYSE- and AMEX-listed securities in the Third Market for over three years. Trimark's share volume totaled 3.8 billion and 2.8 billion, or 22% and 29% of our total share volume for the three months ended September 30, 1999 and 1998, respectively.

  We have experienced and expect to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, volatility in the securities markets, our ability to manage personnel, overhead and other expenses, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow, clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions and general economic conditions. If demand for our market making services declines and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced, and may experience in the future, significant seasonality in our business.

  Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to sustain the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to sustain our profitability on a quarterly basis.


 Revenues

  Our revenues consist principally of net trading revenue from equity securities market-making activities. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in trade and share volumes from customers, our ability to derive trading gains by taking proprietary positions primarily to facilitate customer transactions, changes in our execution standards and by regulatory changes and evolving industry customs and practices. Our net trading revenue per trade for OTC securities has historically exceeded the net trading revenue per trade for listed securities.

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


 Expenses

  Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. Substantial portions of each expense are variable in nature. Employee compensation and benefits expense, which is largely profitability based, fluctuates, for the most part, based on changes in net trading revenue and our profitability. Payments for order flow fluctuate based on share volume, the mix of market orders and limit orders and the mix of orders received from broker-dealers compared to other institutional customers. Execution and clearance fees fluctuate primarily based on changes in trade and share volume, the mix of trades of OTC securities compared to listed securities and the clearance fees charged by clearing brokers.

  Employee compensation and benefits expense primarily consists of salaries paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Approximately 77% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses, including related payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the costs we allocate to employees engaged in market making and sales activities.

  Payments for order flow represent customary payments to broker-dealers, in the normal course of business, for directing their order flow to us. We only pay broker-dealers for orders that provide us with a profit opportunity. For example, we make payments on market orders, but do not pay on limit orders.

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

  Business development expense primarily consists of marketing expenses, including promotion and advertising costs and travel and entertainment.

  Interest on Preferred Units represents required interest payments on our Mandatorily Redeemable Preferred A and B Units at a rate approximating the Federal Funds rate. All Preferred Units were redeemed during 1998.

  Other expenses primarily consist of administrative expenses and other operating costs incurred in connection with our business growth, as well as director fees.


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


Results of Operations

Three Months Ended September 30, 1999 and 1998

 Revenues

  Net trading revenue increased 43.9% to $129.4 million for the three months ended September 30, 1999, from $89.9 million for the comparable period in 1998. This increase was primarily due to higher trading volume, partially offset by decreased average revenue per trade and per share. Total trade volume increased 94.5% to 20.4 million trades for the three months ended September 30, 1999, from
10.5 million trades for the comparable period in 1998. Total share volume increased 87.9% to 17.8 billion shares traded for the three months ended September 30, 1999, from 9.5 billion shares traded for the comparable period in 1998.

  Commissions and fees increased to $4.7 million for the three months ended September 30, 1999, from $1.4 million for the comparable period in 1998. This increase is primarily due to higher trade and share volumes from institutional customers in listed securities and the receipt of fees in 1999 for providing certain information to market data providers.

  Interest, net increased to $3.4 million for the three months ended September 30, 1999, from $1.1 million for the comparable period in 1998. This increase was primarily due to larger cash balances held at banks and our clearing brokers as a result of our initial and follow-on stock offerings, which was offset in part by increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.


 Expenses

  Employee compensation and benefits expense increased 30.5% to $37.0 million for the three months ended September 30, 1999, from $28.3 million for the comparable period in 1998. As a percentage of net trading revenue, employee compensation and benefits expense decreased to 28.6% for the three months ended September 30, 1999, from 31.5% for the comparable period in 1998. The increase on a dollar basis was primarily due to increased gross trading profits and growth in the number of employees. The decrease as a percentage of net trading revenue was primarily due to reductions in our market maker compensation formula. Due to increased net trading revenue, profitability based compensation increased 31.2% to $27.8 million for the three months ended September 30, 1999, from $21.2 million for the comparable period in 1998, and represented 75.3% and 74.9% of total employee compensation and benefits expense for the three months ended September 30, 1999 and 1998, respectively. The number of employees increased to 587 employees as of September 30, 1999, from 428 employees as of September 30, 1998.

  Payments for order flow increased 52.7% to $31.1 million for the three months ended September 30, 1999, from $20.4 million for the comparable period in 1998. As a percentage of net trading revenue, payments for order flow increased to 24.0% for the three months ended September 30, 1999 from 22.6% for the comparable period in 1998. The increase in payments for order flow on a dollar basis was primarily due to an 87.9% increase in shares traded for the three months ended September 30, 1999 to 17.8 billion shares, up from 9.5 billion for the comparable period in 1998, partially offset by a decrease in our average revenue per share. The increase in payments for order flow as a percentage of net trading revenue was primarily due to a decrease in our average revenue per share.

  Execution and clearance fees increased 64.5% to $19.7 million for the three months ended September 30, 1999, from $12.0 million for the comparable period in 1998. As a percentage of net trading revenue, execution and clearance fees increased to 15.2% for the three months ended September 30, 1999 from 13.3% for the comparable period in 1998. The increase on a dollar basis was primarily due to a 94.5% increase in trades for the three months ended September 30, 1999, which was offset, in part, by a decrease in clearance rates charged by clearing
brokers, volume discounts and a decrease in our average revenue per trade.   The
decrease in our execution and clearance fees as a percentage of net trading revenue was primarily due to a decrease in clearance rates charged by clearing brokers, volume discounts and growth in the volume of OTC securities transactions.

  Communications and data processing expense increased 74.7% to $4.8 million for the three months ended September 30, 1999, from $2.8 million for the comparable period in 1998. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

  Business development expense increased to $3.3 million for the three months ended September 30, 1999, from $609,000 for the comparable period in 1998. This increase was primarily the result of the launch of our advertising campaign and higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

  Occupancy and equipment rentals expense increased 62.1% to $2.7 million for the three months ended September 30, 1999, from $1.6 million for the comparable period in 1998. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 93,687 square feet of office space at September 30, 1999, up from 75,768 square feet of office space at September 30, 1998.

  Depreciation and amortization expense increased 58.9% to $2.4 million for the three months ended September 30, 1999, from $1.5 million for the comparable period in 1998. This increase was primarily due to the purchase of approximately $3.0 million of additional fixed assets and leasehold improvements during the three months ended September 30, 1999 and the amortization of goodwill related to the acquisition of the listed securities market-making businesses of Trimark and Tradetech.

  Professional fees decreased 22.1% to $978,000 for the three months ended September 30, 1999, down from $1.3 million for the comparable period in 1998. This decrease was primarily due to increased consulting expenses in 1998 related to our establishment of an institutional sales office in London.

  Interest on Preferred Units was zero for the three months ended September 30, 1999, and $37,000 for the comparable period in 1998. This decrease is due to our redemption of all of the remaining Preferred A and B Units during the third quarter of 1998.

  Other expenses increased 11.3% to $875,000 for the three months ended September 30, 1999, from $787,000 for the comparable 1998 period. This was primarily the result of increased operating costs in connection with our overall business growth.


 Income Tax

  Our effective tax rate for the three months ended September 30, 1999 and pro forma effective tax rate for the three months ended September 30, 1998 differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of Trimark and a portion of business development expenses. Our effective tax rate declined to 37% for the three months ended September 30, 1999 due to lower state and local income taxes.


Nine Months Ended September 30, 1999 and 1998

 Revenues

  Net trading revenue increased 124.9% to $524.4 million for the nine months ended September 30, 1999, from $233.1 million for the comparable period in 1998. This increase was primarily due to higher trading volume and increased average revenue per trade and per share. Total trade volume increased 123.6% to 60.6 million trades for the nine months ended September 30, 1999, from 27.1 million trades for the comparable period in 1998. Total share volume increased 108.9% to
55.1 billion shares traded for the nine months ended September 30, 1999, from
26.4 billion shares traded for the comparable period in 1998.

  Commissions and fees increased to $11.7 million for the nine months ended September 30, 1999, from $1.5 million for the comparable period in 1998. This increase is primarily due to higher trade and share volumes from institutional customers in listed securities and the receipt of fees in 1999 for providing certain information to market data providers.

  Interest, net increased to $8.2 million for the nine months ended September 30, 1999, from $1.9 million for the comparable period in 1998. This increase was primarily due to larger cash balances held at banks and our clearing brokers as a result of our initial and follow-on stock offerings, which was offset in part by increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.


 Expenses

  Employee compensation and benefits expense increased 141.3% to $164.4 million for the nine months ended September 30, 1999, from $68.1 million for the comparable period in 1998. As a percentage of net trading revenue, employee compensation and benefits expense increased to 31.4% for the nine months ended September 30, 1999, from 29.2% for the comparable period in 1998. The increase on a dollar basis was primarily due to increases in gross trading profits and growth in the number of employees. The increase as a percentage of net trading revenue was primarily due to increased profitability, and decreases in payments for order flow as a percentage of net trading revenue which increased market maker compensation. Due to increased net trading revenue and profitability, profitability based compensation increased 173.1% to $139.1 million for the nine months ended September 30, 1999, from $50.9 million for the comparable period in 1998, and represented 84.6% and 75.1% of total employee compensation and benefits expense for the nine months ended September 30, 1999 and 1998, respectively. The number of employees increased to 587 employees as of September 30, 1999, from 428 employees as of September 30, 1998.

  Payments for order flow increased 76.2% to $98.9 million for the nine months ended September 30, 1999, from $56.1 million for the comparable period in 1998. As a percentage of net trading revenue, payments for order flow decreased to 18.8% for the nine months ended September 30, 1999 from 24.1% for the comparable period in 1998. The increase in payments for order flow on a dollar basis was primarily due to a 108.9% increase in shares traded for the nine months ended September 30, 1999 to 55.1 billion shares, up from 26.4 billion for the comparable period in 1998. The decrease in payments for order flow as a percentage of net trading revenue resulted from increased average revenue per share and growth in our institutional business.

  Execution and clearance fees increased 77.6% to $57.5 million for the nine months ended September 30, 1999, from $32.4 million for the comparable period in 1998. As a percentage of net trading revenue, execution and clearance fees decreased to 11.0% for the nine months ended September 30, 1999 from 13.9% for the comparable period in 1998. The increase on a dollar basis was primarily due to a 123.6% increase in trades for the nine months ended September 30, 1999, which was offset, in part, by a decrease in clearance rates charged by clearing brokers and volume discounts. The decrease in execution and clearance fees as a percentage of net trading revenue was due to the decrease in clearance rates charged by clearing brokers, volume discounts, increased average revenue per trade and growth in the volume of OTC securities transactions.

  Communications and data processing expense increased 71.5% to $12.8 million for the nine months ended September 30, 1999, from $7.4 million for the comparable period in 1998. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

  Business development expense increased to $5.4 million for the nine months ended September 30, 1999, from $1.6 million for the comparable period in 1998. This increase was primarily the result of the launch of our advertising campaign and higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

  Occupancy and equipment rentals expense increased 72.1% to $7.0 million for the nine months ended September 30, 1999, from $4.0 million for the comparable period in 1998. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 93,687 square feet of office space at September 30, 1999, up from 75,768 square feet of office space at September 30, 1998.

  Depreciation and amortization expense increased 57.4% to $6.5 million for the nine months ended September 30, 1999, from $4.2 million for the comparable period in 1998. This increase was primarily due to the purchase of approximately $7.3 million of additional fixed assets and leasehold improvements during the nine months ended September 30, 1999 and the amortization of goodwill related to the acquisition of the listed securities market-making businesses of Trimark and Tradetech.

  Professional fees increased 90.2% to $4.2 million for the nine months ended September 30, 1999, up from $2.2 million for the comparable period in 1998. This increase was primarily due to increased consulting expenses related to our investments in technology, as well as legal fees and other professional fees.

  Interest on Preferred Units was zero for the nine months ended September 30, 1999, and $715,000 for the comparable period in 1998. This decrease is due to our redemption of all of the remaining Preferred A and B Units during 1998.

  Other expenses increased 83.1% to $2.5 million for the nine months ended September 30, 1999, from $1.4 million for the comparable 1998 period. This was primarily the result of increased operating costs in connection with our overall business growth.

 Income Tax

  Our effective tax rate for the nine months ended September 30, 1999 and pro forma effective tax rate for the nine months ended September 30, 1998 differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of Trimark and a portion of business development expenses. Our effective tax rate declined to 41% for the nine months ended September 30, 1999 due to lower state and local income taxes.


Liquidity and Capital Resources

  Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of September 30, 1999, we had $534.2 million in assets, 89% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, net of amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets.

  Net income plus depreciation and amortization was $24.3 million and $14.7 million during the three months ended September 30, 1999 and 1998, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $2.4 million and $1.5 million during the three months ended September 30, 1999 and 1998, respectively. Capital expenditures were $3.0 million and $2.1 million for the three months ended September 30, 1999 and 1998, respectively, primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. Additionally, we made cash payments of $198,000 for the three months ended September 30, 1999 in connection with our acquisitions of the listed securities market-making businesses of Trimark in 1995 and Tradetech in 1997. We anticipate that we will meet our 1999 capital expenditure needs out of operating cash flows.

  As registered broker-dealers and market makers, Knight and Trimark are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 ($2.1 million and $1.0 million, respectively as of September 30, 1999). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including Knight and Trimark, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to their parents, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At September 30, 1999, Knight had net capital of $190.2 million, which was $188.1 million in excess of its required net capital of $2.1 million and Trimark had net capital of $36.4 million, which was $35.4 million in excess of its required net capital of $1.0 million.

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

  In April 1999, our Board of Directors approved a two-for-one stock split of our Class A and Class B Common Stock. Shareholders of record as of the close of business on April 30, 1999 received, in the form of a stock dividend, one additional share for each share held by them. On May 14, 1999, the transfer agent distributed the additional shares.

Recent Developments

  In October 1999, Knight began clearing and settling all of its securities transactions through Broadcort Capital Corp., Merrill Lynch's clearing and settlement subsidiary.

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

  State of Readiness. We have made an assessment of the Year 2000 readiness of our trading-related, communications and data processing systems. Our readiness plan consists of: (1) quality assurance testing of our main trading-related systems including all customer interfaces and links to exchanges and utilities;
(2) contacting third-party vendors and licensors of material hardware, software and services that relate directly and indirectly to the main trading systems;
(3) contacting vendors of critical non-trading related communications and data processing systems; (4) contacting our clearing brokers; (5) assessment of repair or replacement requirements; (6) repair or replacement; (7) implementation; and (8) creation of contingency plans for possible Year 2000 failures. Additionally, we participated in the Securities Industry Association ''streetwide'' testing in March 1999. We believe that our main trading-related systems are currently Year 2000 compliant. We have required vendors of material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance. We have recently received certification from all mission-critical vendors of information equipment. We have also completed testing of all internal trading systems and the majority of our trading interfaces.

  Costs. To date, we have incurred approximately $500,000 in costs in connection with identifying and evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we estimate that the total cost of the Year 2000 project to be approximately $550,000.

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

  Business Continuity Plan. We have finalized our business continuity plan and have formulated action steps to be taken in the event of a Year 2000 related failure.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility or changes in liquidity, over which we have virtually no control.

  We employ an automated proprietary trading and risk management system which provides real time, on-line risk management and inventory control. We monitor our risks by a constant review of trading positions. For each market maker, we have established a system whereby transactions are monitored by senior management as are individual and aggregate dollar and share position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and/or position summaries on a daily basis.

  In the normal course of our market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at September 30, 1999 was $100.8 million in long positions and $86.8 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $1.4 million loss as of September 30, 1999 due to the offset of losses in long positions with gains in short positions.

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

  None.


Item 5. Other Information

  None.


Item 6. Exhibits and Reports on Form 8-K

     Exhibit 10.1  Clearing Agreement between Knight Securities, L.P.
                   and Broadcort Capital Corp. (the "Knight Clearing Agreement") dated September 28, 1999.

     Exhibit 10.2 Amendment to the Knight Clearing Agreement, dated October 18, 1999.


     Exhibit 27. Financial Data Schedule.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto until duly authorized.


                          Knight/Trimark Group, Inc.


                          /s/ Robert I. Turner
                          -----------------------------

                          By: Robert I. Turner
                          Title: Director, Treasurer, Executive Vice President, and Chief Financial Officer (principal financial and accounting officer)


Date: November 11, 1999