Form 10-K
period 1999-12-31
KNIGHT TRIMARK GROUP INC
filed 2000-03-29
CIK 1060749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                   22-3689303
                    (I.R.S. Employer Identification Number)

                525 Washington Boulevard, Jersey City, NJ 07310
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (201) 222-9400

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $0.01 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $3,937,815,000 at March 28, 2000 based upon the closing price for shares of the Registrant's Class A Common Stock as reported by the National Market System of the Nasdaq Stock Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

   At March 28, 2000 the number of shares outstanding of the Registrant's Class A Common Stock was 122,155,620 and there were no shares outstanding of the Registrant's Class B Common Stock as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Definitive Proxy Statement relating to the Company's 2000 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KNIGHT/TRIMARK GROUP, INC.
                            FORM 10-K ANNUAL REPORT
                  For the Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

 PART I

 Item 1.  Business........................................................    3
 Item 2.  Properties......................................................   14
 Item 3.  Legal Proceedings...............................................   14
 Item 4.  Submission of Matters to a Vote of Security Holders.............   14

 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................   15
 Item 6.  Selected Financial Data.........................................   15
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   17
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk......   25
 Item 8.  Financial Statements and Supplementary Data.....................   28
          Supplementary Schedule I--Details of the Merger with Arbitrade
          Holdings LLC and Unaudited Condensed Combined Pro Forma
          Financial Information...........................................   46
 Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosures...........................................   52

 PART III..................................................................  52


 PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K...............................................................   52
 Exhibit Index.............................................................  52
 Signatures................................................................  53

   UNLESS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" MEAN KNIGHT/TRIMARK GROUP, INC. AND ITS SUBSIDIARIES OR ROUNDTABLE PARTNERS, L.L.C. AND ITS SUBSIDIARIES, AS APPROPRIATE. UPON THE CLOSING OF THE COMPANY'S INITIAL PUBLIC OFFERING ON JULY 13, 1998, ROUNDTABLE PARTNERS, L.L.C. BECAME A WHOLLY-OWNED SUBSIDIARY OF KNIGHT/TRIMARK GROUP, INC.

   Except for historical information contained herein, the matters discussed in this report contain certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward looking statements. Factors that may cause such differences include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; computer system failures; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.

PART I

Item 1. Business

Overview

   We are the leading market maker in Nasdaq securities and in the Third Market, which is the over-the-counter market in exchange-listed equity securities, primarily those listed on the New York Stock Exchange (NYSE) and the American Stock Exchange (AMEX). Market makers hold themselves out to execute trades by offering to buy or sell securities for their own account. We have attained our leadership position as a market maker by providing best execution services to broker-dealer and institutional customers through our proprietary trading methodology and sophisticated trading systems.

   In 1993, in the midst of significant changes in the securities industry, our founders developed a vision of the next-generation business model for market making. The business model required a focus on customer service, state-of-the-art technology and operating efficiencies resulting from high trading volumes. In 1995, our founders' vision materialized with the acquisition of Trimark Securities, Inc. (Trimark) and the establishment of Knight Securities, L.P. (Knight)--the Knight/Trimark Group. Through Knight, we make markets in approximately 7,500 equity securities in Nasdaq and on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (NASD). Through Trimark, we make markets in all NYSE- and AMEX-listed equity securities in the Third Market.

   Since our inception in 1995, we have experienced rapid growth in market share. Our dedication to providing quality executions has allowed us to quickly expand our broker-dealer and institutional customer base over the past five years. We have significantly increased our market share of trading volume in the markets in which we participate as follows:

  . Based on data from The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by broker-dealer market makers, Knight achieved a #1 market share ranking of volume in Nasdaq in February 1998. Knight has continued to maintain this #1 ranking by increasing its volumes and its market share since that time. The volume of Nasdaq shares traded by Knight increased from 614.7 million shares in January 1997 to 7.2 billion shares in December 1999. During the same period, Knight's market share increased over fourfold from 4.4%, or a rank of 6th overall, to 19.59%, or a rank of 1st overall.

  . According to the NASD, Trimark has held the #1 market share ranking in the trading of NYSE-listed securities in the Third Market for over two years. Additionally, Trimark has continued to maintain this #1 ranking by increasing its volumes and its market share over the same period. Trimark's trading volume of NYSE-listed securities in the Third Market has increased from 234.3 million shares in January 1997 to 1.1 billion shares in December 1999. During the same period, Trimark's market share more than doubled from 21.2% to 46.6%.

  . According to the NASD, Trimark has also held the #1 market share ranking in the trading of AMEX-listed securities in the Third Market for over two years. Additionally, Trimark has continued to maintain this #1 ranking by increasing its volumes and its market share over the same period. Trimark's trading volume of AMEX-listed securities in the Third Market has increased from
   40.3 million shares in January 1997 to 162.7 million shares in December 1999. During the same period, Trimark increased its market share from 51.4% to 71.1%.

   For the year ended December 31, 1999, we had revenues of $801 million, a 125% increase from 1998 revenues of $356 million. Our pre-tax income grew to $279 million in 1999, a 216% increase over 1998 pre-tax income of $88 million. Additionally, in 1999, our return on equity was 48%, and our pre-tax margins were 35%. In 1999, we executed 90.7 million trades and traded 81.0 billion shares, up from 40.9 million trades and 38.4 billion shares in the prior year.

   We recently established a London-based subsidiary and intend to expand our business to other European and Asian countries in the future.

Recent Developments

 Arbitrade Acquisition

   On November 17, 1999, the Company entered into an Agreement and Plan of Merger with Arbitrade Holdings LLC (Arbitrade), an options market maker and asset manager with operations in the U.S. and Europe, and its members. On January 12, 2000, we completed our acquisition of Arbitrade. Arbitrade, founded in 1995, had revenues of $94 million and pre-tax net income of $43 million in 1999. Arbitrade makes markets in options on individual equities, equity indices, fixed income instruments and certain commodities in the U.S., and options on individual equities, fixed income instruments and equity indices in Europe. With approximately $350 million under management, Arbitrade also maintains an asset management business for institutional investors and high net worth individuals through its subsidiary, Deephaven Capital Management LLC. Arbitrade's market making unit has subsequently changed its name to Knight Financial Products LLC.

   The Arbitrade transaction, which was accounted for as a pooling of interests, resulted in a newly formed parent holding company that issued shares on a tax-free basis to holders of the Company's Class A Common Stock and to the owners of Arbitrade. Following the transaction, the Company and Arbitrade became subsidiaries of the new parent holding company, which assumed the name "Knight/Trimark Group, Inc." and became the publicly traded Nasdaq company under the same ticker symbol-NITE. Such a reorganization resulted in the automatic exchange of shares of the Company's Class A Common Stock for shares of Class A Common Stock of the new parent holding company, on a one-for-one basis.

   Upon completion of the Arbitrade transaction, Arbitrade members received 10,505,001 shares of newly-issued Class A Common Stock of the new parent holding company. Such shares of Class A Common Stock represented approximately 8.6% of the outstanding stock of the new parent. The number of shares received by the Arbitrade members was calculated based on an exchange ratio which was determined through arms-length negotiation.

   The foregoing description of the Arbitrade transaction is a brief summary of the provisions thereof but does not purport to be complete. This summary is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as an exhibit to the Company's Form 8-K filed with the SEC on January 12, 2000. See also Supplementary Schedule I on page 46.

Industry Background

   During recent years, the U.S. market for equity securities has experienced dramatic growth in trading volumes. The average daily volume of securities traded in Nasdaq increased from 225.0 million shares in December 1992 to 1.5 billion shares in December 1999. The average daily volume of securities traded on the NYSE increased from 222.2 million shares in December 1992 to 894.1 million shares in December 1999. During this period, the average daily trading volume in the Third Market also increased significantly. The increase in trading volume has resulted from a number of factors, including:

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

   The retail brokerage business has been impacted by advances in technology that have provided new and inexpensive means for individual investors to access and participate in the market for equity securities. For example, the Internet has facilitated individual investors' access to market information and has significantly reduced transaction costs. The proliferation of Internet brokers has resulted in dramatically lowered commissions charged for trading securities. While handling an increasing number of trades for a wide range of securities, Internet brokers provide more immediate access to the marketplace than many other retail brokers. Additionally, mutual funds and other institutional investors are also demanding better execution of their trades and are seeking to reduce trading costs. The Internet brokerage business model and the demands of institutional investors have forced traditional brokers to change their approach to their business and seek ways to manage increased trading volumes while providing improved trade execution and reducing costs.

   Market makers provide trade executions by offering to buy securities from, or sell securities to, broker-dealers and institutional investors. Market making firms that have elected to make a market in a security display the price at which they are willing to bid, meaning buy, or ask, meaning sell, these securities and adjust their bid and ask prices in response to the forces of supply and demand for each security. Market makers are either a department within larger, diversified securities firms or independent businesses. The internal market-making departments of securities firms often are limited in their ability to handle significant trading volumes in a broad range of securities. Most discount brokers and on-line brokers do not have internal market-making functions and, accordingly, rely entirely on independent market makers for trade execution.

   A market maker typically acts as principal and derives most of its revenues from the difference between the price paid when a security is bought and the price received when that security is sold. In the past, market makers relied on the spreads between bid and ask prices to ensure profitability and built cost structures based on these spreads. However, changes in regulations governing the securities industry and, to a lesser extent, the quoting of sixteenths rather than eighths of a dollar, have dramatically reduced average spreads. Implemented in January 1997, the SEC's Limit Order Display Rule requires the display or execution of customer orders to buy or sell stock at a particular price, commonly referred to as limit orders, that (1) are priced better than a market maker's quote or (2) in certain circumstances add to the size associated with the market maker's quote when the market maker is at the best price in the market. The Limit Order Display Rule enables investors to advertise directly their trading interest to the market, allowing them to compete with market maker quotes and affect the size of bid-ask spreads. Additional regulations adopted by the NASD require market makers to fill a customer's limit order before their own trades. Since the implementation of the Limit Order Display Rule and the move to trading in sixteenths of a dollar, Nasdaq and NYSE spreads have each significantly decreased. Based on initiatives taken by the SEC, we anticipate that decimal pricing will commence in certain markets on or about July 2000. This date is subject to possible delay due to technological constraints in the various market centers. We expect that spreads will decline further when Nasdaq and the various exchanges move to quoting securities in decimals rather than in fractions.

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

   In response to these challenges, traditional brokerage firms are increasingly electing to focus on their core competencies and to outsource their market-making functions to independent market makers. In addition, Internet brokers, who are handling increased trading volume, also utilize independent market makers. According to The AutEx Group, in December 1999, the three largest independent market makers represented a combined market share of 40% of the trading volumes of OTC equity securities, up from 17% in March 1997. Similarly, according to the NASD, in December 1999 the three largest Third Market trading firms represented a combined market share of 69% of the Third Market volume in NYSE-listed equity securities compared to 42% in June 1997. The three largest Third Market trading firms in AMEX-listed securities represented a combined market share of 75% in December 1999 compared to 55% in June 1997. While large volumes of trading provides an opportunity to spread fixed costs over a larger number of trades, net profit per trade has declined. In addition, significant volatility in equity markets, particularly in Internet and technology stocks, has led to significant fluctuations in the profitability in trading such stocks for market makers. In response to tightening spreads and increasing volatility in the equity markets, many market makers are seeking new trading methodologies to identify and take advantage of the profit opportunities represented by each trade. These market makers are also seeking to increase the number of buy and sell orders that they receive, commonly referred to as order flow. This increased order flow will, in turn, provide increased trading profit opportunities. These market makers require efficient and sophisticated systems and risk management practices and personnel with the requisite expertise to deliver superior trade execution and customer service, while handling increased order flow and maintaining low costs per trade.

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

    Knight

    --Knight guarantees to provide automated, electronic executions at the unlocked, uncrossed National Best Bid or Offer (NBBO) or better in over 4,400 Nasdaq issues in which it makes markets for market and marketable limit orders (exclusive of short sales) up to 2,000 shares, regardless of quote size.

    --Knight guarantees to execute market and marketable limit orders
     (exclusive of short sales) representing the first 250,000 shares received before 9:25 a.m. (ET) at the mid-point price of the first unlocked, uncrossed NBBO in all Nasdaq issues for which Knight makes markets, regardless of order imbalances.

    --Knight guarantees to execute market and marketable limit orders
     (exclusive of short sales) representing the first 250,000 shares received no later than ten (10) minutes before the commencement of trading at the mid-point price of the first unlocked, uncrossed NBBO in all Nasdaq new issues (IPOs) for which Knight intends to make markets, regardless of order imbalances.

    --Knight guarantees to provide automated price improvement of 1/16th of a point to retail market orders, between 100 and 499 shares inclusive, for Nasdaq stocks in the S&P 500, when the unlocked, uncrossed NBBO spread is equal to or greater than 1/8th of a point.

    Trimark

    --Trimark provides execution services in every NYSE- and AMEX-listed equity security.

    --Trimark accepts all orders that can be sent to a primary exchange, i.e., short sales, all or none, stop orders, etc.

    --Trimark provides liquidity enhancement for market orders in listed
     S&P 500 stocks up to 5,000 shares at the NBBO regardless of the quote's size.

    --Trimark not only guarantees the customer's market order to receive the best price available on any exchange or by any competing market maker, but also frequently delivers that price for many more shares than advertised, if requested by a customer.

    --Trimark offers various services such as limit order protection (based on the primary exchange price) and price improvement guarantees.

     All of the Company's guaranteed and automated execution protocols are predicated upon the existence of normal market conditions. We reserve the right at our sole discretion to reduce, modify, suspend, or cancel any of our automated order handling protocols, including automated price improvement and automatic execution, without prior notice on a stock by stock or customer by customer basis, when periods of extreme or unusual market conditions exist, risk management protocols so dictate, attempts are made to circumvent our automated executions size limitations, or we otherwise deem it appropriate.

  . Sophisticated Trading Technology. We rely on sophisticated technology to facilitate our market-making activities. Knight uses the Brass trading system under license from Automated Securities Clearance. Brass is used by over 260 market makers. Knight is one of a small number of Brass users to run Brass on its own computers with its own personnel, while other market makers use Automated Securities Clearance as a service bureau. Trimark employs a TCAM/Appletree trading system. We have made significant investments in our technology platform and infrastructure since our inception. Our trading systems are augmented by software applications that enable the processing of a large volume of order flow efficiently, without diminishing speed of execution. Our combined systems are designed to process up to 1.5 million trades per day. This capacity assumes an even distribution of trading activity throughout the day; however, our systems may experience processing delays during peak volume periods that result from heavy trading activity. In the fourth quarter of 1999 we handled an average of 470,000 trades per day. We continue to invest in technology to enhance further our processing capability.

  . Superior Trading Methods. Our net trading revenues are dependent on our ability to evaluate and act rapidly on market trends and to manage risk successfully. Our methodology focuses on the dynamic, real-time analysis of market activity and price movements, which enables us to manage risk better. Throughout the business day, we continually analyze our trading positions in individual securities and monitor our short and long positions and our aggregate profits and losses. Management uses this information to assess market trends and adjust its trading strategy on a real-time basis in an effort to maximize its trading profits.

  . Commitment to Highest Quality Customer Service. We are committed to providing the highest quality customer service. We believe that our highly skilled, experienced and entrepreneurial workforce can effectively address the needs of our customers. We have over 70 experienced employees involved in customer service. Our customer service group is dedicated to handling orders greater than the automated execution size and ensuring consistent quality of execution.

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

Market Share Information

   Since the beginning of 1998, Knight and Trimark have significantly increased their market share of trading volume in each of their respective markets. Knight's market share is based on rankings published by The AutEx Group.


                                                              Percentage of
                                             Advertised Share Total Market
Month Ended                                       Volume          Share     Rank
-----------                                  ---------------- ------------- ----
                                              (In thousands)
1999
December....................................    7,214,820         19.59%      1
November....................................    6,066,226         18.87       1
October.....................................    3,845,191         14.61       1
September...................................    3,598,776         14.55       1
August......................................    3,900,489         15.79       1
July........................................    4,372,331         17.19       1
June........................................    4,303,958         17.49       1
May.........................................    4,669,986         19.00       1
April.......................................    5,257,539         18.38       1
March.......................................    3,645,985         15.04       1
February....................................    3,425,180         16.81       1
January.....................................    3,408,654         15.45       1
1998
December....................................    3,226,587         15.57%      1
November....................................    2,562,152         13.88       1
October.....................................    2,149,187         10.46       1
September...................................    1,844,526         10.83       1
August......................................    1,853,938         11.04       1
July........................................    2,166,178         11.49       1
June........................................    1,864,020         10.50       1
May.........................................    1,985,235         12.18       1
April.......................................    2,096,261         11.36       1
March.......................................    1,856,972          9.91       1
February....................................    1,451,983          8.95       1
January.....................................    1,125,939          7.50       2

   Trimark's market share is based on trade volumes and statistics provided by the NASD.

                                   Third Market Volume in
              -----------------------------------------------------------------
                   NYSE-listed Securities           AMEX-listed Securities
              -------------------------------- --------------------------------
                              Percentage                       Percentage
                               of Total                         of Total
Month Ended    Share Volume  Market Share Rank  Share Volume  Market Share Rank
-----------   -------------- ------------ ---- -------------- ------------ ----
              (in thousands)                   (in thousands)
1999
December.....   1,107,817       46.62%      1     162,676        71.14%      1
November.....     941,984       45.53       1     107,230        63.18       1
October......     777,478       43.38       1      95,755        54.27       1
September....     650,751       42.54       1      95,309        56.04       1
August.......     656,261       42.10       1      92,353        62.85       1
July.........     692,556       43.98       1      93,275        68.31       1
June.........     667,160       42.13       1      84,856        58.56       1
May..........     689,781       44.58       1      90,116        67.53       1
April........     840,803       45.31       1     102,214        67.26       1
March........     797,372       43.82       1      86,501        65.19       1
February.....     596,154       41.89       1      70,750        65.83       1
January......     664,057       42.70       1      69,712        67.56       1
1998
December.....     644,029       40.43%      1      65,675        61.68%      1
November.....     571,100       40.32       1      41,099        54.94       1
October......     557,704       35.75       1      41,491        41.34       1
September....     446,304       31.94       1      36,567        55.36       1
August.......     446,207       32.99       1      44,237        60.98       1
July.........     438,269       32.95       1      52,632        63.23       1
June.........     342,106       29.11       1      46,076        57.42       1
May..........     344,837       30.84       1      60,098        64.77       1
April........     438,226       32.59       1      73,971        70.31       1
March........     453,176       33.64       1      80,604        69.57       1
February.....     390,588       34.81       1      70,895        69.87       1
January......     342,852       29.52       1      59,369        64.80       1

Electronic Communications Network

   An electronic communications network, commonly referred to as an ECN, is defined by the SEC as "any electronic system that widely disseminates to third parties orders entered therein by an exchange market maker or OTC market maker and permits such orders to be executed against, in whole or in part." ECNs are private trading systems used by institutional investors and broker-dealers, including market makers and day trading firms. ECNs provide market participants with the ability to trade securities anonymously, manage inventory and to obtain immediate display of their limit orders. ECNs, however, merely provide a neutral forum in which third parties can display and match their limit orders.

   As ECNs do not buy or sell securities as principal they cannot provide enhanced liquidity to investors. ECNs essentially are private limit order files that are highly dependent on trade volume and price volatility to be effective. In the absence of high trade count or wide price fluctuations in a particular security, the rapidity of execution and overall fill rates in an ECN can suffer. Consequently, ECNs have their greatest value in a select few Nasdaq stocks with the greatest levels of trade volume and price fluctuations.

   In 1998, we entered into a joint venture with Automated Securities Clearance, the developer and owner of the Brass order entry and trading system, to establish an ECN, The Brass Utility, L.L.C., commonly referred to as BRUT. In 1999, BRUT announced a merger with Strike Technologies, LLC. Such merger was completed in January 2000. We now own approximately 8.4% of the combined entity.

Customers

   Our customers include national and regional full-service broker-dealers, discount brokers and institutional investors. We believe that Knight/Trimark is the largest execution destination for all equity transactions originated on the Internet.

   The fastest growing component of our revenue comes from institutional investors. Our institutional investors include mutual funds, investment advisors, pension plan sponsors, trusts and endowments. We intend to continue growing our institutional sales force to support our growing institutional customer base.

   In 1999, our three largest customers accounted for 12%, 11% and 10%, respectively, of our order flow as measured in share volume.

Marketing

   We seek to increase our market share through television and print advertising, advertising on our Web site and a public relations program. Our marketing focuses on advertising our execution services in publications targeted at the securities industry. In addition, we have a quarterly program of targeted mailings to existing and potential broker-dealer and institutional customers.

   We also market aggressively through one-on-one meetings with customers and potential customers, and continuous communications with existing customers. Our marketing strategy is to continue to differentiate Knight/Trimark from competitors by enhancing its reputation and brand as the provider of highest quality execution solutions with superior customer service.

   We also sponsor the Knight Securities/Trimark Securities Customer Advisory Committee (CAC), which is a committee of securities industry professionals that meet to discuss operational procedures, strategic direction and their trading partnership with us. During these meetings, we attempt to enhance communications between firms and address our customers' concerns, questions and ideas.

Clearing Arrangements

   In October 1999, Knight began clearing all of its trades through Broadcourt Clearing Corp., a subsidiary of Merrill Lynch & Co. The contract between the parties will remain in effect until terminated by either party upon sixty days' prior written notice or upon thirty days' written notice in certain limited circumstances. Trimark clears all of its trades through National Investor Services Corp., a subsidiary of TD Waterhouse Group, Inc. The contract will remain in effect through June 30, 2000 and thereafter until terminated by either party upon sixty days' prior written notice.

Technology

   Our success is largely attributable to management's ability to identify and deploy emerging technologies that facilitate the execution of trades. Technology has not only enhanced our ability to handle order flow, it has also been an important component of our strategy to comply with government regulations, achieve the highest execution standards and provide superior customer service. We also use our proprietary technology and technology licensed from third parties to monitor proactively the performance of our traders, to assess our inventory positions and to provide ongoing information to our customers. We are electronically linked to our broker-dealer and institutional customers through dedicated servers. Our trading volume is transacted over dedicated communications networks, which provide immediate access to our trading operations and facilitate the handling of customer orders. We plan to continue to make additional investments in technology and to automate further our execution services.

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

   Trading Systems. Knight uses the Brass trading system designed by Automated Securities Clearance. This system has a client/server architecture that uses Sun Microsystems, Inc. workstations and servers. Knight runs a local version of Brass. Knight also makes extensive use of application program interfaces, commonly known as APIs, to develop software applications. Trimark uses the Appletree trading system designed by TCAM. This system runs on Stratus Computer Inc.'s fault tolerant platform. Trimark has also developed software applications using APIs.

   Disaster Recovery Center. We recently leased space for a back-up data center and trading facility in Weehawken, NJ. We are in the process of rendering the space operational. This facility will be used primarily to accommodate traders if a disaster or major system malfunction occurs. This back-up data center will run a real-time copy of our trading systems and house a small group of market makers. To provide for system continuity in the event of short power outages, we have also equipped our three data centers and trading rooms with uninterruptible power supply units and back up generators.

Competition

   Through 1999, we derived substantially all of our revenues from market-making activities. The market for these services, particularly market-making services through electronic communications gateways, is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Knight competes primarily with wholesale, national, and regional broker-dealers, as well as ECNs. Trimark competes with the NYSE, the AMEX, regional exchanges, Third Market competitors and ECNs. We compete primarily on the basis of execution standards, our relationship with our customers and technology.

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

Employees

   At December 31, 1999, we had a total of 615 full-time employees, of which 472 were employed at Knight, 133 were employed at Trimark and 10 were employed at our London institutional sales office. Of Knight's 472 employees, 311 were engaged in market-making and sales activities, 64 in systems and technology, 47 in customer service and 50 in administration. Of Trimark's 133 employees, 75 were engaged in market-making activities, 30 in customer service, 12 in systems and technology and 16 in administration. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are excellent.

   We recruit and retain our employees by compensating them largely on a performance basis, measuring performance primarily in terms of revenue generation. We are committed to improving the skill levels of our employees and, to that end, Knight has established Knight School, formal training sessions in which trading staff learn new trading techniques and are informed of regulatory developments. We are continuing to expand this initiative and to develop additional programs to improve the skills and productivity of our workforce. We believe that we have high employee morale due to our performance-based incentive compensation and our encouragement of a highly cooperative and creative culture.

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

   In addition, we have recently established a London-based subsidiary and intend to expand its business to other countries in the future. To expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct business. The brokerage industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally.

 Termination of SEC's Trimark Inquiry

   In 1996, the SEC advised Trimark that it was conducting an inquiry with respect to Trimark and asked that Trimark voluntarily provide the SEC certain documents. In March 1997, Trimark provided the SEC with the information it had requested. At such time, based on the request for documents, it appeared that the SEC's inquiry concerned four areas: price improvement, protection of limit orders, payment for order flow and trade reporting. This inquiry was disclosed in the Company's initial public offering and follow-on offering prospectus'.

   On January 5, 2000, the staff of the SEC (also known as the "Commission") notified counsel for Trimark that it intended to recommend to the Commission that it bring an administrative and cease and desist proceeding against Trimark and its then president, Steven Steinman, for alleged violations of Sections 10(b) and 15(c)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rules 10b-5 and 15c1-2 promulgated thereunder. The staff alleged that, in or about 1995, Trimark failed to disclose to broker-dealers that, in a volatile or fast market for a particular security, Trimark would not use its automated price improvement procedures to execute eligible market orders, but instead would handle such orders manually. The staff also alleged that Trimark violated the SEC's recordkeeping rule, Section 17(a) of the Exchange Act and Rule 17a-3 thereunder. The staff indicated that it intended to seek an administrative cease and desist order, fines and disgorgement from Trimark, and administrative sanctions against Trimark's then president.

   On January 28, 2000, Trimark and Mr. Steinman filed a submission with the SEC staff setting out its reasons why there was no basis for the staff's allegations. By letter dated February 16, 2000, the SEC staff notified Trimark and Mr. Steinman that the staff was terminating its inquiry dating back to 1996 and that no enforcement action had been recommended to the Commission.

Net Capital Requirements

   As registered broker-dealers and members of the NASD, certain of our subsidiaries are subject to the SEC's Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments, which are commonly called haircuts, which reflect the possibility of a decline in the market value of an asset prior to disposition.

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

Item 2. Properties

   Our headquarters are located in Jersey City, New Jersey. We lease approximately 59,886 square feet under a lease which expires in March 2006, and in January 2000 expanded our lease to include an additional 47,850 square feet. We have an option to extend the lease term on three floors for an additional five-year period. We also lease approximately 36,484 square feet for our offices in Purchase, NY; Chicago, IL; Boston, MA; Jericho, NY and London, England. We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, are adequate for our current needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our Class A Common Stock is traded on the Nasdaq National Market under the symbol "NITE." Public trading of our Class A Common Stock commenced on July 8, 1998. Before that, no public market for our Class A Common Stock existed. The following table sets forth, for the periods indicated, the high and low sales price per share of the Class A Common Stock in the Nasdaq National Market (adjusted for our stock split in May 1999):

          1998                                                      High   Low
          ----                                                     ------ ------
     Third Quarter (from July 8, 1998)............................ $10.13 $ 3.19
     Fourth Quarter...............................................  13.38   2.25
          1999
          ----
     First Quarter................................................  33.81  10.00
     Second Quarter...............................................  81.63  32.50
     Third Quarter................................................  64.81  26.25
     Fourth Quarter...............................................  57.50  21.69

   As of March 27, 2000, there were approximately 481 holders of record of our Class A Common Stock.

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

Item 6. Selected Financial Data

   The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight/Trimark and the Notes thereto included elsewhere in this document. You should read the following in conjunction with the Consolidated Financial Statements and the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The Consolidated Statement of Income Data for the years ended December 31, 1997, 1998 and 1999 and the Consolidated Statement of Financial Condition Data at December 31, 1998 and 1999 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statement of Income Data for the period ended December 31, 1995 and for the year ended December 31, 1996 and the Consolidated Statement of Financial Condition Data at December 31, 1995, 1996 and 1997 are derived from audited Consolidated Financial Statements not included in this document.

                                     Year Ended December 31,               Period from
                           -------------------------------------------- March 27 through
                              1999        1998       1997       1996    December 31, 1995
                           ----------- ---------- ---------- ---------- -----------------
Consolidated Statement of
Income Data:                      (In thousands, except share and per share data)
Revenues
 Net trading revenue.....  $   771,438 $  348,209 $  223,923 $  183,500    $   69,516
 Commissions and fees....       16,439      3,983        705        394           --
 Interest, net...........       12,851      3,585      1,981      1,283           296
                           ----------- ---------- ---------- ----------    ----------
   Total revenues........      800,728    355,777    226,609    185,177        69,812
                           ----------- ---------- ---------- ----------    ----------
Expenses
 Employee compensation
  and benefits...........      242,145    108,321     57,864     39,494        12,151
 Payments for order
  flow...................      138,697     82,499     66,912     69,829        25,994
 Execution and clearance
  fees...................       79,322     45,719     32,069     25,837        12,710
 Communications and data
  processing.............       17,976     10,617      6,809      4,360         2,202
 Occupancy and equipment
  rentals................        9,728      5,838      2,659      1,777           849
 Depreciation and
  amortization...........        9,132      5,888      4,225      2,975         1,626
 Business development....        8,964      2,364      1,529        623           130
 Professional fees.......        6,807      3,401      1,583        379           503
 Interest on Preferred
  Units..................          --         715      1,941      2,093         1,310
 Merger-related
  expenses...............        5,189        --         --         --            --
 Other...................        3,378      2,063        941      1,049           996
                           ----------- ---------- ---------- ----------    ----------
   Total expenses........      521,338    267,425    176,532    148,416        58,471
                           ----------- ---------- ---------- ----------    ----------
Income before income
 taxes...................      279,390     88,352     50,077     36,761        11,341
Income tax expense.......      111,546     21,751        --         --            --
                           ----------- ---------- ---------- ----------    ----------
Net income...............  $   167,844 $   66,601 $   50,077 $   36,761    $   11,341
                           =========== ========== ========== ==========    ==========
Basic earnings per
 share...................  $      1.52 $      .70 $      .58 $      .43    $      .13
                           =========== ========== ========== ==========    ==========
Diluted earnings per
 share...................  $      1.46 $      .70 $      .58 $      .43    $      .13
                           =========== ========== ========== ==========    ==========
Pro forma adjustment
Income before income
 taxes...................              $   88,352 $   50,077 $   36,761    $   11,341
Pro forma income tax
 expense (1).............                  37,571     21,533     15,807         5,217
                                       ---------- ---------- ----------    ----------
Pro forma net income.....              $   50,781 $   28,544 $   20,954    $    6,124
                                       ========== ========== ==========    ==========
Pro forma basic and
 diluted earnings per
 share...................              $      .53 $      .33 $      .24    $      .07
                                       ========== ========== ==========    ==========
Shares ued in basic
 earnings per share
 calculation (2).........  110,316,709 95,022,222 85,603,272 85,603,272    85,603,272
                           =========== ========== ========== ==========    ==========
Shares used in diluted
 earnings per share
 calculation (2).........  115,250,429 95,022,222 85,603,272 85,603,272    85,603,272
                           =========== ========== ========== ==========    ==========

                                                   December 31,
                                    -------------------------------------------
Consolidated Statement of             1999     1998     1997     1996    1995
Financial Condition Data:           -------- -------- -------- -------- -------
Cash and cash equivalents.........  $303,865 $117,382 $ 13,797 $ 15,353 $ 1,668
Securities owned, at market
 value............................   135,816  100,476   61,726   46,781  33,763
Receivable from clearing brokers..   193,458  107,503   30,152   23,156  11,437
Total assets......................   695,117  358,860  127,872  106,035  65,182
Securities sold, not yet
 purchased, at market value.......   129,849  108,909   21,061   19,021  11,001
Mandatorily Redeemable Preferred
 Units............................       --       --    27,484   37,706  28,415
Total stockholders' (members')
 equity...........................   463,981  200,121   53,973   29,987  12,199

--------
(1) Before our initial public offering in July 1998, we were a limited liability company and were not subject to income taxes. Pro forma income tax expense was computed based on an effective tax rate of 46%, 43%, 43% and 42.5%, respectively, for the period ended December 31, 1995 and for the years ended December 31, 1996, 1997 and 1998, respectively.
(2) Weighted average shares outstanding for the period ended December 31, 1995 and for the years ended December 31, 1996, 1997 and 1998 have been determined as if the reorganization described in Note 3 to the Consolidated Financial Statements included elsewhere in this document occurred as of the earliest date presented. Shares issued in connection with our initial public offering have been considered in determining weighted average shares outstanding only from the date they were issued.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We are the leading market maker in Nasdaq securities, other OTC equity securities, and NYSE- and AMEX-listed equity securities in the Third Market. Through our wholly-owned subsidiary, Knight, we make markets in approximately 7,500 equity securities in Nasdaq and on the NASD's OTC Bulletin Board. Through our wholly-owned subsidiary, Trimark, we make markets in all NYSE- and AMEX-listed equity securities in the Third Market.

   Knight commenced Nasdaq and OTC securities market-making operations on July 24, 1995. Based on rankings published by The AutEx Group, Knight was ranked first in AutEx's Nasdaq/OTC Securities rankings, with a 19.59% market share during December 1999. Knight's share volume totaled 5.7 billion, 11.2 billion,
27.4 billion and 64.0 billion, or 53%, 62%, 71% and 79% of our total share volume, for the years ended December 31, 1996, 1997, 1998 and 1999, respectively. Since commencing operations in 1995, Knight's business has grown rapidly and accounted for 76%, 75%, 80% and 86% of our total share volume growth during the years ended December 31, 1996, 1997, 1998 and 1999, respectively. Since our acquisition of Trimark in March 1995, Trimark has also experienced significant increases in share volume. In addition, Trimark has held the #1 market share ranking in trading of NYSE- and AMEX-listed securities in the Third Market for over two years. Trimark's share volume totaled 5.1 billion, 6.9 billion, 11.0 billion and 17.0 billion, or 47%, 38%, 29% and 21% of our total share volume for the years ended December 31, 1996, 1997, 1998 and 1999, respectively.

   We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, volatility in the securities markets, our ability to manage personnel, overhead and expenses, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow or clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions and general conditions. If demand for our market making services declines and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced, and may experience in the future, significant seasonality in our business.

   Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to sustain the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to sustain our profitability on an annual and/or quarterly basis.

 Revenues

   Our revenues consist principally of net trading revenue from market-making activities. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in trade and share volumes from customers, our ability to derive trading gains by taking proprietary positions, primarily to facilitate customer transactions, and, most recently, by regulatory changes and evolving industry customs and practices. Our net trading revenue per trade for OTC securities has historically exceeded the net trading revenue per trade for listed securities.

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

   We also earn interest income from our cash held at banks and cash held in trading accounts at clearing brokers, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities sold, not yet purchased, and interest on subordinated notes and short-term debt. Interest, net is primarily affected by the changes in cash balances held at banks and clearing brokers, and the level of securities sold, not yet purchased, and the principal amount outstanding under subordinated notes and short-term debt.

 Expenses

   Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses is variable in nature. Employee compensation and benefits expense, which is largely profitability based, fluctuates, for the most part, based on changes in net trading revenue and our profitability. Payments for order flow fluctuate based on share volume, the mix of market orders and limit orders and the mix of orders received from broker-dealers who accept payments for order flow. Execution and clearance fees fluctuate primarily based on changes in trade and share volume, the mix of trades of OTC securities compared to listed securities and the clearance fees charged by clearing brokers.

   Employee compensation and benefits expense primarily consists of salaries and wages paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Profitability-based compensation represented 78%, 80% and 85% of total employee compensation and benefits expense for the years ended December 31, 1997, 1998 and 1999 respectively. We have grown from 317 employees at December 31, 1997 to 446 and 615 employees as of December 31, 1998 and 1999, respectively. Approximately 80% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the costs we allocate to employees engaged in market making and sales activities.

   Payments for order flow represent customary payments to broker-dealers, in the normal course of business, for directing their order flow to us. As a result of the new Order Handling Rules implemented by the SEC in 1997, we changed our order flow payment policy from paying broker-dealers for substantially all order executions, to paying broker-dealers only for orders which provide us with a profit opportunity. For example, we make payments on market orders, but do not pay on limit orders. Payments for order flow change as we modify our payment formulas and as our percentage of customers whose policy is not to accept payments for order flow varies.

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

   Depreciation and amortization expense results from the depreciation of fixed assets purchased by us or financed under a capital lease, and the amortization of goodwill, which includes contingent consideration, primarily resulting from the acquisition of the listed securities market-making businesses of Trimark and Tradetech Securities, L.P. which we acquired in November 1997.

   Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

   Professional fees primarily consist of fees paid to computer programming and systems consultants, as well as legal fees and other professional fees.

   Business development expense primarily consists of advertising costs and marketing expenses, including travel and entertainment expenses and promotion costs.

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

   Merger-related expenses primarily consist of investment banking, legal and accounting costs incurred in connection with our merger with Arbitrade Holdings, L.L.C. This transaction closed in January 2000.

   Other expenses primarily consist of administrative expenses and other operating costs incurred in connection with our business growth, as well as directors' fees and restricted stock granted to directors in connection with the initial public offering.

 Income Tax

   Prior to our initial public offering, we were a limited liability company and were not subject to federal or state income taxes. Actual income tax expense represents income taxes incurred from July 13, 1998, the date of the reorganization, through December 31, 1998 and for the year ended December 31, 1999. This period is referred to as the post-offering period. Our effective tax rate for the post-offering period and pro-forma effective tax rate for all periods prior to the post-offering period differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of Trimark and a portion of business development expenses and merger-related expenses.

Results of Operations

   The following table sets forth the consolidated statement of income data as a percentage of total revenues:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
Revenues
  Net trading revenue......................................  96.3%  97.9%  98.8%
  Commissions and fees.....................................   2.1    1.1    0.3
  Interest, net............................................   1.6    1.0    0.9
                                                            -----  -----  -----
    Total revenues......................................... 100.0  100.0  100.0
                                                            -----  -----  -----
Expenses
  Employee compensation and benefits.......................  30.2   30.4   25.5
  Payments for order flow..................................  17.3   23.2   29.5
  Execution and clearance fees.............................   9.9   12.9   14.2
  Communications and data processing.......................   2.2    3.0    3.0
  Depreciation and amortization............................   1.1    1.7    1.9
  Occupancy and equipment rentals..........................   1.2    1.6    1.2
  Professional fees........................................   0.9    1.0    0.7
  Business development.....................................   1.1    0.7    0.6
  Interest on Preferred Units..............................   --     0.2    0.9
  Merger-related expenses..................................   0.7    --     --
  Other....................................................   0.5    0.5    0.4
                                                            -----  -----  -----
    Total expenses.........................................  65.1   75.2   77.9
                                                            -----  -----  -----
Income before income taxes.................................  34.9   24.8   22.1
Income tax expense.........................................  13.9    6.1    0.0
                                                            -----  -----  -----
Net income.................................................  21.0%  18.7%  22.1%
                                                            =====  =====  =====
Pro forma adjustment
Income before income taxes.................................   --    24.8   22.1
Pro forma income tax expense...............................   --    10.5    9.5
                                                                   -----  -----
Pro forma net income.......................................   --    14.3%  12.6%
                                                                   =====  =====

Years Ended December 31, 1999 and 1998

 Revenues

   Net trading revenue increased 121.5% to $771.4 million in 1999, from $348.2 million in 1998. This increase was primarily due to higher trading volume, particularly higher trade volume for OTC securities. Total trade volume increased 121.8% to 90.7 million trades in 1999, from 40.9 million trades in 1998. Total share volume increased 111.1% to 81.0 billion shares traded in 1999, from 38.4 billion shares traded in 1998. Average net revenue per trade was $8.51 per trade in each of 1999 and 1998.

   Commissions and fees increased 312.7% to $16.4 million in 1999, from $4.0 million in 1998. This increase is primarily due to higher trade and share volumes from institutional customers in listed securities and the receipt of fees for providing certain information to market data providers.

   Interest, net increased 258.6% to $12.9 million in 1999, from $3.6 million in 1998. This increase was primarily due to larger cash balances held at banks and our clearing brokers, primarily as a result of our secondary offering in March 1999, which was offset in part by increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased and short-term debt outstanding in 1998.

 Expenses

   Employee compensation and benefits expense increased 123.5% to $242.1 million in 1999, from $108.3 million in 1998. As a percentage of net trading revenue, employee compensation and benefits expense was 31.4% in 1999 and 31.1% in 1998. The increase on a dollar basis was primarily due to increases in gross trading profits, decreases in payments for order flow and execution and clearance costs as a percentage of net trading revenues, and growth in the number of employees. Due to increased net trading revenue and profitability, profitability-based compensation increased 140% to $206.7 million in 1999, from $86.2 million in 1998. The number of employees increased to 615 employees as of December 31, 1999, from 446 employees as of December 31, 1998.

   Payments for order flow increased 68.1% to $138.7 million in 1999, from $82.5 million in 1998. As a percentage of net trading revenue, payments for order flow decreased to 18.0% in 1999 from 23.7% in 1998. The increase in payments for order flow on a dollar basis was primarily due to a 111.1% increase in shares traded in 1999 to 81.0 billion shares, up from 38.4 billion in 1998. The decrease in payments for order flow as a percentage of net trading revenue resulted from changes in our order flow payment policy, changes in the mix of market orders versus limit orders and changes in our customer mix.

   Execution and clearance fees increased 73.5% to $79.3 million in 1999, from $45.7 million in 1998. As a percentage of net trading revenue, execution and clearance fees decreased to 10.3% in 1999 from 13.1% in 1998. The increase on a dollar basis was primarily due to a 121.8% increase in trades in 1999, which was offset, in part, by a decrease in clearance rates charged by clearing brokers and growth in the volume of OTC securities transactions, which have lower execution costs than transactions in listed securities. The decrease in execution and clearance fees as a percentage of net trading revenue was primarily due to the decrease in clearance rates charged by clearing brokers and growth in the volume of OTC securities transactions.

   Communications and data processing expense increased 69.3% to $18.0 million in 1999, from $10.6 million in 1998. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

   Depreciation and amortization expense increased 55.1% to $9.1 million in 1999, from $5.9 million in 1998. This increase was primarily due to the purchase of approximately $11.1 million of additional fixed assets and leasehold improvements during 1999 and the amortization of goodwill primarily related to the acquisition of the listed securities market-making businesses of Trimark and Tradetech.

   Occupancy and equipment rentals expense increased 66.6% to $9.7 million in 1999, from $5.8 million in 1998. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 93,687 square feet of office space at December 31, 1999, up from 80,718 square feet of office space at December 31, 1998.

   Professional fees increased 100.2% to $6.8 million in 1999, up from $3.4 million in 1998. This increase was primarily due to increased consulting expenses related to our investments in technology, as well as legal fees and other professional fees.

   Business development expense increased 279.1% to $9.0 million in 1999, from $2.4 million in 1998. This increase was primarily the result of increased advertising and higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

   Interest on Preferred Units was zero in 1999 due to our redemption of all of the remaining Preferred A and B Units during 1998.

   Merger-related expenses primarily consist of investment banking, legal and accounting costs incurred during 1999 in connection with our merger with Arbitrade Holdings LLC. This transaction closed in January 2000.

   Other expenses increased 63.7% to $3.4 million in 1999, from $2.1 million in 1998. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business growth.

 Income Tax

   Pro forma income tax expense in 1998 for the period prior to the Company's reorganization and initial public offering in July 1998 was determined using an effective tax rate of 42.5%.

Years Ended December 31, 1998 and 1997

 Revenues

   Net trading revenue increased 55.5% to $348.2 million in 1998, from $223.9 million in 1997. This increase was primarily due to higher trading volume, particularly higher trade volume for OTC securities, which was offset in part by lower average net revenue per trade. Total trade volume increased 101.8% to
40.9 million trades in 1998, from 20.3 million trades in 1997. Total share volume increased 111.7% to 38.4 billion shares traded in 1998, from 18.1 billion shares traded in 1997. Average net revenue per trade decreased 23.0% to $8.51 per trade in 1998, from $11.05 per trade in 1997, principally as a result of the new Order Handling Rules, which were implemented during 1997, and the reduction in the increments by which securities are quoted.

   Commissions and fees increased 465.2% to $4.0 million in 1998, from $700,000 in 1997. This increase is primarily due to higher trade and share volumes from institutional customers in listed securities and the receipt of fees for providing certain information to market data providers.

   Interest, net increased 80.9% to $3.6 million in 1998, from $2.0 million in 1997. This increase was primarily due to larger cash balances held at banks and our clearing brokers, which was offset in part by increased transaction-related interest expense resulting from a higher level of securities sold, not yet purchased and short-term debt.

 Expenses

   Employee compensation and benefits expense increased 87.2% to $108.3 million in 1998, from $57.9 million in 1997. As a percentage of net trading revenue, employee compensation and benefits expense increased to 31.1% in 1998, from 25.8% in 1997. The increase on a dollar basis and as a percentage of net trading revenue was primarily due to increases in gross trading profits, decreases in payments for order flow and execution and clearance costs as a percentage of net trading revenues, and growth in the number of employees. Due to increased net trading revenue and profitability, profitability based compensation increased 91.6% to $86.2 million in 1998, from $45.0 million in 1997. The number of employees increased to 446 employees as of December 31, 1998, from 317 employees as of December 31, 1997.

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

   Execution and clearance fees increased 42.6% to $45.7 million in 1998, from $32.1 million in 1997. As a percentage of net trading revenue, execution and clearance fees decreased to 13.1% in 1998 from 14.3% in 1997. The increase on a dollar basis was primarily due to a 101.8% increase in trades in 1998, which was offset, in part, by a decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions, which have lower execution costs than transactions in listed securities. The decrease in execution and clearance fees as a percentage of net trading revenue was primarily due to the decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions.

   Communications and data processing expense increased 55.9% to $10.6 million in 1998, from $6.8 million in 1997. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

   Depreciation and amortization expense increased 39.3% to $5.9 million in 1998, from $4.2 million in 1997. This increase was primarily due to the purchase of approximately $8.9 million of additional fixed assets and leasehold improvements during 1998 and the amortization of goodwill related to the acquisition of the listed securities market-making businesses of Trimark and Tradetech.

   Occupancy and equipment rentals expense increased 119.5% to $5.8 million in 1998, from $2.7 million in 1997. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 80,718 square feet of office space at December 31, 1998, up from 56,351 square feet of office space at December 31, 1997.

   Professional fees increased 114.8% to $3.4 million in 1998, up from $1.6 million in 1997. This increase was primarily due to increased consulting expenses related to our investments in technology, as well as legal fees and other professional fees.

   Business development expense increased 54.6% to $2.4 million in 1998, from $1.5 million in 1997. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

   Interest on Preferred Units decreased 63.2% to $715,000 in 1998, from $1.9 million in 1997. This decrease is primarily due to our redemption of all of the remaining Preferred A and B Units during 1998.

   Other expenses increased 119.4% to $2.1 million in 1998, from $941,000 in 1997. This was primarily the result of directors' fees, stock granted to directors in connection with the initial public offering and increased administrative expenses and other operating costs in connection with our overall business growth.

 Income Tax

   Pro forma income tax expense was determined using effective tax rates of 42.5% and 43% for 1998 and 1997, respectively.

Liquidity

   Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our initial public and follow-on offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of December 31, 1999, we had $695.1 million in assets, 91% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, net of amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities which trade in Nasdaq and on the NYSE and AMEX markets.

   Net income (pro forma net income) plus depreciation and amortization was $177.0 million, $56.7 million and $32.8 million during 1999, 1998 and 1997, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $9.1 million, $5.9 million and $4.2 million during 1999, 1998 and 1997, respectively. Capital expenditures were $11.1 million in 1999, $8.9 million in 1998 and $4.4 million in 1997, or 1.4%, 2.5% and 2.0% of total revenues in each year, respectively. Capital expenditures in 1999 primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. Additionally, we made cash payments of

$6.0 million, $4.1 million and $2.4 million in 1999, 1998 and 1997, respectively, in connection with our acquisitions of the listed securities market-making businesses of Trimark in 1995 and Tradetech in 1997. The aggregate minimum rental commitments for 2000 are $8.5 million. We anticipate that we will meet our 2000 capital expenditure needs out of operating cash flows.

   As registered broker-dealers and market makers, Knight and Trimark are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 ($4.0 million and $1.2 million, respectively, as of December 31, 1999). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including Knight and Trimark, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At December 31, 1999, Knight had net capital of $246.8 million, which was $242.8 million in excess of its required net capital of $4.0 million and Trimark had net capital of $39.7 million, which was $38.5 million in excess of its required net capital of $1.2 million.

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

   In April 1999, our Board of Directors approved a two-for-one stock split of our Class A and Class B Common Stock. Shareholders of record as of the close of business on April 30, 1999 received, in the form of a stock dividend, one additional share for each share held by them. On May 14, 1999, the transfer agent distributed the additional shares. All share and per share amounts presented in this document have been adjusted to reflect the stock split.

   On October 8, 1998, our Board of Directors approved a program to repurchase, over a period of up to eighteen months, up to 3 million shares of our outstanding Class A Common Stock up to a total aggregate amount not to exceed $20 million. On July 21, 1999, our Board of Directors cancelled the repurchase program. We did not repurchase any shares under this program.

   In 1999, we made several investments in non-publicly traded companies. The largest investment is a 19.49% interest in EASDAQ which we purchased for approximately $9.1 million. EASDAQ is a Pan-European stock market for international growth and technology companies.

Year 2000 Compliance

   Many currently installed computer systems and software products were coded to accept or recognize only two digit entries in the date code field. These date code fields needed to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies had to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. We estimate that the total cost of our Year 2000 project was approximately $550,000.

   To date, we have not experienced any material outages or failures as a result of Year 2000 related issues. We cannot make any assurances that we may not experience any such failures in the future. We have finalized a business continuity plan and have formulated action steps to be taken in the event that a material Year 2000 related failure should arise.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133. The adoption of these statements will not have a material impact on our financial statements.

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

   In the normal course of our market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at December 31, 1999 and 1998 was $135.8 million and $100.5 million, respectively, in long positions and $129.8 million and $108.9 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $0.6 million loss and a $0.8 million gain as of December 31, 1999 and 1998, respectively, due to the offset of losses in long positions with gains in short positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities).

                                                          Year Ended December 31,
                         -----------------------------------------------------------------------------------------
                                     1999                          1998                          1997
                         ----------------------------- ----------------------------- -----------------------------
                          Aggregate of      Net of      Aggregate of      Net of      Aggregate of      Net of
                         Long and Short Long and Short Long and Short Long and Short Long and Short Long and Short
                           Positions      Positions      Positions      Positions      Positions      Positions
                         -------------- -------------- -------------- -------------- -------------- --------------
Average month-end.......  $193,579,372   $ 22,266,851   $129,322,342   $  5,139,424   $73,545,271    $20,946,420
Highest month-end.......   398,804,534     51,252,815    208,099,843     38,821,031    84,466,227     40,665,188
Lowest month end........   147,263,084    (22,736,612)    73,005,491    (54,587,150)   56,988,279     11,535,551

   Beginning in the fourth quarter of 1998 and throughout 1999, there has been a sharp increase in the price volatility of many stocks, particularly of technology companies and companies that sell products or services via the Internet. This volatility has been coupled with record trading volume in many of these stocks, which are primarily listed on Nasdaq. Customers eager to trade Internet and technology stocks have flooded their brokers with larger numbers of orders, leading to large order imbalances, systems queues and backlogs. During these extreme market conditions, many firms have implemented procedures that are designed to preserve the continuous execution of customers' orders while also lessening the exposure of the firm to extraordinary market risk.

   In the fourth quarter of 1998, we modified our execution policies in response to these changes in the marketplace. Our current policy is to provide continuous automatic execution on orders of up to 2,000 shares for investors in over 4,400 Nasdaq stocks under normal market conditions. We reserve the right at our sole discretion to reduce, modify, suspend or cancel any of our guaranteed or automated order handling protocols, including automated price improvement and automatic execution, without prior notice on a stock by stock or customer by customer basis, when periods of extreme or unusual market conditions exist, risk management protocols so dictate, attempts are made to circumvent our automated execution size limitations, or we otherwise deem it appropriate.

   For working capital purposes, we invest in money market funds or maintain interest-bearing balances in our trading accounts with clearing brokers, which are classified as cash equivalents and receivable from clearing brokers, respectively, in the Consolidated Statement of Financial Condition. These amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Since its inception, neither Knight/Trimark nor any of its subsidiaries has traded or otherwise transacted in derivatives.

Consolidated Quarterly Results

   The following table sets forth certain unaudited consolidated quarterly statement of income data and certain unaudited consolidated quarterly operating data for the years ended December 31, 1999 and 1998. In the opinion of our management, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report. The results of any quarter are not necessarily indicative of results for any future period.

                                                       Quarter Ended
                         -------------------------------------------------------------------------
                         Dec. 31, Sept. 30, June 30, Mar. 31, Dec. 31, Sept. 30, June 30, Mar. 31,
                           1999     1999      1999     1999     1998     1998      1998     1998
                         -------- --------- -------- -------- -------- --------- -------- --------
                                                      (in thousands)
Revenues
 Net trading revenue.... $247,015 $129,435  $216,438 $178,550 $115,075  $89,941  $80,226  $62,967
 Commissions and fees...    4,751    4,722     4,439    2,527    2,496    1,373       90       24
 Interest, net..........    4,671    3,423     3,170    1,587    1,712    1,062      297      514
                         -------- --------  -------- -------- --------  -------  -------  -------
 Total revenues.........  256,437  137,580   224,047  182,664  119,283   92,376   80,613   63,505
                         -------- --------  -------- -------- --------  -------  -------  -------
Expenses
 Employee compensation
  and benefits..........   77,716   36,970    70,165   57,294   40,189   28,335   23,446   16,351
 Payments for order
  flow..................   39,846   31,069    35,354   32,428   26,402   20,352   19,489   16,256
 Execution and clearance
  fees..................   21,850   19,709    19,806   17,957   13,361   11,984   10,148   10,226
 Communications and data
  processing............    5,198    4,829     4,010    3,939    3,168    2,765    2,516    2,168
 Occupancy and equipment
  rentals...............    2,769    2,669     2,475    1,815    1,793    1,647    1,317    1,081
 Depreciation and
  amortization..........    2,583    2,416     2,182    1,951    1,727    1,521    1,347    1,293
 Business development...    3,608    3,341     1,354      661      743      609      627      385
 Professional fees......    2.608      978     2,162    1,059    1,193    1,256      696      256
 Merger-related
  expenses..............    5,189      --        --       --       --       --       --       --
 Interest on Preferred
  Units and other.......      842      862       838      836      679      824      570      705
                         -------- --------  -------- -------- --------  -------  -------  -------
 Total expenses.........  162,209  102,843   138,346  117,940   89,255   69,293   60,156   48,721
                         -------- --------  -------- -------- --------  -------  -------  -------
Income before income
 taxes..................   94,228   34,737    85,701   64,724   30,028   23,083   20,457   14,784
Income tax expense/pro
 forma income tax
 expense(1).............   35,828   12,895    35,506   27,317   12,491    9,926    8,797    6,357
                         -------- --------  -------- -------- --------  -------  -------  -------
Net income.............. $ 58,400 $ 21,842  $ 50,195 $ 37,407 $ 17,537  $13,157  $11,660  $ 8,427
                         ======== ========  ======== ======== ========  =======  =======  =======
Other Operating Data
Total shares traded (in
 millions)..............   25,947   17,801    21,320   15,943   12,018    9,471    9,477    7,406
Total trades executed...   30,112   20,438    21,449   18,691   13,796   10,510    9,016    7,572
Average daily trades....      470      319       340      306      216      164      143      124
Average daily net
 trading revenues....... $  3,860 $  2,022  $  3,436 $  2,927 $  1,798  $ 1,405  $ 1,273  $ 1,032

--------
(1) Before our initial public offering, we were a limited liability company and were not subject to income taxes. For the quarters ended March 31, 1998 and June 30, 1998, pro forma income taxes were computed based on an effective tax rate of 43%. Of the $9,926 in income taxes for the quarter ended September 30, 1998, $667 represents pro forma income taxes for the period from July 1, 1998 through July 12, 1998, and $9,259 represents actual income taxes for the period from July 13, 1998 through September 30, 1998. The income tax amounts for subsequent quarters represents actual income taxes. See Note 13 of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

                           KNIGHT/TRIMARK GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................   29
Consolidated Statements of Financial Condition as of December 31, 1999 and
 1998.....................................................................   30
Consolidated Statements of Income for the years ended December 31, 1999,
 1998 and 1997............................................................   31
Consolidated Statements of Changes in Stockholders' (Members') Equity for
 the years ended December 31, 1997, 1998 and 1999.........................   32
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997......................................................   33
Notes to Consolidated Financial Statements................................   34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Knight/Trimark Group, Inc.

   In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders' (members') equity and of cash flows present fairly, in all material respects, the financial position of Knight/Trimark Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
January 18, 2000

                           KNIGHT/TRIMARK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            December 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------ ------------
Assets
Cash and cash equivalents...........................  $303,864,955 $117,381,556
Securities owned, at market value...................   135,816,418  100,476,151
Receivable from clearing brokers....................   193,458,033  107,503,274
Fixed assets and leasehold improvements, at cost,
 less accumulated depreciation and amortization of
 $12,091,196 in 1999 and $6,477,147 in 1998.........    17,429,242   12,014,991
Goodwill, less accumulated amortization of
 $10,190,634 in 1999 and $6,748,361 in 1998.........    18,547,805   16,036,859
Investments.........................................    12,696,342    1,913,000
Other assets........................................    13,304,332    3,534,544
                                                      ------------ ------------
    Total assets....................................  $695,117,127 $358,860,375
                                                      ============ ============
Liabilities And Stockholders' Equity
Liabilities
  Securities sold, not yet purchased, at market
   value............................................  $129,849,223 $108,909,217
  Short-term borrowings.............................           --    10,000,000
  Accrued compensation expense......................    45,218,384   16,529,004
  Accrued execution and clearance fees..............     8,371,056    6,898,095
  Accrued payments for order flow...................    13,978,854    8,672,668
  Accounts payable, accrued expenses and other
   liabilities......................................    17,725,571    5,445,112
  Income taxes payable..............................    15,992,937    2,285,620
                                                      ------------ ------------
    Total liabilities...............................   231,136,025  158,739,716
                                                      ------------ ------------
Commitments and contingent liabilities (Notes 10 and
 15)
Stockholders' equity
  Class A Common Stock, $0.01 par value, 200,000,000
   shares authorized; 111,616,469 shares issued and
   outstanding at December 31, 1999 and 98,124,368
   shares issued and outstanding at December 31,
   1998.............................................     1,116,165      981,244
  Class B Common Stock, $0.01 par value, 20,000,000
   shares authorized; 7,885,396 shares issued and
   outstanding at December 31, 1998.................           --        78,854
  Additional paid-in capital........................   265,210,144  169,249,880
  Retained earnings.................................   197,654,793   29,810,681
                                                      ------------ ------------
    Total stockholders' equity......................   463,981,102  200,120,659
                                                      ------------ ------------
    Total liabilities and stockholders' equity......  $695,117,127 $358,860,375
                                                      ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                            For the Years Ended December 31,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------ ------------ ------------
Revenues
Net trading revenue....................  $771,437,707 $348,209,464 $223,922,643
Commissions and fees...................    16,439,088    3,983,133      704,759
Interest, net..........................    12,850,859    3,584,053    1,981,467
                                         ------------ ------------ ------------
    Total revenues.....................   800,727,654  355,776,650  226,608,869
                                         ------------ ------------ ------------
Expenses
Employee compensation and benefits.....   242,145,274  108,321,436   57,863,689
Payments for order flow................   138,696,689   82,499,233   66,912,040
Execution and clearance fees...........    79,321,769   45,718,605   32,068,573
Communications and data processing.....    17,975,757   10,616,663    6,809,086
Occupancy and equipment rentals........     9,728,271    5,837,555    2,658,964
Depreciation and amortization..........     9,132,325    5,887,593    4,225,286
Business development...................     8,963,616    2,364,231    1,529,379
Professional fees......................     6,806,688    3,400,566    1,582,928
Interest on Preferred Units............           --       714,904    1,940,972
Merger related expenses................     5,189,295          --           --
Other..................................     3,377,919    2,063,628      940,719
                                         ------------ ------------ ------------
    Total expenses.....................   521,337,603  267,424,414  176,531,636
                                         ------------ ------------ ------------
Income before income taxes.............   279,390,051   88,352,236   50,077,233
Income tax expense.....................   111,545,939   21,751,209          --
                                         ------------ ------------ ------------
Net income.............................  $167,844,112 $ 66,601,027 $ 50,077,233
                                         ============ ============ ============
Basic earnings per share...............  $       1.52 $       0.70 $       0.58
                                         ============ ============ ============
Diluted earnings per share.............  $       1.46 $       0.70 $       0.58
                                         ============ ============ ============
Shares used in basic earnings per share
 calculation (see Note 11).............   110,316,709   95,022,222   85,603,272
                                         ============ ============ ============
Shares used in diluted earnings per
 share calculation (see Note 11).......   115,250,429   95,022,222   85,603,272
                                         ============ ============ ============


  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT/TRIMARK GROUP, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (MEMBERS') EQUITY

             For the Years Ended December 31, 1997, 1998 and 1999

                     Roundtable Partners, L.L.C.                           Knight/Trimark Group, Inc.
                  ----------------------------------- ----------------------------------------------------------------------
                                                                                   Class B
                     Common Units                      Class A Common Stock     Common Stock        Additional
                  --------------------  Undistributed ---------------------- --------------------    Paid-in      Retained
                   Units      Amount       Income       Shares      Amount     Shares     Amount     Capital      Earnings
                  --------  ----------  ------------- ----------- ---------- ----------  --------  ------------ ------------
Balance, January
 1, 1997........   738,097  $7,380,970   $22,605,548          --  $      --         --   $    --   $        --  $        --
Net income......       --          --     50,077,233          --         --         --        --            --           --
Distributions on
 Common Units...       --          --    (25,742,857)         --         --         --        --            --           --
Resignation of
 Member.........    (3,600)    (36,000)     (311,433)         --         --         --        --            --           --
                  --------  ----------   -----------  ----------- ---------- ----------  --------  ------------ ------------
Balance,
 December 31,
 1997...........   734,497   7,344,970    46,628,491          --         --         --        --            --           --
Distributions on
 Common Units...       --          --    (57,265,529)         --         --         --        --            --           --
Net income for
 the period from
 January 1, 1998
 through July
 12, 1998 (see
 Notes 2 and
 3).............       --          --     36,790,346          --         --         --        --            --           --
Reorganization,
 July 13, 1998
 (see
 Notes 2 and
 3).............  (734,497) (7,344,970)  (26,153,308)  76,928,102    769,281  7,885,396    78,854    32,650,143          --
Exercise of
 Brown option
 (see
 Notes 2 and 3)..      --          --            --       789,774      7,898        --        --         63,532          --
Net proceeds
 from initial
 public offering
 (see Note 3)...       --          --            --    20,376,492    203,765        --        --    136,319,005          --
Issuance of
 restricted
 stock to
 directors......       --          --            --        30,000        300        --        --        217,200          --
Net income for
 the period from
 July 13, 1998
 through
 December 31,
 1998...........       --          --            --           --         --         --        --            --    29,810,681
                  --------  ----------   -----------  ----------- ---------- ----------  --------  ------------ ------------
Balance,
 December 31,
 1998...........       --          --            --    98,124,368    981,244  7,885,396    78,854   169,249,880   29,810,681
Net proceeds
 from stock
 offering.......       --          --            --     4,849,440     48,494        --        --     80,171,043          --
Conversion of
 Class B Common
 Stock into
 Class A Common
 Stock..........       --          --            --     7,885,396     78,854 (7,885,396)  (78,854)          --           --
Net income......       --          --            --           --         --         --        --            --   167,844,112
Stock options
 exercised......       --          --            --       757,265      7,573        --        --      5,477,629          --
Income tax
 benefit--stock
 options
 exercised......       --          --            --           --         --         --        --     10,311,592          --
                  --------  ----------   -----------  ----------- ---------- ----------  --------  ------------ ------------
Balance,
 December 31,
 1999...........       --   $      --    $       --   111,616,469 $1,116,165        --   $    --   $265,210,144 $197,654,793
                  ========  ==========   ===========  =========== ========== ==========  ========  ============ ============
                     Total
                  -------------
Balance, January
 1, 1997........  $ 29,986,518
Net income......    50,077,233
Distributions on
 Common Units...   (25,742,857)
Resignation of
 Member.........      (347,433)
                  -------------
Balance,
 December 31,
 1997...........    53,973,461
Distributions on
 Common Units...   (57,265,529)
Net income for
 the period from
 January 1, 1998
 through July
 12, 1998 (see
 Notes 2 and
 3).............    36,790,346
Reorganization,
 July 13, 1998
 (see
 Notes 2 and
 3).............           --
Exercise of
 Brown option
 (see
 Notes 2 and 3)..       71,430
Net proceeds
 from initial
 public offering
 (see Note 3)...   136,522,770
Issuance of
 restricted
 stock to
 directors......       217,500
Net income for
 the period from
 July 13, 1998
 through
 December 31,
 1998...........    29,810,681
                  -------------
Balance,
 December 31,
 1998...........   200,120,659
Net proceeds
 from stock
 offering.......    80,219,537
Conversion of
 Class B Common
 Stock into
 Class A Common
 Stock..........           --
Net income......   167,844,112
Stock options
 exercised......     5,485,202
Income tax
 benefit--stock
 options
 exercised......    10,311,592
                  -------------
Balance,
 December 31,
 1999...........  $463,981,102
                  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Years Ended December 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
Cash flows from operating activities
Net income...........................  $167,844,112  $ 66,601,027  $ 50,077,233
Adjustments to reconcile net income
 to net cash provided by operating
 activities
Depreciation and amortization........     9,132,325     5,887,593     4,225,286
Issuance of restricted stock to
 Directors...........................           --        217,500           --
(Increase) in operating assets
 Securities owned....................   (35,340,267)  (38,750,106)  (14,945,407)
 Receivable from clearing brokers....   (85,954,759)  (77,351,554)   (6,995,944)
 Other assets........................    (9,769,788)   (2,933,354)     (225,200)
Increase (decrease) in operating
 liabilities
 Securities sold, not yet purchased..    20,940,006    87,848,360     2,039,456
 Accrued compensation expense........    28,689,380    10,416,442     1,926,644
 Accrued execution and clearance
  fees...............................     1,472,961     2,931,950       791,673
 Accrued payments for order flow.....     5,306,186     4,908,277       865,790
 Accounts payable, accrued expenses
  and other liabilities..............    12,280,459     3,883,770      (517,700)
 Income taxes payable................    13,707,317     2,285,620           --
 Interest payable on Preferred
  Units..............................           --       (424,981)     (171,897)
                                       ------------  ------------  ------------
  Net cash provided by operating
   activities........................   128,307,932    65,520,544    37,069,934
                                       ------------  ------------  ------------
Cash flows from investing activities
Purchase of business and net assets
 of Tradetech Securities, L.P........           --            --       (750,000)
Payment of contingent consideration..    (5,953,219)   (4,076,896)   (1,685,385)
Investments..........................   (10,783,342)   (1,913,000)          --
Sale of fixed assets.................           --            --      1,413,115
Purchases of fixed assets and
 leasehold improvements..............   (11,104,303)   (8,886,025)   (4,429,389)
                                       ------------  ------------  ------------
 Net cash used in investing
  activities.........................   (27,840,864)  (14,875,921)   (5,451,659)
                                       ------------  ------------  ------------
Cash flows from financing activities
Proceeds from short-term loan........           --     30,000,000           --
Repayment of short-term loan.........   (10,000,000)  (20,000,000)          --
Repayment of subordinated note.......           --       (500,000)          --
Stock options exercised..............     5,485,202           --            --
Income tax credit--stock options.....    10,311,592           --            --
Net proceeds from initial public
 offering............................           --    136,522,770           --
Net proceeds from exercise of Brown
 option..............................           --         71,430           --
Net proceeds from secondary stock
 offering............................    80,219,537           --            --
Decrease in liability for capital
 lease...............................           --            --       (283,228)
Redemptions of Mandatorily Redeemable
 Preferred A Units...................           --    (12,483,610)  (10,147,050)
Redemptions of Mandatorily Redeemable
 Preferred B Units...................           --    (15,000,000)          --
Resignation of Member................           --            --       (422,463)
Distributions on Common Units........           --    (65,670,855)  (22,321,502)
                                       ------------  ------------  ------------
 Net cash provided by (used in)
  financing activities...............    86,016,331    52,939,735   (33,174,243)
                                       ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents.........................   186,483,399   103,584,358    (1,555,968)
Cash and cash equivalents at
 beginning of year...................   117,381,556    13,797,198    15,353,166
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $303,864,955  $117,381,556  $ 13,797,198
                                       ============  ============  ============
Supplemental disclosure of cash flow
 information:
 Cash paid for interest..............  $    709,854  $  2,069,809  $  2,144,877
                                       ============  ============  ============
 Cash paid for income taxes..........  $ 97,838,622  $ 19,662,278  $        --
                                       ============  ============  ============
Supplemental information pertaining
 to noncash investing and financing
 activities:

   During April 1998, the Company terminated a capital lease with a remaining obligation of $713,207. The net book value of the equipment under such capital lease was $619,747.
   During 1999, all outstanding shares of Class B Common Stock were converted into shares of Class A Common Stock.

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

   Knight/Trimark Group, Inc. ("Knight/Trimark") was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C. ("Roundtable") (see Note 2) (hereafter, references to the "Company" refer to Knight/Trimark or Roundtable, as appropriate). Knight/Trimark owns and operates the securities market-making businesses of its wholly-owned subsidiaries, Knight Securities, L.P. ("Knight") and Trimark Securities, Inc. ("Trimark").

   The Company and its subsidiaries operate in one segment and line of business--equity securities market-making. Knight operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board. Trimark operates as a market maker in the over-the-counter market for equity securities that are listed on the New York and American Stock Exchanges ("listed securities"). Knight and Trimark are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission") and are members of the National Association of Securities Dealers, Inc. ("NASD").

2. Roundtable Partners, L.L.C.

   Roundtable was organized in March 1995 to own and operate the securities market-making businesses of the predecessors to Knight and Trimark, respectively. Roundtable was owned 40% by key employees (the "Management Investors") and 60% by a consortium of independent securities firms and investors (the "Non-Management Investors"). Certain Management Investors also received Mandatorily Redeemable Preferred B Units (the "Preferred B Units") of Roundtable in consideration for the contribution of their business to Roundtable, while the Non-Management Investors received Mandatorily Redeemable Preferred A Units (the "Preferred A Units") in return for cash consideration in a ratio of six Preferred A Units to one Common Unit. In connection with a reorganization and initial public offering of the Company's Common Stock (the "initial public offering") on July 13, 1998, the owners of Roundtable elected to exchange their membership interests in Roundtable for shares of Common Stock of the Company (see Note 3). Additionally, the Preferred A and B Units were redeemed and retired in their entirety. All redemptions were made at book value.

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

                           KNIGHT/TRIMARK GROUP, INC.

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

   In April 1999, the Company's Board of Directors approved a two-for-one stock split of the Company's Class A and Class B Common Stock. Shareholders of record as of the close of business on April 30, 1999 received, in the form of a stock dividend, one additional share for each share held by them. On May 14, 1999, the transfer agent distributed the additional shares. All share and per share amounts presented in this document have been adjusted to reflect the stock split.

   On October 8, 1998, the Company's Board of Directors approved a program to repurchase, over a period of up to eighteen months, up to 3 million shares of outstanding Class A Common Stock up to a total aggregate amount not to exceed $20 million. On July 21, 1999, the Board of Directors cancelled the repurchase program. The Company did not repurchase any shares under this program.

4. Significant Accounting Policies

 Basis of consolidation and form of presentation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

 Cash equivalents

   Cash equivalents represent money market accounts, which are payable on demand, or short-term investments with an original maturity of less than 30 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

 Investments

   Investments on the Consolidated Statement of Financial Condition comprises ownership interests of less than 20% in non-publicly traded companies which are accounted for under the equity method or the cost basis of accounting.

 Trading activities

   Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to other broker-dealers for directing their order executions to the Company. The Company records interest income net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities sold, not yet purchased, and interest on subordinated notes and short-term debt. Interest expense incurred during 1999 amounted to approximately $3.7 million.

                           KNIGHT/TRIMARK GROUP, INC.

 Mandatorily redeemable preferred units

   The Preferred A and Preferred B Units were mandatorily redeemable and the distributions on such units have been classified as interest expense in the Consolidated Statements of Income.

 Depreciation, amortization and occupancy

   Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the life of the related office lease. The Company records rent expense on a straight-line basis over the life of the lease.

 Income taxes

   Income tax expense in the Consolidated Statements of Income represents income taxes incurred from July 13, 1998, the date of the Reorganization, through December 31, 1998 and for the year ended December 31, 1999. Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. Subsequent to the Reorganization, the Company is subject to federal income taxes and state income taxes in New York, New Jersey and other states.

   The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the accruing amounts and tax bases of assets and liabilities using enacted tax rates.

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

5. Investments

   The largest component of Investments is a 19.49% interest in EASDAQ (the European Association of Securities Dealers Automated Quotations) which the Company purchased for approximately $9.1 million. EASDAQ is a pan-European stock market for international growth and technology companies.

6. Significant Customers

   Before the Reorganization and initial public offering, Roundtable was owned by a consortium of independent securities firms and investors (the "Broker Dealer Owners"). Under Roundtable's limited liability

                           KNIGHT/TRIMARK GROUP, INC.

company agreement, the Broker Dealer Owners, who were considered affiliated companies, shared in Roundtable's profits in proportion to their equity interests and the quantity of order flow they directed to the Company. After the initial public offering, this profit sharing practice was discontinued and these Broker Dealer Owners do not receive any special inducement to provide the Company with order flow. Subsequent to the initial public offering, the Company considers affiliates to be holders of 10% or more of the Company's outstanding common stock ("Affiliates"). During 1999 there were no Affiliates of the Company.

   Three customers provided 12%, 11% and 10%, respectively, of the Company's order flow for the year ended December 31, 1999 as measured in share volume. Rebates paid to these firms amounted to $28,732,196, $15,155,568 and $19,575,232, respectively, during the same period. One of these customers acts as a clearing broker for Trimark.

7. Goodwill

   The Company's acquisition of the business of Trimark Securities, L.P. during 1995 was recorded under the purchase method and the carrying values of the assets and liabilities acquired were adjusted to their fair market values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired of $13,960,195 was recorded as goodwill and is being amortized over a period of 10 years. In connection with the acquisition, the Company entered into an agreement which entitles the former owners to receive additional consideration during the five years immediately subsequent to the acquisition, equal to 10% of Trimark's pre-tax earnings, before amortization of goodwill and depreciation on fixed assets initially purchased. The additional consideration represents contingent consideration to be paid in connection with the Trimark acquisition. All amounts paid under this arrangement are being capitalized as additional purchase price (goodwill) and amortized over the remainder of the original ten-year amortization period.

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

   The total contingent consideration paid and recorded as goodwill by the Company was as follows:

                                            Trimark      Tradetech
                                          Additional    Additional
                                         Consideration Consideration   Total
                                         ------------- ------------- ----------
For the year ended December 31, 1997....  $1,466,812    $  218,573   $1,685,385
For the year ended December 31, 1998....   2,155,007     1,921,889    4,076,896
For the year ended December 31, 1999....   3,098,161     2,855,058    5,953,219

                           KNIGHT/TRIMARK GROUP, INC.

8. Fixed Assets and Leasehold Improvements

   Fixed assets and leasehold improvements comprise the following:

                                                              December 31,
                                           Depreciation  -----------------------
                                              Period        1999        1998
                                           ------------- ----------- -----------
   Computer hardware and software.........       3 years $16,747,408 $ 9,580,193
   Leasehold improvements................. Life of Lease   5,315,479   3,620,916
   Telephone system.......................       5 years   3,170,016   2,193,653
   Furniture and fixtures.................       7 years   1,538,375     911,107
   Trading systems........................       5 years   1,425,347   1,425,347
   Equipment..............................       5 years   1,323,813     760,922
                                                         ----------- -----------
                                                          29,520,438  18,492,138
   Less--Accumulated depreciation and amortization......  12,091,196   6,477,147
                                                         ----------- -----------
                                                         $17,429,242 $12,014,991
                                                         =========== ===========

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

9. Short-Term Financing

   On June 19, 1998, the Company entered into an unsecured $30.0 million loan agreement with an affiliate of one of its clearing brokers. Such loan paid interest monthly based on the London Interbank Offered Rate and was to mature on June 19, 1999. The loan agreement allowed for scheduled principal pre-payments without penalty. During 1998, the Company made principal pre-payments under the loan of $20.0 million. On January 19, 1999, the Company repaid the final $10.0 million. Interest expense incurred on such loan for the years ended December 31, 1999 and 1998 amounted to $39,734 and $946,752, respectively.

10. Commitments and Contingent Liabilities

   The Company leases office space under noncancellable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was as follows:

   For the year ended December 31, 1997............................. $1,258,827
   For the year ended December 31, 1998.............................  1,699,963
   For the year ended December 31, 1999.............................  2,359,783

                           KNIGHT/TRIMARK GROUP, INC.

   Additionally, the Company leases computer and other equipment under noncancellable operating leases. As of December 31, 1999, future minimum rental commitments under all noncancellable operating leases were as follows:

                                              Office       Other
                                              Leases      Leases       Total
                                            ----------- ----------- -----------
   Year ending December 31, 2000........... $ 2,896,878 $ 5,616,657 $ 8,513,535
   Year ending December 31, 2001...........   3,168,314   3,964,541   7,132,855
   Year ending December 31, 2002...........   3,239,307   1,568,168   4,807,475
   Year ending December 31, 2003...........   3,284,874         --    3,284,874
   Year ending December 31, 2004...........   3,115,664         --    3,115,664
   Thereafter through December 15, 2008....   5,151,986         --    5,151,986
                                            ----------- ----------- -----------
                                            $20,857,023 $11,149,366 $32,006,389
                                            =========== =========== ===========

11. Earnings per Share

   Basic and diluted earnings per common share have been calculated by dividing net income by the sum of the weighted average shares of Class A Common Stock and Class B Common Stock outstanding during each respective period. Except for voting rights, the Class B Common Stock had identical rights and rewards as the Class A Common Stock and was automatically converted to Class A Common Stock in the event of a sale or a transfer by the owner. All outstanding shares of Class B Common Stock were converted into shares of Class A Common Stock during 1999.

   Weighted-average shares outstanding for the years ended December 31, 1996, 1997 and 1998 have been determined as if the Reorganization described in Note 3 occurred as of the earliest date presented. For the years ended December 31, 1998 the Company's outstanding options did not have a dilutive effect on earnings and, as such, do not affect the calculation. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended December 31, 1999:

                                                       Year ended December 31,
                                                                 1999
                                                       ------------------------
                                                       Denominator Numerator /
                                                        / shares    net income
                                                       ----------- ------------
   Shares and income used in basic calculation........ 110,316,709 $167,844,112
   Effect of dilutive stock options...................   4,933,720          --
                                                       ----------- ------------
   Shares and income used in diluted calculation...... 115,250,429 $167,844,112
                                                       =========== ============
   Basic earnings per share...........................             $       1.52
                                                                   ============
   Diluted earnings per share.........................             $       1.46
                                                                   ============

12. Employee Benefit Plan

   The Company sponsors a 401(k) Profit Sharing Plan (the "Plan") in which substantially all of its employees are eligible to participate. Under the terms of the Plan, the Company is required to make annual contributions to the Plan equal to 50% of the contributions made by its employees, up to certain limitations. The total expense recognized with respect to the Plan was as follows:

   For the year ended December 31, 1997............................. $  681,927
   For the year ended December 31, 1998.............................  1,120,907
   For the year ended December 31, 1999.............................  1,608,036

                           KNIGHT/TRIMARK GROUP, INC.

13. Income Taxes

   The Company and its subsidiaries file a consolidated federal income tax return. Before the Reorganization, Roundtable was a limited liability company and was not subject to federal or state income taxes. Subsequent to the Reorganization, the Company was subject to federal income taxes and state income taxes in New York, New Jersey and other states. Actual income tax expense on the Consolidated Statements of Income represents income taxes incurred from July 13, 1998, the date of the Reorganization, through December 31, 1998. The following is a reconciliation of the actual provision for income taxes for the year ended December 31, 1999 and for the period from July 13, 1998 through December 31, 1998 and the amount computed by applying the Federal statutory rate to income before income taxes:

                                                                     1999  1998
                                                                     ----  ----
   Federal statutory income tax rate...............................  35.0% 35.0%
   State and local income taxes, net of federal income tax
    benefit........................................................   3.7   5.9
   Other, net, primarily the amortization of goodwill and a portion of business development expenses and, in 1999, nondeductible
    merger costs...................................................   0.7   1.3
                                                                     ----  ----
                                                                     39.4% 42.2%
                                                                     ====  ====

14. Long-Term Incentive Plans

   In connection with the Reorganization and Offering, the Company established the Knight/Trimark Group, Inc. 1998 Long Term Incentive Plan and the Knight/Trimark Group, Inc. 1998 Nonemployee Director Stock Option Plan (together, the "Plans") to provide long-term incentive compensation to selected employees and directors of Knight/Trimark and its subsidiaries. The Plans are administered by the compensation committee of the Company's Board of Directors, and allow for the grant of options, restricted stock and restricted stock units, as defined by the Plans. The maximum number of shares of Class A Common Stock reserved for the grant of awards under the Plans is 14,819,000, subject to adjustment. In addition, the Plans limit the number of shares which may be granted to a single individual and the Plans also limit the number of shares of restricted stock which may be awarded.

                           KNIGHT/TRIMARK GROUP, INC.

   It is the Company's policy to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options vest over a four-year period and expire on the tenth anniversary of the grant date. The Company has the right to fully vest employees in their option grants upon retirement. The following is a reconciliation of option activity for the Plans for the years ended December 31, 1999 and 1998, and a summary of options outstanding and exercisable at December 31, 1999:

                                                  1999                  1998
                                          --------------------- ---------------------
                                                      Weighted-             Weighted-
                                                       Average               Average
                                          Number of   Exercise  Number of   Exercise
                                           Options      Price    Options      Price
                                          ----------  --------- ----------  ---------
   Outstanding, January 1...............  10,237,000   $ 7.24          --     $ --
   Granted at market value..............   1,058,500    41.83   10,198,000     7.25
   Granted above market value...........         --       --       150,000     6.54
   Exercised............................    (757,265)    7.24          --       --
   Surrendered..........................    (104,500)    8.37     (111,000)    7.25
                                          ----------   ------   ----------    -----
   Outstanding at December 31...........  10,433,735   $10.74   10,237,000    $7.24
                                          ==========   ======   ==========    =====
   Exercisable at December 31...........   1,914,985   $ 7.51       90,000    $7.25
                                          ==========   ======   ==========    =====
   Available for future grants at
    December 31.........................   3,628,000             4,582,000
                                          ==========            ==========
   Weighted average fair value of grants
    during the year (at market value)...               $21.97                 $2.73
                                                       ======                 =====
   Weighted average fair value of grants
    during the year (greater than market
    value)..............................                                      $0.96
                                                                              =====

                                     Options Outstanding         Options Exercisable
                              --------------------------------- ---------------------
                                           Weighted-
                                            Average   Weighted-             Weighted-
                                           Remaining   Average    Number     Average
                              Outstanding Contractual Exercise  Exercisable Exercise
   Range of Exercise Prices   at 12/31/99    Life       Price   at 12/31/99   Price
   ------------------------   ----------- ----------- --------- ----------- ---------
   $ 6.54..................      143,000     8.80      $ 6.54       28,000   $ 6.54
   $ 7.25..................    9,238,235     8.45        7.25    1,878,985     7.25
   $10.75--$48.05..........      542,000     9.28       26.90          --       --
   $52.63--$71.99..........      470,500     9.24       56.56        8,000    71.38
   $73.22..................       40,000     9.38       73.22          --       --

   In addition, concurrent with the closing of the initial public offering, the Company granted a total of 30,000 restricted shares of Class A Common Stock to certain directors of the Company under the 1998 Non-employee Director Stock Option Plan and recorded compensation expense of $217,500 during 1998 for the fair value of the shares on the date of grant, which has been included in Other Expenses in the Consolidated Statements of Income.

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

                           KNIGHT/TRIMARK GROUP, INC.

Company's net income and earnings per share amounts for the years ended December 31, 1998 and 1999 would have been as follows:

                                                           1999        1998
                                                       ------------ -----------
   Net income, as reported............................ $167,844,112 $66,601,027
   Pro forma net income...............................  157,455,783  62,899,203
   Basic earnings per share, as reported..............         1.52         .70
   Diluted earnings per share, as reported............         1.46         .70
   Pro forma basic earnings per share.................         1.43         .66
   Pro forma diluted earnings per share...............         1.37         .66

   The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                                     1999  1998
                                                                     ----  ----
   Dividend yield................................................... 0.0%  0.0%
   Expected volatility..............................................  70%   44%
   Risk-free interest rate.......................................... 6.0%  5.5%
   Expected life (in years).........................................   5     5

15. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

   As a market maker of OTC and listed stocks, the majority of the Company's securities transactions are conducted as principal with broker-dealer and institutional counterparties primarily located in the United States. The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreement between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. The Company's policy is to monitor the credit standing of the clearing brokers and all counterparties with which it conducts business. Additionally, as of December 31, 1999, the Company's credit exposures were concentrated with the clearing brokers and amounted to $193.5 million. As of December 31, 1999, the clearing brokers also held, as custodians, securities owned by the Company with a market value of $136 million.

   The net receivable (payable) for securities transactions that have not reached their contractual settlement date amounted to $49,493,896 and $(5,126,772) at December 31, 1999 and 1998, respectively. Such amounts are included within receivable from clearing brokers on the Consolidated Statements of Financial Condition.

   Securities sold, not yet purchased represent obligations to purchase such securities at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

16. Net Capital Requirements

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

   At December 31, 1999, Knight had net capital of $246,772,665, which was $242,780,739 in excess of its required net capital of $3,991,926, and Trimark had net capital of $39,673,991, which was $38,520,006 in excess of its required net capital of $1,153,985.

                           KNIGHT/TRIMARK GROUP, INC.

17. Condensed Financial Statements of Knight/Trimark Group, Inc. (parent only)

   Presented below are the Condensed Statements of Financial Condition, Income and Cash Flows for the Company on an unconsolidated basis.

                       Statements of Financial Condition

                    Knight/Trimark Group, Inc. (parent only)

                                                            December 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------ ------------
Assets
Cash and cash equivalents............................ $ 99,728,732 $ 28,088,538
Securities owned, at market value....................          --     1,285,525
Investments in subsidiaries, equity method...........  375,304,961  181,027,307
Receivable from subsidiaries.........................   18,450,185    2,615,846
Other assets.........................................    9,106,225      535,472
                                                      ------------ ------------
  Total assets....................................... $502,590,103 $213,552,688
                                                      ============ ============
Liabilities and Stockholders' Equity
Liabilities
Short-term loan...................................... $        --  $ 10,000,000
Accrued compensation payable.........................    5,858,946          --
Accounts payable and accrued expenses................   15,193,968    1,123,309
Income taxes payable.................................   17,556,087    2,308,720
                                                      ------------ ------------
  Total liabilities..................................   38,609,001   13,432,029
  Total stockholders' equity.........................  463,981,102  200,120,659
                                                      ------------ ------------
  Total liabilities and stockholders' equity......... $502,590,103 $213,552,688
                                                      ============ ============

                              Statements of Income

                    Knight/Trimark Group, Inc. (parent only)

                                            For the Years Ended December 31,
                                          -------------------------------------
                                              1999         1998        1997
                                          ------------  ----------- -----------
Revenues
Equity in earnings of subsidiaries....... $174,046,732  $73,518,890 $54,202,490
Other....................................    3,857,671      266,970     148,533
                                          ------------  ----------- -----------
  Total revenues.........................  177,904,403   73,785,860  54,351,023
                                          ------------  ----------- -----------
Expenses
Merger-related expenses..................    5,189,295          --          --
Business development expenses............    4,779,582        8,123       4,239
Compensation expense.....................          --     1,200,000         --
Payments for order flow..................          --     1,189,331   1,865,222
Interest on Preferred Units..............          --       714,905   1,940,972
Other....................................    3,011,879    1,716,332     463,357
                                          ------------  ----------- -----------
  Total expenses.........................   12,980,756    4,828,691   4,273,790
                                          ------------  ----------- -----------
Income before income taxes...............  164,923,647   68,957,169  50,077,233
Income tax (benefit) expense.............   (2,920,465)   2,356,142         --
                                          ------------  ----------- -----------
  Net income............................. $167,844,112  $66,601,027 $50,077,233
                                          ============  =========== ===========

                           KNIGHT/TRIMARK GROUP, INC.

                            Statements of Cash Flows

                    Knight/Trimark Group, Inc. (parent only)

                                           For the Years Ended December 31,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------  -----------  -----------
Cash flows from operating activities
Net income.............................  $167,844,112  $66,601,027  $50,077,233
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities
Equity in earnings of subsidiaries.....  (174,046,732) (73,518,890) (54,202,490)
Issuance of restricted stock to
 directors.............................           --       217,500          --
(Increase) decrease in operating assets
  Securities owned.....................     1,285,525      255,513      494,419
  Receivable from subsidiaries.........   (15,834,339)  (2,615,846)         --
  Other assets.........................    (8,570,753)    (312,564)      90,557
Increase (decrease) in operating
 liabilities
  Compensation payable.................     5,858,946          --           --
  Accounts payable, accrued expenses
   and other liabilities...............    14,070,659      297,286      365,879
  Income taxes payable.................    15,247,367    2,308,720          --
  Interest payable on Preferred Units..            -      (424,981)    (171,898)
                                         ------------  -----------  -----------
   Net cash provided by (used in)
    operating activities...............     5,854,785   (7,192,235)  (3,346,300)
                                         ------------  -----------  -----------
Cash flows from investing activities
Capital contributions to subsidiaries..   (20,230,922) (71,448,000)         --
                                         ------------  -----------  -----------
   Net cash used in investing
    activities.........................   (20,230,922) (71,448,000)         --
                                         ------------  -----------  -----------
Cash flows from financing activities
Proceeds from short-term loan..........           --    30,000,000          --
Repayment of short-term loan...........   (10,000,000) (20,000,000)         --
Repayment of subordinated note.........           --      (500,000)         --
Net proceeds from secondary stock
 offering..............................    80,219,537          --           --
Exercise of stock options..............     5,485,202          --           --
Income tax credit--stock options.......    10,311,592          --           --
Net proceeds from initial public
 offering..............................           --   136,522,770          --
Net proceeds from exercise of Brown
 option................................           --        71,430          --
Dividends received from subsidiaries...           --    52,569,664   34,604,999
Redemptions of Mandatorily Redeemable
 Preferred A Units.....................           --   (12,483,610) (10,147,050)
Redemptions of Mandatorily Redeemable
 Preferred B Units.....................           --   (15,000,000)         --
Resignation of Member..................           --           --      (422,463)
Distributions on Common Units..........           --   (65,670,855) (22,321,502)
                                         ------------  -----------  -----------
   Net cash provided by financing
    activities.........................    86,016,331  105,509,399    1,713,984
                                         ------------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents...........................    71,640,194   26,869,164   (1,632,316)
Cash and cash equivalents at beginning
 of year...............................    28,088,538    1,219,374    2,851,690
                                         ------------  -----------  -----------
Cash and cash equivalents at end of
 year..................................  $ 99,728,732  $28,088,538  $ 1,219,374
                                         ============  ===========  ===========
Supplemental disclosure of cash flow
 information
   Cash paid for interest..............  $    168,638  $ 2,069,809  $ 2,144,877
                                         ============  ===========  ===========
   Cash paid for income taxes..........  $ 72,535,458  $16,926,278  $       --
                                         ============  ===========  ===========

                           KNIGHT/TRIMARK GROUP, INC.

18. Subsequent Event--Merger with Arbitrade Holdings LLC

   On January 12, 2000, the Company completed its merger with Arbitrade Holdings LLC ("Arbitrade"). Arbitrade is a technologically advanced options market maker and asset manager with operations in the U.S. and in Europe. The transaction, which was accounted for as a pooling of interests, resulted in a newly formed parent holding company that issued shares on a tax-free basis to holders of the Company's common stock and to the owners of Arbitrade.

   Following the transaction, the Company and Arbitrade became subsidiaries of the new parent holding company, which assumed the name "Knight/Trimark Group, Inc." and became the publicly traded Nasdaq company under the same ticker symbol (NITE). Arbitrade's options market making unit subsequently changed its name to "Knight Financial Products LLC."

   For additional information on the transaction, see Supplementary Schedule I on page 46.

  Supplementary Schedule I--Details of the Merger with Arbitrade Holdings LLC and Unaudited Condensed Combined Pro Forma Financial Information

   On January 6, 2000 (the "KT Closing Date"), pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of the 17th day of November, 1999, as amended, by and among KT Holding Company, a Delaware corporation ("Parent"), KT Acquisition I Corp., a Delaware corporation ("SubKT"), AH Acquisition I L.L.C., a Delaware limited liability company ("SubAH"), Knight/Trimark Group, Inc., a Delaware corporation ("KT"), Arbitrade Holdings LLC, a Delaware limited liability company ("AH") and Tarmachan Capital Management, Inc., Tarmachan Capital Co., Deephaven Inc., Gildor Trading, Inc., Irvin Kessler, Efraim Gildor, Peter Hajas, Merrill Ferguson and Mark Lyons (together, the "Members"), KT reorganized into a holding company structure as further described below.

   Separately, on January 12, 2000 (the "AH Closing Date"), pursuant to the terms of the Merger Agreement, Parent acquired from the Members all of the outstanding Class B membership interests of AH (the "AH Membership Interests"). Parent, a newly formed holding company (which was originally named KT Holding Company but upon completion of the transactions assumed the name Knight/Trimark Group, Inc. while KT assumed the name Knight/Trimark, Inc.), formed two Delaware merger subsidiaries to undertake two separate transactions. One of such subsidiaries, SubKT, was merged with and into KT on the KT Closing Date (the "KT Merger"), while the second, SubAH, was merged with and into AH on the AH Closing Date (the "AH Merger"), with the result that each of KT and AH became wholly owned subsidiaries of Parent.

   The KT Merger was undertaken in the form of a holding company reorganization pursuant to the terms of Section 251(g) of the Delaware General Corporation Law. Such a reorganization did not require stockholder approval and resulted in the automatic exchange of shares of Class A Common Stock, par value $.01 per share, of KT for shares of Class A Common Stock, par value $.01 per share, of Parent, on a one-for-one basis. The directors and officers of KT immediately prior to such closing held the same offices with Parent following the closing of the KT Merger. As a result of the KT Merger, KT is no longer a public company (but is rather a wholly owned subsidiary of Parent) and Parent replaced KT as the NASDAQ-listed publicly-owned company.

   Separately, the AH Merger resulted in AH becoming a wholly owned subsidiary of Parent. The Members received 10,505,001 shares of newly- issued Class A Common Stock of Parent in exchange for all outstanding Class B membership interests in AH, such shares of Class A Common Stock representing approximately 8.6% of the outstanding stock of Parent. The number of shares received by the Members was calculated based on an exchange ratio which was determined through arms-length negotiation.

 Unaudited Pro Forma Condensed Combined Financial Statements

   The following Unaudited Pro Forma Condensed Combined Statement of Financial Condition and Unaudited Pro Forma Condensed Combined Statements of Income ("Unaudited Pro Forma Condensed Combined Financial Statement Information") are based upon the historical consolidated financial statements of the Company and Arbitrade and have been prepared to give pro forma effect to the merger. The Unaudited Condensed Combined Pro Forma Financial Information is presented only as supplementary information, but will become the historical consolidated financial statements of the Company after financial statements covering the date of consummation of the merger are issued.

   The historical information for Arbitrade included in the Unaudited Pro Forma Condensed Combined Statement of Financial Condition and the Unaudited Pro Forma Condensed Combined Statements of Income as of December 31, 1999 and for the years ended December 31, 1999, 1998 and 1997, respectively, have been derived from the audited consolidated financial statements of Arbitrade for such periods which are not included in this Form 10-K. The Unaudited Pro Forma Condensed Combined Statement of Financial Condition as of December 31, 1999 gives pro forma effect to the merger of a wholly owned subsidiary of the Company with and into Arbitrade (the "Merger") and the issuance of 10,505,001 shares of the Company's Class A Common Stock to the holders of the outstanding class B membership interests of Arbitrade as if such transactions

  Supplementary Schedule I--Details of the Merger with Arbitrade Holdings LLC and Unaudited Condensed Combined Pro Forma Financial Information--(Continued)

occurred as of December 31, 1999. The Unaudited Pro Forma Condensed Combined Statements of Income for the years ended December 31, 1999, 1998 and 1997 give pro forma effect to the Merger as if it occurred as of January 1, 1997.

   The Unaudited Pro Forma Condensed Combined Financial Statement Information and accompanying notes should be read in conjunction with the historical consolidated financial statements of the Company and Arbitrade. The Unaudited Pro Forma Condensed Combined Financial Statement Information presented is not necessarily indicative of the results of operations that might have occurred had the Merger actually taken place as of the dates specified, or that may be expected to occur in the future.

                           Knight/Trimark Group, Inc.

    Unaudited Pro Forma Condensed Combined Statement of Financial Condition

                               December 31, 1999

                                  Historical
                          ---------------------------   Pro Forma         Pro Forma
                          Knight/Trimark  Arbitrade    Adjustments         Combined
                          -------------- ------------ --------------    --------------
Assets
  Cash and cash
   equivalents..........   $303,864,955  $    188,599 $          --     $  304,053,554
  Securities owned, at
   market value.........    135,816,418   774,416,498            --        910,232,916
  Receivable from
   clearing brokers.....    193,458,033    21,965,175            --        215,423,208
  Other assets..........     61,977,721    48,598,407            --        110,576,128
                           ------------  ------------ --------------    --------------
  Total assets..........   $695,117,127  $845,168,679 $          --     $1,540,285,806
                           ============  ============ ==============    ==============
Liabilities and
 Stockholders' Equity
 Liabilities
  Securities sold, not
   yet purchased, at
   market value.........   $129,849,223  $591,069,790 $          --     $  720,919,013
  Payable to clearing
   brokers..............            --    159,943,018            --        159,943,018
  Accrued compensation
   expense..............     45,218,384    12,016,224            --         57,234,608
  Other liabilities.....     56,068,418    46,889,647            --        102,958,065
                           ------------  ------------ --------------    --------------
  Total liabilities.....    231,136,025   809,918,679            --      1,041,054,704
                           ------------  ------------ --------------    --------------
 Stockholders'
  (members') equity
  Class A Common Stock..      1,116,165           --        105,050 (a)      1,221,215
  Additional paid-in
   capital..............    265,210,144           --     35,144,950 (a)    300,355,094
  Retained earnings.....    197,654,793           --             --        197,654,793
  Members' equity.......            --     35,250,000  (35,250,000) (a)            --
                           ------------  ------------ --------------    --------------
  Total stockholders'
   (members') equity....    463,981,102    35,250,000            --        499,231,102
                           ------------  ------------ --------------    --------------
  Total liabilities and
   stockholders'
   (members') equity....   $695,117,127  $845,168,679 $          --     $1,540,285,806
                           ============  ============ ==============    ==============

  Supplementary Schedule I--Details of the Merger with Arbitrade Holdings LLC and Unaudited Condensed Combined Pro Forma Financial Information--(Continued)


                           Knight/Trimark Group, Inc.

           Unaudited Pro Forma Condensed Combined Statement of Income

                      For the Year Ended December 31, 1999

                                 Historical
                         --------------------------  Pro Forma       Pro Forma
                         Knight/Trimark  Arbitrade  Adjustments       Combined
                         -------------- ----------- ------------    ------------
Revenues
  Net trading revenue...  $771,437,707  $73,667,659 $        --     $845,105,366
  Asset management and
   incentive fees.......           --    18,665,143          --       18,665,143
  Interest, net, and
   other income.........    29,289,947    1,258,237          --       30,548,184
                          ------------  ----------- ------------    ------------
    Total revenues......   800,727,654   93,591,039          --      894,318,693
                          ------------  ----------- ------------    ------------
Expenses
  Employee compensation
   and benefits.........   242,145,274   26,301,522   7,582,464 (b)  276,029,260
  Payments for order
   flow.................   138,696,689          --           --      138,696,689
  Execution and
   clearance fees and
   exchange seat
   leases...............    79,321,769   10,253,626          --       89,575,395
  Merger related
   expenses.............     5,189,295    4,780,000          --        9,969,295
  Other.................    55,984,576    8,789,468          --       64,774,044
                          ------------  ----------- ------------    ------------
    Total expenses......   521,337,603   50,124,616    7,582,464     579,044,683
                          ------------  ----------- ------------    ------------
Income before income
 taxes..................   279,390,051   43,466,423   (7,582,464)    315,274,010
Income tax expense......   111,545,939          --           --      111,545,939
Pro forma income tax
 expense................           --           --   15,250,682 (c)   15,250,682
                          ------------  ----------- ------------    ------------
Net income..............  $167,844,112  $43,466,423 $(22,833,146)   $188,477,389
                          ============  =========== ============    ============
Basic earnings per
 share..................  $       1.52                              $       1.56
                          ============                              ============
Diluted earnings per
 share..................  $       1.46                              $       1.50
                          ============                              ============
Shares used in basic
 earnings per share
 calculations...........   110,316,709               10,505,001 (d)  120,821,710
                          ============              ============    ============
Shares used in diluted
 earnings per share
 calculations...........   115,250,429               10,505,001 (d)  125,755,430
                          ============              ============    ============

  Supplementary Schedule I--Details of the Merger with Arbitrade Holdings LLC and Unaudited Condensed Combined Pro Forma Financial Information--(Continued)

                           Knight/Trimark Group, Inc.

           Unaudited Pro Forma Condensed Combined Statement of Income

                      For the Year Ended December 31, 1998

                                 Historical
                         --------------------------  Pro Forma       Pro Forma
                         Knight/Trimark  Arbitrade  Adjustments       Combined
                         -------------- ----------- ------------    ------------
Revenues
  Net trading revenue...  $348,209,464  $47,207,083 $        --     $395,416,547
  Asset management and
   incentive fees.......            --    6,134,265          --        6,134,265
  Interest, net, and
   other income.........     7,567,186    1,916,634          --        9,483,820
                          ------------  ----------- ------------    ------------
    Total revenues......   355,776,650   55,257,982          --      411,034,632
                          ------------  ----------- ------------    ------------
Expenses
  Employee compensation
   and benefits.........   108,321,436   14,701,359   5,096,915 (b)  128,119,710
  Payments for order
   flow.................    82,499,233          --           --       82,499,233
  Execution and
   clearance fees and
   exchange seat
   leases...............    45,718,605    5,005,499          --       50,724,104
  Merger related
   expenses.............           --           --           --              --
  Other.................    30,885,140    5,821,694          --       36,706,834
                          ------------  ----------- ------------    ------------
    Total expenses......   267,424,414   25,528,552    5,096,915     298,049,881
                          ------------  ----------- ------------    ------------
Income before income
 taxes..................    88,352,236   29,729,430   (5,096,915)    112,984,751
Income tax expense......    21,751,209      500,000          --       22,251,209
Pro forma income tax
 expense................    15,819,847          --    9,968,819 (c)   25,788,666
                          ------------  ----------- ------------    ------------
Net income..............  $ 50,781,180  $29,229,430 $(15,065,734)   $ 64,944,876
                          ============  =========== ============    ============
Basic earnings per
 share..................  $       0.53                              $       0.63
                          ============                              ============
Diluted earnings per
 share..................  $       0.53                              $       0.63
                          ============                              ============
Shares used in basic
 earnings per share
 calculations...........    95,022,222                8,093,490 (d)  103,115,712
                          ============              ============    ============
Shares used in diluted
 earnings per share
 calculations...........    95,022,222                8,093,490 (d)  103,115,712
                          ============              ============    ============

  Supplementary Schedule I--Details of the Merger with Arbitrade Holdings LLC and Unaudited Condensed Combined Pro Forma Financial Information--(Continued)


                           Knight/Trimark Group, Inc.

           Unaudited Pro Forma Condensed Combined Statement of Income

                      For the Year Ended December 31, 1997

                                 Historical
                         --------------------------   Pro Forma       Pro Forma
                         Knight/Trimark  Arbitrade   Adjustments       Combined
                         -------------- -----------  ------------    ------------
Revenues
  Net trading revenue...  $223,922,643  $38,293,902  $        --     $262,216,545
  Asset management and
   incentive fees.......            --    7,389,188           --        7,389,188
  Interest, net, and
   other income.........     2,686,226     (122,434)          --        2,563,792
                          ------------  -----------  ------------    ------------
    Total revenues......   226,608,869   45,560,656           --      272,169,525
                          ------------  -----------  ------------    ------------
Expenses
  Employee compensation
   and benefits.........    57,863,689   13,113,807    4,646,837 (b)   75,624,333
  Payments for order
   flow.................    66,912,040          --            --       66,912,040
  Execution and
   clearance fees and
   exchange seat
   leases...............    32,068,573    2,544,097           --       34,612,670
  Merger related
   expenses.............           --           --            --              --
  Other.................    19,687,334    3,173,839           --       22,861,173
                          ------------  -----------  ------------    ------------
    Total expenses......   176,531,636   18,831,743     4,646,837     200,010,216
                          ------------  -----------  ------------    ------------
Income before income
 taxes..................    50,077,233   26,728,913    (4,646,837)     72,159,309
Income tax expense......           --           --            --              --
Pro forma income tax
 expense................    21,533,210          --     9,384,882 (c)   30,918,092
                          ------------  -----------  ------------    ------------
Net income..............  $ 28,544,023  $26,728,913  $(14,031,719)   $ 41,241,217
                          ============  ===========  ============    ============
Basic earnings per
 share..................  $        .33                               $       0.44
                          ============                               ============
Diluted earnings per
 share..................  $        .33                               $       0.44
                          ============                               ============
Shares used in basic
 earnings per share
 calculations...........    85,603,272                 8,093,490 (d)   93,696,762
                          ============               ============    ============
Shares used in diluted
 earnings per share
 calculations...........    85,603,272                 8,093,490 (d)   93,696,762
                          ============               ============    ============

  Supplementary Schedule I--Details of the Merger with Arbitrade Holdings LLC and Unaudited Condensed Combined Pro Forma Financial Information--(Continued)

      Notes to Unaudited Pro Forma Condensed Combined Financial Statements

1. Basis of Preparation

   As permitted by the rules and regulations of the Securities and Exchange Commission, the Unaudited Pro Forma Condensed Combined Statement of Financial Condition and Unaudited Pro Forma Condensed Combined Statements of Income are presented on a condensed basis.

2. Pro Forma Adjustments

  (a) Stockholders' Equity/Members' Equity--Adjustments to reflect the issuance of 10,505,001 shares of Knight/Trimark Class A Common Stock in the Merger.

  (b) Compensation and Benefits for Arbitrade's Members--As Arbitrade has operated historically as a limited liability company ("LLC"), compensation and benefits to Arbitrade's members ("Members' Compensation") was accounted for as distributions of members' equity rather than as compensation expense. As a result, the historical compensation expense and income before income taxes of Arbitrade for the periods presented did not reflect Members' Compensation.

    In connection with the closing of the Merger, each of Arbitrade's members signed an employment agreement with Arbitrade that was effective as of the closing date of the Merger. Such employment agreements entitle Arbitrade's members to annual compensation that includes a base salary and participation in Arbitrade's sub-pool of the Knight/Trimark Profit-Pool Incentive Plan. Arbitrade's sub-pool will equal 15% of the before-tax profits earned by Arbitrade during each fiscal quarter, and will be allocated on a quarterly basis by the executive officers of Arbitrade.

    Accordingly, Knight/Trimark has estimated the historical compensation expense for Arbitrade's members for the periods presented based on the employment agreements with Arbitrade's members discussed above. As a result, pro forma compensation and benefits expense of $7,582,464, $5,096,915 and $4,646,837 has been recorded on the Unaudited Pro Forma Condensed Combined Statements of Income for the years ended December 31, 1999, 1998 and 1997, respectively.

  (c) Pro Forma Provision for Income Taxes--As Arbitrade has operated as an LLC since inception, the historical results for all periods presented have been adjusted to reflect a pro forma provision for income taxes at an effective tax rate of 42.5% for Arbitrade. Prior to its initial public offering in July 1998, Knight/Trimark also operated as an LLC. Accordingly, the historical Statements of Income for the years ended December 1997 and 1998 reflect a pro forma provision for income taxes as if Knight/Trimark was a taxable entity for all periods presented.

  (d) Pro Forma Basic and Diluted Average Common Shares Outstanding-- Adjustments to the shares used in the basic and diluted earnings per share calculations for the periods presented to reflect the Knight/Trimark Class A Common Stock that would have been issued in exchange for outstanding Class B Membership Interests of Arbitrade based on the exchange ratio applicable upon the closing of the Merger.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

   None.

PART III

   The Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13).

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  The following documents are filed as part of this report:

    Consolidated Financial Statements and Financial Statement Schedules. See "Item 8, Financial Statements and Supplementary Data"

  (b) Reports on Form 8-K:

     None

  (c) Exhibits

     27.1 Financial Data Schedule for the fiscal year ended December 31, 1999

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 28th day of March, 2000.

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

                Name                             Title                    Date
                ----                             -----                    ----
/s/ Kenneth D. Pasternak             Director, President and         March 28, 2000
____________________________________ Chief Executive Officer
   Kenneth D. Pasternak

/s/ Robert I. Turner                 Director, Executive Vice        March 28, 2000
____________________________________ President, Treasurer and
   Robert I. Turner                  Chief Financial Officer
                                     (principal financial and
                                     accounting officer)

/s/ Steven L. Steinman               Director and Chairman of the    March 28, 2000
____________________________________ Board
   Steven L. Steinman

/s/ Walter F. Raquet                 Director and Executive Vice     March 28, 2000
____________________________________ President
   Walter F. Raquet

/s/ Robert M. Lazarowitz             Director and Executive Vice     March 28, 2000
____________________________________ President
   Robert M. Lazarowitz

/s/ Anthony M. Sanfilippo            Director and Executive Vice     March 28, 2000
____________________________________ President
   Anthony M. Sanfilippo

/s/ Peter Hajas                      Director                        March 28, 2000
____________________________________
   Peter Hajas

/s/ Charles V. Doherty               Director                        March 28, 2000
____________________________________
   Charles V. Doherty

/s/ Gene L. Finn                     Director                        March 28, 2000
____________________________________
   Gene L. Finn

                Name                             Title                    Date
                ----                             -----                    ----
/s/ Gary R. Griffith                 Director                        March 28, 2000
____________________________________
   Gary R. Griffith

/s/ Bruce R. McMaken                 Director                        March 28, 2000
____________________________________
   Bruce R. McMaken

/s/ J. Joe Ricketts                  Director                        March 28, 2000
____________________________________
   J. Joe Ricketts

/s/ Rodger O. Riney                  Director                        March 28, 2000
____________________________________
   Rodger O. Riney

/s/ V. Eric Roach                    Director                        March 28, 2000
____________________________________
   V. Eric Roach
