Form 10-Q
period 2000-03-31
KNIGHT TRIMARK GROUP INC
filed 2000-05-12
CIK 1060749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                   001-14223
                             COMMISSION FILE NUMBER

                          Knight / Trimark Group, Inc.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                          (State or other jurisdiction
                       of incorporation or organization)

                                   22-3689303
                                (I.R.S. Employer
                             Identification Number)

                            525 Washington Boulevard
                             Jersey City, NJ 07310
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (201) 222-9400

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   At May 12, 2000 the number of shares outstanding of the registrant's Class A common stock was 122,246,870 and there were no shares outstanding of the registrant's Class B common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KNIGHT/TRIMARK GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT
                      For the Quarter Ended March 31, 2000

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
 PART I FINANCIAL INFORMATION:
 Item 1. Financial Statements.......................................     3
         Consolidated Statements of Income..........................     3
         Consolidated Statements of Financial Condition.............     4
         Consolidated Statements of Cash Flows......................     5
         Notes to Consolidated Financial Statements.................     6
 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................    10
 Item 3. Quantitative and Qualitative Disclosures About Market
         Risk.......................................................    16
 PART II OTHER INFORMATION:
 Item 1. Legal Proceedings..........................................    17
 Item 2. Changes in Securities and Use of Proceeds..................    17
 Item 3. Defaults Upon Senior Securities............................    17
 Item 4. Submission of Matters to a Vote of Security Holders........    17
 Item 5. Other Information..........................................    17
 Item 6. Exhibits and Reports on Form 8-K...........................    17
 Signatures..........................................................   17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           KNIGHT/TRIMARK GROUP, INC.

                       Consolidated Statements of Income
                                  (Unaudited)

                                                      For the three months
                                                         ended March 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
Revenues
  Net trading revenue.............................  $487,044,508  $193,262,964
  Asset management fees...........................     9,428,494     3,422,785
  Interest and dividends..........................     8,641,705     3,634,987
  Commissions and fees............................     4,694,706     2,527,182
  Investment income and other.....................     3,244,822       592,247
                                                    ------------  ------------
    Total revenues................................   513,054,235   203,440,165
                                                    ------------  ------------
Expenses
  Employee compensation and benefits..............   175,140,659    62,214,498
  Payments for order flow.........................    59,317,560    32,427,828
  Execution and clearance fees....................    29,757,518    19,715,171
  Communications and data processing..............     7,132,471     4,130,699
  Business development............................     5,234,228       767,541
  Interest........................................     5,162,123     2,704,590
  Professional fees...............................     4,531,673     1,299,266
  Depreciation and amortization...................     4,201,149     2,140,097
  Occupancy and equipment rentals.................     3,074,132     1,923,381
  Other...........................................     2,563,197     1,794,113
                                                    ------------  ------------
    Total expenses................................   296,114,710   129,117,184
                                                    ------------  ------------
Income before income taxes........................   216,939,525    74,322,981
Income tax expense................................    80,407,523    27,317,554
                                                    ------------  ------------
Net income........................................  $136,532,002  $ 47,005,427
                                                    ============  ============
Basic earnings per share..........................  $       1.12  $       0.40
                                                    ============  ============
Diluted earnings per share........................  $       1.08  $       0.39
                                                    ============  ============
Pro forma adjustments (see Note 1):
  Income before income taxes......................  $216,939,525  $ 74,322,981
  Adjustment for pro forma employee compensation
   and benefits...................................      (267,109)   (1,706,065)
                                                    ------------  ------------
  Pro forma income before income taxes............   216,672,416    72,616,916
  Pro forma income tax expense....................    81,050,811    30,673,724
                                                    ------------  ------------
  Pro forma net income............................  $135,621,605  $ 41,943,192
                                                    ============  ============
  Pro forma basic earnings per share..............  $       1.11  $       0.36
                                                    ============  ============
  Pro forma diluted earnings per share............  $       1.07  $       0.34
                                                    ============  ============
Shares used in the computation of basic earnings
 per share (see Note 6)...........................   122,146,982   118,108,473
Shares used in the computation of diluted earnings
 per share (see Note 6)...........................   126,981,962   122,077,051

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                 Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                    March 31,     December 31,
                                                       2000           1999
                                                  -------------- --------------
Assets
Cash and cash equivalents.......................  $  449,379,253 $  304,053,554
Securities owned, at market value...............   1,079,553,462    910,232,916
Receivable from clearing brokers................     235,795,918    215,423,208
Fixed assets and leasehold improvements at cost,
 less accumulated depreciation..................      37,915,025     26,820,045
Goodwill, less accumulated amortization.........      28,990,372     24,899,982
Investments.....................................      36,025,848     40,408,554
Other assets....................................      23,610,947     18,447,547
                                                  -------------- --------------
    Total assets................................  $1,891,270,825 $1,540,285,806
                                                  ============== ==============
Liabilities & Stockholders' Equity
Liabilities
  Securities sold, not yet purchased, at market
   value........................................  $  892,264,795 $  720,919,013
  Securities sold under agreements to
   repurchase...................................      10,278,097     10,409,736
  Payable to clearing brokers...................     126,124,005    159,943,018
  Accrued compensation expense..................      99,690,350     57,234,608
  Accrued execution and clearance fees..........       7,213,266      8,371,056
  Accrued payments for order flow...............      18,274,152     13,978,854
  Accounts payable, accrued expenses and other
   liabilities..................................      21,862,242     54,205,482
  Income taxes payable..........................      79,544,817     15,992,937
                                                  -------------- --------------
    Total liabilities...........................   1,255,251,724  1,041,054,704
                                                  -------------- --------------
Stockholders' equity
  Class A Common Shares.........................       1,221,556      1,221,215
  Additional paid-in capital....................     300,610,750    300,355,094
  Retained earnings.............................     334,186,795    197,654,793
                                                  -------------- --------------
    Total stockholders' equity..................     636,019,101    499,231,102
                                                  -------------- --------------
    Total liabilities and stockholders' equity..  $1,891,270,825 $1,540,285,806
                                                  ============== ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                   For the three months ended
                                                            March 31,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
Cash flows from operating activities
Net income.......................................  $ 136,532,002  $  47,005,427
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation and amortization..................      4,201,149      2,140,097
  Undistributed earnings from investments
   accounted for under the equity method.........     (2,376,291)       (88,854)
(Increase) decrease in operating assets
  Securities owned...............................   (169,320,546)  (496,482,833)
  Receivable from clearing brokers...............    (20,372,710)    35,891,169
  Other assets...................................     (5,163,400)    (6,498,974)
Increase (decrease) in operating liabilities
  Securities sold, not yet purchased.............    171,345,782    350,697,268
  Securities sold under agreements to
   repurchase....................................       (131,639)   154,824,816
  Payable to clearing brokers....................    (33,819,013)   (51,406,175)
  Accrued compensation expense...................     42,455,742      8,126,714
  Accrued execution and clearance fees...........     (1,157,790)       533,525
  Accrued payments for order flow................      4,295,298      1,853,948
  Accounts payable, accrued expenses and other
   liabilities...................................    (32,343,240)    (7,600,852)
  Income taxes payable...........................     63,551,880     26,694,614
                                                   -------------  -------------
    Net cash provided by operating activities....    157,697,224     65,689,890
                                                   -------------  -------------
Cash flows from investing activities
  Payment of contingent consideration............     (3,764,257)    (1,618,686)
  Investments....................................      6,758,997     (4,638,692)
  Purchase of Philadelphia specialist posts......     (1,550,000)           --
  Purchases of fixed assets and leasehold
   improvements..................................    (14,072,262)    (1,517,012)
                                                   -------------  -------------
    Net cash used in investing activities........    (12,627,522)    (7,774,390)
                                                   -------------  -------------
Cash flows from financing activities
  Repayment of short-term loan...................            --     (11,016,766)
  Proceeds from issuance of common stock.........            --      80,606,183
  Stock options exercised, including income tax
   credit........................................        255,997        516,050
  Capital contributions from members of KFP......            --       5,502,669
                                                   -------------  -------------
    Net cash provided by financing activities....        255,997     75,608,136
                                                   -------------  -------------
Increase in cash and cash equivalents............    145,325,699    133,523,636
Cash and cash equivalents at beginning of
 period..........................................    304,053,554    117,704,635
                                                   -------------  -------------
Cash and cash equivalents at end of period.......  $ 449,379,253  $ 251,228,271
                                                   =============  =============
Supplemental disclosure of cash flow information:
  Cash paid for interest.........................  $   5,122,211  $   2,614,921
                                                   =============  =============
  Cash paid for income taxes.....................  $  18,101,279  $   5,284,276
                                                   =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT/TRIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                  (Unaudited)

1. Organization and Description of the Business

   Knight/Trimark Group, Inc. (the "Company") and its subsidiaries operate in market-making and asset management business lines. Knight Securities ("Knight") operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board. Knight Capital Markets ("KCM," formerly known as Trimark Securities) operates as a market maker in New York Stock Exchange (NYSE)-and American Stock Exchange (AMEX)-listed equity securities over the counter-the Third Market. Knight Financial Products ("KFP") makes markets in options on individual equities, equity indices, fixed income instruments and certain commodities in the U.S. and in Europe. The Company also maintains an asset management business for institutional investors and high net worth individuals through its Deephaven subsidiaries. Knight, KCM and KFP are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission"). Additionally, Knight and KCM are members of the National Association of Securities Dealers, Inc. ("NASD").

   The Company was organized in January 2000 as the successor to the business of its predecessor (the "Predecessor") which operated under the same name. The Predecessor was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C. ("Roundtable"). On January 12, 2000, the Company completed a merger (the "Merger") with Arbitrade Holdings LLC ("Arbitrade"). The transaction resulted in the newly formed parent holding company issuing shares on a tax-free basis to holders of the Predecessor's common stock and to the owners of Arbitrade. Following the transaction, the Predecessor and Arbitrade became subsidiaries of the Company, which became the publicly traded Nasdaq company under the same ticker symbol as the Predecessor (NITE). Arbitrade's options market making unit subsequently changed its name to "Knight Financial Products LLC." The transaction was accounted for as a pooling of interests, and, as such, the historical financial statements have been restated to account for the merger on a retroactive basis. Pro forma adjustments for compensation and income taxes have been made to the historical financial statements of Arbitrade to adjust for partners' compensation, which was previously paid as distributions of capital, and income taxes, which were previously borne by the individual partners of Arbitrade. The foregoing description of the Arbitrade transaction is a brief summary and is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on January 12, 2000. Unless otherwise indicated, all references to the "Company" refer to the Company or the Predecessor, as appropriate.

2. Significant Accounting Policies

 Basis of consolidation and form of presentation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (see Note 1) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1999 included in the Company's Report on Form 10-K as filed with the SEC. All share and per share amounts presented in this document have been adjusted to reflect the Company's two-for-one stock split on May 14, 1999.

 Cash equivalents

   Cash equivalents represent money market accounts, which are payable on demand, or short-term investments with an original maturity of less than 30 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

 Investments

   Investments on the Consolidated Statement of Financial Condition comprise of ownership interests of less than 20% in non-publicly traded companies which are accounted for under the equity method or the cost basis of accounting. Investments also include the Company's investments in private investment funds for which the Company is the investment manager and sponsor.

 Market-making activities

   Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, listed options contacts and futures contracts are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to other broker-dealers for directing their equity order executions to the Company.

 Asset management fees

   The Company earns asset management fees for sponsoring and managing the investments of certain private investment funds. Such fees are recorded when earned and are calculated as a percentage of the fund's quarterly net assets, plus a percentage of a new high net asset value, as defined, for any six-month period ended June 30th or December 31st.

 Resale and repurchase agreements

   Securities purchased under agreements to resell ("resale agreements") and securities sold under agreements to repurchase ("repurchase agreements") are accounted for as collateralized financing transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. Counterparties are major financial institutions. The Company's policy is to take possession or control of securities with a market value in excess of the principal amount loaned, plus accrued interest, in order to collateralize securities purchased under agreements to resell. The Company monitors the market value of the underlying securities which collateralize the related receivable on resale agreements, including accrued interest, and requests additional collateral when deemed appropriate. Similarly, the Company is required to provide securities to counterparties in order to collateralize securities sold under agreements to repurchase.

 Foreign currencies

   Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. The functional currency of the Company's wholly owned foreign subsidiaries is the U.S. dollar. The foreign exchange gains and losses resulting from these translations are included in other expenses in the Consolidated Statements of Income.

 Depreciation, amortization and occupancy

   Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the life of the related office lease. The Company records rent expense on a straight-line basis over the life of the lease.

 Income taxes

   Income tax expense in the Consolidated Statements of Income represents actual income taxes incurred through March 31, 2000. Before the Merger, KFP was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements do not include a provision for income taxes. Subsequent to the Merger, the Company is subject to federal income taxes and state income taxes based on KFP's income. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

   The Company records deferred tax assets and liabilities based upon enacted tax rates for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities.

 Estimated fair value of financial instruments

   The Company's securities owned and securities sold, not yet purchased are carried at market value. Management estimates that the fair values of other financial instruments recognized on the Consolidated Statements of Financial Condition (including receivables, payables and accrued expenses) approximate their carrying values, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing.

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

3. Securities Owned and Securities Sold, Not Yet Purchased

   Securities owned and securities sold, not yet purchased consist of the following:

                                                      March 31,    December 31,
                                                         2000          1999
                                                    -------------- ------------
Securities owned:
  Equities......................................... $  496,266,650 $381,240,123
  Options..........................................    573,039,096  518,408,094
  U.S. government obligations......................     10,247,716   10,584,699
                                                    -------------- ------------
                                                    $1,079,553,462 $910,232,916
                                                    ============== ============
Securities sold, not yet purchased:
  Equities......................................... $  344,401,967 $263,614,076
  Options..........................................    547,862,828  457,304,937
                                                    -------------- ------------
                                                    $  892,264,795 $720,919,013
                                                    ============== ============

4. Investments

   The Company's wholly-owned subsidiaries, Deephaven Capital Management LLC, Deephaven Capital LLC and Deephaven Investment Advisers LLC, are the investment managers and sponsors of private investment funds that engage in various trading strategies involving equities, debt instruments and derivatives. The Company owns interests in these private investment funds. Such investments amounted to approximately $23.0 million at March 31, 2000. Certain officers of the Company also own interests in these private investment funds.

5. Significant Customers

   The Company considers affiliates to be holders of 10% or more of the Company's outstanding common stock ("Affiliates"). During the first quarter of 2000 there were no Affiliates of the Company.

   Two customers provided 17% and 11%, respectively, of the Company's order flow for the quarter ended March 31, 2000 as measured in share volume. Order flow payments to these firms amounted to $8,998,336 and $10,511,694, respectively, during the same period. One of these customers acts as a clearing broker for KCM.

6. Earnings per Share

   Basic and diluted earnings per common share have been calculated by dividing net income by the sum of the weighted average shares of Class A Common Stock and Class B Common Stock outstanding during each respective period.

   Weighted-average shares outstanding for the three months ended March 31, 2000 and 1999 have been determined as if the Merger described in Note 1 occurred as of the earliest date presented. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2000 and 1999:

                                 Three months ended      Three months ended
                                   March 31, 2000          March 31, 1999
                              ------------------------ -----------------------
                              Numerator /  Denominator Numerator / Denominator
                               pro forma        /       pro forma       /
                                 income      shares      income      shares
                              ------------ ----------- ----------- -----------
Shares and income used in
 basic calculations.......... $135,621,605 122,146,982 $41,943,192 118,108,473
Effect of dilutive stock
 options.....................          --    4,834,980         --    3,968,578
                              ------------ ----------- ----------- -----------
Shares and income used in
 diluted calculations........ $135,621,605 126,981,962 $41,943,192 122,077,051
                              ============ =========== =========== ===========
  Pro forma basic earnings
   per share.................              $      1.11             $      0.36
                                           ===========             ===========
  Pro forma diluted earnings
   per share.................              $      1.07             $      0.34
                                           ===========             ===========

7. Net Capital Requirements

   As registered broker-dealers, Knight, KCM and KFP are subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. Knight and KCM have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1.0 million or 6 2/3% of aggregate indebtedness, as defined. KFP has elected to use the alternative method, permitted by the Rule, which requires that it maintains net capital equal to the greater of $250,000 or 2% of aggregate debit items, as defined.

   At March 31, 2000, Knight had net capital of $389,230,839 which was $382,295,070 in excess of its required net capital of $6,935,769, KCM had net capital of $50,814,947 which was $49,171,686 in excess of its required net capital of $1,643,261 and KFP had net capital of $27,007,640 which was $26,757,640 in excess of its required net capital of $250,000.

8. Business Segments

   The Company has two reportable business segments: securities market-making and asset management. Securities market making includes the operations of Knight, KCM and KFP and includes market-making in equity securities listed on Nasdaq, on the OTCBB of the NASD, in the over the counter market for NYSE- and AMEX-listed securities and in options on individual equities, equity indices, fixed income instruments and certain commodities. The asset management segment includes the operations of Deephaven Management LLC, Deephaven Capital LLC and Deephaven Investment Advisers LLC and consists of investment management and sponsorship for a series of private investment funds.

   The Company's net revenues, income before income taxes and assets by segment are summarized below:

                                        Securities      Asset
                                      Market Making  Management      Total
                                      -------------- ----------- --------------
For the three months ended March 31,
 2000:
  Revenues..........................  $  502,079,782 $10,974,453 $  513,054,235
  Pro forma income before income
   taxes............................     207,764,990   8,907,426    216,672,416
  Total assets......................   1,862,915,235  28,355,590  1,891,270,825

For the three months ended March 31,
 1999:
  Revenues..........................     199,804,410   3,635,755    203,440,165
  Pro forma income before income
   taxes............................      69,771,218   2,845,698     72,616,916
  Total assets......................   1,278,515,309  12,465,926  1,290,981,235

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our audited financial statements as of December 31, 1999 included within our report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document.

   We are the leading market maker in equity securities listed on Nasdaq, the OTCBB of the NASD, and the over the counter market for New York Stock Exchange
(NYSE) and American Stock Exchange (AMEX)-listed securities. We are also a leading market maker in options on individual equities, equity indices, fixed income instruments and certain commodities in the U.S. and Europe. The firm also maintains an asset management business for institutional investors and high net worth individuals through our Deephaven subsidiaries.

   Knight commenced Nasdaq and OTC securities market-making operations on July 24, 1995. Knight's share volume totaled 34.9 billion and 13.2 billion, or 79% and 70% of our total share volume, for the three months ended March 31, 2000, and 1999, respectively. KCM's share volume totaled 9.2 billion and 5.5 billion, or 21% and 30% of our total share volume for the three months ended March 31, 2000 and 1999, respectively.

   We have experienced and expect to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, volatility in the securities markets, our ability to manage personnel, overhead and other expenses, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow, clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions and general economic conditions. If demand for our market-making services declines and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced, and may experience in the future, significant seasonality in our business.

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

 Revenues

   Our revenues consist principally of net trading revenue from securities market-making activities. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in equity trade and share volumes and option contract volumes, our ability to derive trading gains by taking proprietary positions, changes in our execution standards and by regulatory changes and evolving industry customs and practices.

   We continue to focus on increasing our sales to institutional customers. OTC securities transactions with institutional customers are executed as principal, and all related profits and losses are included within net trading revenue.

   Asset management fees represent fees earned for sponsoring and managing the investments of private investment funds. Asset management fees are primarily affected by the rates of return earned on the funds we manage and changes in the amounts of assets under management.

   Listed securities transactions with institutional customers are executed on an agency basis, for which we earn commissions on a per share basis. We also receive fees for providing certain information to market data providers. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities.

   We also earn interest income from our cash and securities positions held at banks and in trading accounts at clearing brokers. Interest income is primarily affected by the changes in cash balances held at banks and clearing brokers.

 Expenses

   Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses are variable in nature. Employee compensation and benefits expense, which is largely profitability based, fluctuates, for the most part, based on changes in net trading revenue and our profitability. Payments for order flow fluctuate based on share volume, the mix of market orders and limit orders and the mix of orders received from broker-dealers who accept payments for order flow. Execution and clearance fees fluctuate primarily based on changes in trade, share and contract volume, and the clearance fees charged by clearing brokers.

   Employee compensation and benefits expense primarily consists of salaries paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Approximately 75% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market-making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the costs we allocate to employees engaged in market-making and sales activities.

   Payments for order flow represent customary payments to broker-dealers, in the normal course of business, for directing their order flow in equity securities to us. We only pay broker-dealers for orders that provide us with a profit opportunity. For example, we make payments on market orders, but do not pay on limit orders.

   Execution and clearance fees primarily represent clearance fees paid to clearing brokers, transaction fees paid to Nasdaq, payments made to third parties for exchange seat leases and execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX and for executing orders through electronic communications networks, commonly referred to as ECNs. Due to our significant growth in share and trade volume, we have been able to negotiate favorable rates and volume discounts from clearing brokers and providers of execution services. As a result of these lower rates and discounts and the increase in trade volume of OTC securities as a percentage of total trade volume, execution and clearance fees per trade have decreased.

   Communications and data processing expense primarily consists of costs for obtaining stock market data and telecommunications services.

   Business development expense primarily consists of advertising costs and marketing expenses, including travel and entertainment and promotion costs.

   Interest expense primarily consists of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities sold, not yet purchased. Interest expense is primarily affected by the changes in cash balances held at clearing brokers and the level of securities sold, not yet purchased.

   Professional fees primarily consist of fees paid to computer programming and systems consultants, as well as legal fees and other professional fees.

   Depreciation and amortization expense results from the depreciation of fixed assets purchased by us and the amortization of goodwill, which includes contingent consideration resulting from the acquisitions of the listed securities market-making businesses of Trimark and Tradetech Securities, L.P., ("Tradetech") which we acquired in November 1997, and of the AMEX specialist operations of Gargoyle Specialists, L.P. ("Gargoyle") which KFP acquired in July 1999.

   Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

   Other expenses primarily consist of administrative expenses and other operating costs incurred in connection with our business growth, as well as director fees.

 Income Tax

   Income tax expense in the Consolidated Statements of Income represents actual income taxes incurred through March 31, 2000. Before the Merger, KFP was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements do not include a provision for income taxes. Subsequent to the Merger, the Company is subject to federal income taxes and state income taxes based on KFP's income. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

Results of Operations

Three Months Ended March 31, 2000 and 1999

 Revenues

   Net trading revenue increased 152.0% to $487.0 million for the three months ended March 31, 2000, from $193.3 million for the comparable period in 1999. This increase was primarily due to higher equity trading volume and increased average revenue per equity trade and per equity share. Total equity trade volume increased 135.8% to 44.1 million trades for the three months ended March 31, 2000, from 18.7 million equity trades for the comparable period in 1999. Total equity share volume increased 174.8% to 43.8 billion equity shares traded for the three months ended March 31, 2000, from 15.9 billion equity shares traded for the comparable period in 1999.

   Asset management fees increased 175.5% to $9.4 million for the three months ended March 31, 2000, from $3.4 million for the comparable period in 1999. The increase in fees was primarily due to an increase in fund return from 3.42% for the first quarter of 1999 to 9.05% for the first quarter of 2000 and an increase in the amount of funds under management in the Deephaven Market Neutral Master Fund, which contained the majority of our funds under management, from $260 million at March 31, 1999 to $374 million at March 31, 2000.

   Interest income increased 137.7% to $8.6 million for the three months ended March 31, 2000, from $3.6 million for the comparable period in 1999. This increase was primarily due to larger cash balances held at banks and our clearing brokers.

   Commissions and fees increased 85.8% to $4.7 million for the three months ended March 31, 2000, from $2.5 million for the comparable period in 1999. This increase is primarily due to higher trade and share volumes from institutional customers in listed securities.

   Investment income and other income increased 447.9% to $3.2 million for the three months ended March 31, 2000, from $592,000 for the comparable period in 1999. This increase was primarily due to an increase in income from our investments, primarily our investments in the private hedge funds that we sponsor and manage.

 Expenses

   Employee compensation and benefits expense increased 181.5% to $175.1 million for the three months ended March 31, 2000, from $62.2 million for the comparable period in 1999. As a percentage of revenue, employee compensation and benefits expense increased to 34.1% for the three months ended March 31, 2000, from 30.6% for the comparable period in 1999. The increase on a dollar and on a percentage basis was primarily due to increased gross trading profits, growth in the number of employees and higher margins. Due to increased net trading revenue, profitability based compensation increased 192% to $155.6 million for the three months ended March 31, 2000, from $53.3 million for the comparable period in 1999, and represented 88.8% and 85.6% of total employee compensation and benefits expense for the three months ended March 31, 2000 and 1999, respectively. Our number of employees increased to 925 employees as of March 31, 2000, from 641 employees as of March 31, 1999.

   Payments for order flow increased 82.9% to $59.3 million for the three months ended March 31, 2000, from $32.4 million for the comparable period in 1999. As a percentage of total revenue, payments for order flow decreased to 11.6% for the three months ended March 31, 2000 from 15.9% for the comparable period in 1999. The increase in payments for order flow on a dollar basis was primarily due to an 174.8% increase in equity shares traded for the three months ended March 31, 2000 to 43.8 billion shares, up from 15.9 billion for the comparable period in 1999. The decrease in payments for order flow as a percentage of total revenue was primarily due to an increase in our average revenue per equity share.

   Execution and clearance fees increased 50.9% to $29.8 million for the three months ended March 31, 2000, from $19.7 million for the comparable period in 1999. As a percentage of revenue, execution and clearance fees decreased to 5.8% for the three months ended March 31, 2000 from 9.7% for the comparable period in 1999. The increase on a dollar basis was primarily due to a 135.8% increase in equity trades executed for the three months ended March 31, 2000, which was offset, in part, by a decrease in clearance rates charged by clearing brokers and volume discounts. The decrease in our execution and clearance fees as a percentage of net trading revenue was primarily due to a decrease in clearance rates charged by clearing brokers, volume discounts, growth in the volume of OTC securities transactions and an increase in our average revenue per equity trade.

   Communications and data processing expense increased 72.7% to $7.1 million for the three months ended March 31, 2000, from $4.1 million for the comparable period in 1999. This increase was generally attributable to higher trading volumes and an increase in our number of employees.

   Business development expense increased to $5.2 million for the three months ended March 31, 2000, from $768,000 for the comparable period in 1999. This increase was primarily the result of increased advertising and higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

   Interest expense increased 90.9% to $5.2 million for the three months ended March 31, 2000, up from $2.7 million for the comparable period in 1999. This increase was primarily due to transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

   Professional fees increased 248.8% to $4.5 million for the three months ended March 31, 2000, up from $1.3 million for the comparable period in 1999. This increase was primarily due to increased consulting expenses related to our investments in technology, our European expansion efforts and legal and other professional fees.

   Depreciation and amortization expense increased 96.3% to $4.2 million for the three months ended March 31, 2000, from $2.1 million for the comparable period in 1999. This increase was primarily due to the purchase of approximately $31.9 million of additional fixed assets and leasehold improvements between March 31, 1999 and March 31, 2000 and the amortization of goodwill related to our acquisitions of the listed securities market-making businesses of Trimark and Tradetech and the options specialist business of Gargoyle.

   Occupancy and equipment rentals expense increased 59.8% to $3.1 million for the three months ended March 31, 2000, from $1.9 million for the comparable period in 1999. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 161,909 square feet of office space at March 31, 2000, up from 100,454 square feet of office space at March 31, 1999.

   Other expenses increased 42.9% to $2.6 million for the three months ended March 31, 2000, from $1.8 million for the comparable 1999 period. This was primarily the result of increased operating costs in connection with our overall business growth.

   Our pro forma effective tax rates for the three months ended March 31, 2000 and 1999 differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of Trimark and a portion of business development expenses. Our effective tax rate declined to 37% for the three months ended March 31, 2000 from 42% for the three months ended March 31, 1999 primarily due to lower state and local income taxes.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133. We anticipate adopting the provisions of SFAS No. 133 and 137 effective January 1, 2001 and do not believe that the adoption of this statement will have a material impact on our financial statements.

Liquidity and Capital Resources

   Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of March 31, 2000, we had $1.9 billion in assets, 93.3% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges.

   Net income plus depreciation and amortization was $139.8 million and $44.1 million during the three months ended March 31, 2000 and 1999, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $4.2 million and $2.1 million during the three months ended March 31, 2000 and 1999, respectively. Capital expenditures were $14.1 million and $1.5 million for the three months ended March 31, 2000 and 1999, respectively, primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. Additionally, we made cash payments of $3.8 million for the three months ended March 31, 2000 in connection with our acquisitions of the listed securities market-making businesses of Trimark in 1995 and Tradetech in 1997. We anticipate that we will meet our 2000 capital expenditure needs out of operating cash flows.

   As registered broker-dealers and market makers, Knight, KCM and KFP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 ($6.9 million, $1.6 million and $250,000, respectively as of March 31, 2000). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including Knight, KCM and KFP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to their parents, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At March 31, 2000, Knight had net capital of $389.2 million, which was $382.3 million in excess of its required net capital of $6.9 million, KCM had net capital of $50.8 million which was $49.2 million in excess of its required net capital of $1.6 million and KFP had net capital of $27.0 million which was $26.8 million in excess of its required net capital of $250,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Our market-making activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

   We employ automated proprietary trading and risk management systems which provide real time, on-line risk management and inventory control. We monitor our risks by a constant review of trading positions. For each market maker, we have established a system whereby transactions are monitored by senior management as are individual and aggregate dollar and inventory position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and/or position summaries on a daily basis.

   In the normal course of our OTC and exchange-listed market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at March 31, 2000 was $184.4 million in long positions and $163.1 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $2.1 million loss as of March 31, 2000 due to the offset of losses in long positions with gains in short positions.

   In the normal course of options market making, we maintain inventories of options, futures and equities. Our main exposure is from equity price risk. We manage this exposure by constantly monitoring and diversifying our exposures and position sizes and establishing offsetting hedges whenever possible. Our market making staff and trading room managers continuously manage our positions and our risk exposures. Our systems incorporate trades and update our risk profile using options pricing models on a real time basis.

   Our proprietary options risk management system allows us to stress test our portfolio on a daily basis. On a daily basis, these reports are distributed to senior management and the firm's risk managers who incorporate this information in our daily market making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At March 31, 2000, 10% movements in volatility and stock prices on our equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market making portfolio:

                                              Change in Stock Prices
                                      -----------------------------------------
                                          -10%           None          +10%
                                      -------------  ------------  ------------
Change in Volatility
  +10%............................... $     396,000  $1.1 million  $2.5 million
  None...............................  (1.4 million)          --    1.3 million
  -10%...............................  (3.0 million)     (755,000)      253,000

   This stress analysis covers positions in options and futures, underlying securities and related hedges. This makes the assumption that historical, nonlinear correlations among products and hedges will remain constant. The analysis also includes a number of estimates that we believe to be reasonable, but cannot assure that they produce an accurate measure of future risk.

   For working capital purposes, we invest in money market funds, commercial paper, government securities or maintain interest bearing balances in our trading accounts with clearing brokers, which are classified as cash equivalents and receivable from clearing brokers, respectively, in the Consolidated Statements of Financial Condition. The other amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   We and certain of our officers and employees have been subject to legal proceedings in the past and may be subject to legal proceedings in the future. We are currently a party to certain legal proceedings; however, we do not believe the outcomes of these proceedings, individually or in the aggregate, could have a material adverse effect on our business, financial condition or operating results.

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

                                          Knight/Trimark Group, Inc.

                                                  /s/ Robert I. Turner
                                          -------------------------------------
                                          By: Robert I. Turner
                                          Title: Director, Executive Vice
                                             President, Chief Financial
                                             Officer and Treasurer (principal
                                             financial and
                                             accounting officer)

Date: May 12, 2000