Form 10-Q
period 2000-06-30
KNIGHT TRADING GROUP INC
filed 2000-08-14
CIK 1060749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                   001-14223
                             COMMISSION FILE NUMBER

                           Knight Trading Group, Inc.
             (Exact name of registrant as specified in its charter)

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

   At August 11, 2000 the number of shares outstanding of the registrant's Class A common stock was 122,721,305 and there were no shares outstanding of the registrant's Class B common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KNIGHT TRADING GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT
                      For the Quarter Ended JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I FINANCIAL INFORMATION:
 Item 1. Financial Statements...........................................     3
         Consolidated Statements of Income..............................     3
         Consolidated Statements of Financial Condition.................     4
         Consolidated Statements of Cash Flows..........................     5
         Notes to Consolidated Financial Statements.....................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    10
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    18
 PART II OTHER INFORMATION:
 Item 1. Legal Proceedings..............................................    19
 Item 2. Changes in Securities and Use of Proceeds......................    19
 Item 3. Defaults Upon Senior Securities................................    19
 Item 4. Submission of Matters to a Vote of Security Holders............    19
 Item 5. Other Information..............................................    20
 Item 6. Exhibits and Reports on Form 8-K...............................    20
 Signatures..............................................................   20

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                           KNIGHT TRADING GROUP, INC.

                       Consolidated Statements of Income
                                  (unaudited)

                         For the three months ended   For the six months ended
                         ---------------------------  --------------------------
                           June 30,      June 30,       June 30,      June 30,
                             2000          1999           2000          1999
                         ------------- -------------  ------------  ------------
Revenues
  Net trading revenue... $ 283,041,696 $ 237,046,452  $770,086,203  $430,309,416
  Asset management
   fees.................    10,900,200     6,373,299    20,328,694     9,796,084
  Interest and
   dividends............    12,142,855     5,093,387    22,494,593     8,728,374
  Commissions and fees..     5,481,872     4,438,874    10,176,577     6,966,056
  Investment income and
   other................     1,951,133     1,220,466     5,195,955     1,812,713
                         ------------- -------------  ------------  ------------
    Total revenues......   313,517,756   254,172,478   828,282,022   457,612,643
                         ------------- -------------  ------------  ------------
Expenses
  Employee compensation
   and benefits.........   102,275,294    77,141,196   277,415,954   139,355,694
  Payments for order
   flow.................    38,319,274    35,354,189    97,636,834    67,782,017
  Execution and
   clearance fees.......    27,646,413    22,027,402    57,403,931    41,742,573
  Interest..............     7,991,811     1,880,570    14,863,967     4,585,160
  Communications and
   data processing......     7,103,218     4,225,659    14,235,689     8,356,358
  Professional fees.....     6,232,897     2,393,126    10,764,570     3,692,392
  Depreciation and
   amortization.........     5,495,985     2,765,027     9,697,134     4,905,124
  Occupancy and
   equipment rentals....     4,305,870     2,575,176     7,380,002     4,498,557
  Business development..     2,886,158     1,567,608     8,120,385     2,335,149
  Other.................     2,345,618     2,208,884     4,908,813     4,002,997
                         ------------- -------------  ------------  ------------
    Total expenses......   204,602,538   152,138,837   502,427,279   281,256,021
                         ------------- -------------  ------------  ------------
Income before income
 taxes..................   108,915,218   102,033,641   325,854,743   176,356,622
Income tax expense......    41,696,423    35,506,010   122,103,947    62,823,564
                         ------------- -------------  ------------  ------------
Net income.............. $  67,218,795 $  66,527,631  $203,750,796  $113,533,058
                         ============= =============  ============  ============
Basic earnings per
 share.................. $        0.55 $        0.55  $       1.67  $       0.95
                         ============= =============  ============  ============
Diluted earnings per
 share.................. $        0.53 $        0.53  $       1.60  $       0.91
                         ============= =============  ============  ============
Pro forma adjustments
 (see Note 1)
  Income before income
   taxes................               $ 102,033,641  $325,854,743  $176,356,622
  Adjustment for pro
   forma employee
   compensation and
   benefits.............                  (2,713,499)     (267,109)   (4,419,564)
                                       -------------  ------------  ------------
  Pro forma income
   before income taxes..                  99,320,142   325,587,634   171,937,058
  Pro forma income tax
   expense..............                  41,288,416   122,747,234    71,962,140
                                       -------------  ------------  ------------
  Pro forma net income..               $  58,031,726  $202,840,400  $ 99,974,918
                                       =============  ============  ============
  Pro forma basic
   earnings per share...               $        0.48  $       1.66  $       0.83
                                       =============  ============  ============
  Pro forma diluted
   earnings per share...               $        0.46  $       1.60  $       0.80
                                       =============  ============  ============
Shares used in basic
 earnings per share
 calculations (see Note
 6).....................   122,234,246   121,421,678   122,192,533   119,774,228
                         ============= =============  ============  ============
Shares used in diluted
 earnings per share
 calculations (see Note
 6).....................   126,795,238   126,672,844   127,007,447   124,647,369
                         ============= =============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements

                           KNIGHT TRADING GROUP, INC.

                 Consolidated Statements of Financial Condition
                                  (unaudited)

                                                     June 30,     December 31,
                                                       2000           1999
                                                  -------------- --------------
Assets
  Cash and cash equivalents...................... $  383,703,422 $  304,053,554
  Securities owned, at market value..............  1,428,211,228    910,232,916
  Receivable from clearing brokers...............    317,772,210    215,423,208
  Fixed assets and leasehold improvements at
   cost, less accumulated depreciation...........     50,201,063     26,820,045
  Goodwill, less accumulated amortization........     39,083,425     24,899,982
  Investments....................................     57,866,551     40,408,554
  Other assets...................................     34,740,195     18,447,547
                                                  -------------- --------------
    Total assets................................. $2,311,578,094 $1,540,285,806
                                                  ============== ==============
Liabilities and Stockholders' Equity
Liabilities
  Securities sold, not yet purchased, at market
   value......................................... $1,354,476,921 $  720,919,013
  Securities sold under agreements to
   repurchase....................................            --      10,409,736
  Payable to clearing broker.....................    128,237,588    159,943,018
  Accrued compensation expense...................     64,749,345     57,234,608
  Accrued execution and clearance fees...........      9,187,248      8,371,056
  Accrued payments for order flow................     10,021,939     13,978,854
  Accounts payable, accrued expenses and other
   liabilities...................................     19,298,383     54,205,482
  Income taxes payable...........................     19,513,907     15,992,937
                                                  -------------- --------------
    Total liabilities............................  1,605,485,331  1,041,054,704
                                                  -------------- --------------
Stockholders' equity
  Class A Common Stock...........................      1,222,740      1,221,215
  Additional paid-in capital.....................    303,464,434    300,355,094
  Retained earnings..............................    401,405,589    197,654,793
                                                  -------------- --------------
    Total stockholders' equity...................    706,092,763    499,231,102
                                                  -------------- --------------
    Total liabilities and stockholders' equity... $2,311,578,094 $1,540,285,806
                                                  ============== ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                    For the six months ended
                                                            June 30,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
Cash flows from operating activities
Net income.......................................  $ 203,750,796  $ 113,533,058
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation and amortization..................      9,697,134      4,905,124
(Increase) in operating assets
  Securities owned...............................   (517,978,312)  (107,974,263)
  Receivable from clearing brokers...............   (102,349,002)   (39,794,564)
  Other assets...................................    (16,292,648)   (22,013,756)
Increase (decrease) in operating liabilities
  Securities sold, not yet purchased.............    633,557,908    187,988,698
  Securities sold under agreements to
   repurchase....................................    (10,409,736)   (11,191,000)
  Payable to clearing broker.....................    (31,705,430)   (55,633,594)
  Accrued compensation expense...................      7,514,737     19,654,292
  Accounts payable, accrued expenses and other
   liabilities...................................    (34,907,099)    (9,200,412)
  Accrued execution and clearance fees...........        816,192       (166,477)
  Accrued payments for order flow................     (3,956,915)       (96,679)
  Income taxes payable...........................      3,520,970      1,389,971
                                                   -------------  -------------
    Net cash provided by operating activities....    141,258,595     81,400,398
                                                   -------------  -------------
Cash flows from investing activities
Payment of contingent consideration..............     (4,631,141)    (3,943,426)
Investments......................................    (19,007,997)    (7,432,998)
Acquisitions of companies........................    (10,778,875)           --
Purchases of fixed assets and leasehold
 improvements....................................    (30,301,579)    (6,160,980)
                                                   -------------  -------------
    Net cash used in investing activities........    (64,719,592)   (17,537,404)
                                                   -------------  -------------
Cash flows from financing activities
Repayment of short term loan.....................            --     (11,016,766)
Proceeds from issuance of common stock...........            --      80,219,537
Stock options exercised, including income tax
 credit..........................................      3,110,865      1,028,638
Capital contributions from members of KFP........            --      14,256,627
                                                   -------------  -------------
    Net cash provided by financing activities....      3,110,865     84,488,036
                                                   -------------  -------------
Increase in cash and cash equivalents............     79,649,868    148,351,030
Cash and cash equivalents at beginning of
 period..........................................    304,053,554    117,704,635
                                                   -------------  -------------
Cash and cash equivalents at end of period.......  $ 383,703,422  $ 266,055,665
                                                   =============  =============
Supplemental disclosure of cash flow information:
  Cash paid for interest.........................  $  14,679,188  $   4,550,073
                                                   =============  =============
  Cash paid for income taxes.....................  $ 119,828,612  $  62,738,759
                                                   =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000
                                  (unaudited)

1. Organization and Description of the Business

   Knight Trading Group, Inc. (the "Company") and its subsidiaries operate in market-making and asset management business lines. Knight Securities ("KS") operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board. Knight Capital Markets ("KCM," formerly known as Trimark Securities) operates as a market maker in the over-the-counter market for New York Stock Exchange (NYSE)- and American Stock Exchange (AMEX)-listed securities. Knight Financial Products ("KFP") makes markets in options on individual equities, equity indices and fixed income instruments in the U.S. and in Europe. The Company also maintains an asset management business for institutional investors and high net worth individuals through its Deephaven subsidiaries. KS, KCM and KFP are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission"). Additionally, KS and KCM are members of the National Association of Securities Dealers, Inc. ("NASD"). In May 2000, the Company changed its name from Knight/Trimark Group, Inc. to Knight Trading Group, Inc.

   The Company was organized in January 2000 as the successor to the business of its predecessor, Knight/Trimark Group, Inc. (the "Predecessor"). The Predecessor was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C. ("Roundtable").

   On January 12, 2000, the Company completed a merger (the "Merger") with Arbitrade Holdings LLC ("Arbitrade"). The transaction resulted in the newly formed parent holding company issuing shares on a tax-free basis to holders of the Predecessor's common stock and to the owners of Arbitrade. Following the transaction, the Predecessor and Arbitrade became subsidiaries of the Company, which assumed the name Knight/Trimark Group, Inc. and became the publicly traded Nasdaq company under the same ticker symbol as the Predecessor (NITE). Arbitrade's options market making unit subsequently changed its name to "Knight Financial Products." The transaction was accounted for as a pooling of interests, and, as such, the historical financial statements have been restated to account for the merger on a retroactive basis. Pro forma adjustments for compensation and income taxes have been made to the historical financial statements of Arbitrade to adjust for partners' compensation, which was previously paid as distributions of capital, and income taxes, which were previously borne by the individual partners of Arbitrade. The foregoing description of the Arbitrade transaction is a brief summary and is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as an exhibit to the Company's report on Form 8-K filed with the SEC on January 12, 2000. Unless otherwise indicated, all references to the "Company" refer to the Company or the Predecessor, as appropriate.

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

 Investments

   Investments on the Consolidated Statements of Financial Condition are comprised of ownership interests in non-publicly traded companies which are accounted for under the equity method or the cost basis of accounting. Investments also include the Company's investments in private investment funds for which the Company is the investment manager and sponsor.

 Market-making activities

   Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, listed options contracts and futures contracts are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to other broker-dealers for directing their equity order executions to the Company.

 Asset management fees

   The Company earns asset management fees for sponsoring and managing the investments of certain private investment funds. Such fees are recorded when earned and are calculated as a percentage of the fund's quarterly net assets, plus a percentage of a new high net asset value, as defined, for any six-month period ended June 30th or December 31st.

 Repurchase agreements

   Securities sold under agreements to repurchase ("repurchase agreements") are accounted for as collateralized financing transactions and are recorded at their contracted repurchase amounts plus accrued interest. Counterparties are major financial institutions. The Company is required to provide securities to counterparties in order to collateralize securities sold under agreements to repurchase.

 Foreign currencies

   Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. The functional currency of the Company's wholly owned foreign subsidiaries are the U.S. dollar and the British Pound. The foreign exchange gains and losses resulting from these translations are included in other expenses in the Consolidated Statements of Income.

 Depreciation, amortization and occupancy

   Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the life of the related office lease. The Company records rent expense on a straight-line basis over the life of the lease.

 Income taxes

   Income tax expense in the Consolidated Statements of Income represents actual income taxes incurred through June 30, 2000. Before the Merger, KFP was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements do not include a provision for income taxes. Subsequent to the Merger, the Company is subject to federal income taxes and state income taxes based on KFP's income. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

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

3. Securities Owned and Securities Sold, Not Yet Purchased

   Securities owned and securities sold, not yet purchased consist of the following:

                                                       June 30,    December 31,
                                                         2000          1999
                                                    -------------- ------------
Securities owned:
  Equities......................................... $  782,085,230 $381,240,123
  Options and futures..............................    646,125,998  518,408,094
  U.S. government obligations......................            --    10,584,699
                                                    -------------- ------------
                                                    $1,428,211,228 $910,232,916
                                                    ============== ============

Securities sold, not yet purchased:
  Equities......................................... $  674,026,589 $263,614,076
  Options and futures..............................    680,450,332  457,304,937
                                                    -------------- ------------
                                                    $1,354,476,921 $720,919,013
                                                    ============== ============

4. Investments

   The Company's wholly-owned subsidiaries, Deephaven Capital Management LLC, Deephaven Capital LLC and Deephaven Investment Advisers LLC, are the investment managers and sponsors of private investment funds that engage in various trading strategies involving equities, debt instruments and derivatives. The Company owns interests in these private investment funds. Such investments amounted to approximately $28.9 million at June 30, 2000. In July 2000, the Company withdrew approximately $15 million of its investment in these private investment funds. Certain officers of the Company also own interests in these private investment funds.

5. Significant Customers

   The Company considers affiliates to be holders of 10% or more of the Company's outstanding common stock ("Affiliates"). During the second quarter of 2000 there were no Affiliates of the Company.

   One customer provided 10% of the Company's order flow for the quarter ended June 30, 2000 as measured in share volume. Order flow payments to this firm amounted to $7,098,912 during the same period. This customer acts as a clearing broker for KCM.

6. Earnings per Share

   Basic and diluted earnings per common share have been calculated by dividing net income by the sum of the weighted average shares of Class A Common Stock and Class B Common Stock outstanding during each respective period.

   Weighted-average shares outstanding for the three and six month periods ended June 30, 2000 and 1999 have been determined as if the Merger described in
Note 1 occurred as of the earliest date presented. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2000 and 1999:

                               Three months ended        Three months ended
                                  June 30, 2000            June 30, 1999
                            ------------------------- ------------------------
                                                      Numerator/  Denominator/
                             Numerator/  Denominator/  pro forma   pro forma
                             net income     shares    net income     shares
                            ------------ ------------ ----------- ------------
Shares and income used in
 basic calculations........ $ 67,218,795  122,234,246 $58,031,726  121,421,678
Effect of dilutive stock
 options...................          --     4,560,992         --     5,251,166
                            ------------ ------------ ----------- ------------
Shares and income used in
 diluted calculations...... $ 67,218,795  126,795,238 $58,031,726  126,672,844
                            ============ ============ =========== ============
  Pro forma basic earnings
   per share...............              $       0.55             $       0.48
                                         ============             ============
  Pro forma diluted
   earnings per share......              $       0.53             $       0.46
                                         ============             ============
                                Six months ended          Six months ended
                                  June 30, 2000            June 30, 1999
                            ------------------------- ------------------------
                             Numerator/               Numerator/  Denominator/
                             pro forma   Denominator/  pro forma   pro forma
                             net income     shares    net income     shares
                            ------------ ------------ ----------- ------------
Shares and income used in
 basic calculations........ $202,840,400  122,192,533 $99,974,918  119,774,228
Effect of dilutive stock
 options...................          --     4,814,914         --     4,873,141
                            ------------ ------------ ----------- ------------
Shares and income used in
 diluted calculations...... $202,840,400  127,007,447 $99,974,918  124,647,369
                            ============ ============ =========== ============
  Pro forma basic earnings
   per share...............              $       1.66             $       0.83
                                         ============             ============
  Pro forma diluted
   earnings per share......              $       1.60             $       0.80
                                         ============             ============

7. Net Capital Requirements

   As registered broker-dealers, KS, KCM and KFP are subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. KS and KCM have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1.0 million or 6 2/3% of aggregate indebtedness, as defined. KFP has elected to use the alternative method, permitted by the Rule, which requires that it maintains net capital equal to the greater of $250,000 or 2% of aggregate debit items, as defined.

   At June 30, 2000, KS had net capital of $318,427,336 which was $314,760,309 in excess of its required net capital of $3,667,027, KCM had net capital of $54,143,318 which was $52,976,859 in excess of its required net capital of $1,166,459 and KFP had net capital of $25,094,899 which was $24,844,899 in excess of its required net capital of $250,000.

8. Business Segments

   The Company has two reportable business segments: securities market-making and asset management. Securities market-making includes the operations of KS, KCM and KFP and includes market-making in equity securities listed on Nasdaq, on the OTCBB of the NASD, in the over-the-counter market for NYSE- and AMEX-listed securities and in options on individual equities, equity indices, fixed income instruments and certain commodities. The asset management segment includes the operations of Deephaven Management LLC, Deephaven Capital LLC and Deephaven Investment Advisers LLC and consists of investment management and sponsorship for a series of private investment funds.

   The Company's net revenues, income before income taxes and assets by segment are summarized below:

                                   Securities
                                 Market Making  Asset Management     Total
                                 -------------- ---------------- --------------
For the three months ended June
 30, 2000:
  Revenues.....................  $  301,000,117   $12,517,639    $  313,517,756
  Income before income taxes...      99,011,944     9,903,274       108,915,218
  Total assets.................   2,276,767,746    34,810,348     2,311,578,094
For the three months ended June
 30, 1999:
  Revenues.....................     247,274,808     6,897,670       254,172,478
  Pro forma income before
   income taxes................      94,830,524     4,489,618        99,320,142
  Total assets.................     995,408,490    20,001,212     1,015,409,702
For the six months ended June
 30, 2000:
  Revenues.....................     804,789,930    23,492,092       828,282,022
  Pro forma income before
   income taxes................     306,776,934    18,810,700       325,587,634
  Total assets.................   2,276,767,746    34,810,348     2,311,578,094
For the six months ended June
 30, 1999:
  Revenues.....................     447,079,218    10,533,425       457,612,643
  Pro forma income before
   income taxes................     163,307,275     8,629,783       171,937,058
  Total assets.................     995,408,490    20,001,212     1,015,409,702

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

   We have experienced and expect to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, volatility in the securities markets, our ability to manage personnel, overhead and other expenses, the number of limit orders received as a percentage of net trading revenues, changes in payments for order flow, clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions and general economic conditions. If demand for our market-making services declines and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced, and may experience in the future, significant seasonality in our business.

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

 Overview

   We are the leading market maker in equity securities listed on Nasdaq, the OTCBB of the NASD, and the over-the-counter market for New York Stock Exchange
(NYSE) and American Stock Exchange (AMEX)-listed securities. We are also a leading market maker in options on individual equities, equity indices and fixed income instruments in the U.S. and Europe. The firm also maintains an asset management business for institutional investors and high net worth individuals through our Deephaven subsidiaries.

   KS commenced Nasdaq and OTC securities market-making operations on July 24, 1995. KS's share volume totaled 16.7 billion and 17.1 billion, or 78% and 80% of our total equity share volume, for the three months ended June 30, 2000, and 1999, respectively. KCM's share volume totaled 4.8 billion and 4.2 billion, or 22% and 20% of our total equity share volume for the three months ended June 30, 2000 and 1999, respectively.

 Revenues

   Our revenues consist principally of net trading revenue from securities market-making activities. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in equity trade and share volumes and option contract volumes, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace and by regulatory changes and evolving industry customs and practices.

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

   Employee compensation and benefits expense primarily consists of salaries paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Approximately 73% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market-making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the costs we allocate to employees engaged in market-making and sales activities.

   Payments for order flow primarily represent customary payments to broker-dealers, in the normal course of business, for directing their order flow in equity securities to us. We only pay broker-dealers for orders that provide us with a profit opportunity. For example, we make payments on market orders, but do not pay on limit orders.

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

   Professional fees primarily consist of fees paid to computer programming and systems consultants, as well as legal and other professional fees.

   Depreciation and amortization expense results from the depreciation of fixed assets purchased by us and the amortization of goodwill, which includes contingent consideration resulting from the acquisitions of the listed securities market-making businesses of KCM and Tradetech Securities, L.P., ("Tradetech") which we acquired in November 1997. Depreciation and amortization expense also includes the amortization of goodwill related to our purchases of the AMEX specialist operations of Gargoyle Specialists, L.P. ("Gargoyle") in July 1999, Mesirow Financial's Professional Execution Business in May 2000 and Binary Partners in June 2000.

   Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

   Other expenses primarily consist of administrative expenses and other operating costs incurred in connection with our business growth, as well as director fees.

 Income Tax

   Income tax expense in the Consolidated Statements of Income represents actual income taxes incurred through June 30, 2000. Before the Merger, KFP was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements do not include a provision for income taxes. Subsequent to the

Merger, the Company is subject to federal income taxes and state income taxes based on KFP's income. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

Results of Operations

Three Months Ended June 30, 2000 and 1999

 Revenues

   Net trading revenue increased 19.4% to $283.0 million for the three months ended June 30, 2000, from $237.0 million for the comparable period in 1999. This increase was primarily due to higher equity share volume and increased average revenue per equity share. Total equity share volume increased 0.9% to
21.5 billion equity shares traded for the three months ended June 30, 2000, from 21.3 billion equity shares traded for the comparable period in 1999, and average revenue per equity share increased to $.0114 per share from $.0102 during the same period.

   Asset management fees increased 71.0% to $10.9 million for the three months ended June 30, 2000, from $6.4 million for the comparable period in 1999. The increase in fees was primarily due to an increase in fund return from 6.73% for the second quarter of 1999 to 8.91% for the second quarter of 2000 and an increase in the amount of funds under management from $278.1 million at June 30, 1999 to $477.1 million at June 30, 2000 in the Deephaven Market Neutral Master Fund, which contained the majority of our funds under management.

   Interest income increased 138.4% to $12.1 million for the three months ended June 30, 2000, from $5.1 million for the comparable period in 1999. This increase was primarily due to larger cash balances held at banks and our clearing brokers.

   Commissions and fees increased 23.5% to $5.5 million for the three months ended June 30, 2000, from $4.4 million for the comparable period in 1999. This increase is primarily due to higher share volumes from institutional customers in listed securities.

   Investment income and other income increased 59.9% to $2.0 million for the three months ended June 30, 2000, from $1.2 million for the comparable period in 1999. This increase was primarily due to an increase in income from our investments, primarily our investments in the private hedge funds that we sponsor and manage.

 Expenses

   Employee compensation and benefits expense increased 32.6% to $102.3 million for the three months ended June 30, 2000, from $77.1 million for the comparable period in 1999. As a percentage of total revenues, employee compensation and benefits expense increased to 32.6% for the three months ended June 30, 2000, from 30.3% for the comparable period in 1999. The increase on a dollar and on a percentage basis was primarily due to increased gross trading profits, growth in our institutional sales revenue and growth in the number of employees. Due to increased net trading revenue, profitability based compensation increased 19.5% to $82.1 million for the three months ended June 30, 2000, from $68.7 million for the comparable period in 1999, and represented 80.3% and 89.0% of total employee compensation and benefits expense for the three months ended June 30, 2000 and 1999, respectively. Our number of employees increased to 1,074 employees as of June 30, 2000, from 702 employees as of June 30, 1999.

   Payments for order flow increased 8.4% to $38.3 million for the three months ended June 30, 2000, from $35.4 million for the comparable period in 1999. As a percentage of total revenues, payments for order flow decreased to 12.2% for the three months ended June 30, 2000 from 13.9% for the comparable period in 1999.

The increase in payments for order flow on a dollar basis was primarily due to a 0.9% increase in equity shares traded for the three months ended June 30, 2000 and changes in our order flow composition. The decrease in payments for order flow as a percentage of total revenues was primarily due to an increase in our average revenue per equity share and increases in our institutional, asset management and options revenues, respectively.

   Execution and clearance fees increased 25.5% to $27.6 million for the three months ended June 30, 2000, from $22.0 million for the comparable period in 1999. As a percentage of total revenues, execution and clearance fees was 8.8% and 8.7% for the three months ended June 30, 2000 and 1999, respectively. The increase on a dollar basis was primarily due to an increase in equity trades executed for the three months ended June 30, 2000 and an increase in our institutional business. Total equity trade volume increased 55.2% to 33.3 million equity trades for the three months ended June 30, 2000 from 21.4 million equity trades for the comparable period in 1999. This increase was offset, in part, by a decrease in clearance rates charged by clearing brokers and volume discounts.

   Communications and data processing expense increased 68.1% to $7.1 million for the three months ended June 30, 2000, from $4.2 million for the comparable period in 1999. This increase was generally attributable to higher trading volumes and an increase in our number of employees.

   Business development expense increased 84.1% to $2.9 million for the three months ended June 30, 2000, from $1.6 million for the comparable period in 1999. This increase was primarily the result of increased advertising and higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

   Interest expense increased 325.0% to $8.0 million for the three months ended June 30, 2000, up from $1.9 million for the comparable period in 1999. This increase was primarily due to transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

   Professional fees increased 160.5% to $6.2 million for the three months ended June 30, 2000, up from $2.4 million for the comparable period in 1999. This increase was primarily due to increased consulting expenses related to our investments in technology, our European and Japanese expansion efforts and legal and other professional fees.

   Depreciation and amortization expense increased 98.8% to $5.5 million for the three months ended June 30, 2000, from $2.8 million for the comparable period in 1999. This increase was primarily due to the purchase of approximately $43.8 million of additional fixed assets and leasehold improvements between June 30, 1999 and June 30, 2000 and the amortization of goodwill related to our acquisitions of the listed securities market-making businesses of KCM and Tradetech and the options specialist business of Gargoyle.

   Occupancy and equipment rentals expense increased 67.2% to $4.3 million for the three months ended June 30, 2000, from $2.6 million for the comparable period in 1999. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 161,909 square feet of office space at June 30, 2000, up from 112,653 square feet of office space at June 30, 1999.

   Other expenses increased 6.2% to $2.3 million for the three months ended June 30, 2000, from $2.2 million for the comparable 1999 period. This was primarily the result of increased operating costs in connection with our overall business growth.

   Our effective and pro forma effective tax rates for the three months ended June 30, 2000 and 1999, respectively, differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses. Our effective tax rate declined to 38% for the three months ended June 30, 2000 from 42% for the three months ended June 30, 1999 primarily due to lower state and local income taxes.

Six Months Ended June 30, 2000 and 1999

 Revenues

   Net trading revenue increased 79.0% to $770.1 million for the six months ended June 30, 2000, from $430.3 million for the comparable period in 1999. This increase was primarily due to higher equity share volume. Total equity share volume increased 75.3% to 65.3 billion equity shares traded for the six months ended June 30, 2000, from 37.3 billion equity shares traded for the comparable period in 1999.

   Asset management fees increased 107.5% to $20.3 million for the six months ended June 30, 2000, from $9.8 million for the comparable period in 1999. The increase in fees was primarily due to an increase in fund return from 11.74% for the first half of 1999 to 18.76% for the first half of 2000 and an increase in the amount of funds under management from $278.1 million at June 30, 1999 to $477.1 million at June 30, 2000 in the Deephaven Market Neutral Master Fund, which contained the majority of our funds under management.

   Interest income increased 157.7% to $22.5 million for the six months ended June 30, 2000, from $8.7 million for the comparable period in 1999. This increase was primarily due to larger cash balances held at banks and our clearing brokers.

   Commissions and fees increased 46.1% to $10.2 million for the six months ended June 30, 2000, from $7.0 million for the comparable period in 1999. This increase is primarily due to higher share volumes from institutional customers in listed securities.

   Investment income and other income increased 186.6% to $5.2 million for the six months ended June 30, 2000, from $1.8 million for the comparable period in 1999. This increase was primarily due to an increase in income from our investments, primarily our investments in the private hedge funds that we sponsor and manage.

 Expenses

   Employee compensation and benefits expense increased 99.1% to $277.4 million for the six months ended June 30, 2000, from $139.4 million for the comparable period in 1999. As a percentage of total revenues, employee compensation and benefits expense increased to 33.5% for the six months ended June 30, 2000, from 30.5% for the comparable period in 1999. The increase on a dollar and on a percentage basis was primarily due to increased gross trading profits, growth in our institutional sales revenue, growth in the number of employees and higher margins. Due to increased net trading revenue, profitability based compensation increased 94.9% to $237.7 million for the six months ended June 30, 2000, from $122.0 million for the comparable period in 1999, and represented 85.7% and 87.5% of total employee compensation and benefits expense for the six months ended June 30, 2000 and 1999, respectively. Our number of employees increased to 1,074 employees as of June 30, 2000, from 702 employees as of June 30, 1999.

   Payments for order flow increased 44.0% to $97.6 million for the six months ended June 30, 2000, from $67.8 million for the comparable period in 1999. As a percentage of total revenues, payments for order flow decreased to 11.8% for the six months ended June 30, 2000 from 14.8% for the comparable period in 1999. The increase in payments for order flow on a dollar basis was primarily due to a 75.3% increase in equity shares traded for the six months ended June 30, 2000 to 65.3 billion shares, up from 37.3 billion for the comparable period in 1999. The decrease in payments for order flow as a percentage of total revenues was primarily due to increases in our institutional, asset management and options revenues, respectively.

   Execution and clearance fees increased 37.5% to $57.4 million for the six months ended June 30, 2000, from $41.7 million for the comparable period in 1999. As a percentage of total revenues, execution and clearance fees decreased to 6.9% for the six months ended June 30, 2000, from 9.1% for the comparable period in 1999. The increase on a dollar basis was primarily due to a 92.7% increase in equity trades executed to 77.4 million equity trades for the six months ended June 30, 2000, from 40.1 million equity trades in the comparable period in 1999 and an increase in our institutional business. This increase was offset, in part, by a decrease in clearance rates charged by clearing brokers and volume discounts. The decrease in our execution and clearance fees as a percentage of net trading revenue was primarily due to a decrease in clearance rates charged by clearing brokers, volume discounts and growth in the volume of OTC securities transactions.

   Communications and data processing expense increased 70.4% to $14.2 million for the six months ended June 30, 2000, from $8.4 million for the comparable period in 1999. This increase was generally attributable to higher trading volumes and an increase in our number of employees.

   Business development expense increased 247.7% to $8.1 million for the six months ended June 30, 2000, from $2.3 million for the comparable period in 1999. This increase was primarily the result of increased advertising and higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

   Interest expense increased 224.2% to $14.9 million for the six months ended June 30, 2000, up from $4.6 million for the comparable period in 1999. This increase was primarily due to transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

   Professional fees increased 191.5% to $10.8 million for the six months ended June 30, 2000, up from $3.7 million for the comparable period in 1999. This increase was primarily due to increased consulting expenses related to our investments in technology, our European and Japanese expansion efforts and legal and other professional fees.

   Depreciation and amortization expense increased 97.7% to $9.7 million for the six months ended June 30, 2000, from $4.9 million for the comparable period in 1999. This increase was primarily due to the purchase of approximately $43.8 million of additional fixed assets and leasehold improvements between June 30, 1999 and June 30, 2000 and the amortization of goodwill related to our acquisitions of the listed securities market-making businesses of KCM and Tradetech and the options specialist business of Gargoyle.

   Occupancy and equipment rentals expense increased 64.1% to $7.4 million for the six months ended June 30, 2000, from $4.5 million for the comparable period in 1999. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 161,909 square feet of office space at June 30, 2000, up from 112,653 square feet of office space at June 30, 1999.

   Other expenses increased 22.6% to $4.9 million for the six months ended June 30, 2000, from $4.0 million for the comparable period in 1999. This was primarily the result of increased operating costs in connection with our overall business growth.

   Our effective and pro forma effective tax rates for the six months ended June 30, 2000 and 1999, respectively, differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses. Our pro forma effective tax rate declined to 38% for the six months ended June 30, 2000 from 42% for the six months ended June 30, 1999 primarily due to lower state and local income taxes.

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

Liquidity and Capital Resources

   Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of June 30, 2000, we had $2.3 billion in assets, 92% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges.

   Net income and pro forma net income plus depreciation and amortization was $72.7 million and $60.8 million during the three months ended June 30, 2000 and 1999, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $5.5 million and $2.8 million during the three months ended June 30, 2000 and 1999, respectively. Capital expenditures were $16.6 million and $4.6 million for the three months ended June 30, 2000 and 1999, respectively, primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. Additionally, we made cash payments of $4.6 million for the three months ended June 30, 2000 in connection with our acquisitions of the listed securities market-making businesses of KCM in 1995 and Tradetech in 1997. We anticipate that we will meet our 2000 capital expenditure needs out of operating cash flows.

   As registered broker-dealers and market makers, KS, KCM and KFP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 ($3.7 million, $1.2 million and $250,000, respectively as of June 30, 2000). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM and KFP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to their parents, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At June 30, 2000, KS had net capital of $318.4 million, which was $314.7 million in excess of its required net capital of $3.7 million, KCM had net capital of $54.1 million which was $52.9 million in excess of its required net capital of $1.2 million and KFP had net capital of $25.1 million which was $24.8 million in excess of its required net capital of $250,000.

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

Recent Developments

   In July 2000, the Company and The Nikko Securities Co., Ltd. established a joint venture operation that will provide wholesale market-making services in Japanese equity securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Our market-making activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

   We employ automated proprietary trading and risk management systems which provide real time, on-line risk management and inventory control. We monitor our risks by a constant review of trading positions and their appropriate risk measures. For each market maker, we have established a system whereby transactions are monitored by senior management as are individual and aggregate dollar and inventory position totals, appropriate risk measures and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

   In the normal course of our OTC and exchange-listed market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at June 30, 2000 was $227.0 million in long positions and $284.8 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $5.8 million gain as of June 30, 2000 due to the offset of losses in long positions with gains in short positions.

   In the normal course of options market making, we maintain inventories of options, futures and equities. Our main exposures are from equity price and volatility risk. We manage these exposures by constantly monitoring and diversifying our exposures and position sizes and establishing offsetting hedges. Our market making staff and trading room managers continuously manage our positions and our risk exposures. Our systems incorporate trades and update our risk profile using options pricing models on a real time basis.

   Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, risk reports are distributed to senior management and the firm's risk managers who incorporate this information in our daily market making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At June 30, 2000, 10% movements in volatility and stock prices on our equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market making portfolio:

                                               Change in Stock Prices
                                      ------------------------------------------
                                          -10%          None           +10%
                                      ------------- -------------  -------------
Change in Volatility
  +10%............................... $14.1 million $ 1.8 million  $12.7 million
  None...............................  11.1 million           --    11.3 million
  -10%...............................   8.4 million  (1.2 million)  10.1 million

   This stress analysis covers positions in options and futures, underlying securities and related hedges. The 10% changes in stock prices and volatility in the charts above make the assumption of a universal 10% movement in all of our underlying positions. The analysis also includes a number of estimates that we believe to be reasonable, but cannot assure that they produce an accurate measure of future risk.

   For working capital purposes, we invest in money market funds, commercial paper, government securities or maintain interest bearing balances in our trading accounts with clearing brokers, which are classified as cash equivalents and receivable from clearing brokers, respectively, in the Consolidated Statements of Financial Condition. These other amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   We and certain of our officers and employees have been subject to legal proceedings in the past and may be subject to legal proceedings in the future. We are currently a party to certain legal proceedings; presently, we do not believe the outcomes of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition or operating results.

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company held its Annual meeting of Shareholders on May 17, 2000 for the purposes of: (i) approving the change of the Company's name to Knight Trading Group, Inc.; (ii) amending the Company's Certificate of Incorporation to increase the Company's authorized Class A Common Stock from 200 million shares to 500 million shares; (iii) electing its Board of Directors; (iv) approving an amendment to the Company's 1998 Long-Term Incentive Plan to increase the number of shares of the Company's Class A Common Stock authorized for issuance thereunder; and (v) ratifying the appointment of its independent auditors. The Board of Directors consists of a total of fifteen persons who are elected by the holders of the Company's Class A Common Stock. The fifteen persons were nominated by the Board of Directors to serve as directors for terms of one year.

   The change of the Company's name to Knight Trading Group, Inc. was approved by the Stockholders with 113,514,814 votes FOR (99.8%), 125,233 votes AGAINST and 61,091 votes ABSTAINED OR BROKER NON-VOTES.

   The Stockholders approved the amendment to the Company's Certificate of Incorporation to increase the Company's authorized Class A Common Stock from 200 million to 500 million shares with 109,036,816 votes FOR (95.9%), 4,515,888 votes AGAINST and 148,434 votes ABSTAINED OR BROKER NON-VOTES.

   The following sets forth the results of the election of directors:

DIRECTORS

Name Of Nominee                                   For       %    Withheld    %
---------------                               ----------- ------ --------- -----
Kenneth D. Pasternak......................... 105,314,470 92.62% 8,386,668 7.38%
Walter F. Raquet............................. 113,198,057 99.56%   503,087 0.44%
Robert I. Turner............................. 113,171,105 99.53%   530,033 0.47%
Robert M. Lazarowitz......................... 113,190,323 99.50%   570,815 0.50%
Anthony M. Sanfilippo........................ 105,327,912 92.64% 8,373,226 7.36%
Peter S. Hajas............................... 113,197,713 99.56%   503,425 0.44%
John G. Hewitt............................... 113,178,108 99.54%   523,030 0.46%
Charles V. Doherty........................... 104,331,772 91.76% 9,369,366 8.24%
Gene L. Finn................................. 113,196,372 99.56%   504,766 0.44%
Gary R. Griffith............................. 113,201,325 99.56%   499,813 0.44%
Bruce R. McMaken............................. 113,152,781 99.52%   548,357 0.48%
J. Joe Ricketts.............................. 113,189,586 99.55%   511,552 0.45%
Rodger O. Riney.............................. 113,160,101 99.52%   541,037 0.48%
V. Eric Roach................................ 113,189,498 99.55%   511,640 0.45%
Robert Greifeld.............................. 113,199,116 99.56%   502,022 0.44%

   No proxies were solicited from the holders of the Class B Common Stock since no such shares were outstanding. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

   The amendment to the Company's 1998 Long-Term Incentive Plan to increase the number of shares of the Company's Class A Common Stock authorized for issuance thereunder was approved by the Stockholders with 68,432,501 votes FOR (86.1%), 10,852,813 votes AGAINST and 203,225 votes ABSTAINED OR BROKER NON-VOTES.

   The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2000 was approved by the Stockholders with 113,453,494 votes FOR (99.8%), 153,510 votes AGAINST, and 94,134 votes ABSTAINED OR BROKER NON-VOTES.

   Further information regarding these matters is contained in the Company's Proxy Statement dated April 20, 2000.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit 27. Financial Data Schedule.
  (b) Reports on Form 8-K

   The following report on Form 8-K was filed with the Securities and Exchange
Commission:

    July 17, 2000 (Items 5 and 7)
    A press release announcing the Company's results of operations for the quarter ended June 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto until duly authorized.

                                          Knight Trading Group, Inc.

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

Date: August 11, 2000