Form 10-Q
period 2000-09-30
KNIGHT TRADING GROUP INC
filed 2000-11-14
CIK 1060749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

   At November 13, 2000 the number of shares outstanding of the registrant's Class A common stock was 122,956,780 and there were no shares outstanding of the registrant's Class B common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KNIGHT TRADING GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT
                    For the Quarter Ended SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I FINANCIAL INFORMATION:
 Item 1. Financial Statements...........................................     3
         Consolidated Statements of Income..............................     3
         Consolidated Statements of Financial Condition.................     4
         Consolidated Statements of Cash Flows..........................     5
         Notes to Consolidated Financial Statements.....................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    11
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    18
 PART II OTHER INFORMATION:
 Item 1. Legal Proceedings..............................................    19
 Item 2. Changes in Securities and Use of Proceeds......................    19
 Item 3. Defaults Upon Senior Securities................................    20
 Item 4. Submission of Matters to a Vote of Security Holders............    20
 Item 5. Other Information..............................................    20
 Item 6. Exhibits and Reports on Form 8-K...............................    20
 Signatures..............................................................   20

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                           KNIGHT TRADING GROUP, INC.

                       Consolidated Statements of Income
                                  (unaudited)

                         For the three months ended    For the nine months ended
                         ---------------------------  ----------------------------
                         September 30, September 30,  September 30,  September 30,
                             2000          1999           2000           1999
                         ------------- -------------  -------------  -------------
Revenues
  Net trading revenue... $165,546,668  $147,143,673   $ 935,634,409  $577,468,890
  Asset management
   fees.................    9,785,248     5,112,929      30,113,942    14,909,013
  Interest and
   dividends, net of
   interest expense.....    5,837,510     2,888,649      13,468,138     7,031,863
  Commissions and fees..    5,866,883     4,721,878      17,940,494    11,687,932
  Investment income and
   other................      412,010     1,157,573       6,252,428     2,954,486
                         ------------  ------------   -------------  ------------
    Total revenues......  187,448,319   161,024,702   1,003,409,411   614,052,184
                         ------------  ------------   -------------  ------------
Expenses
  Employee compensation
   and benefits.........   57,329,180    42,187,961     334,810,522   181,543,655
  Payments for order
   flow.................   37,270,268    31,068,701     134,907,102    98,850,717
  Execution and
   clearance fees.......   24,176,765    22,559,526      82,226,696    64,274,267
  Communications and
   data processing......    8,060,354     5,322,280      22,290,632    13,595,170
  Depreciation and
   amortization.........    7,385,754     3,045,514      17,100,314     7,950,638
  Professional fees.....    5,844,500     1,411,916      16,483,250     5,104,308
  Occupancy and
   equipment rentals....    5,421,985     2,943,891      12,826,528     7,466,916
  Business development..    2,442,141     3,733,388      10,564,939     6,068,537
  Other.................    4,993,821       657,370      11,215,276     4,747,195
                         ------------  ------------   -------------  ------------
    Total expenses......  152,924,768   112,930,547     642,425,259   389,601,403
                         ------------  ------------   -------------  ------------
Income before income
 taxes and minority
 interest...............   34,523,551    48,094,155     360,984,152   224,450,781
Income tax expense......   14,117,335    12,894,648     136,477,888    75,718,211
                         ------------  ------------   -------------  ------------
Income before minority
 interest...............   20,406,216    35,199,507     224,506,264   148,732,570
Minority interest in
 consolidated
 subsidiaries...........      177,763           --          177,763           --
                         ------------  ------------   -------------  ------------
Net income.............. $ 20,583,979  $ 35,199,507   $ 224,684,027  $148,732,570
                         ============  ============   =============  ============
Basic earnings per
 share.................. $       0.17  $       0.29   $        1.84  $       1.24
                         ============  ============   =============  ============
Diluted earnings per
 share.................. $       0.16  $       0.28   $        1.77  $       1.19
                         ============  ============   =============  ============
Pro forma adjustments
 (see Note 1)
  Income before income
   taxes and minority
   interest.............               $ 48,094,155   $ 360,984,152  $224,450,781
  Adjustment for pro
   forma employee
   compensation and
   benefits.............                 (2,271,248)       (267,109)   (6,690,813)
                                       ------------   -------------  ------------
  Pro forma income
   before income taxes
   and minority
   interest.............                 45,822,907     360,717,043   217,759,968
  Pro forma income tax
   expense..............                 17,611,967     137,121,175    89,574,106
                                       ------------   -------------  ------------
  Pro forma income
   before minority
   interest.............                 28,210,940     223,595,868   128,185,862
  Minority interest in
   consolidated
   subsidiaries.........                        --          177,763           --
                                       ------------   -------------  ------------
  Pro forma net income..               $ 28,210,940   $ 223,773,631  $128,185,862
                                       ============   =============  ============
  Pro forma basic
   earnings per share...               $       0.23   $        1.83  $       1.06
                                       ============   =============  ============
  Pro forma diluted
   earnings per share...               $       0.22   $        1.76  $       1.02
                                       ============   =============  ============
Shares used in basic
 earnings per share
 calculations (see Note
 7).....................  122,661,830   121,708,801     122,350,107   120,426,172
                         ============  ============   =============  ============
Shares used in diluted
 earnings per share
 calculations (see Note
 7).....................  126,565,409   126,855,862     126,930,997   125,348,986
                         ============  ============   =============  ============

--------
(1) Interest revenue is presented net of interest expense. Interest expense for the three months ended September 30, 2000 and 1999 was $11,607,266 and $2,808,069, respectively. Interest expense for the nine months ended September 30, 2000 and 1999 was $26,834,684 and $7,393,228, respectively.

  The accompanying notes are an integral part of these consolidated financial statements

                           KNIGHT TRADING GROUP, INC.

                 Consolidated Statements of Financial Condition
                                  (unaudited)

                                                  September 30,    December 31,
                                                       2000            1999
                                                  --------------  --------------
Assets
  Cash and cash equivalents.....................  $  347,989,686  $  304,053,554
  Securities owned, at market value.............   1,665,024,982     910,232,916
  Receivable from clearing brokers..............     197,030,172     215,423,208
  Fixed assets and leasehold improvements at
   cost, less accumulated depreciation..........      57,274,866      26,820,045
  Goodwill, less accumulated amortization.......      45,895,470      24,899,982
  Investments...................................      42,950,479      40,408,554
  Income taxes receivable.......................      10,421,043             --
  Other assets..................................      43,312,696      18,447,547
                                                  --------------  --------------
    Total assets................................  $2,409,899,394  $1,540,285,806
                                                  ==============  ==============
Liabilities and Stockholders' Equity
Liabilities
  Securities sold, not yet purchased, at market
  value.........................................  $1,389,772,941  $  720,919,013
  Securities sold under agreements to
  repurchase....................................             --       10,409,736
  Payable to clearing broker....................     196,950,609     159,943,018
  Accrued compensation expense..................      44,172,563      57,234,608
  Accrued execution and clearance fees..........       7,193,029       8,371,056
  Accrued payments for order flow...............      10,348,122      13,978,854
  Accounts payable, accrued expenses and other
  liabilities...................................      19,148,285      54,205,482
  Income taxes payable..........................             --       15,992,937
                                                  --------------  --------------
    Total liabilities...........................   1,667,585,549   1,041,054,704
                                                  --------------  --------------
Minority interest in consolidated subsidiaries..       7,229,376             --
                                                  --------------  --------------
Stockholders' equity
  Class A Common Stock..........................       1,228,385       1,221,215
  Additional paid-in capital....................     312,431,791     300,355,094
  Retained earnings.............................     422,321,246     197,637,219
  Accumulated other comprehensive income
   (loss)--foreign currency translation
   adjustments, net of tax effect...............        (896,953)         17,574
                                                  --------------  --------------
    Total stockholders' equity..................     735,084,469     499,231,102
                                                  --------------  --------------
    Total liabilities and stockholders' equity..  $2,409,899,394  $1,540,285,806
                                                  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                      For the nine months ended September 30,
                                      ----------------------------------------
                                             2000                 1999
                                      -------------------  -------------------
Cash flows from operating activities
Net income..........................  $       224,684,027  $       148,732,570
Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization.....           17,100,314            7,950,638
  Minority interest in earnings of
   consolidated subsidiary..........             (177,763)                 --
Income tax credit from stock options
 exercised..........................            6,832,031            6,919,975
(Increase) decrease in operating as-
 sets
  Securities owned..................         (754,792,066)        (100,948,506)
  Receivable from clearing brokers..           18,393,036           (2,995,904)
  Income taxes receivable...........          (10,421,043)          (4,902,306)
  Other assets......................          (24,865,149)         (26,555,866)
Increase (decrease) in operating li-
 abilities
  Securities sold, not yet pur-
   chased...........................          668,853,928           83,963,076
  Securities sold under agreements
   to repurchase....................          (10,409,736)            (921,467)
  Payable to clearing broker........           37,007,591           (6,934,602)
  Accrued compensation expense......          (13,062,045)           5,835,460
  Accounts payable, accrued expenses
   and other liabilities............          (35,057,197)         (13,627,975)
  Accrued execution and clearance
   fees.............................           (1,178,027)           1,049,481
  Accrued payments for order flow...           (3,630,732)             189,633
  Income taxes payable..............          (15,992,937)          (2,031,392)
                                      -------------------  -------------------
    Net cash provided by operating
     activities.....................          103,284,232           95,722,815
                                      -------------------  -------------------
Cash flows from investing activities
Payment of contingent considera-
 tion...............................           (5,093,791)          (4,141,017)
Investments.........................          (12,348,175)         (18,998,422)
Acquisitions........................          (10,784,255)          (6,534,609)
Purchases of fixed assets and lease-
 hold improvements..................          (42,866,327)         (12,406,662)
                                      -------------------  -------------------
    Net cash used in investing ac-
     tivities.......................          (71,092,548)         (42,080,710)
                                      -------------------  -------------------
Cash flows from financing activities
Repayment of short term loan........                  --            (3,748,938)
Proceeds from issuance of common
 stock..............................                  --            80,219,537
Stock options exercised.............            5,251,836            3,298,060
Contributions from minority owners
 in consolidated subsidiary.........            7,407,139                  --
Capital contributions from members
 of KFP.............................                  --            14,256,627
                                      -------------------  -------------------
    Net cash provided by financing
     activities.....................           12,658,975           94,025,286
                                      -------------------  -------------------
Effect of exchange rate differences
 on cash and cash equivalents.......             (914,527)              99,293
                                      -------------------  -------------------
Increase in cash and cash equiva-
 lents..............................           43,936,132          147,766,684
Cash and cash equivalents at begin-
 ning of period.....................          304,053,554          117,704,635
                                      -------------------  -------------------
Cash and cash equivalents at end of
 period.............................  $       347,989,686  $       265,471,319
                                      ===================  ===================
Supplemental disclosure of cash flow
 information:
  Cash paid for interest............  $        26,697,274  $         7,366,065
                                      ===================  ===================
  Cash paid for income taxes........  $       164,137,503  $        83,957,075
                                      ===================  ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                  (unaudited)

1. Organization and Description of the Business

   Knight Trading Group, Inc. (the "Company") and its subsidiaries operate in market-making and asset management business lines. Knight Securities ("KS") operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board. Knight Capital Markets ("KCM," formerly known as Trimark Securities) operates as a market maker in the over-the-counter market for New York Stock Exchange (NYSE)- and American Stock Exchange (AMEX)-listed securities. Knight Financial Products ("KFP") makes markets in options on individual equities, equity indices and fixed income instruments in the U.S. and in Europe. The Company also maintains an asset management business for institutional investors and high net worth individuals through its Deephaven subsidiary. KS, KCM and KFP are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission"). Additionally, KS and KCM are members of the National Association of Securities Dealers, Inc. ("NASD").

   The Company was organized in January 2000 as the successor to the business of its predecessor, Knight/Trimark Group, Inc. (the "Predecessor") (see below). The Predecessor was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C. ("Roundtable"). In May 2000, the Company changed its name from Knight/Trimark Group, Inc. to Knight Trading Group, Inc.

   On January 12, 2000, the Company completed a merger (the "Merger") with Arbitrade Holdings LLC ("Arbitrade"). The transaction resulted in the Company, a newly formed parent holding company, issuing shares on a tax-free basis to holders of the Predecessor's common stock and to the owners of Arbitrade. Following the transaction, the Predecessor and Arbitrade became subsidiaries of the Company, which assumed the name Knight/Trimark Group, Inc. and became the publicly traded Nasdaq company under the same ticker symbol as the Predecessor
(NITE). Arbitrade's options market making unit subsequently changed its name to "Knight Financial Products." The transaction was accounted for as a pooling of interests, and, as such, the historical financial statements have been restated to account for the merger on a retroactive basis. Pro forma adjustments for compensation and income taxes have been made to the historical financial statements of Arbitrade to adjust for partners' compensation, which was previously paid as distributions of capital, and income taxes, which were previously borne by the individual partners of Arbitrade. The foregoing description of the Arbitrade transaction is a brief summary and is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as an exhibit to the Company's report on Form 8-K filed with the SEC on January 12, 2000. Unless otherwise indicated, all references to the "Company" refer to the Company or the Predecessor, as appropriate.

2. Significant Accounting Policies

 Basis of consolidation and form of presentation

   The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries (see Note 1) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1999 included in the Company's Report on Form 10-K as filed with the SEC. All share and per share amounts presented in this document have been adjusted to reflect the Company's two-for-one stock split on May 14, 1999.

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

 Foreign currencies

   The functional currency of the Company's consolidated foreign subsidiaries are the U.S. dollar, the British Pound and the Japanese Yen. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. The foreign exchange gains and losses resulting from these translations are included as a separate component of stockholders' equity in the Consolidated Statements of Financial Condition.

 Depreciation, amortization and occupancy

   Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the life of the related office lease. The Company records rent expense on a straight-line basis over the life of the lease.

 Income taxes

   Income tax expense in the Consolidated Statements of Income represents actual income taxes incurred through September 30, 2000. Before the Merger, KFP was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements do not include a provision for income taxes. Subsequent to the Merger, the Company is subject to federal income taxes and state income taxes based on KFP's income. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

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

 Minority Interest

   Minority interest expense represents a minority owner's share of net income in one of the Company's consolidated subsidiaries.

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

3. Securities Owned and Securities Sold, Not Yet Purchased

   Securities owned and securities sold, not yet purchased consist of the following:

                                                    September 30,  December 31,
                                                         2000          1999
                                                    -------------- ------------
Securities owned:
  Equities......................................... $  805,242,294 $381,240,123
  Options..........................................    859,782,688  518,408,094
  U.S. government obligations......................            --    10,584,699
                                                    -------------- ------------
                                                    $1,665,024,982 $910,232,916
                                                    ============== ============
Securities sold, not yet purchased:
  Equities......................................... $  534,828,991 $263,614,076
  Options..........................................    854,943,950  457,304,937
                                                    -------------- ------------
                                                    $1,389,772,941 $720,919,013
                                                    ============== ============

4. Investments

   The Company's wholly-owned subsidiary, Deephaven Capital Management LLC, is the investment manager and sponsor of private investment funds that engage in various trading strategies involving equities, debt instruments and derivatives. The Company owns interests in these private investment funds. Such investments amounted to approximately $13.7 million at September 30, 2000. Certain officers of the Company also own interests in these private investment funds.

5. Significant Customers

   The Company considers significant customers to be customers who provide the Company with 10% or more of its order flow, as measured in share volume, during the period. For the three months ended September 30, 2000, the Company had no significant customers.

6. Comprehensive Income


   Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

                              Three months ended           Nine months ended
                          --------------------------- ----------------------------
                          September 30, September 30, September 30,  September 30,
                              2000          1999          2000           1999
                          ------------- ------------- -------------  -------------
Net income/ pro forma
 net income.............   $20,583,979   $28,210,940  $223,773,631   $128,185,862
Foreign currency
 translation adjustment,
 net of tax.............      (567,480)       99,293      (914,527)        99,293
                           -----------   -----------  ------------   ------------
Total comprehensive
 income, net of tax.....   $20,016,499   $28,310,233  $222,859,104   $128,285,155
                           ===========   ===========  ============   ============

7. Earnings per Share

   Basic and diluted earnings per common share have been calculated by dividing net income by the sum of the weighted average shares of Class A Common Stock and Class B Common Stock outstanding during each respective period.

   Weighted-average shares outstanding for the three and nine month periods ended September 30, 2000 and 1999 have been determined as if the Merger described in Note 1 occurred as of the earliest date presented. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2000 and 1999:


                                 Three months ended      Three months ended
                                 September 30, 2000      September 30, 1999
                               ----------------------- -----------------------
                                                       Numerator / Denominator
                               Numerator / Denominator  pro forma  / pro forma
                               net income   / shares   net income    shares
                               ----------- ----------- ----------- -----------
Income and shares used in ba-
 sic calculations............. $20,583,979 122,661,830 $28,210,940 121,708,801
Effect of dilutive stock op-
 tions........................         --    3,903,579         --    5,147,061
                               ----------- ----------- ----------- -----------
Income and shares used in di-
 luted calculations........... $20,583,979 126,565,409 $28,210,940 126,855,862
                               =========== =========== =========== ===========
  Pro forma basic earnings per
   share......................             $      0.17             $      0.23
                                           ===========             ===========
  Pro forma diluted earnings
   per share..................             $      0.16             $      0.22
                                           ===========             ===========

                                 Nine months ended        Nine months ended
                                 September 30, 2000       September 30, 1999
                              ------------------------ ------------------------
                              Numerator /              Numerator /  Denominator
                               pro forma   Denominator  pro forma   / pro forma
                               net income   / shares      income      shares
                              ------------ ----------- ------------ -----------
Income and shares used in
 basic calculations.........  $223,773,631 122,350,107 $128,185,862 120,426,172
Effect of dilutive stock op-
 tions......................           --    4,580,890          --    4,922,814
                              ------------ ----------- ------------ -----------
Income and shares used in
 diluted calculations.......  $223,773,631 126,930,997 $128,185,862 125,348,986
                              ============ =========== ============ ===========
  Pro forma basic earnings
   per share................               $      1.83              $      1.06
                                           ===========              ===========
  Pro forma diluted earnings
   per share................               $      1.76              $      1.02
                                           ===========              ===========

8. Net Capital Requirements

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

   At September 30, 2000, KS had net capital of $321,449,204 which was $318,529,286 in excess of its required net capital of $2,919,918, KCM had net capital of $56,949,028 which was $55,949,028 in excess of its required net capital of $1,000,000 and KFP had net capital of $24,780,359 which was $24,530,359 in excess of its required net capital of $250,000.

9. Business Segments

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

   The Company's net revenues, income before income taxes and assets by segment are summarized below:

                                        Securities      Asset
                                      Market Making  Management      Total
                                      -------------- ----------- --------------
For the three months ended September
 30, 2000:
  Revenues........................... $  177,044,269 $10,404,050 $  187,448,319
  Income before income taxes and mi-
   nority interest...................     26,865,534   7,658,017     34,523,551
  Total Assets.......................  2,380,785,998  29,113,396  2,409,899,394
For the three months ended September
 30, 1999:
  Revenues...........................    155,016,071   6,008,631    161,024,702
  Pro forma income before income tax-
   es................................     41,804,678   4,018,229     45,822,907
  Total Assets.......................  1,514,069,485  26,216,321  1,540,285,806
For the nine months ended September
 30, 2000:
  Revenues...........................    969,513,269  33,896,142  1,003,409,411
  Pro forma income before income
   taxes and minority interest.......    334,248,326  26,468,717    360,717,043
  Total Assets.......................  2,380,785,998  29,113,396  2,409,899,394
For the nine months ended September
 30, 1999:
  Revenues...........................    597,510,128  16,542,056    614,052,184
  Pro forma income before income tax-
   es................................    206,406,423  11,353,545    217,759,968
  Total Assets.......................  1,514,069,485  26,216,321  1,540,285,806

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

 Overview

   We are the leading market maker in equity securities listed on Nasdaq, the OTCBB of the NASD, and the over-the-counter market for New York Stock Exchange
(NYSE) and American Stock Exchange (AMEX)-listed securities. We are also a leading market maker in options on individual equities, equity indices and fixed income instruments in the U.S. and Europe. The firm also maintains an asset management business for institutional investors and high net worth individuals through our Deephaven subsidiary.

   KS commenced Nasdaq and OTC securities market-making operations on July 24, 1995. KS's share volume totaled 17.0 billion and 14.0 billion, or 77% and 78% of our total equity market-making share volume, for the three months ended September 30, 2000, and 1999, respectively. KCM's share volume totaled 5.0 billion and 3.8 billion, or 23% and 22% of our total equity market-making share volume for the three months ended September 30, 2000 and 1999, respectively.

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

   Employee compensation and benefits expense primarily consists of salaries paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Approximately 72% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market-making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the costs we allocate to employees engaged in market-making and sales activities.

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

   Depreciation and amortization expense results from the depreciation of fixed assets purchased by us and the amortization of goodwill, which includes contingent consideration resulting from the acquisitions of the listed securities market-making businesses of KCM and Tradetech Securities, L.P., ("Tradetech") which we acquired in November 1997. Depreciation and amortization expense also includes the amortization of goodwill related to our purchases of various options specialist businesses.

   Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

   Other expenses primarily consist of administrative expenses and other operating costs incurred in connection with our business growth, as well as director fees.

 Income Tax

   Income tax expense in the Consolidated Statements of Income represents actual income taxes incurred through September 30, 2000. Before the Merger, KFP was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements do not include a provision for income taxes. Subsequent to the Merger, the Company is subject to federal income taxes and state income taxes based on KFP's income. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

Results of Operations

Three Months Ended September 30, 2000 and 1999

 Revenues

   Net trading revenue increased 12.5% to $165.5 million for the three months ended September 30, 2000, from $147.1 million for the comparable period in 1999. This increase was primarily due to higher equity share volume, which was partially offset by decreased average revenue per equity share. Total equity share volume increased 23.2% to 21.9 billion equity shares traded for the three months ended September 30, 2000, from 17.8 billion equity shares traded for the comparable period in 1999, while average revenue per equity share decreased to $.0065 per share from $.0073 during the same period in 1999.

   Asset management fees increased 91.4% to $9.8 million for the three months ended September 30, 2000, from $5.1 million for the comparable period in 1999. The increase in fees was primarily due to an increase in fund return from 4.41% for the third quarter of 1999 to 6.37% for the third quarter of 2000 and an increase in the amount of funds under management from $317.4 million at September 30, 1999 to $630.0 million at September 30, 2000 in the Deephaven Market Neutral Master Fund, which contained the majority of our funds under management.

   Interest income, net of interest expense increased 102.1% to $5.8 million for the three months ended September 30, 2000, from $2.9 million for the comparable period in 1999. This increase was primarily due to larger cash balances held at banks and our clearing brokers, offset in part by higher transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

   Commissions and fees increased 24.2% to $5.9 million for the three months ended September 30, 2000, from $4.7 million for the comparable period in 1999. This increase is primarily due to higher share volumes from institutional customers in listed securities.

   Investment income and other income decreased 64.4% to $412,000 for the three months ended September 30, 2000, from $1.2 million for the comparable period in 1999. This decrease was primarily due to a decrease in income from our investments.

 Expenses

   Employee compensation and benefits expense increased 28.9% to $57.3 million for the three months ended September 30, 2000, from $44.5 million for the comparable pro forma period in 1999. As a percentage of total revenues, employee compensation and benefits expense increased to 30.6% for the three months ended September 30, 2000, from 27.6% for the comparable pro forma period in 1999. The increase on a dollar and on a percentage basis was primarily due to increased gross trading profits, growth in our institutional sales revenue and growth in our number of employees. Due to increased net trading revenue, profitability based compensation increased 11.1% to $35.3 million for the three months ended September 30, 2000, from $31.8 million for the comparable pro forma period in 1999, and represented 61.7% and 71.5% of total employee compensation and benefits expense for the three months ended September 30, 2000 and for the three months ended September 30, 1999 on a pro forma basis, respectively. Our number of employees increased to 1,209 employees as of September 30, 2000, from 762 employees as of September 30, 1999.

   Payments for order flow increased 20.0% to $37.3 million for the three months ended September 30, 2000, from $31.1 million for the comparable period in 1999. As a percentage of total revenues, payments for order flow was 19.9% for the three months ended September 30, 2000 and 19.3% for the comparable period in 1999. The increase in payments for order flow on a dollar basis was primarily due to a 23.2% increase in equity shares traded for the three months ended September 30, 2000 and the introduction of payment for order flow in the options marketplace.

   Execution and clearance fees increased 7.2% to $24.2 million for the three months ended September 30, 2000, from $22.6 million for the comparable period in 1999. As a percentage of total revenues, execution and clearance fees decreased to 12.9% for the three months ended September 30, 2000 from 14.0% for the comparable period in 1999. The increase on a dollar basis was primarily due to an increase in equity trades executed for the three months ended September 30, 2000. Total equity trade volume increased 53.7% to 31.4 million equity trades for the three months ended September 30, 2000 from 20.4 million equity trades for the comparable period in 1999. This increase was offset, in part, by a decrease in clearance rates charged by clearing brokers and volume discounts. The decrease in our execution and clearance fees as a percentage of net trading revenue was primarily due to a decrease in clearance rates charged by clearing brokers, volume discounts and growth in the volume of OTC securities transactions.

   Communications and data processing expense increased 51.4% to $8.1 million for the three months ended September 30, 2000, from $5.3 million for the comparable period in 1999. This increase was generally attributable to higher trading volumes and an increase in our number of employees.

   Depreciation and amortization expense increased 142.5% to $7.4 million for the three months ended September 30, 2000, from $3.0 million for the comparable period in 1999. This increase was primarily due to the purchase of approximately $50.1 million of additional fixed assets and leasehold improvements between September 30, 1999 and September 30, 2000 and the amortization of goodwill related to our acquisitions of the listed securities market-making businesses of KCM and Tradetech and various options specialist businesses.

   Professional fees increased 313.9% to $5.8 million for the three months ended September 30, 2000, up from $1.4 million for the comparable period in 1999. This increase was primarily due to increased consulting expenses related to our investments in technology, our European and Japanese expansion efforts and legal and other professional fees.

   Occupancy and equipment rentals expense increased 84.2% to $5.4 million for the three months ended September 30, 2000, from $2.9 million for the comparable period in 1999. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 271,924 square feet of office space at September 30, 2000, up from 138,004 square feet of office space at September 30, 1999.

   Business development expense decreased 34.6% to $2.4 million for the three months ended September 30, 2000, from $3.7 million for the comparable period in 1999. This decrease was primarily the result of decreased advertising costs in the third quarter of 2000 from the third quarter of 1999.

   Other expenses increased 659.7% to $5.0 million for the three months ended September 30, 2000, from $657,000 for the comparable 1999 period. This was primarily the result of increased operating costs in connection with our overall business growth.

   Our effective and pro forma effective tax rates for the three months ended September 30, 2000 and 1999, respectively, differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses. Our effective tax rate increased to 41% for the three months ended September 30, 2000 from 38% for the three months ended September 30, 1999 primarily due to state and local taxes.

Nine Months Ended September 30, 2000 and 1999

 Revenues

   Net trading revenue increased 62.0% to $935.6 million for the nine months ended September 30, 2000, from $577.5 million for the comparable period in 1999. This increase was primarily due to higher equity share volume. Total equity share volume increased 58.5% to 87.3 billion equity shares traded for the nine months ended September 30, 2000, from 55.1 billion equity shares traded for the comparable period in 1999.

   Asset management fees increased 102.0% to $30.1 million for the nine months ended September 30, 2000, from $14.9 million for the comparable period in 1999. The increase in fees was primarily due to an increase in fund return from 14.43% for the first nine months of 1999 to 26.33% for the first nine months of 2000 and an increase in the amount of funds under management from $317.4 million at September 30, 1999 to $630.0 million at September 30, 2000 in the Deephaven Market Neutral Master Fund, which contained the majority of our funds under management.

   Interest income, net of interest expense increased 91.5% to $13.5 million for the nine months ended September 30, 2000, from $7.0 million for the comparable period in 1999. This increase was primarily due to larger cash balances held at banks and our clearing brokers offset in part by higher transaction-related interest expense resulting from a higher level of securities sold, not yet purchased.

   Commissions and fees increased 53.5% to $17.9 million for the nine months ended September 30, 2000, from $11.7 million for the comparable period in 1999. This increase is primarily due to higher share volumes from institutional customers in listed securities.

   Investment income and other income increased 111.6% to $6.3 million for the nine months ended September 30, 2000, from $3.0 million for the comparable period in 1999. This increase was primarily due to an increase in income from our investments, primarily our investments in the private hedge funds that we sponsor and manage.

 Expenses

   Pro forma employee compensation and benefits expense increased 78.0% to $335.1 million for the nine months ended September 30, 2000, from $188.2 million for the comparable period in 1999. As a percentage of total revenues, pro forma employee compensation and benefits expense increased to 33.4% for the nine months ended September 30, 2000, from 30.7% for the comparable period in 1999. The increase on a dollar and on a percentage basis was primarily due to increased gross trading profits, growth in our institutional sales revenue and growth in our number of employees. Due to increased net trading revenue, pro forma profitability based compensation increased 77.9% to $273.4 million for the nine months ended September 30, 2000, from $153.7 million for the comparable period in 1999, and represented 81.6% and 81.7% of total pro forma employee compensation and benefits expense for the nine months ended September 30, 2000 and 1999, respectively. Our number of employees increased to 1,209 employees as of September 30, 2000, from 762 employees as of September 30, 1999.

   Payments for order flow increased 36.5% to $134.9 million for the nine months ended September 30, 2000, from $98.9 million for the comparable period in 1999. As a percentage of total revenues, payments for order flow decreased to 13.4% for the nine months ended September 30, 2000 from 16.1% for the comparable period in 1999. The increase in payments for order flow on a dollar basis was primarily due to a 58.5% increase in equity shares traded for the nine months ended September 30, 2000 to 87.3 billion shares, up from 55.1 billion for the comparable period in 1999. The decrease in payments for order flow as a percentage of total revenues was primarily due to increases in our institutional, asset management and options revenues, respectively.

   Execution and clearance fees increased 27.9% to $82.2 million for the nine months ended September 30, 2000, from $64.3 million for the comparable period in 1999. As a percentage of total revenues, execution and clearance fees decreased to 8.2% for the nine months ended September 30, 2000, from 10.5% for the comparable period in 1999. The increase on a dollar basis was primarily due to a 79.6% increase in equity trades executed to 108.8 million equity trades for the nine months ended September 30, 2000, from 60.6 million equity trades in the comparable period in 1999. This increase was offset, in part, by a decrease in clearance rates charged by clearing brokers and volume discounts. The decrease in our execution and clearance fees as a percentage of net trading revenue was primarily due to a decrease in clearance rates charged by clearing brokers, volume discounts and growth in the volume of OTC securities transactions.

   Communications and data processing expense increased 64.0% to $22.3 million for the nine months ended September 30, 2000, from $13.6 million for the comparable period in 1999. This increase was generally attributable to higher trading volumes and an increase in our number of employees.

   Depreciation and amortization expense increased 115.1% to $17.1 million for the nine months ended September 30, 2000, from $8.0 million for the comparable period in 1999. This increase was primarily due to the purchase of approximately $50.1 million of additional fixed assets and leasehold improvements between September 30, 1999 and September 30, 2000 and the amortization of goodwill related to our acquisitions of the listed securities market-making businesses of KCM and Tradetech and various options specialist businesses.

   Professional fees increased 222.9% to $16.5 million for the nine months ended September 30, 2000, up from $5.1 million for the comparable period in 1999. This increase was primarily due to increased consulting expenses related to our investments in technology, our European and Japanese expansion efforts and legal and other professional fees.

   Occupancy and equipment rentals expense increased 71.8% to $12.8 million for the nine months ended September 30, 2000, from $7.5 million for the comparable period in 1999. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 271,924 square feet of office space at September 30, 2000, up from 138,004 square feet of office space at September 30, 1999.

   Business development expense increased 74.1% to $10.6 million for the nine months ended September 30, 2000, from $6.1 million for the comparable period in 1999. This increase was primarily the result of increased advertising and higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

   Other expenses increased 136.3% to $11.2 million for the nine months ended September 30, 2000, from $4.7 million for the comparable period in 1999. This was primarily the result of increased operating costs in connection with our overall business growth.

   Our effective and pro forma effective tax rates for the nine months ended September 30, 2000 and 1999, respectively, differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses. Our pro forma effective tax rate declined to 38% for the nine months ended September 30, 2000 from 41% for the nine months ended September 30, 1999 primarily due to lower state and local income taxes.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133. In June 2000, the FASB issued SFAS 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is an amendment to SFAS No. 133 and is effective concurrently with SFAS No. 137. We anticipate adopting the provisions of SFAS No. 133, 137 and 138 effective January 1, 2001 and do not believe that the adoption of these statements will have a material impact on our financial statements.

   In September 2000, the FASB issued SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement resets standards for accounting for securitizations and other transfers of financial assets that are sales from transfers that are secured borrowings. We anticipate adopting the provisions of SFAS No. 140 effective January 1, 2001 and do not believe that the adoption of this statement will have a material impact on our financial statements.

Liquidity and Capital Resources

   Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of September 30, 2000, we had $2.4 billion in assets, 92% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges.

   Net income and pro forma net income plus depreciation and amortization was $28.0 million and $31.3 million during the three months ended September 30, 2000 and 1999, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $7.4 million and $3.0 million during the three months ended September 30, 2000 and 1999, respectively. Capital expenditures were $12.6 million and $6.2 million for the three months ended September 30, 2000 and 1999, respectively, primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. Additionally, we made cash payments of $463,000 for the three months ended September 30, 2000 in connection with our acquisitions of the listed securities market-making businesses of Tradetech in 1997. We anticipate that we will meet our 2000 capital expenditure needs out of operating cash flows.

   As registered broker-dealers and market makers, KS, KCM and KFP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 ($2.9 million, $1.0 million and $250,000, respectively as of September 30, 2000). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM and KFP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to their parents, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At September 30, 2000, KS had net capital of $321.4 million, which was $318.5 million in excess of its required net capital of $2.9 million, KCM had net capital of $56.9 million which was $55.9 million in excess of its required net capital of $1.0 million and KFP had net capital of $24.8 million which was $24.5 million in excess of its required net capital of $250,000.

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

Other

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

   In the normal course of our OTC and exchange-listed market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at September 30, 2000 was $235.8 million in long positions and $146.5 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $8.9 million loss as of September 30, 2000 due to the offset of losses in long positions with gains in short positions.

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

   Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, risk reports are distributed to senior management and the firm's risk managers who incorporate this information in our daily market making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At September 30, 2000, 10% movements in volatility and stock prices on our equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market making portfolio:

                                                Change in Stock Prices
                                        ----------------------------------------
                                            -10%         None           +10%
                                        ------------ -------------  ------------
Change in Volatility
  +10%................................. $5.5 million ($0.2 million) $8.8 million
  None.................................  4.9 million            --   8.5 million
  -10%.................................  4.4 million   0.8 million   8.5 million

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

Date: November 13, 2000