Form 10-K
period 2000-12-31
KNIGHT TRADING GROUP INC
filed 2001-03-29
CIK 1060749

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                                   001-14223
                            Commission File Number

                               -----------------

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

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                Shares of Class A Common Stock, $0.01 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Class A Common Stock held by nonaffiliates
of the Registrant was approximately $    at March 28, 2001 based upon the
closing price for shares of the Registrant's Class A Common Stock as reported by the National Market System of the Nasdaq Stock Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

   At March 28, 2001 the number of shares outstanding of the Registrant's Class A Common Stock was 123,650,480 and there were no shares outstanding of the Registrant's Class B Common Stock as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Definitive Proxy Statement relating to the Company's 2001 Annual Meeting to be filed hereafter (incorporated into Part III hereof).


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          KNIGHT TRADING GROUP, INC.
                            FORM 10-K ANNUAL REPORT
                  For the Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

PART I

Item 1.  Business..................................................................  3
Item 2.  Properties................................................................ 14
Item 3.  Legal Proceedings......................................................... 14
Item 4.  Submission of Matters to a Vote of Security Holders....................... 15

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..... 15
Item 6.  Selected Financial Data................................................... 15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................ 17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk................ 26
Item 8.  Financial Statements and Supplementary Data............................... 29
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures................................................. 48

PART III

Item 10. Directors................................................................. 48
Item 11. Executive Compensation.................................................... 48
Item 12. Security Ownership of Certain Beneficial Owners and Management............ 48
Item 13. Certain Relationships and Related Transactions............................ 48

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........... 49
Exhibit Index...................................................................... 49
Signatures......................................................................... 50

UNLESS OTHERWISE INDICATED, REFERENCES TO THE "COMPANY" MEAN KNIGHT TRADING GROUP, INC. AND ITS SUBSIDIARIES.

   Except for historical information contained herein, the matters discussed in this report contain certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward looking statements. Factors that may cause such differences include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; computer system failures; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.

PART I

Item 1. Business

Overview

   We are a leading wholesale market maker. Market makers hold themselves out to execute trades by offering to buy or sell securities for their own account. We have attained our leadership position by providing best execution services to broker-dealer and institutional clients through our proprietary trading methodology and sophisticated trading systems.
   Through our subsidiaries, we make markets in global equities and global derivatives, and we operate an asset management business. Our subsidiary, Knight Securities, L.P. ("KS"), is the leading market maker in Nasdaq securities. Knight Capital Markets LLC ("KCM") holds the leading market position in the Nasdaq Inter-Market, the over-the-counter market in exchange-listed equity securities, primarily those listed on the New York Stock Exchange ("NYSE") and the American Stock Exchange ("AMEX"). Knight Financial Products LLC ("KFP") is a leading market maker in listed options on individual equities, equity indices and fixed income futures instruments in the U.S. and Europe. We also maintain an asset management business for institutional investors and high net worth individuals through our Deephaven Capital Management subsidiary.

   In 1993, in the midst of significant changes in the securities industry, our founders developed a vision of the next-generation business model for market making. The business model required a focus on client service, state-of-the-art technology and operating efficiencies resulting from high trading volumes. In 1995, our founders' vision materialized with the acquisition of Trimark Securities, Inc. (subsequently renamed KCM) and the establishment of KS. Through KS, we make markets in approximately 9,100 equity securities in Nasdaq and on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). Through KCM, we make markets in the Nasdaq Inter-Market.

   Since our inception in 1995, we have experienced significant growth in market share. Our dedication to providing quality executions allowed us to quickly expand our broker-dealer and institutional client base during the rapid increase of on-line investing that occurred over the past five years. We have maintained a strong market share in the markets in which we participate as follows:

 . Based on data from The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by broker-dealer market makers, KS achieved a #1 market share ranking of volume in Nasdaq in February 1998. KS has continued to maintain this #1 ranking, despite the decline of the Nasdaq market since March 2000. The volume of Nasdaq shares traded by KS increased from 1.4 billion shares in the month of January 1998 to 6.4 billion shares in the month of December 2000. However, our volumes have declined during the first quarter of 2001 as retail trading levels have fallen from 2000.

 . According to the NASD, KCM has held the #1 market share ranking in the trading of the over-the-counter market for NYSE-listed securities in the Nasdaq Inter-Market for over two years. KCM's trading volume of the over-the-counter market for NYSE-listed securities has increased from 342.9 million shares in January 1998 to 1.0 billion shares in December 2000. During the same period, KCM's market share increased from

   2 9.5% to 44.4%. However, KCM's volumes and market share have declined during the first quarter of 2001 as retail trading levels have fallen from 2000.

 . According to the NASD, KCM has also held the #1 market share ranking in the trading of the over-the-counter market for AMEX-listed securities in the Nasdaq Inter-Market for over two years. KCM's trading volume of the over-the-counter market for AMEX-listed securities has increased from 59.4 million shares in January 1998 to 199.7 million shares in December 2000. During the same period, KCM decreased its market share from 64.8% to 47.2%. KCM's volumes and market share have declined during the first quarter of 2001 as retail trading levels have fallen from 2000.

 . KFP's trading volume in listed options grew by over 300% in 2000, consistent with the growth in the overall options market. KFP's trading volume increased to 21.4 million option contracts in 2000 from 5.6 million option contracts in 1998. In 2000, KFP began specialist operations on the Philadelphia Stock Exchange and the Pacific Stock Exchange. Additionally, KFP became a founding participant on the newly launched International Securities Exchange. KFP also purchased the professional execution services business from Mesirow Financial, which was subsequently renamed Knight Execution Partners ("KEP").

   For the year ended December 31, 2000, we had revenues of $1,257 million, a 40% increase from 1999 revenues of $897 million. Our pro forma pre-tax income grew to $418 million in 2000, a 33% increase over 1999 pre-tax income of $315 million. Additionally, in 2000, our return on equity was 38%, and our pre-tax margins were 33%. In 2000, we executed 142.7 million trades and traded 112.1 billion shares, up from 90.7 million trades and 81.0 billion shares in the prior year.

International Expansion

   In March 2001, we finalized our first closing for a pan-European market making venture with 19 broker-dealers and banks from Europe and the United States. Our partners in the initial closing of Knight Roundtable Europe Limited, which consist of a diverse group of leading pan-European and U.S. securities firms, banks and broker-dealers, have contributed a total of $27.6 million. This amount has been matched by us and we have also contributed to the venture our UK broker-dealer, Knight Securities International, Ltd. ("KSIL"). Following this closing, our ownership in Knight Roundtable Europe Limited stands at approximately 85%. Additional closings are anticipated, and, upon completion, our partners could collectively own up to 30% of the venture. We believe Knight Roundtable Europe Limited will further establish our international presence by leveraging technology and the Company's trading methodologies to provide best execution solutions for European investors in pan-European and U.S. equities.

   In the third quarter of 2000 we established a joint venture operation with Nikko Securities Co., Ltd. to provide wholesale market-making services in Japanese equity securities. The new entity, called Knight Securities Japan Ltd. ("KSJ"), is registered as a securities firm in accordance with Japanese Securities and Exchange Law. We own 60% of this joint venture. KSJ began trading Jasdaq equity securities in December 2000. Ultimately, the new operation expects to expand its market-making services to stocks traded on additional Japanese equity markets. We also expect to form a consortium of securities firms, broker-dealers and banks.

Merger with Arbitrade Holdings LLC

   On November 17, 1999, we entered into an Agreement and Plan of Merger with Arbitrade Holdings LLC ("Arbitrade"), an options market maker and asset manager with operations in the U.S. and Europe, and its members. On January 12, 2000, we completed our acquisition of Arbitrade and subsequently renamed its options market-making subsidiary, KFP. The Arbitrade transaction, which was accounted for as a pooling of interests, resulted in a newly formed parent holding company that issued shares on a tax-free basis to holders of our Class A Common Stock and to the owners of Arbitrade. Following the transaction, the Company and Arbitrade became subsidiaries of the new parent holding company, which assumed the name "Knight Trading Group, Inc." and became the publicly traded Nasdaq company under the same ticker symbol-NITE. This reorganization resulted in the automatic exchange of shares of our Class A Common Stock for shares of Class A Common Stock of the new parent holding company, on a one-for-one basis.

   Upon completion of the Arbitrade transaction, Arbitrade members received 10,505,001 shares of newly-issued Class A Common Stock of the new parent holding company. Such shares of Class A Common Stock represented approximately 8.6% of the outstanding stock of the new parent at that time. The number of shares received by the Arbitrade members was calculated based on an exchange ratio which was determined through arms-length negotiation. The foregoing summary is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as an exhibit to the Company's Form 8-K filed with the SEC on January 12, 2000.

Industry Background

   During recent years, the U.S. market for equity securities has experienced dramatic growth in trading volumes. The average daily volume of securities traded in Nasdaq increased from 225.0 million shares in December 1992 to 2.2 billion shares in December 2000. The average daily volume of securities traded on the NYSE increased from 222.2 million shares in December 1992 to 1.2 billion shares in December 2000. During this period, the average daily trading volume in the OTC market for exchange-listed securities has also increased significantly. The increase in trading volume has resulted from a number of factors, including:

 . increased cash flows into equity-based mutual funds;

 . historic high returns in U.S. equity markets;

 . the emergence and rapid growth of on-line discount brokers;

 . technological innovations, like the emergence of the Internet; and

 . reduced transaction costs

   The retail brokerage business has been impacted by advances in technology that have provided new and inexpensive means for individual investors to access and participate in the market for equity securities. For example, the Internet has facilitated individual investors' access to market information and has significantly reduced transaction costs. The proliferation of Internet brokers has resulted in dramatically lowered commissions charged for trading securities. While handling an increasing number of trades for a wide range of securities, Internet brokers also provide more immediate access to the marketplace than many other retail brokers. Additionally, mutual funds and other institutional investors are also demanding better execution of their trades and are seeking to reduce trading costs. The Internet brokerage business model and the demands of institutional investors have forced traditional brokers to change their approach to their business and seek ways to manage increased trading volumes while providing improved trade execution and reducing costs.

   Market makers provide trade executions by offering to buy securities from, or sell securities to, broker-dealers and institutional investors. Market-making firms that have elected to make a market in a security display the price at which they are willing to bid, meaning buy, or ask, meaning sell, these securities and adjust their bid and ask prices in response to the forces of supply and demand for each security. Market makers are either a department within larger, diversified securities firms or independent businesses. The internal market-making departments of securities firms often are limited in their ability to handle significant trading volumes in a broad range of securities. Most discount brokers and on-line brokers do not have internal market-making functions and, accordingly, rely entirely on third party market makers for trade execution.

   A market maker typically acts as principal and derives most of its revenues from the difference between the price paid when a security is bought and the price received when that security is sold. In the past, market makers relied on the spreads between bid and ask prices to ensure profitability and built cost structures based on these spreads. However, changes in regulations governing the securities industry and, to a lesser extent, the quoting of sixteenths rather than eighths of a dollar, have dramatically reduced average spreads. Implemented in January 1997, the SEC's Limit Order Display Rule requires the display or execution of client orders to buy or sell stock at a particular price, commonly referred to as limit orders, that (1) are priced better than a market maker's quote or (2) in certain circumstances add to the size associated with the market maker's quote when the market maker is at the best price in the market. The Limit Order Display Rule enables investors to advertise directly their trading interest to the market, allowing them to compete with market maker quotes and affect the size of bid-ask spreads.

Additional regulations adopted by the NASD require market makers to fill a client's limit order before their own trades. Since the implementation of the Limit Order Display Rule and the move to trading in sixteenths of a dollar, Nasdaq and NYSE spreads have each significantly decreased. We expect spreads to decline further with the introduction of decimal trading on Nasdaq and the various exchanges. Trading in decimal prices commenced in NYSE and AMEX listed securities in January 2001, and based on initiatives taken by the SEC, we anticipate that decimal pricing will commence in Nasdaq markets in April 2001. This date is subject to possible delay due to technological constraints.

   In this new narrower spread environment, maintaining profitability has become extremely difficult for many traditional market makers. At the same time, market makers have become subject to an increasing demand for better execution standards and improved customer service. To meet these demands and remain competitive, market makers have been forced to reexamine their traditional spread-based approach to market-making and to make extensive technological and human resource investments. To leverage these large investments and to remain profitable, market makers must execute a larger volume of trades and maintain increased inventory positions. However, the significant increases in trading volumes are only a benefit for the market maker if its cost per trade is lower than its revenues per trade and if the market maker is able to manage the risks associated with larger inventory positions.

   While large volumes of trading provide an opportunity to spread fixed costs over a larger number of trades, net profit per trade in the industry has significantly declined. In addition, significant volatility in equity markets, particularly in Internet and technology stocks, has led to significant fluctuations in the profitability in trading such stocks for market makers. In response to tightening spreads and increasing volatility in the equity markets, market makers need to seek new trading methodologies to identify and take advantage of the profit opportunities represented by each trade. These market makers also need to increase the number of buy and sell orders that they receive, commonly referred to as order flow. This increased order flow will, in turn, provide increased trading profit opportunities. These market makers require efficient and sophisticated systems and risk management practices and personnel with the requisite expertise to deliver superior trade execution and client service, while handling increased order flow and maintaining low cost per trade.

The Knight Trading Group Solution

   We are committed to providing a superior execution methodology that emphasizes automated execution and rule compliance, real-time information access to clients and pricing plus liquidity advantages based upon our willingness to commit capital. While most of our trades are automatically executed electronically, automatic execution is highly dependent on the determination and manual entry of bid-ask prices by traders. Furthermore, our trading revenues depend significantly on the management of inventory by our skilled and experienced trading professionals. The main elements of our solution include:

 .    Superior Execution and Enhanced Liquidity. We have implemented a variety of best execution practices that provide our clients with significantly enhanced liquidity. These practices include the following, but do not address a decimalized environment. In such case, these practices may change:

   KS

--KS guarantees to provide automated, electronic executions at the unlocked, uncrossed National Best Bid or Offer (NBBO) or better in approximately 3,400 Nasdaq issues in which it makes markets for market and marketable limit orders (exclusive of short sales) up to 2,000 shares, regardless of quote size.

--KS guarantees to price improve retail market and marketable limit orders
     (exclusive of short sales) representing the first 250,000 shares received before 9:25 a.m. (ET) in all Nasdaq issues for which KS makes markets at a fixed rate of 1/64 per share where the first unlocked, uncrossed NBBO has a spread greater than 1/32, regardless of order imbalances.

--KS guarantees to execute market and marketable limit orders (exclusive of short sales) representing the first 250,000 shares received no later than ten (10) minutes before the commencement of trading at the mid-point price of the first unlocked, uncrossed NBBO in all Nasdaq new issues (IPOs) for which KS intends to make markets, regardless of order imbalances.

--KS guarantees to provide automated price improvement of 1/16th of a point to retail market orders, between 100 and 499 shares inclusive, for Nasdaq stocks in the S&P 500, when the unlocked, uncrossed NBBO spread is equal to or greater than 1/8th of a point.

   KCM

--KCM provides execution services in every NYSE- and AMEX-listed equity security.

--KCM accepts all orders that can be sent to a primary exchange, i.e., short sales, all or none, stop orders, etc.

--KCM offers liquidity enhancement for market orders in most listed S&P 500 stocks at the NBBO regardless of the quote's size.

--KCM not only guarantees the client's market order to receive the best price available on any exchange or by any competing market maker, but also frequently delivers that price for many more shares than advertised.

--KCM offers various services such as limit order protection (based on the primary exchange price) and price improvement guarantees.

   All of the Company's guaranteed and automated execution protocols are predicated upon the existence of normal market conditions. We reserve the right at our sole discretion to reduce, modify, suspend, or cancel any of our automated order handling protocols, including automated price improvement and automatic execution, without prior notice on a stock by stock or client by client basis, when periods of extreme or unusual market conditions exist, risk management protocols so dictate, attempts are made to circumvent our automated executions size limitations, or we otherwise deem it appropriate. Our net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in equity trade and share volumes and option contract volume, our ability to derive trading gains by taking proprietary positions, changes in execution standards, volatility in the marketplace and by regulatory changes and evolving industry customs and practices.

 .     Sophisticated Trading Technology. We rely on sophisticated technology to facilitate our market-making activities. KS, KSIL and KSJ use the BRASS(R) trading system under license from SunGard Trading Systems (formerly known as Automated Securities Clearance). BRASS(R) is used by over 260 market makers. KS is one of a small number of BRASS(R) users to run BRASS(R) on its own computers with its own personnel, while other market makers, and our KSIL and KSJ subsidiaries, use SunGard Trading Systems as a service bureau. KCM employs a TCAM/Appletree trading system. KFP has developed its own proprietary trading system. We have made significant investments in our technology platform and infrastructure since our inception. All of our trading systems are augmented by software applications that enable the processing of a large volume of order flow efficiently, without diminishing speed of execution. Our equity market-making systems are designed to process up to 1.5 million trades per day. This capacity assumes an even distribution of trading activity throughout the day; however, our systems may experience processing delays during peak volume periods that result from heavy trading activity. In the fourth quarter of 2000 we handled an average of 539,000 trades per day and on April 4, 2000 we set our daily equity trade record by executing 1,049,000 equity trades. We continue to invest in technology to enhance further our processing capability.

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

 .     Commitment to Highest Quality Client Service. We are committed to providing the highest quality client service. We believe that our highly skilled, experienced and entrepreneurial workforce can effectively address the needs of our clients. We have over 120 experienced employees involved in client service. Our client service group is dedicated to handling orders greater than the automated execution size and ensuring consistent quality of execution.

   Throughout 2000 and 1999, KS maintained its #1 market share ranking as published by The AutEx Group. KS's share volumes, as compiled by us, and our market share, compiled from data reported by the NASD, are as follows:

                                                 NASD OTC
                                              Bulletin Board
                  Nasdaq Share  Percentage of and Other OTC  Percentage of
                     Volume      the market    Share Volume   the market
                    (per the      (per the       (per the      (per the
     Month Ended   Company)*        NASD)        Company)        NASD)
     ----------- -------------- ------------  -------------- ------------
                 (in thousands)               (in thousands)

     2000

     December...      4,381,802         7.29%      2,849,764        25.43%
     November...      3,669,478         7.11       2,192,909        25.39
     October....      4,096,220         6.95       2,107,123        24.36
     September..      3,623,396         7.85       2,197,756        25.38
     August.....      3,678,047         8.41       2,367,929        26.49
     July.......      3,397,534         8.28       1,703,357        24.96
     June.......      3,695,814         8.48       1,851,812        23.17
     May........      3,287,882         8.20       1,668,242        20.48
     April......      3,867,611         8.49       2,352,712        20.78
     March......      6,123,099         9.44       6,575,857        18.00
     February...      4,866,435        10.71       8,560,755        27.86
     January....      4,260,922         9.85       7,466,560        29.58

     1999

     December...      4,491,100        11.30%      4,150,515        27.33%
     November...      4,002,437        11.00       3,639,610        29.06
     October....      2,680,756         9.26       1,842,901        24.23
     September..      2,646,433         9.82       1,601,810        23.97
     August.....      2,496,024         9.78       2,148,911        24.82
     July.......      2,738,455        10.46       2,334,654        25.87
     June.......      2,326,839         9.34       2,752,638        26.68
     May........      2,323,029         9.99       3,267,537        27.07
     April......      2,981,933        10.16       3,485,738        24.69
     March......      2,466,752         9.36       1,791,757        23.84
     February...      2,041,634         9.39       1,934,942        26.67
     January....      2,432,428         9.62       1,425,306        23.50

*  includes Nasdaq National Market and Nasdaq Small Cap Market

   KCM's market share is based on statistics provided by the NASD.


                                   Nasdaq Inter-Market Volume in
            ---------------------------------------------------------------------------
                   NYSE-listed Securities                AMEX-listed Securities
            ------------------------------------- -------------------------------------
                                Percentage                            Percentage
              Actual Share       of Total           Actual Share       of Total
                 Volume        Market Share            Volume        Market Share
Month Ended (per the Company) (per the NASD) Rank (per the Company) (per the NASD) Rank
----------- ----------------- -------------  ---- ----------------- -------------  ----
             (in thousands)                        (in thousands)

2000

December...         1,706,130         44.44%    1           275,113         47.23%    1
November...         1,390,149         39.68     1           207,453         40.64     1
October....         1,705,502         44.73     1           215,492         50.80     1
September..         1,481,456         42.88     1           187,327         54.59     1
August.....         1,502,646         42.02     1           196,967         64.66     1
July.......         1,423,374         42.27     1           162,152         63.74     1
June.......         1,483,229         39.72     1           171,947         62.25     1
May........         1,339,223         40.35     1           164,623         57.66     1
April......         1,411,490         44.35     1           222,335         53.56     1
March......         1,925,755         46.24     1           339,839         64.12     1
February...         1,514,948         46.03     1           310,291         72.34     1
January....         1,628,928         45.53     1           243,403         69.75     1

1999

December...         1,788,540         46.62%    1           221,055         71.14%    1
November...         1,532,737         45.53     1           151,589         63.18     1
October....         1,315,366         43.38     1           130,091         54.27     1
September..         1,113,662         42.54     1           137,644         56.04     1
August.....         1,132,051         42.10     1           139,916         62.85     1
July.......         1,179,969         43.98     1           131,108         68.31     1
June.......         1,135,648         42.13     1           126,183         58.56     1
May........         1,205,532         44.58     1           133,948         67.53     1
April......         1,422,670         45.31     1           158,074         67.26     1
March......         1,346,064         43.82     1           149,563         65.19     1
February...         1,041,342         41.89     1           115,705         65.83     1
January....         1,089,872         42.70     1           107,789         67.56     1

Clients

   Our clients include national and regional full-service broker-dealers, discount brokers, institutional investors and electronic communication networks. We believe that Knight Trading Group is the largest execution destination for all equity transactions originated on the Internet.

   The fastest growing component of our revenue comes from institutional investors. Our institutional investors include mutual funds, investment advisors, pension plan sponsors, trusts and endowments. We intend to continue growing our institutional sales force to support our growing institutional client base.

   In 2000, our largest client accounted for 11.6% of our equity order flow as measured in share volume. No other client accounted for over 10% of our equity order flow as measured in share volume.

Marketing

   We seek to increase our market share through television and print advertising, advertising on our Web site and a public relations program. Our marketing focuses on advertising our execution services in publications targeted at the securities industry. In addition, we have a quarterly program of targeted mailings to existing and potential broker-dealer and institutional clients.

   We also market aggressively through one-on-one meetings with clients and potential clients, and continuous communications with existing clients. Our marketing strategy is to continue to differentiate Knight Trading Group from competitors by enhancing its reputation and brand as the provider of highest quality execution solutions and liquidity with superior customer service.

   We also sponsor the Knight Senior Advisory Committee, which is a committee of senior securities industry professionals that meet to discuss operational procedures, strategic direction and their trading partnership with us. During these meetings, we attempt to enhance communications between firms and address our clients' concerns, questions and ideas.

Clearing Arrangements

   In October 1999, KS began clearing all of its trades through Broadcourt Clearing Corp., a subsidiary of Merrill Lynch & Co. The contract between the parties will remain in effect until terminated by either party upon sixty days' prior written notice or upon thirty days' written notice in certain limited circumstances. KSIL clears through Merrill Lynch International, also a subsidiary of Merrill Lynch & Co. KCM clears all of its trades through National Investor Services Corp., a subsidiary of TD Waterhouse Group, Inc. The contract will remain in effect until terminated by either party upon sixty days' prior written notice. KFP clears the majority of its trades through First Options of Chicago, a subsidiary of Goldman Sachs Group, Inc.

Technology

   Our success is largely attributable to management's ability to identify and deploy emerging technologies that facilitate the execution of trades. Technology has not only enhanced our ability to handle order flow, it has also been an important component of our strategy to comply with government regulations, achieve the highest execution standards and provide superior client service. We also use our proprietary technology and technology licensed from third parties to monitor proactively the performance of our traders, to assess our inventory positions and to provide ongoing information to our clients. We are electronically linked to our broker-dealer and institutional clients through dedicated servers. Our trading volume is transacted over dedicated communications networks, which provide immediate access to our trading operations and facilitate the handling of client orders. We plan to continue to make additional investments in technology and to automate further our execution services.

   Architectural Design and Industry Standards. Our systems are designed to be open, interoperable, scalable, redundant and flexible. We utilize leading edge technologies including Sun Microsystems, Inc.'s client /server architecture, C/C++ programming languages, Java, relational database management systems and on-line analytical processing.

   Electronic Commerce. Our electronic commerce architecture enables our broker-dealer and institutional clients to send their orders through a variety of electronic communications gateways, including the Internet and direct client interfaces over our private network. Our clients can use their own order management system, an institutional portfolio management system or can select from a variety of our electronic connections.

   Trading Systems. KS, KSIL and KSJ use the BRASS(R) trading system designed by SunGard. This system has a client /server architecture that uses Sun Microsystems, Inc. workstations and servers. KS, KSIL and KSJ run a local version of BRASS(R). KS, KSIL and KSJ also make extensive use of application program interfaces, commonly known as APIs to develop software applications.

   KCM uses the Appletree trading system designed by TCAM. This system runs on Stratus Computer Inc.'s fault tolerant platform. KCM has also developed software applications using APIs.

   KFP uses an inhouse developed proprietary system to make markets on five major option exchanges in the U.S. The system supports screen based trading as well as floor trading. The system has a distributed architecture which can be run on Sun Microsystems Platforms and MS Windows NT Platforms.

   Disaster Recovery Center. We currently operate a back-up data center at a leased facility in Weehawken, NJ. This facility is used primarily to backup or support our trading data and processing if a disaster or major system malfunction occurs. To provide for system continuity in the event of short power outages, we have also equipped our three data centers and trading rooms with uninterruptible power supply units and back up generators.

   A larger facility in Fairfield, NJ is now being constructed to replace the Weehawken operation and provide expanded back-up capability. The Fairfield center will run a "hot" realtime copy of all our trading data and provide back-up realtime operation to support trading floors at the Jersey City offices. The Fairfield center will also support a small number of traders on site.

Competition

   Through 2000, we derived substantially all of our revenues from market-making and asset management activities. The market for these services, particularly market-making services through electronic communications networks ("ECNs"), is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. KS and KSIL competes primarily with wholesale, national, and regional broker-dealers, as well as ECNs. KCM competes with the NYSE, the AMEX, regional exchanges, other broker-dealer competitors and ECNs. KFP competes with other options specialists and market makers, while Deephaven competes with other asset management companies. We compete primarily on the basis of execution standards, our relationship with our clients and technology.

   A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of our competitors also offer a wider range of services and products than we offer and have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Recent advancements in computing and communications technology are substantially changing the means by which market-making services are delivered, including more direct access on-line to a wide variety of services and information, and have also created demand for more sophisticated levels of client service. The provision of such services may entail considerable cost without an offsetting increase in revenues. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. New competitors or alliances among competitors may emerge and they may acquire significant market share. All of these above factors may affect us in the future.

   ECNs. An electronic communications network, commonly referred to as an ECN, is defined by the SEC as "any electronic system that widely disseminates to third parties limit orders entered therein by an exchange market maker or OTC market maker and permits such orders to be executed against, in whole or in part." ECNs are private trading systems used by institutional investors and broker-dealers, including market makers and day trading firms. ECNs provide market participants with the ability to trade securities anonymously, manage inventory and to obtain immediate display of their limit orders. ECNs, however, merely provide a neutral forum in which third parties can display and match their limit orders.

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

Employees

   At December 31, 2000, we had a total of 1,364 full-time employees, of which 672 were employed at KS, 144 were employed at KCM, 379 were employed at KFP and Deephaven, 139 were employed at KSIL and 30 were employed at KSJ. Of KS's 672 employees, 387 were engaged in market-making and sales activities, 136 in systems and technology, 67 in client service and 82 in administration. Of KCM's 144 employees, 84 were engaged in market-making activities, 29 in client service, 15 in systems and technology and 16 in administration. Of KFP and Deephaven's 379 employees, 264 were engaged in market-making and sales activities, 63 in systems and technology, 5 in client service and 47 in administration. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are excellent.

   We recruit and retain our employees by compensating them largely on a performance basis, measuring performance primarily in terms of revenue generation. We are committed to improving the skill levels of our employees and, to that end, we have established Knight School, formal training sessions in which trading staff learn new trading techniques and are informed of regulatory developments. We are continuing to expand this initiative and to develop additional programs to improve the skills and productivity of our work force.

Intellectual Property and Other Proprietary Rights

   We rely primarily on trade secret and trademark law to protect our proprietary technology. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our proprietary rights. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to police unauthorized use of our intellectual property rights. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. These litigations, whether successful or unsuccessful, could result in substantial costs and diversions of resources either of which could have a material adverse effect on our business, financial condition and operating results. We may in the future receive notices of claims of infringement of other parties' proprietary rights.

Government Regulation

   The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, other self regulatory organizations, commonly known as SROs, such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, not protecting creditors or stockholders of market makers. Market makers are subject to regulation concerning certain aspects of their business, including trade practices, capital structure, record retention and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of its directors, officers or employees, and other adverse consequences. We and certain of our officers and other employees have, in the past, been subject to claims arising from the violation of such laws, rules and regulations, which resulted in the payment of fines and settlements.

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

   Our business, both directly and indirectly, relies on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, the SEC, certain SROs and certain states are beginning to address the regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations may be adopted that constrain our own and our clients' abilities to transact business through the Internet or other electronic communications gateways.

   In addition, we have established London and Japan-based subsidiaries and intend to expand our business to other countries in the future. To expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct business. The brokerage industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally.

  Termination of SEC's KCM Inquiry

   In 1996, the SEC advised KCM that it was conducting an inquiry with respect to KCM and asked that KCM voluntarily provide the SEC certain documents. At such time, based on the request for documents, it appeared that the SEC's inquiry concerned four areas: price improvement, protection of limit orders, payment for order flow and trade reporting. This inquiry was disclosed in the Company's initial public offering and follow-on offering prospectus'.

   On January 5, 2000, the staff of the SEC notified counsel for KCM that it intended to recommend an administrative and cease and desist proceeding against KCM and its then president, Steven Steinman, for alleged violations of Sections 10(b) and 15(c)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rules 10b-5 and 15c1-2 promulgated thereunder. On January 28, 2000, KCM and Mr. Steinman filed a submission with the SEC staff setting out their reasons why there was no basis for the staff's allegations. By letter dated February 16, 2000, the SEC staff notified KCM and Mr. Steinman that the staff was terminating its inquiry dating back to 1996 and that no enforcement action was recommended.

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

   Additionally, our foreign subsidiaries in London and Japan are subject to capital adequacy requirements of the Securities and Futures Authority Limited in the United Kingdom and the Financial Service Industry in Japan, respectively.

Item 2. Properties

   Our headquarters are located in Jersey City, New Jersey. We lease approximately 105,053 square feet under a lease which expires in March 2006, and we have an option to extend the lease term on three floors for an additional five-year period. We also lease approximately 183,202 square feet for our offices in Purchase, NY; Minnetonka, MN, Chicago, IL; Santa Clara, CA; Boston, MA; Jericho, NY; London, England and Japan. Our London lease represents space leased on the former floor of the London Stock Exchange.

   In July 2000, we signed a lease for our new world headquarters in Jersey City, NJ. The new headquarters will be located at 545 Washington Boulevard in Jersey City, a building now under construction adjacent to our current headquarters at 525 Washington Boulevard. We have leased approximately 266,000 square feet in our new building, and anticipate occupying our new space during the fourth quarter of 2001.

   We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, are adequate for our current needs.

Item 3. Legal Proceedings

   We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we can predict with any reasonable certainty, could have a material adverse effect on our business, financial condition or operating results. We and certain of our past and present officers and employees are currently the subject of legal proceedings, such as those stated in our 8-K filing of November 30, 2000, that are in their preliminary stages. As such, we are unable to predict the outcome of any such proceeding and assess or quantify the potential damages, if any.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our Class A Common Stock is traded on the Nasdaq National Market under the symbol "NITE." Public trading of our Class A Common Stock commenced on July 8, 1998. Before that, no public market for our Class A Common Stock existed. The following table sets forth, for the past two years, the high and low quarterly sales price per share of the Class A Common Stock in the Nasdaq National Market (adjusted for our stock split in May 1999):

                          1999
                          ----
                          First Quarter. $33.81 $10.00
                          Second Quarter  81.63  32.50
                          Third Quarter.  64.81  26.25
                          Fourth Quarter  57.50  21.69

                          2000
                          ----
                          First Quarter.  60.06  29.50
                          Second Quarter  53.00  24.31
                          Third Quarter.  39.75  25.00
                          Fourth Quarter  35.73  13.88

   As of March  , 2001, there were approximately    holders of record of our
Class A Common Stock.

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

Item 6. Selected Financial Data

   The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight Trading Group, Inc. and the Notes thereto included elsewhere in this document. You should read the following in conjunction with the Consolidated Financial Statements and the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The Consolidated Statements of Income Data for the years ended December 31, 1998, 1999 and 2000 and the Consolidated Statements of Financial Condition Data at December 31, 1999 and 2000 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Income Data for the years ended December 31, 1996 and 1997 and the Consolidated Statements of Financial Condition Data at December 31, 1996, 1997 and 1998 are derived from Consolidated Financial Statements not included in this document.

                                                                            For the years ended December 31,
                                                           -------------------------------------------------------------------
                                                               2000          1999          1998          1997         1996
                                                           ------------  ------------  ------------  -----------  -----------
                                                                     (In thousands, except share and per share data)
Consolidated Statement of Income Data:
Revenues..................................................
  Net trading revenue..................................... $  1,157,516  $    845,105  $    395,417  $   262,217  $   188,831
  Asset management fees...................................       41,884        19,921         6,134        7,389        3,821
  Interest and dividends, net of interest expense.........       16,137        11,950         3,981        1,382          762
  Commissions and fees....................................       32,158        16,439         3,983          705          190
  Investment income and other.............................        9,225         3,160         1,520          477          209
                                                           ------------  ------------  ------------  -----------  -----------
   Total revenues.........................................    1,256,920       896,575       411,035      272,170      193,813
                                                           ------------  ------------  ------------  -----------  -----------
Expenses
  Employee compensation and benefits......................      421,170       269,224       123,023       70,977       41,927
  Payments for order flow.................................      174,646       138,697        82,499       66,912       69,829
  Execution and clearance fees............................      112,238        89,575        50,724       34,613       26,357
  Communications and data processing......................       33,025        18,944        11,721        7,843        4,835
  Depreciation and amortization...........................       25,336        11,396         7,271        4,630        3,157
  Professional fees.......................................       21,527         7,889         4,513        2,363          487
  Occupancy and equipment rentals.........................       18,742        10,706         6,139        2,916        1,846
  Business development....................................       14,806        10,295         2,913        1,798          684
  Merger related costs....................................           --         9,969            --           --           --
  Interest on preferred units.............................           --            --           715        1,942        2,093
  Other...................................................       16,899         7,050         3,435        1,370        2,479
                                                           ------------  ------------  ------------  -----------  -----------
   Total expenses.........................................      838,389       573,745       292,953      195,364      153,694
                                                           ------------  ------------  ------------  -----------  -----------
Income before income taxes and minority interest..........      418,531       322,830       118,082       76,806       40,119
Income tax expense........................................      159,446       111,546        22,251           --           --
                                                           ------------  ------------  ------------  -----------  -----------
Income before minority interest...........................      259,085       211,284        95,831       76,806       40,119
Minority interest in consolidated subsidiaries............          837            --            --           --           --
                                                           ------------  ------------  ------------  -----------  -----------
Net income................................................ $    259,922  $    211,284  $     95,831  $    76,806  $    40,119
                                                           ============  ============  ============  ===========  ===========
Basic earnings per share.................................. $       2.12  $       1.75  $       0.93  $      0.82  $      0.43
                                                           ============  ============  ============  ===========  ===========
Diluted earnings per share................................ $       2.05  $       1.68  $       0.93  $      0.82  $      0.43
                                                           ============  ============  ============  ===========  ===========
Pro forma adjustments
Income before income taxes and minority interest.......... $    418,531  $    322,830  $    118,082  $    76,806  $    40,119
Adjustment for pro forma employee compensation and
 benefits (1).............................................         (267)       (7,580)       (5,097)      (4,647)      (1,566)
                                                           ------------  ------------  ------------  -----------  -----------
Pro forma income before income taxes and minority interest      418,264       315,250       112,985       72,159       38,553
Pro forma income tax expense (2)..........................      160,089       126,790        48,040       30,918       16,569
                                                           ------------  ------------  ------------  -----------  -----------
Pro forma income before minority interest.................      258,175       188,460        64,945       41,241       21,984
Minority interest in consolidated subsidiaries............          837            --            --           --           --
                                                           ------------  ------------  ------------  -----------  -----------
Pro forma net income...................................... $    259,012  $    188,460  $     64,945  $    41,241  $    21,984
                                                           ============  ============  ============  ===========  ===========
Pro foma basic earnings per share......................... $       2.11  $       1.56  $       0.63  $      0.44  $      0.23
                                                           ============  ============  ============  ===========  ===========
Pro forma diluted earnings per share...................... $       2.04  $       1.50  $       0.63  $      0.44  $      0.23
                                                           ============  ============  ============  ===========  ===========
Shares used in basic earnings per share calculations (3)..  122,520,733   120,821,710   103,115,712   93,696,762   93,696,762
                                                           ============  ============  ============  ===========  ===========
Shares used in diluted earnings per share calculations (3)  126,863,316   125,755,430   103,115,712   93,696,762   93,696,762
                                                           ============  ============  ============  ===========  ===========

                                                                      December 31,
                                                    ------------------------------------------------
                                                       2000       1999      1998     1997     1996
                                                    ---------- ---------- -------- -------- --------
Consolidated Statement of Financial Condition Data:
Cash and cash equivalents.......................... $  364,058 $  304,054 $117,705 $ 13,918 $ 15,436
Securities owned, at market value..................  1,799,967    910,233  411,288  180,957   72,825
Receivable from clearing brokers...................    114,047    215,423  107,537   35,747   33,345
Total assets.......................................  2,521,409  1,540,286  684,644  264,788  146,611
Securities sold, not yet purchased, at market value  1,427,214    720,919  328,171  125,827   39,298
Mandatorily Redeemable Preferred Units.............         --         --       --   27,484   37,706
Total stockholders' (members') equity..............    774,186    499,231  205,873   61,804   39,513

--------
(1) Before the merger, Arbitrade was a limited liability company and compensation and benefits to Arbitrade's members were accounted for as distributions of members' equity. Pro forma compensation expense was computed as 15% of the before-tax profits earned by Arbitrade for the years ended December 31, 1996, 1997, 1998 and 1999 and for the period ended January 12, 2000, the date of the merger.
(2) Before our initial public offering in July 1998, we were a limited liability company and were not subject to income taxes. Pro forma income tax expense was computed based on an effective tax rate of 43%, 43% and 42.5%, for the years ended December 31, 1996 and 1997, and for the period through our initial public offering in 1998, respectively. Additionally, before our merger, Arbitrade was a limited liability company and was not subject to taxes. Pro forma income tax expense was computed based on Arbitrade's income at an effective tax rate of 42.5% for the years ended December 31, 1996, 1997, 1998, 1999 and for the period ended January 12, 2000.
(3) Weighted average shares outstanding for all years presented have been determined as if the merger and reorganization described in Notes 1 and 3 to the Consolidated Financial Statements included elsewhere in this document occurred as of the earliest date presented. Shares issued in connection with our initial public offering have been considered in determining weighted average shares outstanding only from the date they were issued.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We are the leading market maker in Nasdaq securities, other OTC equity securities, and the over-the-counter market for NYSE- and AMEX-listed equity securities. Through our wholly-owned subsidiary, Knight Securities, ("KS"), we make markets in approximately 9,100 equity securities in Nasdaq and on the NASD's OTC Bulletin Board. Through our wholly-owned subsidiary, Knight Capital Markets ("KCM"), we make markets in the over-the-counter market for all NYSE- and AMEX-listed equity securities. We are also a leading market maker in options on individual equities, equity indices and fixed income instruments in the U.S. and Europe through our Knight Financial Products ("KFP") subsidiary. We also maintain an asset management business for institutional investors and high net worth individuals through our Deephaven subsidiaries.

   The Company has two reportable business segments: securities market-making and asset management. Securities market-making primarily includes the operations of KS, KCM and KFP and includes market-making in equity securities listed on Nasdaq, on the OTCBB of the NASD, in the over-the-counter market for NYSE- and AMEX-listed securities and in options on individual equities, equity indices, fixed income instruments and certain commodities. The asset management segment includes the operations of Deephaven Capital Management, Deephaven Capital and Deephaven Investment Advisers and consists of investment management and sponsorship for a series of private investment funds.

   KS commenced Nasdaq and OTC securities market-making operations on July 24, 1995. Based on rankings published by The AutEx Group, KS was ranked first in AutEx's Nasdaq/OTC Securities rankings during 2000. KS's equity share volume totaled 27.4 billion, 64.0 billion and 90.8 billion, or 71%, 79% and 81% of our total equity share volume, for the years ended December 31, 1998, 1999 and 2000, respectively. Since commencing operations in 1995, KS's business has grown rapidly and accounted for 80%, 86% and 86% of our total equity share volume growth during the years ended December 31, 1998, 1999 and 2000, respectively. Since our acquisition of KCM in March 1995, KCM has also experienced significant increases in equity share volume. In addition, KCM has held the #1 market share ranking in trading of securities in the over-the-counter market for NYSE- and AMEX-listed securities for over two years as disclosed by the NASD. KCM's equity share volume totaled 11.0 billion, 17.0 billion and 21.2 billion, or 29%, 21% and 19% of our total equity share volume for the years ended December 31, 1998, 1999 and 2000, respectively. KFP commenced its options market-making and specialist business in 1995. KFP's U.S. option contract volume amounted to 5.6 million, 10.6 million and 21.4 million for the years ended December 31, 1998, 1999 and 2000.

   We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, volatility in the securities markets, our ability to manage personnel and expenses, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow or clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions and general market conditions. If demand for our market-making services declines and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced, and may experience in the future, significant seasonality in our business.

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

   We continue to focus on increasing our institutional business. OTC securities transactions with institutional customers are executed as principal, and all related profits and losses are included within net trading revenue. Listed securities transactions with institutional customers are executed on an agency basis, for which we earn commissions on a per share basis. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities.

   Asset management fees represent fees earned for sponsoring and managing the investments of private investment funds. Asset management fees are primarily affected by the rates of return earned on the funds we manage and changes in the amount of assets under management.

   We earn interest income from our cash held at banks and cash held in trading accounts at clearing brokers, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions, and interest on subordinated notes and short-term debt. Net interest is primarily affected by the changes in cash balances held at banks and clearing brokers, the level of securities positions, and the principal amount outstanding under subordinated notes and short-term debt.

  Expenses

   Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses is variable in nature. Employee compensation and benefits expense, which is largely profitability based, fluctuates, for the most part, based on changes in net trading revenue and our profitability. Payments for order flow fluctuate based on equity share volume, the mix of market orders and limit orders and the mix of orders received from broker-dealers who accept payments for order flow. Execution and clearance fees fluctuate primarily based on changes in equity trade and share volume, the mix of trades of OTC securities compared to listed securities, clearance fees charged by clearing brokers and ECN fees. Our international expansion efforts have generally increased our operating expenses.

   Employee compensation and benefits expense primarily consists of salaries and wages paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Profitability based compensation represented 77%, 82% and 79% of total employee compensation and benefits expense for the years ended December 31, 1998, 1999 and 2000 respectively. We have grown from 551 employees at December 31, 1998 to 803 and 1,364 employees as of December 31, 1999 and 2000, respectively. Approximately 69% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market-making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations.

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

   Execution and clearance fees primarily represent clearance fees paid to clearing brokers for OTC and listed securities, transaction fees paid to Nasdaq, payments made to third parties for exchange seat leases and execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX and for executing orders through electronic communications networks, commonly referred to as ECNs. Due to our significant equity share and trade volume, we have been able to negotiate favorable rates and volume discounts from clearing brokers and providers of execution services. As a result of these lower rates and discounts and the increase in equity trade volume of OTC securities as a percentage of total trade volume, execution and clearance fees per trade have decreased.

   Communications and data processing expense primarily consists of costs for obtaining stock market data and telecommunications services.

   Depreciation and amortization expense results from the depreciation of fixed assets and the amortization of goodwill, which includes contingent consideration primarily resulting from the acquisition of the listed securities market-making businesses of KCM and Tradetech Securities, L.P. ("Tradetech") Depreciation and amortization expense also includes the amortization of goodwill related to our purchases of various options-related businesses.

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

   Merger-related expenses primarily consist of investment banking, legal and accounting costs incurred in connection with our merger with Arbitrade Holdings LLC This transaction closed in January 2000.

   Other expenses primarily consist of administrative expenses and other operating costs.

  Income Tax

   Prior to our initial public offering, we were a limited liability company and were not subject to federal or state income taxes. Actual income tax expense represents income taxes incurred from July 13, 1998, the date of the reorganization, through December 31, 1998 and for the years ended December 31, 1999 and 2000. This period is referred to as the post-offering period. Additionally, prior to the merger with KFP, KFP was a limited liability company, which was treated as a partnership for tax purposes and its U.S. federal and state income taxes were borne by KFP's individual partners. As such KFP's historical financial statements only include a provision for non-U.S. income taxes. Subsequent to the merger, KFP's income is subject to federal income taxes and state income taxes. This period is referred to as the post-merger period. Our effective tax rate for the post-offering period and post-merger period and proforma effective tax rate for all periods prior to the post-offering period and post-merger period, differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of Trimark and a portion of business development expenses and merger-related expenses.

Results of Operations

   The following table sets forth the consolidated statement of income data as a percentage of total revenues:

                                                        For the years ended
                                                            December 31,
                                                        --------------------
                                                         2000   1999   1998
                                                        -----  -----  -----
    Revenues
       Net trading revenue.............................  92.1%  94.3%  96.2%
       Asset management fees...........................   3.3    2.2    1.5
       Interest and dividends, net of interest expense.   1.3    1.3    1.0
       Commissions and fees............................   2.6    1.8    1.0
       Investment income and other.....................   0.7    0.4    0.3
                                                        -----  -----  -----
           Total revenues.............................. 100.0  100.0  100.0
                                                        -----  -----  -----
    Expenses
       Employee compensation and benefits..............  33.5   30.0   29.9
       Payments for order flow.........................  13.9   15.5   20.1
       Execution and clearance fees....................   8.9   10.0   12.3
       Communications and data processing..............   2.6    2.1    2.9
       Depreciation and amortization...................   2.0    1.3    1.8
       Professional fees...............................   1.7    0.9    1.1
       Occupancy and equipment rentals.................   1.5    1.2    1.5
       Business development............................   1.2    1.1    0.7
       Merger related costs............................   0.0    1.1    0.0
       Other...........................................   1.3    0.8    1.0
                                                        -----  -----  -----
           Total expenses..............................  66.6   64.0   71.3
                                                        -----  -----  -----
    Income before income taxes and minority interest...  33.4%  36.0%  28.7%
    Income tax expense.................................  12.7   12.4    5.4
                                                        -----  -----  -----
    Income before minority interest....................  20.7   23.6   23.3
    Minority interest in consolidated subsidiaries.....   0.1    0.0    0.0
                                                        -----  -----  -----
    Net income.........................................  20.8%  23.6%  23.3%
                                                        =====  =====  =====

                                                             2000  1999  1998
                                                             ----  ----  ----
 Pro forma adjustments
 Income before income taxes and minority interest........... 33.4  36.0  28.7
 Adjustment for pro forma employee compensation and benefits  0.0  -0.8  -1.2
                                                             ----  ----  ----
 Pro forma income before income taxes and minority interest. 33.4  35.2  27.5
 Pro forma income tax expense............................... 12.7  14.1  11.7
                                                             ----  ----  ----
 Pro forma income before minority interest.................. 20.7  21.1  15.8
 Minority interest in consolidated subsidiaries.............  0.1   0.0   0.0
                                                             ----  ----  ----
 Pro forma net income....................................... 20.8% 21.1% 15.8%
                                                             ====  ====  ====

Years Ended December 31, 2000 and 1999

  Revenues

   Net trading revenue increased 37.0% to $1,157.5 million in 2000, from $845.1 million in 1999. This increase was primarily due to higher equity share and option contract volumes, particularly higher equity share volume for OTC securities. Total equity share volume increased 38.3% to 112.1 billion shares in 2000, from 81.0 billion shares in 1999. Total equity trade volume increased 57.4% to 142.7 million trades in 2000, from 90.7 million trades in 1999. The effect of these volume increases were offset partially by the fact that average net revenue per equity share decreased from $0.0095 per equity share in 1999 to $0.0092 per equity share in 2000.

   Asset management fees increased 110.2% to $41.9 million in 2000 from $19.9 million in 1999. The increase in fees was primarily due to an increase in fund return in our Deephaven Market Neutral Master Fund from 21.08% in 1999 to 33.61% in 2000. Additionally, there was an increase in funds under management from $314.3 million at December 31, 1999 to $743.5 million at December 31, 2000. The Deephaven Market Neutral Master Fund, represents the majority of our funds under management.

   Interest income, net of interest expense, increased 35.0% to $16.1 million in 2000, from $11.9 million in 1999. This increase was primarily due to larger cash balances held at banks and our clearing brokers.

   Commissions and fees increased 95.6% to $32.2 million in 2000, from $16.4 million in 1999. This increase is primarily due to higher equity share volumes from institutional customers in listed securities, higher fees for providing certain information to market data providers and for directing trades to certain destinations for execution.

   Investment income and other income increased 191.9% to $9.2 million in 2000, from $3.2 million in 1999. This increase was primarily due to an increase in income from our investments in the private hedge funds that we sponsor and manage.

  Expenses

   Pro forma employee compensation and benefits expense increased 52.3% to $421.4 million in 2000, from $276.8 million in 1999. As a percentage of total revenue, pro forma employee compensation and benefits expense was 33.5% in 2000 and 30.8% in 1999. The increase on a dollar basis was primarily due to increases in gross trading profits and growth in our number of employees. The increase on a percentage basis is primarily due to an increase in our number of employees and the decrease in average net revenue per equity share. Due to increased net trading revenue and profitability, pro forma profitability based compensation increased 46.4% to $331.8 million in 2000, from $226.6 million in 1999. The number of employees increased to 1,364 employees as of December 31, 2000, from 803 employees as of December 31, 1999.

   Payments for order flow increased 25.9% to $174.6 million in 2000, from $138.7 million in 1999. As a percentage of total revenue, payments for order flow decreased to 13.9% in 2000 from 15.5% in 1999. The increase in payments for order flow on a dollar basis was primarily due to a 38.3% increase in equity shares traded in 2000 to 112.1 billion equity shares, up from 81.0 billion in 1999, and the introduction of payments for order flow for options during the third quarter of 2000. The decrease in payments for order flow as a percentage of total revenue was primarily due to increases in our institutional, asset management and options trading revenues, respectively, which have less payments for order flow associated with them.

   Execution and clearance fees increased 25.3% to $112.2 million in 2000, from $89.6 million in 1999. As a percentage of total revenue, execution and clearance fees decreased to 8.9% in 2000 from 10.0% in 1999. The increase on a dollar basis was primarily due to a 57.4% increase in equity trades executed to
142.7 million equity trades in 2000, from 90.7 million equity trades in 1999 and a 101.6% growth in options contracts executed from 10.6 million options contracts executed in 1999 to 21.4 million in 2000. The increase on a dollar basis was offset, in part, by a decrease in clearance rates charged by clearing brokers and volume discounts. The decrease in execution and clearance fees as a percentage of total revenue was primarily due to the decrease in clearance rates charged by clearing brokers, volume discounts and growth in the volume of OTC securities transactions.

   Communications and data processing expense increased 74.3% to $33.0 million in 2000, from $18.9 million in 1999. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

   Depreciation and amortization expense increased 122.3% to $25.3 million in 2000, from $11.4 million in 1999. This increase was primarily due to the purchase of approximately $71.0 million of additional fixed assets and leasehold improvements during 2000 and the amortization of goodwill primarily related to the acquisition of the listed securities market-making businesses of KCM and Tradetech and various options related businesses.

   Professional fees increased 172.9% to $21.5 million in 2000, up from $7.9 million in 1999. This increase was primarily due to increased consulting expenses related to our investments in technology, our European and Japanese expansion efforts, as well as legal and other professional fees.

   Occupancy and equipment rentals expense increased 75.1% to $18.7 million in 2000, from $10.7 million in 1999. This increase was primarily attributable to additional office space and increased computer equipment lease expense.

   Business development expense increased 43.8% to $14.8 million in 2000, from $10.3 million in 1999. This increase was primarily the result of increased advertising and higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

   Merger-related expenses primarily consist of investment banking, legal and accounting costs incurred during 1999 in connection with our merger with Arbitrade Holdings LLC. This transaction closed in January 2000.

   Other expenses increased 139.7% to $16.9 million in 2000, from $7.1 million in 1999. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business growth.

  Income Tax

   Our effective and pro forma effective income tax rates for 2000 and 1999, differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses. Our pro forma tax rate declined to 38.1% in 2000 from 39.9% in 1999 primarily due to lower state and local income taxes.

Years Ended December 31, 1999 and 1998

  Revenues

   Net trading revenue increased 113.7% to $845.1 million in 1999, from $395.4 million in 1998. This increase was primarily due to higher equity share and option contract volumes, particularly higher equity share volume for OTC securities. Total equity share volume increased 111.1% to 81.0 billion equity shares traded in 1999, from 38.4 billion equity shares traded in 1998. Total equity trade volume increased 121.8% to 90.7 million equity trades in 1999, from 40.9 million equity trades in 1998. Average net revenue per equity share increased to $0.0095 per equity share in 1999 from $0.0091 per equity share in 1998, respectively.

   Asset management fees increased 224.8% to $19.9 million in 1999, from $6.1 million in 1998. The increase in fees was primarily due to an increase in fund return in our Deephaven Market Neutral Master Fund from 3.18% in 1998 to 21.08% in 1999 as well as the increase in total funds under management which increased from $113.8 million at December 31, 1998 to $314.3 million at December 31, 1999.

   Interest income, net of interest expense, increased 200.2% to $11.9 million in 1999, from $4.0 million in 1998. This increase was primarily due to larger cash balances held at banks and our clearing brokers, primarily as a result of our secondary offering in March 1999.

   Commissions and fees increased 312.7% to $16.4 million in 1999, from $4.0 million in 1998. This increase is primarily due to higher equity trade and share volumes from institutional customers in listed securities and the receipt of fees for providing certain information to market data providers.

   Investment income and other income increased 107.9% to $3.2 million in 1999 from $1.5 million in 1998. This increase was primarily due to an increase in income from our investments, primarily our investments in the private hedge funds that we sponsor and manage.

  Expenses

   Pro forma employee compensation and benefits expense increased 116.1% to $276.8 million in 1999, from $128.1 million in 1998. As a percentage of total revenue, pro forma employee compensation and benefits expense decreased to 30.8% in 1999, from 31.1% in 1998. The increase on a dollar basis was primarily due to increases in gross trading profits and growth in our number of employees. Due to increased net trading revenue and profitability, pro forma profitability based compensation increased 130.1% to $226.6 million in 1999, from $98.5 million in 1998. The number of employees increased to 803 employees as of December 31, 1999, from 551 employees as of December 31, 1998.

   Payments for order flow increased 68.1% to $138.7 million in 1999, from $82.5 million in 1998. As a percentage of total revenue, payments for order flow decreased to 15.5% in 1999 from 20.1% in 1998. The increase in payments for order flow on a dollar basis was primarily due to a 111.1% increase in equity shares traded in 1999 to 81.0 billion equity shares, up from 38.4 billion in 1998. The decrease in payments for order flow as a percentage of total revenue resulted from changes in our order flow payment policy, changes in the mix of market orders versus limit orders, changes in customer mix and increases in our asset management and options trading revenues, respectively.

   Execution and clearance fees increased 76.6% to $89.6 million in 1999, from $50.7 million in 1998. As a percentage of total revenue, execution and clearance fees decreased to 10.0% in 1999 from 12.3% in 1998. The increase on a dollar basis was primarily due to a 121.8% increase in equity trades in 1999 and a 89.5% increase in options contracts executed from 5.6 million in 1998 to
10.6 million in 1999, which was offset, in part, by a decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions, which have lower execution costs than transactions in listed securities. The decrease in execution and clearance fees as a percentage of total revenue was primarily due to the decrease in clearance rates charged by clearing brokers, and growth in the volume of OTC securities transactions.

   Communications and data processing expense increased 61.6% to $18.9 million in 1999, from $11.7 million in 1998. This increase was generally attributable to higher trading volumes and an increase in the number of employees.

   Depreciation and amortization expense increased 56.7% to $11.4 million in 1999, from $7.3 million in 1998. This increase was primarily due to the purchase of approximately $19.4 million of additional fixed assets and leasehold improvements during 1999 and the amortization of goodwill related to the acquisition of the listed securities market-making businesses of KCM and Tradetech.

   Professional fees increased 74.8% to $7.9 million in 1999, up from $4.5 million in 1998. This increase was primarily due to increased consulting expenses related to our investments in technology, as well as legal and other professional fees.

   Occupancy and equipment rentals expense increased 74.4% to $10.7 million in 1999, from $6.1 million in 1998. This increase was primarily attributable to additional office space and increased computer equipment lease expense.

   Business development expense increased 253.4% to $10.3 million in 1999, from $2.9 million in 1998. This increase was primarily the result of higher travel and entertainment costs consistent with the growth in our business and our increased focus on the institutional sales business.

   Interest on Preferred Units was zero in 1999 due to our redemption of all remaining Preferred A and B Units during 1998.

   Merger-related expenses primarily consist of investment banking, legal and accounting costs incurred during 1999 in connection with our merger with Arbitrade Holdings LLC. The transaction closed in January 2000.

   Other expenses increased 105.2% to $7.1 million in 1999, from $3.4 million in 1998. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business growth.

  Income Tax

   Pro forma income tax expense in 1998 for the period prior to the Company's reorganization and initial public offering in July 1998 and pro forma income tax expense for 1999 were determined using an effective tax rate of 42.5%.

Liquidity

   Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our initial public and follow-on stock offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of December 31, 2000, we had $2.5 billion in assets, 90% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges.

   Pro forma net income plus depreciation and amortization was $284.3 million, $199.9 million and $72.2 million during 2000, 1999 and 1998, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $25.3 million, $11.4 million and $7.3 million during 2000, 1999 and 1998, respectively. Capital expenditures were $71.0 million in 2000, $19.4 million in 1999 and $11.4 million in 1998, or 5.7%, 2.2% and 2.8% of total revenues in each year, respectively. Capital expenditures in 2000 primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost. Additionally, we made cash payments of $6.3 million, $6.0 million and $4.1 million in 2000, 1999 and 1998, respectively, in connection with our acquisitions of the listed securities market-making businesses of KCM in 1995 and Tradetech in 1997. These arrangements ended during 2000. The aggregate minimum rental commitments for 2001 are $14.8 million. We anticipate that we will meet our 2001 capital expenditure needs out of operating cash flows.

   As registered broker-dealers and market makers, KS, KCM, KFP and Knight Execution Partners ("KEP") a subsidiary of KFP, are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At December 31, 2000, KS had net capital of $304.8 million, which was $301.7 million in excess of its required net capital of $3.1 million, KCM had net capital of $58.2 million, which was $56.8 million in excess of its required net capital of $1.4 million, KFP had net capital of $32.4 million, which was $32.1 million in excess of its required net capital of $250,000 and KEP had net capital of $1.4 million, which was $1.1 million in excess of its required net capital of $292,504. Additionally, our foreign subsidiaries in London and Japan are subject to capital adequacy requirements of the Securities and Futures Authority Limited in the United Kingdom and the Financial Supervisory Agency in Japan, respectively. As of December 31, 2000, we were in compliance with the capital adequacy requirements of all of our foreign subsidiaries.

   We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is an amendment to SFAS No. 133 and is effective concurrently with SFAS No. 137. We anticipate adopting the provisions of SFAS No. 133, 137 and 138 effective January 1, 2001 and do not believe that the adoption of these statements will have a material impact on our financial statements.

   In September 2000, the FASB issued SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement resets accounting standards for differentiating between securitizations and other transfers of financial assets that are sales from transfers that are secured borrowings. The Company adopted certain provisions of SFAS No. 140 as of December 31, 2000 which did not have a material impact on our financial statements. We anticipate adopting the remaining provisions of SFAS No. 140 effective April 1, 2001 and do not believe that the adoption of these provisions statement will have a material impact on our financial statements.

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

   In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at December 31, 2000 and 1999 was $256.4 million and $135.8 million, respectively, in long positions and $70.0 million and $129.8 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $18.6 million loss and a $0.6 million loss as of December 31, 2000 and 1999, respectively, due to the offset of losses in long positions with gains in short positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities from our OTC and exchange-listed market-making business).

                            Equities Market-Making

                                                   Year Ended December 31,
                  -----------------------------------------------------------------------------------------
                              2000                          1999                          1998
                  ----------------------------- ----------------------------- -----------------------------
                   Aggregate of      Net of      Aggregate of      Net of      Aggregate of      Net of
                  Long and Short Long and Short Long and Short Long and Short Long and Short Long and Short
                    Positions      Positions      Positions      Positions      Positions      Positions
                  -------------- -------------  -------------- -------------  -------------- -------------
Average month-end   $315,072,743  $ 62,933,087    $193,579,372  $ 22,266,851    $129,322,342  $  5,139,424
Highest month-end    511,802,399   186,379,465     398,804,534    51,252,815     208,099,843    38,821,031
Lowest month-end.    217,495,778   (57,737,157)    147,263,084   (22,736,612)     73,005,491   (54,587,150)

   Beginning in the fourth quarter of 1998 and throughout 1999 and 2000, there has been a sharp increase in the price volatility of many stocks, particularly of technology companies and companies that sell products or services via the Internet. This volatility has been coupled with record trading volume in many of these stocks, which are primarily listed on Nasdaq. Customers eager to trade Internet and technology stocks have flooded their brokers and, consequently, market makers such as us with larger numbers of orders, leading to large order imbalances, systems queues and backlogs. During these extreme market conditions, many firms have implemented procedures that are designed to preserve the continuous execution of customers' orders while also lessening the exposure of the firm to extraordinary market risk.

   In the fourth quarter of 1998, we modified our execution policies in response to these changes in the marketplace. Our current policy is to provide continuous automatic execution on orders of up to 2,000 shares for investors in over 3,400 Nasdaq stocks under normal market conditions. We reserve the right at our sole discretion to reduce, modify, suspend or cancel any of our guaranteed or automated order handling protocols, including automated price improvement and automatic execution, without prior notice on a stock by stock or client by client basis, when periods of extreme or unusual market conditions exist, risk management protocols so dictate, attempts are made to circumvent our automated execution size limitations, or we otherwise deem it appropriate.

   In the normal course of our options market-making business, we maintain inventories of options, futures and equities. Our main exposures are from equity price and volatility risk. We manage these exposures by constantly monitoring and diversifying our exposures and position sizes and establishing offsetting hedges. Our market-making staff and trading room managers continuously manage our positions and our risk exposures. Our systems incorporate trades and update our risk profile using options pricing models on a real time basis.

   Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, risk reports are distributed to senior management and the firm's risk managers who incorporate this information in our daily market-making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At December 31, 2000, 10% movements in volatility and stock prices on our entire equity options and equity index option portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market-making portfolio:

                             Options Market-Making

                                       Change in Stock Prices
                              -----------------------------------------
                                  -10%          None           +10%
         Change in Volatility ------------ --------------  ------------
         +10%................ $1.6 million ($0.2 million ) $5.3 million
         None................  1.9 million             --   4.7 million
         -10%................  2.4 million    0.6 million   4.4 million

   For working capital purposes, we invest in money market funds, commercial paper, government securities or maintain interest-bearing balances in our trading accounts with clearing brokers, which are classified as cash equivalents and receivable from clearing brokers, respectively, in the Consolidated Statements of Financial Condition. These other amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing.

Consolidated Quarterly Results (unaudited)

   The following table sets forth certain unaudited consolidated quarterly statement of income data and certain unaudited consolidated quarterly operating data for the years ended December 31, 2000 and 1999. In the opinion of our management, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report. The results of any quarter are not necessarily indicative of results for any future period.

                                                                            Quarter Ended
                                              --------------------------------------------------------------------------
                                              Dec. 31,  Sept. 30, June 30, Mar. 31, Dec. 31, Sept. 30, June 30, Mar. 31,
                                                2000      2000      2000     2000     1999     1999      1999     1999
                                              --------  --------  -------- -------- -------- --------- -------- --------
                                                                            (in thousands)
Revenues
  Net trading revenue........................ $223,116  $165,106  $282,515 $486,778 $267,636  $147,144 $237,046 $193,263
  Asset management fees......................   10,857    10,013    11,241    9,774    4,187     5,113    6,373    3,423
  Interest and dividends, net of interest
   expense...................................    2,865     5,653     4,112    3,507    4,918     2,889    3,213      931
  Commissions and fees.......................   13,255     5,877     5,998    7,028    4,751     4,722    4,439    2,527
  Investment income and other................    1,235     1,216     3,262    3,512      206     1,157    1,221      592
                                              --------  --------  -------- -------- -------- --------- -------- --------
   Total revenues............................  251,328   187,865   307,128  510,599  281,698   161,025  252,292  200,736
                                              --------  --------  -------- -------- -------- --------- -------- --------
Expenses
  Employee compensation and benefits/pro
   forma employee compensation and
   benefits(1)...............................   86,377    57,308   102,286  175,466   88,569    44,459   79,855   63,921
  Payments for order flow....................   39,738    37,270    38,319   59,318   39,846    31,069   35,354   32,428
  Execution and clearance fees...............   28,623    24,476    28,917   30,222   25,301    22,560   22,027   19,715
  Communications and data processing.........   10,737     8,057     7,105    7,126    5,349     5,322    4,226    4,131
  Depreciation and amortization..............    8,244     7,375     5,501    4,215    3,445     3,046    2,765    2,140
  Professional fees..........................    5,043     5,844     6,107    4,532    2,785     1,412    2,393    1,299
  Occupancy and equipment rentals............    5,930     5,405     4,314    3,093    3,239     2,944    2,575    1,923
  Business development.......................    4,245     2,438     2,884    5,239    4,226     3,733    1,568      768
  Merger related costs.......................       --        --        --       --    9,969        --       --       --
  Other......................................    4,824     5,168     2,304    4,606    1,474       662    2,209    1,794
                                              --------  --------  -------- -------- -------- --------- -------- --------
   Total expenses............................  193,761   153,341   197,737  293,817  184,203   115,207  152,972  128,119
                                              --------  --------  -------- -------- -------- --------- -------- --------
Income before income taxes and minority
 interest....................................   57,567    34,524   109,391  216,782   97,495    45,818   99,320   72,617
Income tax expense/pro forma income tax
 expense(2)..................................   22,976    14,110    41,906   81,098   37,216    17,612   41,288   30,674
                                              --------  --------  -------- -------- -------- --------- -------- --------
Income before minority interest..............   34,591    20,414    67,485  135,684   60,279    28,206   58,032   41,943
Minority interst in consolidated subsidiaries     (659)     (178)       --       --       --        --       --       --
                                              --------  --------  -------- -------- -------- --------- -------- --------
Net income / pro forma net income............ $ 35,250  $ 20,592  $ 67,485 $135,684 $ 60,279  $ 28,206 $ 58,032 $ 41,943
                                              ========  ========  ======== ======== ======== ========= ======== ========
Other Operating Data
Total equity shares traded (in millions).....   24,797    21,922    21,517   43,817   25,947    17,801   21,320   15,943
Total equity trades executed.................   33,957    31,419    33,285   44,069   30,112    20,438   21,449   18,691
Average daily equity trades..................      539       499       528      700      470       319      340      306
Average daily net equities trading revenues.. $  2,905  $  2,269  $  3,893 $  7,209 $  3,860  $  2,022 $  3,436 $  2,927
Total U.S. option contracts executed.........    8,250     5,131     4,473    3,527    3,382     2,738    2,418    2,066

--------
(1) Before the merger, Arbitrade was a limited liability company and compensation and benefits to Arbitrade's members was accounted for as distributions of members' equity. Pro forma compensation expense was computed as 15% of the before-tax profits earned by Arbitrade for the quarters ended March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 and for the period ended January 12, 2000, the date of the merger.
(2) Before our merger with KFP, KFP was a limited liability company and was not subject to income taxes. For the quarters ended March 31, 1999 and June 30, 1999, September 30, 1999 and December 31, 1999, pro forma income taxes were computed based on an effective tax rate of 42.5%. Of the $81,098 in income taxes for the quarter ended March 31, 2000, $643 represents pro forma income taxes for the period from January 1, 2000 through January 12, 2000, and $80,455 represents actual income taxes for the period from January 13, 2000 through March 31, 2000. The income tax amounts for subsequent quarters represent actual income taxes. See Note 15 of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

                          KNIGHT TRADING GROUP, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Report of Independent Accountants.........................................................   30
Consolidated Statements of Financial Condition as of December 31, 2000 and 1999...........   31
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998....   32
Consolidated Statements of Changes in Stockholders' (Members') Equity for the years ended
  December 31, 1998, 1999 and 2000........................................................   33
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998   34
Notes to Consolidated Financial Statements................................................   35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Knight Trading Group, Inc.

   In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders' (members') equity and of cash flows present fairly, in all material respects, the financial position of Knight Trading Group, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

New York, New York
January 17, 2001

                          KNIGHT TRADING GROUP, INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          December 31,    December 31,
                                                                              2000            1999
Assets
Cash and cash equivalents............................................... $  364,057,534  $  304,053,554
Securities owned, held at clearing broker, at market value..............  1,799,966,679     910,232,916
Receivable from brokers and dealers.....................................    114,047,275     215,423,208
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization of $34,969,580 in 2000 and
  $16,297,660 in 1999...................................................     79,014,393      26,820,045
Goodwill, less accumulated amortization of $15,569,227 in 2000 and
  $10,190,634 in 1999...................................................     45,239,177      24,899,982
Investments.............................................................     64,917,975      40,408,554
Other assets............................................................     54,166,139      18,447,547
                                                                         --------------  --------------
       Total assets..................................................... $2,521,409,172  $1,540,285,806
                                                                         ==============  ==============
Liabilities and Stockholders' Equity
Liabilities
   Securities sold, not yet purchased, at market value.................. $1,427,214,323  $  720,919,013
   Securities sold under agreements to repurchase.......................             --      10,409,736
   Payable to brokers and dealers.......................................    184,269,478     159,943,018
   Accrued compensation expense.........................................     62,444,645      57,234,608
   Accrued execution and clearance fees.................................      6,092,754       8,371,056
   Accrued payments for order flow......................................     11,635,069      13,978,854
   Accounts payable, accrued expenses and other liabilities.............     30,576,814      54,205,482
   Income taxes payable.................................................      4,813,771      15,992,937
                                                                         --------------  --------------
       Total liabilities................................................  1,727,046,854   1,041,054,704
                                                                         --------------  --------------
Minority interest in consolidated subsidiaries..........................     20,175,872              --
                                                                         --------------  --------------
Commitments and contingent liabilities (Notes 12 and 17)
Stockholders' equity
   Class A Common Stock, $0.01 par value, 500,000,000 shares
     authorized; 123,290,780 shares issued and outstanding at December
     31, 2000 and 122,121,474 shares issued and outstanding at December
     31, 1999...........................................................      1,232,908       1,221,215
   Additional paid-in capital...........................................    309,611,248     291,967,021
   Retained earnings....................................................    465,947,294     206,025,292
   Accumulated other comprehensive income (loss)--foreign currency
     translation adjustments, net of tax................................     (2,605,004)         17,574
                                                                         --------------  --------------
       Total stockholders' equity.......................................    774,186,446     499,231,102
                                                                         --------------  --------------
       Total liabilities and stockholders' equity....................... $2,521,409,172  $1,540,285,806
                                                                         ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT TRADING GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            For the years ended December 31,
                                                        ----------------------------------------
                                                             2000          1999         1998
                                                        -------------- ------------ ------------
Revenues
Net trading revenue.................................... $1,157,515,897 $845,105,365 $395,416,547
Asset management fees..................................     41,883,882   19,921,092    6,134,265
Interest and dividends, net of interest expense........     16,137,298   11,949,821    3,980,751
Commissions and fees...................................     32,157,736   16,439,090    3,983,133
Investment income and other............................      9,224,764    3,160,075    1,519,936
                                                        -------------- ------------ ------------
   Total revenues......................................  1,256,919,577  896,575,443  411,034,632
                                                        -------------- ------------ ------------
Expenses
Employee compensation and benefits.....................    421,169,673  269,223,837  123,022,795
Payments for order flow................................    174,645,439  138,696,691   82,499,233
Execution and clearance fees...........................    112,238,423   89,575,394   50,724,104
Communications and data processing.....................     33,025,036   18,944,361   11,720,959
Depreciation and amortization..........................     25,335,639   11,395,735    7,271,384
Professional fees......................................     21,526,495    7,889,198    4,512,724
Occupancy and equipment rentals........................     18,741,887   10,706,397    6,138,502
Business development...................................     14,806,302   10,294,545    2,913,170
Merger related costs...................................             --    9,969,295           --
Interest on Preferred Units............................             --           --      714,904
Other..................................................     16,899,239    7,050,073    3,435,191
                                                        -------------- ------------ ------------
   Total expenses......................................    838,388,133  573,745,526  292,952,966
                                                        -------------- ------------ ------------
Income before income taxes and minority interest.......    418,531,444  322,829,917  118,081,666
Income tax expense.....................................    159,446,394  111,545,941   22,251,209
                                                        -------------- ------------ ------------
Income before minority interest........................    259,085,050  211,283,976   95,830,457
Minority interest in consolidated subsidiaries.........        836,952           --           --
                                                        -------------- ------------ ------------
Net income............................................. $  259,922,002 $211,283,976 $ 95,830,457
                                                        ============== ============ ============
Basic earnings per share............................... $         2.12 $       1.75 $       0.93
                                                        ============== ============ ============
Diluted earnings per share............................. $         2.05 $       1.68 $       0.93
                                                        ============== ============ ============
Shares used in basic earnings per share (see Note 13)..    122,520,733  120,821,710  103,115,712
                                                        ============== ============ ============
Shares used in diluted earnings per share (see Note 13)    126,863,316  125,755,430  103,115,712
                                                        ============== ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT TRADING GROUP, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (MEMBERS') EQUITY

             For the Years Ended December 31, 1998, 1999 and 2000

                                                                        Roundtable Partners, L.L.C.
                                                                    ------------------------------------ ----------------------

                                                                                                                Class A
                                                                         Common Units                         Common Stock
                                                                      Units      Amount    Undistributed   Shares      Amount
                                                                    --------  -----------     Income     ----------- ----------
Balance January 1, 1998............................................  734,497  $ 7,344,970  $ 46,628,491           -- $       --
Distributions on Common Units......................................       --           --   (57,265,529)          --         --
Net income for the period from January 1, 1998 through July 12,
 1998 (see Notes 2 and 3)..........................................       --           --    36,790,346           --         --
Reorganization, July 13, 1998 (see Notes 2 and 3).................. (734,497)  (7,344,970)  (26,153,308)  76,928,102    769,281
Exercise of option by Brown and Company............................       --           --            --      789,774      7,898
Net proceeds from initial public offering..........................       --           --            --   20,376,492    203,765
Issuance of restricted stock to directors..........................       --           --            --       30,000        300
Adjustment for pooling of interests with Arbitrade Holdings, L.L.C.       --           --            --   10,505,001    105,050
                                                                    --------  -----------  ------------  ----------- ----------
Balance at July 13, 1998, as restated..............................       --           --            --  108,629,369  1,086,294
Capital distributions to members' of pooled entity.................       --           --            --           --         --
Net income for the period from July 13, 1998 through December 31,
 1998 (including pooled entity)....................................       --           --            --           --         --
                                                                    --------  -----------  ------------  ----------- ----------
Balance December 31, 1998..........................................       --           --            --  108,629,369  1,086,294
                                                                    --------  -----------  ------------  ----------- ----------
Net income.........................................................       --           --            --           --         --
Translation adjustment arising during period, net of taxes.........       --           --            --           --         --

Total comprehensive income.........................................
Net proceeds from stock offering...................................       --           --            --    4,849,440     48,494
Conversion of Class B Common Stock into Class A Common Stock.......       --           --            --    7,885,396     78,854
Capital contributions from members of pooled entity................       --           --            --           --         --
Capital distributions to members of pooled entity..................       --           --            --           --         --
Stock options exercised............................................       --           --            --      757,265      7,573
Income tax benefit--stock options exercised........................       --           --            --           --         --
                                                                    --------  -----------  ------------  ----------- ----------
Balance, December 31, 1999.........................................       --           --            --  122,121,470  1,221,215
                                                                    --------  -----------  ------------  ----------- ----------
Net income.........................................................       --           --            --           --         --
Translation adjustment arising during period, net of taxes.........       --           --            --           --         --

Total comprehensive income.........................................
Stock options exercised............................................       --           --            --    1,169,310     11,693
Income tax benefit--stock options exercised........................       --           --            --           --         --
                                                                    --------  -----------  ------------  ----------- ----------
Balance, December 31, 2000.........................................       --  $        --  $         --  123,290,780 $1,232,908
                                                                    ========  ===========  ============  =========== ==========



                                                                           Class B
                                                                        Common Stock       Additional
                                                                      Shares     Amount      Paid-In      Retained
                                                                    ----------  --------     Capital      Earnings
Balance January 1, 1998............................................         --  $     --  $         --  $         --
Distributions on Common Units......................................         --        --            --            --
Net income for the period from January 1, 1998 through July 12,
 1998 (see Notes 2 and 3)..........................................         --        --            --            --
Reorganization, July 13, 1998 (see Notes 2 and 3)..................  7,885,396    78,854    32,650,143            --
Exercise of option by Brown and Company............................         --        --        63,532            --
Net proceeds from initial public offering..........................         --        --   136,319,005            --
Issuance of restricted stock to directors..........................         --        --       217,200            --
Adjustment for pooling of interests with Arbitrade Holdings, L.L.C.         --        --    14,131,166            --
                                                                    ----------  --------  ------------  ------------
Balance at July 13, 1998, as restated..............................  7,885,396    78,854   183,381,046            --
Capital distributions to members' of pooled entity.................         --        --    (8,474,857)  (29,229,430)
Net income for the period from July 13, 1998 through December 31,
 1998 (including pooled entity)....................................         --        --            --    59,040,111
                                                                    ----------  --------  ------------  ------------
Balance December 31, 1998..........................................  7,885,396    78,854   174,906,189    29,810,681
                                                                    ----------  --------  ------------  ------------
Net income.........................................................         --        --            --   211,283,976
Translation adjustment arising during period, net of taxes.........         --        --            --            --

Total comprehensive income.........................................
Net proceeds from stock offering...................................         --        --    80,171,043            --
Conversion of Class B Common Stock into Class A Common Stock....... (7,885,396)  (78,854)           --            --
Capital contributions from members of pooled entity................         --        --    21,100,568            --
Capital distributions to members of pooled entity..................         --        --            --   (35,069,365)
Stock options exercised............................................         --        --     5,477,629            --
Income tax benefit--stock options exercised........................         --        --    10,311,592            --
                                                                    ----------  --------  ------------  ------------
Balance, December 31, 1999.........................................         --        --   291,967,021   206,025,292
                                                                    ----------  --------  ------------  ------------
Net income.........................................................         --        --            --   259,922,002
Translation adjustment arising during period, net of taxes.........         --        --            --            --

Total comprehensive income.........................................
Stock options exercised............................................         --        --     8,645,304            --
Income tax benefit--stock options exercised........................         --        --     8,998,923            --
                                                                    ----------  --------  ------------  ------------
Balance, December 31, 2000.........................................         --  $     --  $309,611,248  $465,947,294
                                                                    ==========  ========  ============  ============



                                                                     Accumulated
                                                                        Other
                                                                    Comprehensive
                                                                       Income         Total
Balance January 1, 1998............................................  $        --  $ 53,973,461
Distributions on Common Units......................................           --   (57,265,529)
Net income for the period from January 1, 1998 through July 12,
 1998 (see Notes 2 and 3)..........................................           --    36,790,346
Reorganization, July 13, 1998 (see Notes 2 and 3)..................           --            --
Exercise of option by Brown and Company............................           --        71,430
Net proceeds from initial public offering..........................           --   136,522,770
Issuance of restricted stock to directors..........................           --       217,500
Adjustment for pooling of interests with Arbitrade Holdings, L.L.C.           --    14,236,216
                                                                    ------------  ------------
Balance at July 13, 1998, as restated..............................           --   184,546,194
Capital distributions to members' of pooled entity.................           --   (37,704,287)
Net income for the period from July 13, 1998 through December 31,
 1998 (including pooled entity)....................................           --    59,040,111
                                                                    ------------  ------------
Balance December 31, 1998..........................................           --   205,882,018
                                                                    ------------  ------------
Net income.........................................................           --   211,283,976
Translation adjustment arising during period, net of taxes.........       17,574        17,574
                                                                                  ------------
Total comprehensive income.........................................                211,301,550
Net proceeds from stock offering...................................           --    80,219,537
Conversion of Class B Common Stock into Class A Common Stock.......           --            --
Capital contributions from members of pooled entity................           --    21,100,568
Capital distributions to members of pooled entity..................           --   (35,069,365)
Stock options exercised............................................           --     5,485,202
Income tax benefit--stock options exercised........................           --    10,311,592
                                                                    ------------  ------------
Balance, December 31, 1999.........................................       17,574   499,231,102
                                                                    ------------  ------------
Net income.........................................................           --   259,922,002
Translation adjustment arising during period, net of taxes.........   (2,622,578)   (2,622,578)
                                                                                  ------------
Total comprehensive income.........................................                257,299,424
Stock options exercised............................................           --     8,656,997
Income tax benefit--stock options exercised........................           --     8,998,923
                                                                    ------------  ------------
Balance, December 31, 2000.........................................  $(2,605,004) $774,186,446
                                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          Knight Trading Group, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the year ended December 31,
                                                                                 --------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
Cash flows from operating activities
Net income...................................................................... $ 259,922,002  $ 211,283,976  $  95,830,457
Adjustments to reconcile net income to net cash provided by operating activities
 Income tax credit from stock options exercised.................................     8,998,923     10,311,592             --
 Issuance of restricted stock to Directors......................................            --             --        217,500
 Depreciation and amortization..................................................    25,335,639     11,395,735      7,271,384
 Minority interest in earnings of consolidated subsidiary.......................      (836,952)            --             --
(Increase) decrease in operating assets
 Securities owned...............................................................  (889,733,763)  (498,944,733)  (230,330,810)
 Receivable from clearing brokers...............................................   101,375,933   (107,886,202)   (71,790,495)
 Other assets...................................................................   (38,341,170)   (11,840,634)    (3,689,758)
Increase (decrease) in operating liabilities
 Securities sold, not yet purchased.............................................   706,295,310    392,748,376    202,343,302
 Securities sold under agreements to repurchase.................................   (10,409,736)      (781,264)    11,191,000
 Payable to clearing broker.....................................................    24,326,460    100,162,267     55,457,025
 Accrued compensation expense...................................................     5,210,037     34,117,054      9,573,704
 Accounts payable, accrued expenses and other liabilities.......................   (23,628,668)    26,576,777      5,274,864
 Accrued execution and clearance fees...........................................    (2,278,302)     1,472,961      2,931,950
 Accrued payments for order flow................................................    (2,343,785)     5,306,186      4,908,277
 Income taxes payable...........................................................   (11,179,166)    13,707,317      2,285,620
 Interest payable on Preferred Units............................................            --             --       (424,981)
                                                                                 -------------  -------------  -------------
    Net cash provided by operating activities...................................   152,712,762    187,629,408     91,049,039
                                                                                 -------------  -------------  -------------
Cash flows from investing activities
Purchases of fixed assets and leasehold improvements............................   (71,031,773)   (19,370,770)   (11,375,684)
Investments and acquisitions....................................................   (45,061,927)   (36,675,676)    (2,696,712)
Payment of contingent consideration.............................................    (6,284,903)    (5,953,219)    (4,076,896)
                                                                                 -------------  -------------  -------------
    Net cash used in investing activities.......................................  (122,378,603)   (61,999,665)   (18,149,292)
                                                                                 -------------  -------------  -------------
Cash flows from financing activities
Proceeds from short term loan...................................................            --             --     31,016,766
Repayment of short term loan....................................................            --    (11,016,766)   (20,000,000)
Net proceeds from initial public offering.......................................            --             --    136,522,770
Net proceeds from exercise of Brown option......................................            --             --         71,430
Repayment of subordinated loan..................................................            --             --       (500,000)
Proceeds from issuance of common stock..........................................            --     80,219,537             --
Stock options exercised.........................................................     8,656,997      5,485,202             --
Minority interest in consolidated subsidiary....................................    21,012,824             --             --
Loans to members................................................................            --             --    (21,569,169)
Repayments of loans to members..................................................            --             --     21,569,169
Redemptions of Mandatorily Redeemable Preferred A Units.........................            --             --    (12,483,610)
Redemptions of Mandatorily Redeemable Preferred B Units.........................            --             --    (15,000,000)
Distributions on Common Units...................................................            --             --    (65,670,855)
Redemptions by members of KFP...................................................            --             --     (2,894,399)
Capital distributions to members of KFP.........................................            --    (13,968,797)   (20,175,419)
                                                                                 -------------  -------------  -------------
    Net cash provided by financing activities...................................    29,669,821     60,719,176     30,886,683
                                                                                 -------------  -------------  -------------
Increase in cash and cash equivalents...........................................    60,003,980    186,348,919    103,786,430
Cash and cash equivalents at beginning of period................................   304,053,554    117,704,635     13,918,205
                                                                                 -------------  -------------  -------------
Cash and cash equivalents at end of period...................................... $ 364,057,534  $ 304,053,554  $ 117,704,635
                                                                                 =============  =============  =============
Supplemental disclosure of cash flow information:
 Cash paid for interest......................................................... $  40,643,281  $   9,070,476  $   4,604,910
                                                                                 =============  =============  =============
 Cash paid for income taxes..................................................... $ 175,180,680  $  98,376,867  $  19,662,278
                                                                                 =============  =============  =============

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

                          KNIGHT TRADING GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

   Knight Trading Group, Inc. (the "Company") and its subsidiaries operate in market-making and asset management business lines. Knight Securities ("KS") operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board. Knight Capital Markets ("KCM," formerly known as Trimark Securities) operates as a market maker in the over-the-counter market for New York Stock Exchange (NYSE)--and American Stock Exchange (AMEX)--listed securities. Knight Financial Products ("KFP") makes markets in options on individual equities, equity indices and fixed income instruments in the U.S. and Europe. The Company also maintains an asset management business for institutional investors and high net worth individuals through its Deephaven Capital Management ("Deephaven") subsidiary. KS, KCM and KFP are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission"). Additionally, KS and KCM are members of the National Association of Securities Dealers, Inc. ("NASD"). Knight Securities International, Ltd. ("KSIL") provides best execution solutions for European investors in pan-European and U.S. equities. In the third quarter of 2000 the Company established a joint venture operation, called Knight Securities Japan ("KSJ") with Nikko Securities Co., Ltd. to provide wholesale market-making services in Japanese equity securities. During the year, the Company purchased the professional execution services business from Mesirow Financial, which was subsequently renamed Knight Execution Partners ("KEP").

   The Company was organized in January 2000 as the successor to the business of its predecessor,
Knight /Trimark Group, Inc. (the "Predecessor") (see below). The Predecessor was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C. ("Roundtable"). In May 2000, the Company changed its name from Knight /Trimark Group, Inc. to Knight Trading Group, Inc.

   On January 12, 2000, the Company completed a merger (the "Merger") with Arbitrade Holdings LLC ("Arbitrade"). The transaction resulted in the Company, a newly formed parent holding company, issuing shares on a tax-free basis to holders of the Predecessor's common stock and to the owners of Arbitrade. Following the transaction, the Predecessor and Arbitrade became subsidiaries of the Company, which assumed the name
Knight /Trimark Group, Inc. and became the publicly traded Nasdaq company under the same ticker symbol as the Predecessor (NITE). Arbitrade's options market-making unit subsequently changed its name to Knight Financial Products. The transaction was accounted for as a pooling of interest and, as such, the historical financial statements have been restated to account for the merger on a retroactive basis. The foregoing brief summary is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as an exhibit to the Company's report on Form 8-K filed with the SEC on January 12, 2000. Unless otherwise indicated, all references to the "Company" refer to the Company or the Predecessor, as appropriate.

2. Roundtable Partners, L.L.C.

   Roundtable was organized in March 1995 to own and operate the securities market-making businesses of the predecessors to KS and KCM, respectively. Roundtable was owned 40% by key employees (the "Management Investors") and 60% by a consortium of independent securities firms and investors (the "Non-Management Investors"). Certain Management Investors also received Mandatorily Redeemable Preferred B Units (the "Preferred B Units") of Roundtable in consideration for the contribution of their business to Roundtable, while the Non-Management Investors received Mandatorily Redeemable Preferred A Units (the "Preferred A Units") in return for cash consideration in a ratio of six Preferred A Units to one Common Unit. In connection with a reorganization and initial public offering of the Company's Common Stock (the "initial public offering") on July 13, 1998, the owners of Roundtable elected to exchange their membership interests in Roundtable for shares of Common Stock of the Company (see Note 3). Additionally, the Preferred A and B Units were redeemed and retired in their entirety. All redemptions were made at book value.

3. Reorganization, Public Stock Offerings and Stock Split

   Concurrent with the closing of the initial public offering of the Company's Common Stock on July 13, 1998, based on the initial public offering price of $7.25 per share, all of the member interests of Roundtable were

                          KNIGHT TRADING GROUP, INC.

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

   On February 25, 1999, the Company sold 20,700,000 shares of Class A Common Stock at a price to the public of $17.50 per share. Of those shares, 4,849,440 were sold by Knight/Trimark, generating net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $80.2 million. An additional 15,850,560 shares were sold by selling shareholders.

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

   In connection with the Merger, the Company issued 10,505,001 shares of Class A Common Stock to the former shareholders of Arbitrade.

4. Significant Accounting Policies

  Basis of consolidation and form of presentation

   The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Cash equivalents

   Cash equivalents represent money market accounts, which are payable on demand, or short-term investments with an original maturity of less than 30 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

  Investments

   Investments on the Consolidated Statements of Financial Condition comprise ownership interests of less than 20% in publicly and non-publicly traded companies which are accounted for under the equity method or the cost basis of accounting. Investments also include the Company's investments in private investment funds for which the Company is the investment manager and sponsor.

  Market-making activities

   Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, listed options contracts and futures contracts are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to other broker-dealers for directing their order executions to the Company. The Company records interest income net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions, and interest expense on subordinated notes and short-term debt. Interest expense incurred during 2000 and 1999 amounted to approximately $40.9 million and $11.9 million, respectively.

                          KNIGHT TRADING GROUP, INC.

  Asset management fees

   The Company earns asset management fees for sponsoring and managing the investments of certain private investment funds. Such fees are recorded when earned and are calculated as a percentage of the fund's quarterly net assets, plus a percentage of a new high net asset value, as defined, for any six-month period ended June 30/th/ or December 31/st/.

  Mandatorily redeemable preferred units

   The Preferred A and Preferred B Units were mandatorily redeemable and the distributions on such units have been classified as interest expense in the Consolidated Statements of Income.

  Securities borrowed/loaned

   Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash or similar collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. Interest income and interest expense are recorded on an accrual basis. The Company monitors the market value of securities borrowed and loaned on a daily basis. Substantially all of the Company's securities borrowed and securities loaned transactions are conducted with banks and other securities firms.

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

  Depreciation, amortization and occupancy

   Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the life of the related office lease. The Company records rent expense on a straight-line basis over the life of the lease. The Company capitalizes certain costs associated with the acquisition or development of internal-use software in accordance with Statement of Position No. 98-1 and amortizes the software over its estimated useful life of three years.

  Income taxes

   Income tax expense in the Consolidated Statements of Income represents income taxes incurred from July 13, 1998, the date of the Reorganization, through December 31, 1998 and for the years ended December 31, 1999 and 2000. Before the Reorganization, Roundtable was a limited liability company and was not subject to federal

                          KNIGHT TRADING GROUP, INC.

or state income taxes. Subsequent to the Reorganization, the Company is subject to federal income taxes and state income taxes. Before the Merger, KFP was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements only include a provision for non-U.S. income taxes. Subsequent to the Merger, KFP's income is subject to federal and state income taxes.

   The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

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

  Minority interest

   Minority interest represents a minority owner's share of net income or equity in one of the Company's consolidated subsidiaries.

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

5. Securities Owned and Securities Sold, Not Yet Purchased

   Securities owned and securities sold, not yet purchased consist of the following:

                                     December 31,  December 31,
                                         2000          1999
                                    -------------- ------------
Securities owned:
   Equities........................ $  661,327,729 $381,240,123
   Options.........................  1,126,483,498  518,408,094
   U.S. government obligations.....     12,155,452   10,584,699
                                    -------------- ------------
                                    $1,799,966,679 $910,232,916
                                    ============== ============
Securities sold, not yet purchased:
   Equities........................ $  170,167,713 $263,614,076
   Options.........................  1,257,046,610  457,304,937
                                    -------------- ------------
                                    $1,427,214,323 $720,919,013
                                    ============== ============

                          KNIGHT TRADING GROUP, INC.

6. Receivable from/Payable to Brokers and Dealers

   At December 31, 2000, amounts receivable from and payable to brokers and dealers consist of the following:

Receivable:
   Clearing brokers............. $ 86,156,298
   Securities failed to deliver.   19,815,796
   Securities borrowed..........    8,075,181
                                 ------------
                                 $114,047,275
                                 ============
Payable:
   Clearing brokers............. $175,552,245
   Securities failed to receive.    8,574,981
   Securities loaned............      142,252
                                 ------------
                                 $184,269,478
                                 ============

   The Company had received and pledged collateral approximately equal to the amounts borrowed and loaned, respectively.

7. Investments

   The Company's wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of private investment funds that engage in various trading strategies involving equities, debt instruments and derivatives. The Company owns interests in these private investment funds. Such investments amounted to approximately $13.9 million at December 31, 2000. Certain officers of the Company also own interests in these private investment funds. Additionally, the Company has made strategic investments in the National Association of Securities Dealers, Inc., Easdaq, Netfolio, Inc. and other public and private companies.

8. Significant Customers

   Before the Reorganization and initial public offering, Roundtable was owned by a consortium of independent securities firms and investors (the "Broker Dealer Owners"). Under Roundtable's limited liability company agreement, the Broker Dealer Owners, who were considered affiliated companies, shared in Roundtable's profits in proportion to their equity interests and the quantity of order flow they directed to the Company. After the initial public offering, this profit sharing practice was discontinued. Subsequent to the initial public offering, the Company considers affiliates to be holders of 10% or more of the Company's outstanding common stock ("Affiliates"). During 2000 there were no Affiliates of the Company.

   One customer provided 11.6% of the Company's equity order flow for the year ended December 31, 2000 as measured in equity share volume. Rebates paid to this firm for equity share and options contract volume amounted to $23,283,345 during the same period.
9. Goodwill

   The Company's acquisition of the business of Trimark Securities, L.P. during 1995 was recorded under the purchase method and the carrying values of the assets and liabilities acquired were adjusted to their fair market values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired of $13,960,195 was recorded as goodwill and is being amortized over a period of 10 years. In connection with the acquisition, the Company entered into an agreement which entitled the former owners to receive additional consideration during the five years immediately subsequent to the acquisition, through March 2000, equal to 10%

                          KNIGHT TRADING GROUP, INC.

of Trimark's pre-tax earnings, before amortization of goodwill and depreciation on fixed assets initially purchased. All amounts paid under this arrangement have been capitalized as additional purchase price (goodwill) and are being amortized over the remainder of the original ten-year amortization period.

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

   In connection with the acquisition, Trimark entered into an agreement with Tradetech which entitled Tradetech to additional consideration equal to 10% of Trimark's pretax earnings during the period from the acquisition date through December 31, 2000 (the "Earnout Period"). All amounts paid under this arrangement have been capitalized as additional purchase price (goodwill) and are being amortized over the remainder of the original five-year amortization period.

   The total contingent consideration paid and recorded as goodwill by the Company was as follows:

                                         Trimark      Tradetech
                                       Additional    Additional
                                      Consideration Consideration   Total
                                      ------------- ------------- ----------
For the year ended December 31, 1998.    $2,155,007    $1,921,889 $4,076,896
For the year ended December 31, 1999.     3,098,161     2,855,058  5,953,219
For the year ended December 31, 2000.     1,757,948     4,526,955  6,284,903

   Additionally, consistent with the growth of the Company's options market-making business, KFP has acquired various options related businesses. The total excess of the purchase prices over the fair value of the assets acquired of $26,640,859 was recorded as goodwill and is being amortized over a period of 15 years.

10. Fixed Assets and Leasehold Improvements

   Fixed assets and leasehold improvements comprise the following:

                                                                    December 31,
                                                Depreciation  ------------------------
                                                   Period         2000        1999
                                                ------------- ------------ -----------
Computer hardware and software.................       3 years $ 81,847,768 $26,958,037
Leasehold improvements......................... Life of Lease   15,183,830   7,948,011
Telephone systems..............................       5 years    6,944,133   3,170,016
Furniture and fixtures.........................       7 years    6,901,463   2,292,481
Trading systems................................       5 years    1,613,082   1,425,347
Equipment......................................       5 years    1,493,697   1,323,813
                                                              ------------ -----------
                                                               113,983,973  43,117,705
Less--Accumulated depreciation and amortization                 34,969,580  16,297,660
                                                              ------------ -----------
                                                              $ 79,014,393 $26,820,045
                                                              ============ ===========

                          KNIGHT TRADING GROUP, INC.

11. Short-Term Financing

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

   At December 31, 1999, the Company had a $10,000,000 collateralized credit facility with a bank under which it borrowed on a revolving basis. Interest was variable based on prime plus one percent per annum and payable monthly. The Company paid a one half percent per annum commitment fee on the unused portion of the facility. The unused portion of the facility and interest rate at December 31, 1999 were $7,945,408 and 9.00%, respectively.

12. Commitments and Contingent Liabilities

   The Company leases office space under noncancellable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was as follows:

                For the year ended December 31, 1998 $2,000,910
                For the year ended December 31, 1999  2,989,873
                For the year ended December 31, 2000  7,288,699

   Additionally, the Company leases computer and other equipment under noncancellable operating leases. As of December 31, 2000, future minimum rental commitments under all noncancellable operating leases were as follows:

                                       Office Leases Other Leases    Total
                                       ------------- ------------ ------------
  Year ending December 31, 2001.......  $ 10,477,570   $4,303,393 $ 14,780,963
  Year ending December 31, 2002.......    14,927,896    1,899,916   16,827,812
  Year ending December 31, 2003.......    14,428,717      325,888   14,754,605
  Year ending December 31, 2004.......    12,888,648      255,438   13,144,086
  Year ending December 31, 2005.......    11,873,782           --   11,873,782
  Thereafter through September 1, 2021   138,250,597           --  138,250,597
                                       ------------- ------------ ------------
                                        $202,847,210   $6,784,635 $209,631,845
                                       ============= ============ ============

   The Company has been named as a defendant in legal actions. In addition, from time to time, the Company is a party to examinations and inquiries by various regulatory and self-regulatory bodies. In the opinion of management, based on consultation with legal counsel, any adverse outcome with regard to these matters would not likely have a material adverse effect on the results of operations or the financial position of the Company.

13. Earnings per Share

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

                          KNIGHT TRADING GROUP, INC.

   Weighted-average shares outstanding for the year ended December 31, 1998 has been determined as if the Merger described in Note 1 and the Reorganization described in Note 3 occurred as of the earliest date presented. Weighted-average shares outstanding for the years ended December 31, 1999 and 2000 have been determined as if the Merger described in Note 1 occurred as of the earliest date presented. For the year ended December 31, 1998 the Company's outstanding options did not have a dilutive effect on earnings and, as such, do not affect the calculation. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2000, 1999 and 1998:

                                                          For the year ended December 31,
                                  -------------------------------------------------------------------------------
                                             2000                       1999                      1998
                                  -------------------------- -------------------------- -------------------------
                                  Numerator /  Denominator / Numerator /  Denominator / Numerator / Denominator /
                                   net income     shares      net income     shares     net income     shares
                                  ------------ ------------- ------------ ------------- ----------- -------------
Income and shares used in basic
 calculations.................... $259,922,002   122,520,733 $211,283,976   120,821,710 $95,830,457   103,115,712
Effect of dilutive stock options.           --     4,342,583           --     4,933,720          --            --
                                  ------------ ------------- ------------ ------------- ----------- -------------
Income and shares used in diluted
 calculations.................... $259,922,002   126,863,316 $211,283,976   125,755,430 $95,830,457   103,115,712
                                  ============ ============= ============ ============= =========== =============
Basic earnings per share.........               $       2.12               $       1.75              $       0.93
                                               =============              =============             =============
Diluted earnings per share.......               $       2.05               $       1.68              $       0.93
                                               =============              =============             =============

14. Employee Benefit Plan

   The Company sponsors 401(k) profit sharing plans (the "Plans") in which substantially all of its employees are eligible to participate. Under the terms of the Plans, the Company is required to make annual contributions to the Plans equal to 50% of the contributions made by its employees, up to certain limitations. The total expense recognized with respect to the Plans was as follows:

For the year ended December 31, 1998 $1,191,907
For the year ended December 31, 1999  1,838,036
For the year ended December 31, 2000  2,856,197

15. Income Taxes

   The Company and its subsidiaries file a consolidated federal income tax return. Before the Reorganization, Roundtable was treated as a partnership for tax purposes and its federal and state income taxes were borne by its partners. Subsequent to the Reorganization, the Company is subject to federal and state income taxes. Actual income tax expense on the Consolidated Statements of Income for the year ended December 31, 1998 represents income taxes incurred from July 13, 1998, the date of the Reorganization, through December 31, 1998. Before the Merger, KFP was treated as a partnership for U.S. tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements only include a provision for non-U.S. income taxes.

   The provision for income taxes consists of:

                                          2000         1999        1998
                                      ------------ ------------ -----------
Current:
   U.S. federal...................... $145,441,308 $ 95,344,483 $17,770,620
   U.S. state and local and non-U.S..   18,560,206   18,498,299   4,480,589
                                      ------------ ------------ -----------
                                       164,001,514  113,842,782  22,251,209
                                      ------------ ------------ -----------

                          KNIGHT TRADING GROUP, INC.

                                           2000          1999         1998
                                       ------------  ------------  -----------
 Deferred:
    U.S. federal......................   (4,119,805)   (1,845,141)           -
    U.S. state and local and non-U.S..     (435,315)     (451,700)           -
                                       ------------  ------------  -----------
                                         (4,555,120)   (2,296,841)           -
                                       ------------  ------------  -----------
 Provision for income taxes........... $159,446,394  $111,545,941  $22,251,209
                                       ============  ============  ===========

   The following table reconciles the provision to the U.S. federal statutory income tax rate:

                                                                    2000  1999  1998
                                                                    ----  ----  ----
U.S. federal statutory income tax rate............................. 35.0% 35.0% 35.0%
U.S. state and local income and non-U.S. taxes, net of U.S. federal
  income tax benefits..............................................  2.8   4.2   6.0
Other, net.........................................................  0.3   0.7   2.2
                                                                    ----  ----  ----
Effective income tax rate.......................................... 38.1% 39.9% 43.2%
                                                                    ====  ====  ====

   Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                 2000       1999
                                              ---------- ----------
Deferred tax assets:
   Employee compensation and benefit plans... $5,709,498 $1,964,276
   Fixed assets and other amortizable assets.  1,720,333    332,567
                                              ---------- ----------
       Total deferred tax assets.............  7,429,831  2,296,843
                                              ---------- ----------
Deferred tax liabilities:
   Valuation of investments..................    564,428          -
   Other.....................................     13,440          -
                                              ---------- ----------
Total deferred tax liabilities...............    577,868          -
                                              ---------- ----------
Net deferred tax assets...................... $6,851,963 $2,296,843
                                              ========== ==========

16. Long-Term Incentive Plans

   In connection with the Reorganization and Offering, the Company established the Knight/Trimark Group, Inc. 1998 Long Term Incentive Plan and the Knight/Trimark Group, Inc. 1998 Nonemployee Director Stock Option Plan (together, the "Plans") to provide long-term incentive compensation to selected employees and directors of Knight Trading Group and its subsidiaries. The Plans are administered by the compensation committee of the Company's Board of Directors, and allow for the grant of options, restricted stock and restricted stock units, as defined by the Plans. Including a stockholder-approved increase in the number of shares reserved under the Plans by 10 million in May 2000, the maximum number of shares of Class A Common Stock reserved for the grant of awards under the Plans is 24,819,000, subject to adjustment. In addition, the Plans limit the number of shares which may be granted to a single individual and the Plans also limit the number of shares of restricted stock which may be awarded.

                          KNIGHT TRADING GROUP, INC.

   It is the Company's policy to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options vest over a four-year period and expire on the tenth anniversary of the grant date. The Company has the right to fully vest employees in their option grants upon retirement. The following is a reconciliation of option activity for the Plans for the years ended December 31, 2000 and 1999, and a summary of options outstanding and exercisable at December 31, 2000:

                                                     2000                  1999
                                             --------------------- ---------------------
                                                         Weighted-             Weighted-
                                                          Average               Average
                                              Number of  Exercise   Number of  Exercise
                                               Options     Price     Options     Price
                                             ----------  --------- ----------  ---------
Outstanding, January 1...................... 10,445,235     $10.74 10,237,000     $ 7.24
Granted at market value.....................  4,275,000      37.52  1,072,000      41.78
Exercised................................... (1,184,810)      7.31   (757,765)      7.24
Surrendered.................................   (994,250)     16.37   (106,000)      8.36
                                             ----------  --------- ----------  ---------
Outstanding at December 31.................. 12,541,175     $19.77 10,445,235     $10.77
                                             ==========  ========= ==========  =========
Exercisable at December 31..................  3,484,050     $ 9.82  1,914,485     $ 7.51
                                             ==========  ========= ==========  =========
Available for future grants at December 31.. 10,335,250             3,616,000
                                             ==========            ==========
Weighted average fair value of grants during
  the year (at market value)................                $19.87                $21.97
                                                         =========             =========

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                                      Remaining   Average    Number     Average
                         Outstanding Contractual Exercise  Exercisable Exercise
Range of Exercise Prices at 12/31/00    Life       Price   at 12/31/00   Price
------------------------ ----------- ----------- --------- ----------- ---------
$ 6.54..................     130,500        7.80    $ 6.54      55,500    $ 6.54
$ 7.25..................   7,371,175        7.49      7.25   3,172,675      7.25
$10.75--$33.22..........   1,286,000        9.20     27.59     111,250     25.07
$33.25--$39.75..........     434,000        9.30     38.27       3,750     34.99
$39.84--$39.84..........   2,682,500        9.04     39.84          --        --
$42.91--$73.22..........     637,000        8.48     54.44     140,875     56.37

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

                          KNIGHT TRADING GROUP, INC.

Company's net income and earnings per share amounts for the years ended December 31, 1998, 1999 and 2000 would have been as follows:

                                            2000         1999        1998
                                        ------------ ------------ -----------
Net income, as reported................ $259,922,002 $211,283,976 $95,830,457
Pro forma net income...................  232,403,643  200,895,647  92,128,633
Basic earnings per share, as reported..         2.12         1.75         .93
Diluted earnings per share, as reported         2.05         1.68         .93
Pro forma basic earnings per share.....         1.90         1.66         .89
Pro forma diluted earnings per share...         1.83         1.60         .89

   The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model with the following assumptions:

                         2000 1999 1998
                         ---  ---  ---
Dividend yield.......... 0.0% 0.0% 0.0%
Expected volatility.....  70%  70%  44%
Risk-free interest rate. 6.0% 6.0% 5.5%
Expected life (in years)   5    5    5

17. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

   As a market maker of OTC and listed stocks and listed options contracts, the majority of the Company's securities transactions are conducted as principal with broker-dealer and institutional counterparties primarily located in the United States. The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Accordingly, substantially all of the Company's credit exposures are concentrated with the clearing brokers. The clearing brokers can rehypothecate the securities held. Additionally, pursuant to the terms of the agreement between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. The Company's policy is to monitor the credit standing of the clearing brokers and all counterparties with which it conducts business. Additionally, as of December 31, 2000, the Company's credit exposures were concentrated with the clearing brokers and amounted to $114.0 million. As of December 31, 2000, the clearing brokers also held, as custodians, securities and options owned by the Company with a market value of $1.8 billion.

   Securities sold, not yet purchased represent obligations to purchase such securities at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

   Derivative contracts are financial instruments whose value is based upon underlying asset, index, reference rate or a combination of these factors. The Company uses derivative financial instruments as part of its options market-making and trading business and its overall risk management process. These financial instruments, which generally include exchange-traded options, options on futures and futures contracts, expose the Company to varying degrees of market and credit risk. The Company records its derivative-trading activities at market value, and unrealized gains and losses are recognized currently.

                          KNIGHT TRADING GROUP, INC.

18. Net Capital Requirements

   As registered broker-dealers, KS, KCM, KFP and KEP are subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. KS, KCM and KEP have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1.0 million or 6 2/3% of aggregate indebtedness, as defined. KFP has elected to use the alternative method, permitted by the Rule, which requires that it maintains net capital equal to the greater of $250,000 or 2% of aggregate debit items, as defined.

   At December 31, 2000, KS had net capital of $304,796,340, which was $301,696,970 in excess of its required net capital of $3,099,370, KCM had net capital of $58,251,583, which was $56,828,680 in excess of its required net capital of $1,422,903, KFP had net capital of $32,354,941 which was $32,104,941 in excess of its required net capital of $250,000, and KEP had net capital of $1,439,403 which was $1,146,899 in excess of its required net capital of $292,504.

    Additionally,KSIL and KSJ are subject to regulatory requirements in the countries in which they operate, including the requirements of the Securities and Futures Authority Limited in the United Kingdom and the Financial Supervisory Agency in Japan. As of December 31, 2000, the Company was in compliance with these capital adequacy requirements.

19. Business Segments

   The Company has two reportable business segments: securities market-making and asset management. Securities market-making primarily includes the operations of KS, KCM and KFP and includes market-making in equity securities listed on Nasdaq, on the OTCBB of the NASD, in the over-the-counter market for NYSE- and AMEX-listed securities and in options on individual equities, equity indices, fixed income instruments and certain commodities. The asset management segment includes the operations of Deephaven Capital Management, Deephaven Capital and Deephaven Investment Advisers and consists of investment management and sponsorship for a series of private investment funds.

   The Company's net revenues, income before income taxes and minority interest and assets by segment are summarized below:

                                                     Securities Market    Asset
                                                          Making       Management      Total
                                                     ----------------- ----------- --------------
For the year ended December 31, 2000:
   Revenues.........................................    $1,210,824,863 $46,094,714 $1,256,919,577
   Income before income taxes and minority interest.       383,832,971  34,698,473    418,531,444
   Total Assets.....................................     2,481,695,369  39,713,803  2,521,409,172
For the year ended December 31, 1999:
   Revenues.........................................       875,667,896  20,907,547    896,575,443
   Income before income taxes and minority interest.       306,642,287  16,187,630    322,829,917
   Total Assets.....................................     1,510,129,050  30,156,756  1,540,285,806
For the year ended December 31, 1998:
   Revenues.........................................       404,705,305   6,329,327    411,034,632
   Income before income taxes and minority interest.       115,665,815   2,415,851    118,081,666
   Total Assets.....................................       675,219,300   9,424,514    684,643,814

                          KNIGHT TRADING GROUP, INC.

20. Condensed Financial Statements of Knight Trading Group, Inc. (parent only)

   Presented below are the Condensed Statements of Financial Condition, Income and Cash Flows for the Company on an unconsolidated basis.

                       Statements of Financial Condition

                   Knight Trading Group, Inc. (parent only)

                                                         December 31, December 31,
                                                             2000         1999
                                                         ------------ ------------
Assets
Cash and cash equivalents............................... $ 25,874,092 $ 99,728,732
Securities owned, at market value.......................   12,155,452           --
Investments in subsidiaries, equity method..............  731,643,361  410,554,961
Receivable from subsidiaries............................    5,883,085   18,450,185
Other assets............................................   15,578,475    9,106,225
                                                         ------------ ------------
   Total assets......................................... $791,134,465 $537,840,103
                                                         ============ ============
Liabilities and Stockholders' Equity
Liabilities
Accrued compensation expense............................ $ 10,361,525 $  5,858,946
Accounts payable, accrued expenses and other liabilities    2,131,888   15,193,968
Income taxes payable....................................    4,454,606   17,556,087
                                                         ------------ ------------
   Total liabilities....................................   16,948,019   38,609,001
   Total stockholders' equity...........................  774,186,446  499,231,102
                                                         ------------ ------------
   Total liabilities and stockholders' equity........... $791,134,465 $537,840,103
                                                         ============ ============

                             Statements of Income

                   Knight Trading Group, Inc. (parent only)

                                                     For the years ended December 31,
                                                 ----------------------------------------
                                                     2000          1999          1998
                                                 ------------  ------------  ------------
Revenues
Equity in earnings of subsidiaries.............. $265,900,963  $217,486,596  $102,748,320
Other...........................................    2,580,130     3,857,671       266,970
                                                 ------------  ------------  ------------
   Total revenues...............................  268,481,093   221,344,267   103,015,290
                                                 ------------  ------------  ------------
Expenses
Professional fees...............................    5,562,241     1,850,310            --
Business development............................    3,193,359     4,779,582         8,123
Merger related costs............................           --     5,189,295            --
Compensation expense............................           --            --     1,200,000
Payments for order flow.........................           --            --     1,189,331
Interest on Preferred Units.....................           --            --       714,905
Other...........................................    1,064,815     1,161,569     1,716,332
                                                 ------------  ------------  ------------
   Total expenses...............................    9,820,415    12,980,756     4,828,691
                                                 ------------  ------------  ------------
Income before income taxes and minority interest  258,660,678   208,363,511    98,186,599
Income tax (benefit) expense....................   (1,261,324)   (2,920,465)    2,356,142
                                                 ------------  ------------  ------------
   Net income................................... $259,922,002  $211,283,976  $ 95,830,457
                                                 ============  ============  ============

                          KNIGHT TRADING GROUP, INC.

                           Statements of Cash Flows

                   Knight Trading Group, Inc. (parent only)

                                                                                      For the year ended December 31,
                                                                                --------------------------------------------
                                                                                     2000           1999           1998
                                                                                -------------  -------------  -------------
Cash flows from operating activities
Net income..................................................................... $ 259,922,002  $ 211,283,976  $  95,830,457
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity earnings of subsidiaries................................................  (265,900,963)  (217,486,596)  (102,748,320)
Issuance of restricted stock to directors......................................            --             --        217,500
Income tax credit from stock options exercised.................................     8,998,923     10,311,592             --
(Increase) decrease in operating assets
   Securities owned............................................................   (12,155,452)     1,285,525        255,513
   Receivable from subsidiaries................................................    12,567,100    (15,834,339)    (2,615,846)
   Other assets................................................................    (6,472,250)    (8,570,753)      (312,564)
Increase (decrease) in operating liabilities...................................
   Accrued compensation expense................................................     4,502,579      5,858,946             --
   Accounts payable, accrued expenses and other liabilities....................   (13,062,080)    14,070,659        297,286
   Income taxes payable........................................................   (13,101,481)    15,247,367      2,308,720
   Interest payable on Preferred Units.........................................            --             --       (424,981)
                                                                                -------------  -------------  -------------
      Net cash provided by (used in) operating activities......................   (24,701,622)    16,166,377     (7,192,235)
                                                                                -------------  -------------  -------------
Cash flows from investing activities
Capital contributions to subsidiaries..........................................  (129,810,015)   (20,230,922)   (71,448,000)
                                                                                -------------  -------------  -------------
      Net cash used in investing activities....................................  (129,810,015)   (20,230,922)   (71,448,000)
                                                                                -------------  -------------  -------------
Cash flows from financing activities
Proceeds from short term loan..................................................            --             --     30,000,000
Repayment of short term loan...................................................            --    (10,000,000)   (20,000,000)
Repayment of subordinated note.................................................            --             --       (500,000)
Proceeds from issuance of common stock.........................................            --     80,219,537             --
Stock options exercised........................................................     8,656,997      5,485,202             --
Net proceeds from initial public offering......................................            --             --    136,522,770
Net proceeds from exercise of Brown option.....................................            --             --         71,430
Dividends received from subsidiaries...........................................    72,000,000             --     52,569,664
Redemptions of Mandatorily Redeemable Preferred A Units........................            --             --    (12,483,610)
Redemptions of Mandatorily Redeemable Preferred B Units........................            --             --    (15,000,000)
Distributions on Common Units..................................................            --             --    (65,670,855)
                                                                                -------------  -------------  -------------
      Net cash provided by financing activities................................    80,656,997     75,704,739    105,509,399
                                                                                -------------  -------------  -------------
Increase (decrease) in cash and cash equivalents...............................   (73,854,640)    71,640,194     26,869,164
Cash and cash equivalents at beginning of period...............................    99,728,732     28,088,538      1,219,374
                                                                                -------------  -------------  -------------
Cash and cash equivalents at end of period..................................... $  25,874,092  $  99,728,732     28,088,538
                                                                                =============  =============  =============
Supplemental disclosure of cash flow information:..............................
   Cash paid for interest...................................................... $      32,718  $     168,638  $   2,069,809
                                                                                =============  =============  =============
   Cash paid for income taxes.................................................. $ 175,180,680  $  72,535,458  $  16,926,278
                                                                                =============  =============  =============

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

   None.

PART III

   The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual

                          KNIGHT TRADING GROUP, INC.

Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13).

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

      Consolidated Financial Statements and Financial Statement Schedules. See "Item 8, Financial Statements and Supplementary Data"

   (b) Reports on Form 8-K:

      On November 30, 2000, the Company filed a Current Report on Form 8-K to report putative class action lawsuits brought against the Company and current and former officers.

   (c) Exhibits

      27.1 Financial Data Schedule for the fiscal year ended December 31, 2000

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 28/th/ day of March, 2001.

                                          KNIGHTTRADING GROUP, INC.

                                                /S/ KENNETH D. PASTERNAK
                                        By: ___________________________________
                                                  Kenneth D. Pasternak
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

            Name                           Title                    Date
            ----                           -----                    ----

   /S/ KENNETH D PASTERNAK  Chairman of the Board, President    March  , 2001
  -------------------------   and Chief Executive Officer
    Kenneth D. Pasternak

    /S/ ROBERT I. TURNER    Director, Executive Vice President, March  , 2001
  ------------------------- Treasurer and Chief Financial
      Robert I. Turner      Officer (principal financial and
                            accounting officer)

    /S/ WALTER F. RAQUET    Director and Executive Vice         March  , 2001
  -------------------------   President
      Walter F. Raquet

  /S/ ANTHONY M. SANFILIPPO Director and Executive Vice         March  , 2001
  -------------------------   President
    Anthony M. Sanfilippo

     /S/ PETER S. HAJAS     Director                            March  , 2001
  ------------------------- Chief Executive Officer,
         Peter Hajas        Knight Financial Products LLC

     /S/ JOHN G. HEWITT     Director                            March  , 2001
  ------------------------- President, Knight Securities, L.P.
         John Hewitt

   /S/ CHARLES V. DOHERTY   Director                            March  , 2001
  -------------------------
     Charles V. Doherty

    /S/ GARY R. GRIFFITH    Director                            March  , 2001
  -------------------------
      Gary R. Griffith

     /S/ ROBERT GREIFELD    Director                            March  , 2001
  -------------------------
       Robert Greifeld

                          Name          Title       Date
                          ----          -----       ----

                  /S/ BRUCE R. MCMAKEN Director March  , 2001
                  --------------------
                    Bruce R. McMaken

                  /S/ RODGER O. RINEY  Director March  , 2001
                  --------------------
                    Rodger O. Riney

                   /S/ V. ERIC ROACH   Director March  , 2001
                  --------------------
                     V. Eric Roach