Form 10-K/A
period 2000-12-31
KNIGHT TRADING GROUP INC
filed 2001-03-30
CIK 1060749

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $1,498,780,000 at March 28, 2001 based upon the closing price for shares of the Registrant's Class A Common Stock as reported by the National Market System of the Nasdaq Stock Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..... 15
Item 6.  Selected Financial Data................................................... 15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................ 17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk................ 26
Item 8.  Financial Statements and Supplementary Data............................... 29
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures................................................. 49

PART III

Item 10. Directors................................................................. 49
Item 11. Executive Compensation.................................................... 49
Item 12. Security Ownership of Certain Beneficial Owners and Management............ 49
Item 13. Certain Relationships and Related Transactions............................ 49

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

 . According to the NASD, KCM has held the #1 market share ranking in the trading of the over-the-counter market for NYSE-listed securities in the Nasdaq Inter-Market for over two years. KCM's trading volume of the over-the-counter market for NYSE-listed securities has increased from 342.9 million shares in January 1998 to 1.0 billion shares in December 2000. During the same period, KCM's market share increased from

   29.5% to 44.4%. However, KCM's volumes and market share have declined during the first quarter of 2001 as retail trading levels have fallen from 2000.

 . According to the NASD, KCM has also held the #1 market share ranking in the trading of the over-the-counter market for AMEX-listed securities in the Nasdaq Inter-Market for over two years. KCM's trading volume of the over-the-counter market for AMEX-listed securities has increased from 59.4 million shares in January 1998 to 199.7 million shares in December 2000. During the same period, KCM's market share decreased from 64.8% to 47.2%. KCM's volumes and market share have declined during the first quarter of 2001 as retail trading levels have fallen from 2000.

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

Competition

   Through 2000, we derived substantially all of our revenues from market-making and asset management activities. The market for these services, particularly market-making services through electronic communications networks ("ECNs"), is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. KS and KSIL compete primarily with wholesale, national, and regional broker-dealers, as well as ECNs. KCM competes with the NYSE, the AMEX, regional exchanges, other broker-dealer competitors and ECNs. KFP competes with other options specialists and market makers, while Deephaven competes with other asset management companies. We compete primarily on the basis of execution standards, our relationship with our clients and technology.

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

                          1999            High   Low
                          ----           ------ ------
                          First Quarter. $33.81 $10.00
                          Second Quarter  81.63  32.50
                          Third Quarter.  64.81  26.25
                          Fourth Quarter  57.50  21.69

                          2000
                          ----
                          First Quarter.  60.06  29.50
                          Second Quarter  53.00  24.31
                          Third Quarter.  39.75  25.00
                          Fourth Quarter  35.73  13.88

   As of March 28, 2001, there were approximately 457 holders of record of our Class A Common Stock.

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

  Income Tax

   Prior to our initial public offering, we were a limited liability company and were not subject to federal or state income taxes. Actual income tax expense represents income taxes incurred from July 13, 1998, the date of the reorganization, through December 31, 1998 and for the years ended December 31, 1999 and 2000. This period is referred to as the post-offering period. Additionally, prior to the merger with KFP, KFP was a limited liability company, which was treated as a partnership for tax purposes and its U.S. federal and state income taxes were borne by KFP's individual partners. As such KFP's historical financial statements only include a provision for non-U.S. income taxes. Subsequent to the merger, KFP's income is subject to federal income taxes and state income taxes. This period is referred to as the post-merger period. Our effective tax rate for the post-offering period and post-merger period and pro forma effective tax rate for all periods prior to the post-offering period and post-merger period, differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of Trimark and a portion of business development expenses and merger-related expenses.

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

   In September 2000, the FASB issued SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement resets accounting standards for differentiating between securitizations and other transfers of financial assets that are sales from transfers that are secured borrowings. The Company adopted certain provisions of SFAS No. 140 as of December 31, 2000 which did not have a material impact on our financial statements. We anticipate adopting the remaining provisions of SFAS No. 140 effective April 1, 2001 and do not believe that the adoption of these provisions will have a material impact on our financial statements.

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

            Name                           Title                     Date
            ----                           -----                     ----

   /S/ KENNETH D PASTERNAK  Chairman of the Board, President    March 28, 2001
  -------------------------   and Chief Executive Officer
    Kenneth D. Pasternak

    /S/ ROBERT I. TURNER    Director, Executive Vice President, March 28, 2001
  ------------------------- Treasurer and Chief Financial
      Robert I. Turner      Officer (principal financial and
                            accounting officer)

    /S/ WALTER F. RAQUET    Director and Executive Vice         March 28, 2001
  -------------------------   President
      Walter F. Raquet

  /S/ ANTHONY M. SANFILIPPO Director and Executive Vice         March 28, 2001
  -------------------------   President
    Anthony M. Sanfilippo

     /S/ PETER S. HAJAS     Director                            March 28, 2001
  ------------------------- Chief Executive Officer,
         Peter Hajas        Knight Financial Products LLC

     /S/ JOHN G. HEWITT     Director                            March 28, 2001
  ------------------------- President, Knight Securities, L.P.
         John Hewitt

   /S/ CHARLES V. DOHERTY   Director                            March 28, 2001
  -------------------------
     Charles V. Doherty

    /S/ GARY R. GRIFFITH    Director                            March 28, 2001
  -------------------------
      Gary R. Griffith

     /S/ ROBERT GREIFELD    Director                            March 28, 2001
  -------------------------
       Robert Greifeld

                          Name          Title        Date
                          ----          -----        ----

                  /S/ BRUCE R. MCMAKEN Director March 28, 2001
                  --------------------
                    Bruce R. McMaken

                  /S/ RODGER O. RINEY  Director March 28, 2001
                  --------------------
                    Rodger O. Riney

                   /S/ V. ERIC ROACH   Director March 28, 2001
                  --------------------
                     V. Eric Roach