Form 10-Q
period 2001-03-31
KNIGHT TRADING GROUP INC
filed 2001-05-14
CIK 1060749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

   At May 14, 2001 the number of shares outstanding of the registrant's Class A common stock was 123,718,730 and there were no shares outstanding of the registrant's Class B common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KNIGHT TRADING GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT
                      For the Quarter Ended March 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I FINANCIAL INFORMATION:
 Item 1. Financial Statements...........................................     3
         Consolidated Statements of Income..............................     3
         Consolidated Statements of Financial Condition.................     4
         Consolidated Statements of Cash Flows..........................     5
         Notes to Consolidated Financial Statements.....................     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    11
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    17

 PART II OTHER INFORMATION:
 Item 1. Legal Proceedings..............................................    18
 Item 2. Changes in Securities and Use of Proceeds......................    18
 Item 3. Defaults Upon Senior Securities................................    18
 Item 4. Submission of Matters to a Vote of Security Holders............    19
 Item 5. Other Information..............................................    19
 Item 6. Exhibits and Reports on Form 8-K...............................    19
 Signatures..............................................................   19

                           KNIGHT TRADING GROUP, INC.

                       Consolidated Statements of Income
                                  (Unaudited)

                                                      For the three months
                                                         ended March 31,
                                                    -------------------------
                                                        2001         2000
                                                    ------------ ------------
Revenues
  Net trading revenue.............................. $187,454,445 $486,778,104
  Commissions and fees.............................   14,512,201    7,027,629
  Asset management fees............................   12,720,036    9,773,589
  Interest and dividends, net of interest expense..    5,309,313    3,507,417
  Investment income and other......................    5,651,129    3,512,299
                                                    ------------ ------------
    Total revenues.................................  225,647,124  510,599,038
                                                    ------------ ------------
Expenses
  Employee compensation and benefits...............   79,695,673  175,198,790
  Payments for order flow..........................   29,718,426   59,317,560
  Execution and clearance fees.....................   30,049,055   30,222,288
  Communications and data processing...............   12,831,389    7,125,993
  Depreciation and amortization....................   10,222,579    4,214,963
  Professional fees................................    5,654,011    4,532,062
  Occupancy and equipment rentals..................    5,010,858    3,093,186
  Business development.............................    3,369,758    5,238,693
  Other............................................    5,942,719    4,605,761
                                                    ------------ ------------
    Total expenses.................................  182,494,468  293,549,296
                                                    ------------ ------------
Income before income taxes and minority interest...   43,152,656  217,049,742
Income tax expense.................................   17,982,130   80,454,361
                                                    ------------ ------------
Income before minority interest....................   25,170,526  136,595,381
Minority interest in consolidated subsidiaries.....    1,746,937          --
                                                    ------------ ------------
Net income......................................... $ 26,917,463 $136,595,381
                                                    ============ ============
Basic earnings per share........................... $       0.22 $       1.12
                                                    ============ ============
Diluted earnings per share......................... $       0.21 $       1.08
                                                    ============ ============
Pro forma adjustments
  Income before income taxes.......................              $217,049,742
  Adjustment for pro forma employee compensation
   and benefits....................................                  (267,109)
                                                                 ------------
  Pro forma income before income taxes.............               216,782,633
  Pro forma income tax expense.....................                81,050,811
                                                                 ------------
  Pro forma net income.............................               135,731,822
                                                                 ============
  Pro forma basic earnings per share...............              $       1.11
                                                                 ============
  Pro forma diluted earnings per share.............              $       1.07
                                                                 ============
Shares used in basic earnings per share
 calculations (see Note 8).........................  123,517,121  122,146,982
                                                    ============ ============
Shares used in diluted earnings per share
 calculations (see Note 8).........................  126,179,906  126,981,962
                                                    ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                 Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                  March 31,      December 31,
                                                     2001            2000
                                                --------------  --------------
Assets
  Cash and cash equivalents.................... $  374,848,966  $  364,057,534
  Securities owned, held at clearing broker, at
   market value................................  1,517,954,276   1,799,966,679
  Receivable from brokers and dealers..........    658,361,210     114,047,275
  Fixed assets and leasehold improvements at
   cost, less accumulated depreciation and
   amortization................................     86,819,156      79,014,393
  Goodwill, less accumulated amortization......     43,194,198      45,239,177
  Investments..................................     83,253,424      64,917,975
  Other assets.................................     54,824,311      54,166,139
                                                --------------  --------------
    Total assets............................... $2,819,255,541  $2,521,409,172
                                                ==============  ==============
Liabilities and Stockholders' Equity
Liabilities
  Securities sold, not yet purchased, at market
   value....................................... $1,745,436,253  $1,427,214,323
  Payable to brokers and dealers...............    134,333,130     184,269,478
  Accrued compensation expense.................     41,693,199      62,444,645
  Accrued execution and clearance fees.........      5,040,626       6,092,754
  Accrued payments for order flow..............      5,981,101      11,635,069
  Accounts payable, accrued expenses and other
   liabilities.................................     22,827,010      30,576,814
  Income taxes payable.........................     17,563,405       4,813,771
                                                --------------  --------------
    Total liabilities..........................  1,972,874,724   1,727,046,854
                                                --------------  --------------
Minority interest in consolidated
 subsidiaries..................................     27,094,662      20,175,872
                                                --------------  --------------
Stockholders' equity
  Class A Common Stock.........................      1,236,505       1,232,908
  Additional paid-in capital...................    331,163,026     309,611,248
  Retained earnings............................    492,864,757     465,947,294
  Accumulated other comprehensive income
   (loss)--foreign currency translation
   adjustments, net of tax.....................     (5,978,133)     (2,605,004)
                                                --------------  --------------
    Total stockholders' equity.................    819,286,155     774,186,446
                                                --------------  --------------
    Total liabilities and stockholders'
     equity.................................... $2,819,255,541  $2,521,409,172
                                                ==============  ==============



  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                                  ----------------------------
                                                      2001           2000
                                                  -------------  -------------
Cash flows from operating activities
Net income......................................  $  26,917,463  $ 136,595,381
Adjustments to reconcile net income to net cash
 provided by operating activities
  Income tax credit from stock options
   exercised....................................      1,976,947            --
  Depreciation and amortization.................     10,222,579      4,214,963
  Minority interest in earnings of consolidated
   subsidiaries.................................     (1,746,937)           --
(Increase) decrease in operating assets
  Securities owned..............................    282,012,403   (169,320,546)
  Receivable from clearing brokers..............   (544,313,935)   (20,372,710)
  Other assets..................................       (658,172)    (5,163,400)
Increase (decrease) in operating liabilities
  Securities sold, not yet purchased............    318,221,930    171,345,782
  Securities sold under agreements to
   repurchase...................................            --        (131,639)
  Payable to clearing broker....................    (49,936,348)   (33,819,013)
  Accrued compensation expense..................    (20,751,446)    42,455,742
  Accounts payable, accrued expenses and other
   liabilities..................................    (11,122,932)   (32,406,614)
  Accrued execution and clearance fees..........     (1,052,128)    (1,157,790)
  Accrued payments for order flow...............     (5,653,968)     4,295,298
  Income taxes payable..........................     12,749,634     63,551,880
                                                  -------------  -------------
    Net cash provided by operating activities...     16,865,090    160,087,334
                                                  -------------  -------------
Cash flows from investing activities
Purchases of fixed assets and leasehold
 improvements...................................    (15,987,043)   (14,086,080)
Investments and acquisitions....................    (18,335,449)     2,832,705
Payment of contingent consideration.............            --      (3,764,257)
                                                  -------------  -------------
    Net cash used in investing activities.......    (34,322,492)   (15,017,632)
                                                  -------------  -------------
Cash flows from financing activities
Stock options exercised.........................      2,495,450        255,997
Minority interest in consolidated subsidiaries..     25,753,384            --
                                                  -------------  -------------
    Net cash provided by financing activities...     28,248,834        255,997
                                                  -------------  -------------
Increase in cash and cash equivalents...........     10,791,432    145,325,699
Cash and cash equivalents at beginning of
 period.........................................    364,057,534    304,053,554
                                                  -------------  -------------
Cash and cash equivalents at end of period......  $ 374,848,966  $ 449,379,253
                                                  =============  =============
Supplemental disclosure of cash flow
 information:
  Cash paid for interest........................  $   8,057,835  $   5,122,211
                                                  =============  =============
  Cash paid for income taxes....................  $   5,232,496  $  18,101,279
                                                  =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                  (Unaudited)

1. Organization and Description of the Business

   Knight Trading Group, Inc. (the "Company") and its subsidiaries operate in securities market-making and asset management business lines. Knight Securities ("KS") operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board. Knight Capital Markets ("KCM," formerly known as Trimark Securities) operates as a market maker in the over-the-counter market for New York Stock Exchange (NYSE)-and American Stock Exchange (AMEX)-listed securities. Knight Financial Products ("KFP") makes markets in options on individual equities, equity indices and fixed income instruments in the U.S. and in Europe. The Company also maintains an asset management business for institutional investors and high net worth individuals through its Deephaven Capital Management ("Deephaven") subsidiary. The Company also operates a professional execution services business through Knight Execution Partners ("KEP"). KS, KCM, KFP and KEP are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission"). Additionally, KS and KCM are members of the National Association of Securities Dealers, Inc. ("NASD").

   In the first quarter of 2001, the Company began its Knight Roundtable Europe venture with 19 broker-dealers and banks from Europe and the United States that own an approximate 15% minority interest in the venture. The venture owns and operates Knight Securities International, Ltd. ("KSIL"), which provides best execution solutions for European investors in European and U.S. equities. In the third quarter of 2000 the Company established a joint venture operation, called Knight Securities Japan ("KSJ"), with Nikko Securities Co., Ltd. to provide wholesale market-making services in Japanese equity securities.

2. Significant Accounting Policies

 Basis of consolidation and form of presentation

   The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the SEC.

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

 Market-making activities

   Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, listed options contacts and futures contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to other broker-dealers for directing their order executions to the Company. The Company records interest income net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Interest expense for the three months ended March 31, 2001 and 2000 was $7,777,226 and $5,162,123, respectively.

 Asset management fees

   The Company earns asset management fees for sponsoring and managing the investments of certain private investment funds. Such fees are recorded when earned and are calculated as a percentage of the fund's quarterly net assets, plus a percentage of a new high net asset value, as defined, for any six-month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the fund exceeds the greater of either the highest previous net asset value in the fund, or the net asset value at the time each investor made their purchase.

 Securities borrowed/loaned

   Securities borrowed and securities loaned, which are included in receivable from and payable to clearing brokers, are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash or similar collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. Interest income and interest expense are recorded on an accrual basis. The Company monitors the market value of securities borrowed and loaned on a daily basis. Substantially all of the Company's securities borrowed and securities loaned transactions are conducted with banks and other securities firms.

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

 Income taxes

   Income tax expense in the Consolidated Statements of Income represents actual income taxes incurred through March 31, 2001. Before the Company's merger with KFP ("the Merger"), which was completed on January 12, 2000, KFP was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements only include a provision for non U.S. income taxes. Subsequent to the Merger, KFP's income is subject to federal and state income taxes. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

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

 Minority interest

   Minority interest represents minority owners' share of net income and equity in two of the Company's consolidated subsidiaries, KSIL and KSJ.

 Accounting for derivatives

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is an amendment to SFAS No. 133 and is effective concurrently with SFAS No. 137. The Company adopted the provisions of SFAS No. 133, 137 and 138 as of January 1, 2001. The Company's derivative financial instruments are all held for trading purposes and historically have been carried at fair value. As such the adoption of these statements did not have a material impact on the Company's financial statements.

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

3. Securities Owned and Securities Sold, Not Yet Purchased

   Securities owned and securities sold, not yet purchased consist of the following:

                                                    March 31,     December 31,
                                                       2001           2000
                                                  -------------- --------------
Securities owned:
  Equities....................................... $  426,864,278 $  661,327,729
  Options........................................  1,078,764,887  1,126,483,498
  U.S. government obligations....................     12,325,111     12,155,452
                                                  -------------- --------------
                                                  $1,517,954,276 $1,799,966,679
                                                  ============== ==============
Securities sold, not yet purchased:
  Equities....................................... $  507,660,726 $  170,167,713
  Options........................................  1,237,775,527  1,257,046,610
                                                  -------------- --------------
                                                  $1,745,436,253 $1,427,214,323
                                                  ============== ==============

4. Receivable from/Payable to Brokers and Dealers

   Amounts receivable from and payable to brokers and dealers consist of the following:

                                                    March 31,     December 31,
                                                       2001           2000
                                                  -------------- --------------
Receivable:
  Clearing brokers............................... $  622,198,654 $   86,156,298
  Securities failed to deliver...................     21,369,812     19,815,796
  Securities borrowed............................     14,792,744      8,075,181
                                                  -------------- --------------
                                                  $  658,361,210 $  114,047,275
                                                  ============== ==============
Payable:
  Clearing brokers............................... $  123,973,583 $  175,552,245
  Securities failed to receive...................      9,770,033      8,574,981
  Securities loaned..............................        589,514        142,252
                                                  -------------- --------------
                                                  $  134,333,130 $  184,269,478
                                                  ============== ==============

   The Company has received and pledged collateral approximately equal to the amounts borrowed and loaned, respectively.

5. Investments

   The Company's wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of private investment funds that engage in various trading strategies involving equities, debt instruments and derivatives. The Company owns interests in these private investment funds. Such investments amounted to approximately $33.1 million at March 31, 2001. Certain officers of the Company also own interests in these private investment funds. Additionally, the Company has made strategic investments in the National Association of Securities Dealers, Inc., Nasdaq Europe (formerly known as Easdaq), Netfolio, Inc. and other public and private companies.

6. Significant Customers

   The Company considers significant customers to be customers who provide the Company with 10% or more of its order flow, as measured in share volume, during the period. For the three months ended March 31, 2001, the Company had no significant customers.

7. Comprehensive Income

   Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

                                                         Three months ended
                                                             March 31,
                                                       -----------------------
                                                          2001        2000
                                                       ----------  -----------
Net income/pro forma net income.......................$ 26,917,463  $ 135,731,822
Foreign currency translation adjustment, net of tax...  (3,373,129)       (63,374)
                                                        ----------    -----------
Total comprehensive income, net of tax................$ 23,544,334  $ 135,668,448
                                                        ==========    ===========

8. Earnings per Share

   Basic and diluted earnings per common share have been calculated by dividing net income by the sum of the weighted average shares of Class A Common Stock outstanding during each respective period.

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2001 and 2000:

                                   For the three months ended March 31,
                            --------------------------------------------------
                                      2001                     2000
                            ------------------------ -------------------------
                                                      Numerator/  Denominator/
                            Numerator/  Denominator/  pro forma    pro forma
                            net income     shares     net income     shares
                            ----------- ------------ ------------ ------------
Income and shares used in
 basic calculations........ $26,917,463 123,517,121  $135,731,822 122,146,982
Effect of dilutive stock
 options...................         --    2,662,785           --    4,834,980
                            ----------- -----------  ------------ -----------
Income and shares used in
 diluted calculations...... $26,917,463 126,179,906  $135,731,822 126,981,962
                            =========== ===========  ============ ===========
  Basic earnings per
   share...................             $      0.22               $      1.11
                                        ===========               ===========
  Diluted earnings per
   share...................             $      0.21               $      1.07
                                        ===========               ===========

9. Net Capital Requirements

   As registered broker-dealers, KS, KCM, KFP and KEP are subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. KS, KCM and KEP have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1.0 million ($100,000 for KEP) or 6 2/3% of aggregate indebtedness, as defined. KFP has elected to use the alternative method, permitted by the Rule, which requires that it maintains net capital equal to the greater of $250,000 or 2% of aggregate debit items, as defined.

   At March 31, 2001, KS had net capital of $277,218,655 which was $274,732,205 in excess of its required net capital of $2,486,450, KCM had net capital of $45,892,193 which was $44,861,771 in excess of its required net capital of $1,030,422, KFP had net capital of $35,097,162 which was $34,847,162 in excess of its required net capital of $250,000, and KEP had net capital of $7,566,636 which was $7,422,745 in excess of its required net capital of $143,891.

   Additionally, KSIL and KSJ are subject to regulatory requirements in the countries in which they operate, including the requirements of the Securities and Futures Authority Limited in the United Kingdom and the Financial Supervisory Agency in Japan. As of March 31, 2001, the Company was in compliance with these capital adequacy requirements.

10. Business Segments

   The Company has two reportable business segments: securities market-making and asset management. Securities market-making primarily represents market-making in equity securities listed on Nasdaq, on the OTCBB of the NASD, in the over-the-counter market for NYSE- and AMEX-listed securities and in options on individual equities, equity indices, fixed income instruments and certain commodities. The asset management segment consists of investment management and sponsorship for a series of private investment funds.

   The Company's net revenues, income before income taxes and minority interest and assets by segment are summarized below:

                                        Securities      Asset
                                      Market Making  Management      Total
                                      -------------- ----------- --------------
For the three months ended March 31,
 2001:
  Revenues........................... $  211,014,792 $14,632,332 $  225,647,124
  Income before income taxes and
   minority interest.................     34,267,125   8,885,531     43,152,656
  Total Assets.......................  2,770,211,058  49,044,483  2,819,255,541
For the three months ended March 31,
 2000:
  Revenues...........................    499,279,490  11,319,548    510,599,038
  Pro forma income before income
   taxes.............................    207,875,207   8,907,426    216,782,633
  Total Assets.......................  1,862,915,235  28,355,590  1,891,270,825

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document.

   We have experienced and expect to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, volatility in the securities markets, our ability to manage personnel and expenses, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow or clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions and general market conditions. If demand for our market-making services and asset management declines and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced, and may experience in the future, significant seasonality in our business.

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

 Overview

   We are the leading market maker in equity securities listed on Nasdaq, the OTCBB of the NASD, and the over-the-counter market for New York Stock Exchange
(NYSE) and American Stock Exchange (AMEX)--listed securities. Additionally, we make markets in equity securities in Europe and Japan. We are also a leading market maker in options on individual equities, equity indices and fixed income instruments in the U.S. and Europe. The firm also maintains an asset management business for institutional investors and high net worth individuals through our Deephaven subsidiary.

   KS's share volume totaled 21.4 billion and 37.9 billion, or 81% and 86% of our total equity market-making share volume, for the three months ended March 31, 2001 and 2000, respectively. KCM's share volume totaled 6.0 billion and 5.1 billion, or 19% and 14% of our total equity market-making share volume for the three months ended March 31, 2001 and 2000, respectively. KFP's U.S. option contract volume amounted to 8.5 million and 3.5 million contracts for the three months ended March 31, 2001 and 2000, respectively.

 Revenues

   Our revenues consist principally of net trading revenue from U.S. securities market-making activities. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in equity trade and share volumes and option contract volumes, our revenue capture per share and option contract, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional customers and by regulatory changes and evolving industry customs and practices. Our net trading revenue per trade for OTC securities has historically exceeded the net trading revenue per trade for listed securities.

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

   We earn interest income from our cash held at banks and cash held in trading accounts at clearing brokers, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by the changes in cash balances held at banks and clearing brokers and our level of securities positions.

 Expenses

   Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses vary in proportion to our trading revenue. Employee compensation and benefits expense, which is largely profitability based, fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees. Payments for order flow fluctuate based on equity share and options volume, the mix of market orders and limit orders and the mix of orders received from broker-dealers who accept payments for order flow. Execution and clearance fees fluctuate primarily based on changes in equity trade and share volume, option contract volume, the mix of trades of OTC securities compared to listed securities, clearance fees charged by clearing brokers and electronic communications networks, commonly referred to as ECNs. Our international expansion efforts have increased our operating expenses.

   Employee compensation and benefits expense primarily consists of salaries and wages paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Approximately 60% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market-making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the costs we allocate to employees engaged in market-making and sales activities.

   Payments for order flow represent customary payments to broker-dealers, in the normal course of business, for directing their order flow in equity securities and options to us. We only pay broker-dealers for orders that provide us with a profit opportunity. For example, we make payments on market orders, but do not pay on limit orders. Payments for order flow also change as we modify our payment formulas and as our percentage of customers whose policy is not to accept payments for order flow varies.

   Execution and clearance fees primarily represent clearance fees paid to clearing brokers for OTC and listed securities and options contracts, transaction fees paid to Nasdaq, payments made to third parties for exchange seat leases and execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX and for executing orders through ECNs. Due to our significant equity share and trade volume, we have been able to negotiate favorable rates and volume discounts from clearing brokers and providers of execution services. As a result of these lower rates and discounts and the increase in equity trade volume of OTC securities as a percentage of total trade volume, execution and clearance fees per trade have decreased.

   Communications and data processing expense primarily consists of costs for obtaining stock market data and telecommunications services.

   Depreciation and amortization expense results from the depreciation of fixed assets purchased by us and the amortization of goodwill, which includes contingent consideration resulting from the acquisitions of the listed securities market-making businesses of KCM and Tradetech Securities, L.P., ("Tradetech"). Depreciation and amortization expense also includes the amortization of goodwill related to our purchases of various options-related businesses.

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

 Income Tax

   Income tax expense in the Consolidated Statements of Income represents actual income taxes incurred through March 31, 2001 and 2000, respectively. Before the Merger, KFP was a limited liability company which was treated as a partnership for tax purposes and its U.S. federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements only include a provision for non-U.S. income taxes. Subsequent to the Merger on January 12, 2000, KFP's income is subject to federal income taxes and state income taxes. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

Results of Operations

Three Months Ended March 31, 2001 and 2000

 Revenues

   Net trading revenue from equity security market-making decreased 67.8% to $145.9 million for the three months ended March 31, 2001, from $453.7 million for the comparable period in 2000. This decrease was primarily due to lower equity share volume and decreased average revenue per equity share. Total equity share volume decreased 39.6% to 26.5 billion equity shares for the three months ended March 31, 2001, from 43.8 billion equity shares for the comparable period in 2000, while average revenue per equity share decreased to $.0055 per share from $.0104 during the same period in 2000. Net trading revenue from options market-making increased 25.8% to $41.6 million for the three months ended March 31, 2001, from $33.0 million for the comparable period in 2000. This increase is primarily due to higher U.S. option contract volume, offset by lower average revenue per option contract. Total U.S. option contract volume increased 139.6% to 8.5 million contracts for the three months ended March 31, 2001, from 3.5 million contracts for the comparable period in 2000, while average revenue per U.S. option contract decreased to $4.92 per contract for the three months ended March 31, 2001, from $9.37 per contract during the same period in 2000.

   Commissions and fees increased 106.5% to $14.5 million for the three months ended March 31, 2001, from $7.0 million for the comparable period in 2000. This increase is primarily due to payments received by our professional execution services business, KEP, for directing order executions, as well as higher equity share volumes from institutional customers in listed securities and higher fees for providing certain information to market data providers.

   Asset management fees increased 30.1% to $12.7 million for the three months ended March 31, 2001, from $9.8 million for the comparable period in 2000. The increase in fees was primarily due to an increase in the amount of funds under management in the Deephaven Market Neutral Master Fund, which contained the majority of our funds under management, from $374 million at March 31, 2000 to $899 million at March 31, 2001. The increase was partially offset by the decrease in fund return from 9.05% for the first quarter of 2000 to 5.11% for the first quarter of 2001.

   Interest income, net of interest expense, increased 51.4% to $5.3 million for the three months ended March 31, 2001, from $3.5 million for the comparable period in 2000. This increase was primarily due to larger cash balances held at our clearing brokers.

   Investment income and other income increased 60.9% to $5.7 million for the three months ended March 31, 2001, from $3.5 million for the comparable period in 2000. This increase was primarily due to an increase in income from our investments, primarily our investments in the private hedge funds that we sponsor and manage.

 Expenses

   Employee compensation and benefits expense decreased 54.6% to $79.7 million for the three months ended March 31, 2001, from $175.5 million for the comparable pro forma period in 2000. As a percentage of total revenue, employee compensation and benefits expense increased to 35.3% for the three months ended March 31, 2001, from 34.4% for the comparable pro forma period in 2000. The decrease on a dollar basis was primarily due to decreased gross trading profits and lower margins, offset, in part, by a growth in the number of employees. The increase on a percentage basis was primarily due to a growth in our number of employees and the decrease in average net revenue per equity share. Due to decreased net trading revenue and profitability, profitability based compensation decreased 68.9% to $48.3 million for the three months ended March 31, 2001, from $155.6 million for the comparable pro forma period in 2000, and represented 60.6% and 88.7% of total employee compensation and benefits expense for the three months ended March 31, 2001 and 2000, respectively. Our number of employees increased to 1,389 employees as of March 31, 2001, from 925 employees as of March 31, 2000.

   Payments for order flow decreased 49.9% to $29.7 million for the three months ended March 31, 2001, from $59.3 million for the comparable period in 2000. As a percentage of total revenue, payments for order flow increased to 13.2% for the three months ended March 31, 2001 from 11.6% for the comparable period in 2000. The decrease in payments for order flow on a dollar basis was primarily due to a 39.6% decrease in equity shares traded for the three months ended March 31, 2001 to 26.5 billion shares, down from 43.8 billion for the comparable period in 2000. The increase in payments for order flow as a percentage of total revenue was primarily due to a decrease in our average revenue per equity share and the introduction of payment for order flow in the options marketplace in the third quarter of 2000.

   Execution and clearance fees decreased 0.6% to $30.0 million for the three months ended March 31, 2001, from $30.2 million for the comparable period in 2000. As a percentage of revenue, execution and clearance fees increased to 13.3% for the three months ended March 31, 2001 from 5.9% for the comparable period in 2000. Despite the 31.5% decrease in equity trades executed to 30.2 million equity trades for the three months ended March 31, 2001 from 44.1 million equity trades for the comparable period in 2000, execution and clearance fees remained relatively constant due to an offsetting 139.6% increase in U.S. options contracts executed from 3.5 million U.S. options contracts executed for the three months ended March 31, 2000 to 8.5 million for the three months ended March 31, 2001. The increase in our execution and clearance fees as a percentage of net trading revenue was primarily due to a decrease in average revenue per equity trade and an increase in options volume.

   Communications and data processing expense increased 80.1% to $12.8 million for the three months ended March 31, 2001, from $7.1 million for the comparable period in 2000. This increase was generally attributable to an increase in our number of employees and our international expansion in Europe and Japan.

   Depreciation and amortization expense increased 142.5% to $10.2 million for the three months ended March 31, 2001, from $4.2 million for the comparable period in 2000. This increase was primarily due to the purchase of approximately $72.9 million of additional fixed assets and leasehold improvements between March 31, 2000 and March 31, 2001 and the amortization of goodwill related to our acquisitions of the listed securities market-making businesses of KCM and Tradetech and various options specialist businesses.

   Professional fees increased 24.8% to $5.7 million for the three months ended March 31, 2001, up from $4.5 million for the comparable period in 2000. This increase was primarily due to increased consulting expenses related to our investments in technology, our European and Japanese expansion efforts as well as legal and other professional fees.

   Occupancy and equipment rentals expense increased 62.0% to $5.0 million for the three months ended March 31, 2001, from $3.1 million for the comparable period in 2000. This increase was primarily attributable to additional office space and increased computer equipment lease expense. We occupied 277,812 square feet of office space at March 31, 2001, up from 161,909 square feet of office space at March 31, 2000.

   Business development expense decreased to $3.4 million for the three months ended March 31, 2001, from $5.2 million for the comparable period in 2000. This decrease was primarily the result of decreased advertising costs in the first quarter of 2001 from the first quarter of 2000.

   Other expenses increased 29.0% to $5.9 million for the three months ended March 31, 2001, from $4.6 million for the comparable period in 2000. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business growth.

   Our effective and pro forma effective tax rates for the three months ended March 31, 2001 and 2000 differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses. Our effective tax rate increased to 42% for the three months ended March 31, 2001 from 37% for the three months ended March 31, 2000 primarily due to non-deductible foreign losses and state and local income taxes.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is an amendment to SFAS No. 133 and is effective concurrently with SFAS No. 137. We adopted the provisions of SFAS No. 133, 137 and 138 as of January 1, 2001. The adoption of these statements did not have a material impact on our financial statements.

   In September 2000, the FASB issued SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement resets accounting standards for differentiating between securitizations and other transfers of financial assets that are sales from transfers that are secured borrowings. We adopted certain provisions of SFAS No. 140 as of December 31, 2000 which did not have a material impact on our financial statements. We anticipate adopting the remaining provisions of SFAS No. 140 effective Aptil 1, 2001 and do not believe that the adoption of these remaining provisions will have a material impact on our financial statements.

Liquidity and Capital Resources

   Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of March 31, 2001, we had $2.8 billion in assets, 90.5% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges.

   Net income and pro forma net income plus depreciation and amortization was $37.1 million and $139.9 million during the three months ended March 31, 2001 and 2000, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $10.2 million and $4.2 million during the three months ended March 31, 2001 and 2000, respectively. Capital expenditures were $16.0 million and $14.1 million for the three months ended March 31, 2001 and 2000, respectively, primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost. Additionally, we made cash payments of $3.8 million for the three months ended March 31, 2000 in connection with our acquisitions of the listed securities market-making businesses of KCM in 1995 and Tradetech in 1997. These arrangements ended during 2000. We anticipate that we will meet our 2001 capital expenditure needs out of operating cash flows.

   As registered broker-dealers and market makers, KS, KCM, KFP and KEP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to their parents, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At March 31, 2001, KS had net capital of $277.2 million, which was $274.7 million in excess of its required net capital of $2.5 million, KCM had net capital of $45.9 million which was $44.9 million in excess of its required net capital of $1.0 million, KFP had net capital of $35.1 million, which was $34.8 million in excess of its required net capital of $250,000 and KEP had net capital of $7.6 million, which was $7.4 million in excess of its required net capital of $143,891. Additionally, KSIL and KSJ are subject to capital adequacy requirements of the Securities and Futures Authority Limited in the United Kingdom and the Financial Supervisory Agency in Japan, respectively. As of March 31, 2001, we were in compliance with the capital adequacy requirements of all of our foreign subsidiaries.

   We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Other

   In March 2001, we finalized our first closing for a pan-European market-making venture with 19 broker-dealers and banks from Europe and the United States. Our partners in the initial closing of Knight Roundtable Europe Limited, which consist of a diverse group of leading pan-European and U.S. securities firms, banks and broker-dealers, have contributed a total of $27.6 million. This amount has been matched by us and we have also contributed to the venture our UK broker-dealer, KSIL. Following this closing, our ownership in Knight Roundtable Europe Limited stands at approximately 85%. Additional closings may occur, and, upon completion, our partners could collectively own up to 30% of the venture. We believe Knight Roundtable Europe Limited will further establish our international presence by leveraging technology and the Company's trading methodologies to provide best execution solutions for European investors in pan-European and U.S. equities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

   We employ automated proprietary trading and risk management systems which provide real time, on-line risk management and inventory control. We monitor our risks by a constant review of trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals, appropriate risk measures and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

   In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at March 31, 2001 was $115.2 million in long positions and $85.6 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $2.9 million loss as of March 31, 2001 due to the offset of losses in long positions with gains in short positions.

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

   Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, risk reports are distributed to senior management and the firm's risk managers who incorporate this information in our daily market-making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At March 31, 2001, 10% movements in volatility and stock prices on our entire equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market-making portfolio:

                                                Change in Stock Prices
                                        ----------------------------------------
                                            -10%          None          +10%
                                        ------------  ------------  ------------
Change in Volatility
  +10%.................................      ($6,000)    ($789,000) $3.7 million
  None.................................     (645,000)          --    4.4 million
  -10%................................. (1.5 million) (1.1 million)  5.5 million

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

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K
   None.

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

Date: May 14, 2001