Form 10-Q
period 2001-06-30
KNIGHT TRADING GROUP INC
filed 2001-08-14
CIK 1060749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

   At August 13, 2001 the number of shares outstanding of the registrant's Class A common stock was 124,029,187 and there were no shares outstanding of the registrant's Class B common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KNIGHT TRADING GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT
                      For the Quarter Ended JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I FINANCIAL INFORMATION:
 Item 1. Financial Statements...........................................     3
         Consolidated Statements of Income..............................     3
         Consolidated Statements of Financial Condition.................     4
         Consolidated Statements of Cash Flows..........................     5
         Notes to Consolidated Financial Statements.....................     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    12
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    20
 PART II OTHER INFORMATION:
 Item 1. Legal Proceedings..............................................    21
 Item 2. Changes in Securities and Use of Proceeds......................    21
 Item 3. Defaults Upon Senior Securities................................    21
 Item 4. Submission of Matters to a Vote of Security Holders............    21
 Item 5. Other Information..............................................    22
 Item 6. Exhibits and Reports on Form 8-K...............................    22
 Signatures..............................................................   23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           KNIGHT TRADING GROUP, INC.

                       Consolidated Statements of Income
                                  (Unaudited)

                                For the three              For the six
                            months ended June 30,     months ended June 30,
                          ------------------------- -------------------------
                              2001         2000         2001         2000
                          ------------ ------------ ------------ ------------
Revenues
  Net trading revenue.... $135,030,160 $282,515,465 $322,484,606 $769,293,569
  Commissions and fees...   12,419,249    5,997,936   26,931,449   13,025,564
  Asset management fees..    8,595,133   11,241,256   21,315,169   21,014,845
  Interest and dividends,
   net of interest
   expense...............    8,708,576    4,111,692   14,017,890    7,619,109
  Investment income and
   other.................    1,053,446    3,261,602    6,704,576    6,773,901
                          ------------ ------------ ------------ ------------
    Total revenues.......  165,806,564  307,127,951  391,453,690  817,726,988
                          ------------ ------------ ------------ ------------
Expenses
  Employee compensation
   and benefits..........   57,104,741  102,286,239  136,808,600  277,485,029
  Execution and clearance
   fees..................   30,095,990   28,917,311   60,145,045   59,139,599
  Payments for order
   flow..................   20,200,309   38,319,274   49,918,735   97,636,834
  Communications and data
   processing............   13,396,452    7,104,826   26,227,840   14,230,819
  Depreciation and
   amortization..........   10,368,150    5,501,436   20,590,730    9,716,399
  Professional fees......    3,520,265    6,106,709    9,174,276   10,638,771
  Occupancy and equipment
   rentals...............    4,586,170    4,314,147    9,597,028    7,407,333
  Business development...    4,104,472    2,884,409    7,474,230    8,123,102
  Other..................    4,269,219    2,302,611   10,203,757    6,908,372
  Loss on writedown of
   assets and investments
   and severance costs...   13,096,513          --    13,096,513          --
                          ------------ ------------ ------------ ------------
    Total expenses.......  160,742,281  197,736,962  343,236,754  491,286,258
                          ------------ ------------ ------------ ------------
Income before income
 taxes and minority
 interest................    5,064,283  109,390,989   48,216,936  326,440,730
Income tax expense.......    3,556,491   41,906,095   21,538,620  122,360,456
                          ------------ ------------ ------------ ------------
Income before minority
 interest................    1,507,792   67,484,894   26,678,316  204,080,274
Minority interest in
 consolidated
 subsidiaries............    2,295,222          --     4,042,160          --
                          ------------ ------------ ------------ ------------
Net income............... $  3,803,014 $ 67,484,894 $ 30,720,476 $204,080,274
                          ============ ============ ============ ============
Basic earnings per
 share................... $       0.03 $       0.55 $       0.25 $       1.67
                          ============ ============ ============ ============
Diluted earnings per
 share................... $       0.03 $       0.53 $       0.24 $       1.61
                          ============ ============ ============ ============
Pro forma adjustments
  Income before income
   taxes.................                                        $326,440,730
  Adjustment for pro
   forma employee
   compensation and
   benefits..............                                            (267,109)
                                                                 ------------
  Pro forma income before
   income taxes..........                                         326,173,621
  Pro forma income tax
   expense...............                                         123,003,743
                                                                 ------------
  Pro forma net income...                                        $203,169,878
  Pro forma basic
   earnings per share....                                        $       1.66
                                                                 ============
  Pro forma diluted
   earnings per share....                                        $       1.60
                                                                 ============
Shares used in basic
 earnings per share
 calculations (see Note
 8)......................  123,683,862  122,234,246  123,603,466  122,192,533
                          ============ ============ ============ ============
Shares used in diluted
 earnings per share
 calculations (see Note
 8)......................  125,884,824  126,795,238  126,046,085  127,007,447
                          ============ ============ ============ ============

  The accompanying notes are an integral part of these consolidated financial statements

                           KNIGHT TRADING GROUP, INC.

                 Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                   June 30,      December 31,
                                                     2001            2000
                                                --------------  --------------
Assets
  Cash and cash equivalents.................... $  347,384,808  $  364,057,534
  Securities owned, held at clearing broker, at
  market value.................................  1,643,644,013   1,799,966,679
  Receivable from brokers and dealers..........    810,134,190     114,047,275
  Fixed assets and leasehold improvements at
   cost, less accumulated depreciation and
   amortization................................     90,261,326      79,014,393
  Goodwill, less accumulated amortization......     41,820,295      45,239,177
  Investments..................................     74,452,276      64,917,975
  Income taxes receivable......................      6,472,465             --
  Other assets.................................     58,795,028      54,166,139
                                                --------------  --------------
    Total assets............................... $3,072,964,401  $2,521,409,172
                                                ==============  ==============
Liabilities and Stockholders' Equity
Liabilities
  Securities sold, not yet purchased, at market
  value........................................ $1,867,452,000  $1,427,214,323
  Payable to brokers and dealers...............    278,976,772     184,269,478
  Accrued compensation expense.................     46,474,033      62,444,645
  Accrued execution and clearance fees.........      5,965,621       6,092,754
  Accrued payments for order flow..............      4,374,269      11,635,069
  Accounts payable, accrued expenses and other
  liabilities..................................     18,831,743      30,576,814
  Income taxes payable.........................            --        4,813,771
                                                --------------  --------------
    Total liabilities..........................  2,222,074,438   1,727,046,854
                                                --------------  --------------
Minority interest in consolidated
subsidiaries...................................     27,047,171      20,175,872
                                                --------------  --------------
Stockholders' equity
  Class A Common Stock.........................      1,237,740       1,232,908
  Additional paid-in capital...................    332,386,841     309,611,248
  Retained earnings............................    496,657,258     465,947,294
  Unamortized stock-based compensation.........       (831,090)            --
  Accumulated other comprehensive income
   (loss)--foreign currency translation
   adjustments, net of tax.....................     (5,607,957)     (2,605,004)
                                                --------------  --------------
    Total stockholders' equity.................    823,842,792     774,186,446
                                                --------------  --------------
    Total liabilities and stockholders'
    equity..................................... $3,072,964,401  $2,521,409,172
                                                ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                            For the six months ended June 30,
                                            ----------------------------------
                                                  2001              2000
                                            ----------------  ----------------
Cash flows from operating activities
Net income................................  $     30,720,476  $    204,080,274
Adjustments to reconcile net income to net
 cash (used in) provided by operating ac-
 tivities
  Income tax credit from stock options ex-
   ercised................................         1,976,947         1,957,177
  Depreciation and amortization...........        20,622,688         9,716,399
  Minority interest in earnings of consol-
   idated subsidiaries....................        (4,042,160)              --
  Writedown of assets and investments.....        11,571,513               --
(Increase) decrease in operating assets
  Securities owned........................       156,322,666      (517,978,312)
  Receivable from clearing brokers........      (696,086,915)     (102,349,002)
  Income taxes receivable.................        (6,472,465)              --
  Other assets............................        (6,200,402)      (16,292,648)
Increase (decrease) in operating liabili-
 ties
  Securities sold, not yet purchased......       440,237,677       633,557,908
  Securities sold under agreements to re-
   purchase...............................               --        (10,409,736)
  Payable to clearing broker..............        94,707,294       (31,705,430)
  Accrued compensation expense............       (15,970,612)        7,514,737
  Accounts payable, accrued expenses and
   other liabilities......................       (14,758,536)      (35,236,575)
  Accrued execution and clearance fees....          (127,133)          816,192
  Accrued payments for order flow.........        (7,260,800)       (3,956,915)
  Income taxes payable....................        (4,813,771)        3,520,970
                                            ----------------  ----------------
    Net cash provided by operating activi-
     ties.................................           426,467       143,235,039
                                            ----------------  ----------------
Cash flows from investing activities
Purchases of fixed assets and leasehold
 improvements.............................       (27,668,782)      (30,320,845)
Investments and acquisitions..............       (20,284,300)      (29,786,872)
Payment of contingent consideration.......               --         (4,631,141)
                                            ----------------  ----------------
    Net cash used in investing activi-
     ties.................................       (47,953,082)      (64,738,858)
                                            ----------------  ----------------
Cash flows from financing activities
Stock options exercised...................         2,852,773         1,153,687
Minority interest in consolidated subsidi-
 aries....................................        28,001,116               --
                                            ----------------  ----------------
    Net cash provided by financing activi-
     ties.................................        30,853,889         1,153,687
                                            ----------------  ----------------
(Decrease)/Increase in cash and cash
 equivalents..............................       (16,672,726)       79,649,868
Cash and cash equivalents at beginning of
 period...................................       364,057,534       304,053,554
                                            ----------------  ----------------
Cash and cash equivalents at end of peri-
 od.......................................  $    347,384,808  $    383,703,422
                                            ================  ================
Supplemental disclosure of cash flow in-
 formation:
  Cash paid for interest..................  $     12,143,676  $     14,679,188
                                            ================  ================
  Cash paid for income taxes..............  $     32,824,856  $    119,828,612
                                            ================  ================

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                                  (Unaudited)

1. Organization and Description of the Business

   Knight Trading Group, Inc. (the "Company") and its subsidiaries operate in securities market-making and asset management business lines. Knight Securities ("KS") operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq Stock Market and on the OTC Bulletin Board ("OTCBB"). Knight Capital Markets ("KCM," formerly known as Trimark Securities) operates as a market maker in the over-the-counter market for New York Stock Exchange (NYSE)-and American Stock Exchange (AMEX)-listed securities. Knight Financial Products ("KFP") makes markets in options on individual equities, equity indices and fixed income instruments in the U.S. and in Europe. The Company also maintains an asset management business for institutional investors and high net worth individuals through its Deephaven Capital Management ("Deephaven") subsidiary. The Company also operates a professional execution services business through Knight Execution Partners ("KEP"). KS, KCM, KFP and KEP are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission"). Additionally, KS and KCM are members of the National Association of Securities Dealers, Inc. ("NASD").

   In the first quarter of 2001, the Company began its Knight Roundtable Europe venture. Currently, 21 broker-dealers and banks from Europe and the United States own an approximate 15% minority interest in the venture. The venture owns and operates Knight Securities International, Ltd. ("KSIL"), which provides best execution solutions for European investors in European and U.S. equities. In the third quarter of 2000 the Company established a joint venture operation of which it owns 60%, called Knight Securities Japan ("KSJ"), with Nikko Securities Co., Ltd. to provide wholesale market-making services in Japanese equity securities.

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

 Investments

   Investments on the Consolidated Statements of Financial Condition are comprised of ownership interests of less than 20% in publicly and non-publicly traded companies which are accounted for under the equity method or the cost basis of accounting. Investments also include the Company's investments in private investment funds for which the Company is the investment manager and sponsor.

 Market-making activities

   Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, listed options contracts and futures contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to other broker-dealers for directing their equity order executions to the Company. The Company records interest income net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Interest expense for the three months ended June 30, 2001 and 2000 was $4,106,691 and $7,991,811, respectively. Interest expense for the six months ended June 30, 2001 and 2000 was $11,883,917 and $14,863,967, respectively.

 Asset management fees

   The Company earns asset management fees for sponsoring and managing the investments of certain private investment funds. Such fees are recorded monthly as earned and are calculated as a percentage of the fund's quarterly net assets, plus a percentage of a new high net asset value, as defined, for any six-month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the fund exceeds the greater of either the highest previous net asset value in the fund, or the net asset value at the time each investor made their purchase.

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

 Foreign currencies

   The functional currencies of the Company's consolidated foreign subsidiaries are the U.S. dollar, the British Pound and the Japanese Yen. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. The foreign exchange gains and losses resulting from these translations are included as a separate component of stockholders' equity in the Consolidated Statements of Financial Condition.

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

 Income taxes

   Income tax expense in the Consolidated Statements of Income represents actual income taxes incurred through June 30, 2001. Before the Company's merger with KFP ("the Merger"), which was completed on January 12, 2000, KFP was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements only include a provision for non U.S. income taxes. Subsequent to the Merger, KFP's income is subject to federal and state income taxes. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

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

 Minority interest

   Minority interest represents minority owners' share of net income or losses and equity in two of the Company's consolidated subsidiaries, KSIL and KSJ.

 Accounting for derivatives

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is an amendment to SFAS No. 133 and is effective concurrently with SFAS No. 137. The Company adopted the provisions of SFAS No. 133, 137 and 138 as of January 1, 2001. The Company's derivative financial instruments are all held for trading purposes and historically have been carried at fair value. As such the adoption of these statements did not have a material impact on the Company's financial statements.

 Restricted Stock

   The Company records the fair market value of shares associated with restricted stock awards as unamortized stock-based compensation in stockholders' equity and amortizes the balance to compensation expense over the vesting period.

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

3. Securities Owned and Securities Sold, Not Yet Purchased

   Securities owned and securities sold, not yet purchased consist of the following:

                                                     June 30,     December 31,
                                                       2001           2000
                                                  -------------- --------------
Securities owned:
  Equities....................................... $  727,852,762 $  661,327,729
  Options........................................    850,138,946  1,126,483,498
  Convertible bonds..............................     52,466,488            --
  U.S. government obligations....................     13,185,817     12,155,452
                                                  -------------- --------------
                                                  $1,643,644,013 $1,799,966,679
                                                  ============== ==============
Securities sold, not yet purchased:
  Equities....................................... $  850,791,116 $  170,167,713
  Convertible bonds..............................      2,017,258            --
  Options........................................  1,014,643,626  1,257,046,610
                                                  -------------- --------------
                                                  $1,867,452,000 $1,427,214,323
                                                  ============== ==============

4. Receivable from/Payable to Brokers and Dealers

   Amounts receivable from and payable to brokers and dealers consist of the following:

                                                        June 30,   December 31,
                                                          2001         2000
                                                      ------------ ------------
Receivable:
  Clearing brokers................................... $748,603,379 $ 86,156,298
  Securities failed to deliver.......................   23,396,105   19,815,796
  Securities borrowed................................   38,134,706    8,075,181
                                                      ------------ ------------
                                                      $810,134,190 $114,047,275
                                                      ============ ============
Payable:
  Clearing brokers................................... $266,911,808 $175,552,245
  Securities failed to receive.......................    8,391,565    8,574,981
  Securities loaned..................................    3,673,399      142,252
                                                      ------------ ------------
                                                      $278,976,772 $184,269,478
                                                      ============ ============

5. Investments

   The Company's wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of private investment funds that engage in various trading strategies involving equities, debt instruments and derivatives. The Company owns interests in these private investment funds. Such investments amounted to approximately $34.1 million at June 30, 2001. Certain officers of the Company also own interests in these private investment funds. Additionally, the Company has made strategic investments in the National Association of Securities Dealers, Inc., Nasdaq Europe (formerly known as Easdaq) and other public and non-public companies. In June 2001, the Company took a $10 million charge related to an investment in a non-public e-commerce company and wrote down the value of certain exchange seats by $1.6 million.

6. Significant Customers

   The Company considers significant customers to be customers who provide the Company with 10% or more of its equity order flow, as measured in equity share volume, during the period. One customer provided 10.4% of the Company's equity order flow during the second quarter of 2001. Order flow payments to this firm amounted to $1.6 million during the same period.

7. Comprehensive Income

   Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

                               Three months ended     Six months ended June
                                    June 30,                   30,
                             ----------------------  -------------------------
                                2001       2000         2001          2000
                             ---------- -----------  -----------  ------------
Net income/pro forma net
 income....................  $3,803,014 $67,484,894  $30,720,476  $203,169,878
Foreign currency
 translation adjustment,
 net of tax................     370,178    (567,480)  (3,002,953)     (630,854)
                             ---------- -----------  -----------  ------------
Total comprehensive income,
 net of tax................  $4,173,192 $66,917,414  $27,717,523  $202,539,024
                             ========== ===========  ===========  ============

8. Earnings per Share

   Basic earnings per common share ("EPS") has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and restricted stock were exercised or converted into common stock.

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2001 and 2000:

                                     For the three months ended June 30,
                               ------------------------------------------------
                                        2001                     2000
                               ----------------------- ------------------------
                                                       Numerator /  Denominator
                               Numerator / Denominator  pro forma   / pro forma
                               net income   / shares    net income    shares
                               ----------- ----------- ------------ -----------
Income and shares used in ba-
 sic calculations............  $ 3,803,014 123,683,862 $ 67,484,894 122,234,246
Effect of dilutive stock
 awards......................          --    2,200,962          --    4,560,992
                               ----------- ----------- ------------ -----------
Income and shares used in di-
 luted calculations..........  $ 3,803,014 125,884,824 $ 67,484,894 126,795,238
                               =========== =========== ============ ===========
  Pro forma basic earnings
   per share.................              $      0.03              $      0.55
                                           ===========              ===========
  Pro forma diluted earnings
   per share.................              $      0.03              $      0.53
                                           ===========              ===========

                                      For the six months ended June 30,
                               ------------------------------------------------
                                        2001                     2000
                               ----------------------- ------------------------
                                                       Numerator /  Denominator
                               Numerator / Denominator  pro forma   / pro forma
                               net income   / shares    net income    shares
                               ----------- ----------- ------------ -----------
Income and shares used in ba-
 sic calculations............  $30,720,476 123,603,466 $203,169,878 122,192,533
Effect of dilutive stock
 awards......................          --    2,442,619          --    4,814,914
                               ----------- ----------- ------------ -----------
Income and shares used in di-
 luted calculations..........  $30,720,476 126,046,085 $203,169,878 127,007,447
                               =========== =========== ============ ===========
  Pro forma basic earnings
   per share.................              $      0.25              $      1.66
                                           ===========              ===========
  Pro forma diluted earnings
   per share.................              $      0.24              $      1.60
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

   At June 30, 2001, KS had net capital of $274,900,343 which was $272,869,288 in excess of its required net capital of $2,031,055, KCM had net capital of $46,945,698 which was $45,945,698 in excess of its required net capital of $1,000,000, KFP had net capital of $43,552,727 which was $43,302,727 in excess of its required net capital of $250,000 and KEP had net capital of $7,873,192 which was $7,773,192 in excess of its required net capital of $100,000.

   Additionally, KSIL and KSJ are subject to regulatory requirements in the countries in which they operate, including the requirements of the Securities and Futures Authority Limited in the United Kingdom and the Financial Supervisory Agency in Japan. As of June 30, 2001, the Company was in compliance with these capital adequacy requirements.

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

   The Company's net revenues, income before income taxes and minority interest and assets by segment are summarized below:

                                       Securities       Asset
                                     Market Making*  Management      Total
                                     --------------  ----------- --------------
For the three months ended June 30,
 2001:
  Revenues.......................... $  156,222,356  $ 9,584,208 $  165,806,564
  Income before income taxes and
   minority interest................       (858,747)   5,923,030      5,064,283
  Total Assets......................  3,016,837,561   56,126,840  3,072,964,401
For the three months ended June 30,
 2000:
  Revenues..........................    294,269,256   12,858,695    307,127,951
  Income before income taxes........     99,487,714    9,903,275    109,390,989
  Total Assets......................  2,274,982,407   36,595,687  2,311,578,094
For the six months ended June 30,
 2001:
  Revenues..........................    367,237,150   24,216,540    391,453,690
  Income before income taxes and
   minority interest................     33,408,375   14,808,561     48,216,936
  Total Assets......................  3,016,837,561   56,126,840  3,072,964,401
For the six months ended June 30,
 2000:
  Revenues..........................    793,548,745   24,178,243    817,726,988
  Pro forma income before income
   taxes............................    307,362,920   18,810,701    326,173,621
  Total Assets......................  2,274,982,407   36,595,687  2,311,578,094

--------
* Includes $13.1 million in pre-tax non-operating charges, which consist of a $10 million non-recurring charge relating to an impaired investment in a non-public e-commerce company, $1.6 million related to a write-down of certain exchange seats and $1.5 million related to severance costs incurred during the second quarter.

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

   We have experienced and expect to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, volatility in the securities markets, our ability to manage personnel and expenses, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow or clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions and general economic conditions. If demand for our market-making services and asset management services declines and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced, and may experience in the future, significant seasonality in our business.

   Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to return to the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to sustain our profitability on a quarterly basis.

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

   KS's equity share volume totaled 28.7 billion and 16.7 billion, or 84% and 78% of our total equity share volume, for the three months ended June 30, 2001, and 2000, respectively. KCM's share volume totaled 5.4 billion and 4.8 billion, or 16% and 22% of our total equity share volume for the three months ended June 30, 2001 and 2000, respectively. KFP's U.S. option contract volume totaled 10.5 million and 4.5 million for the three months ended June 30, 2001 and 2000, respectively. Deephaven's total assets under management totaled $1.0 billion and $477.1 million at June 30, 2001 and 2000, respectively.

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

 Expenses

   Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses vary in proportion to our trading revenue and volume. Employee compensation and benefits expense, which is largely profitability based, fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees. Payments for order flow fluctuate based on equity share and options volume, the mix of market orders and limit orders and the mix of orders received from broker-dealers who accept payments for order flow. Execution and clearance fees fluctuate primarily based on changes in equity trade and share volume, option contract volume, the mix of trades of OTC securities compared to listed securities, clearance fees charged by clearing brokers and electronic communications networks, commonly referred to as ECNs. Our international expansion efforts have increased our operating expenses.

   Employee compensation and benefits expense primarily consists of salaries and wages paid to administrative and customer service personnel and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Approximately 67% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market-making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the overhead costs we allocate to employees engaged in market-making and sales activities.

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

   Business development expense primarily consists of travel and entertainment expenses and promotion and advertising costs.

   Other expenses primarily consist of administrative expenses and other operating costs.

 Income Tax

   Income tax expense in the Consolidated Statements of Income represents actual income taxes incurred through June 30, 2001 and 2000, respectively. Prior to merging with KTG on January 12, 2000 (the "Merger"), KFP was a limited liability company which was treated as a partnership for tax purposes and its U.S. federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements only include a provision for non-U.S. income taxes. Subsequent to the Merger, KFP's income is subject to federal income taxes and state income taxes. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

Results of Operations

Three Months Ended June 30, 2001 and 2000

 Revenues

   Net trading revenue from equity security market-making decreased 55.9% to $108.1 million for the three months ended June 30, 2001, from $244.9 million for the comparable period in 2000. This decrease was primarily due to decreased average revenue capture per equity share, which was impacted by a reduction in spreads due to decimalization and the introduction of a one-penny Minimum Price Variant. Average revenue per equity share decreased to $.0031 for the three months ended June 30, 2001, from $.0114 for the comparable period in 2000. The decrease in net trading revenues was offset, slightly, by a 58.3% increase in total equity share volume to 34.1 billion equity shares traded for the three months ended June 30, 2001, from 21.5 billion equity shares traded for the comparable period in 2000. The increase in equity share volume is largely due to higher share volume in very low-priced Bulletin Board and Pink Sheet stocks. Net trading revenue from options market-making decreased 28.3% to $27.0 million for the three months ended June 30, 2001 from $37.6 million for the comparable period in 2000. This decrease was primarily due to decreased average revenue capture per option contract. Average revenue per U.S. option contract decreased to $2.40 per contract for the three months ended June 30, 2001 from $7.38 per contract for the comparable period in 2000. The decrease was offset, in part, by a 134.4% increase in U.S. option contract volume to 10.5 million contracts for the three months ended June 30, 2001 from 4.5 million contracts for the comparable period in 2000.

   Commissions and fees increased 107.1% to $12.4 million for the three months ended June 30, 2001, from $6.0 million for the comparable period in 2000. This increase is primarily due to payments received by our professional execution services business, KEP, for directing order executions, as well as higher equity share volumes from institutional customers in listed securities.

   Asset management fees decreased 23.5% to $8.6 million for the three months ended June 30, 2001, from $11.2 million for the comparable period in 2000. The decrease in fees was primarily due to a decrease in fund return from 8.91% for the second quarter of 2000 to 2.92% for the second quarter of 2001. The decrease was offset, in part, by an increase in the amount of funds under management in the Deephaven Market Neutral Master Fund, which contained the majority of our funds under management, from $477.1 million at June 30, 2000 to $1.0 billion at June 30, 2001.

   Interest income, net of interest expense increased 111.8% to $8.7 million for the three months ended June 30, 2001, from $4.1 million for the comparable period in 2000. This increase was primarily due to larger cash balances held at banks and our clearing brokers.

   Investment income and other income decreased 67.7% to $1.1 million for the three months ended June 30, 2001, from $3.3 million for the comparable period in 2000. This decrease was primarily due to a decrease in income from our investments, primarily our investments in the private hedge funds that we sponsor and manage.

 Expenses

   Employee compensation and benefits expense decreased 44.2% to $57.1 million for the three months ended June 30, 2001, from $102.3 million for the comparable period in 2000. As a percentage of total revenues, employee compensation and benefits expense increased to 34.4% for the three months ended June 30, 2001, from 33.3% for the comparable period in 2000. The decrease on a dollar basis was primarily due to decreased gross trading profits and lower margins, offset, in part, by our growth in the number of employees. The increase on a percentage basis is primarily due to the decrease in average net revenue per equity share and our increase in the number of employees. Due to decreased net trading revenue and profitability, profitability based compensation decreased 70.6% to $24.2 million for the three months ended June 30, 2001, from $82.5 million for the comparable period in 2000, and represented 42.5% and 80.6% of total employee compensation and benefits expense for the three months ended June 30, 2001 and 2000, respectively. Our number of employees increased to 1,397 employees as of June 30, 2001, from 1,074 employees as of June 30, 2000.

   Payments for order flow decreased 47.3% to $20.2 million for the three months ended June 30, 2001, from $38.3 million for the comparable period in 2000. As a percentage of total revenues, payments for order flow decreased to 12.2% for the three months ended June 30, 2001 from 12.5% for the comparable period in 2000. The decrease in payments for order flow on a dollar basis and as a percentage of total revenues was primarily due to changes in our payment for order flow policy initiated in the second quarter of 2001 resulting from decimalization, partially offset by the 58.3% increase in equity shares traded and the introduction of payment for order flow in the options marketplace in the third quarter of 2000.

   Execution and clearance fees increased 4.1% to $30.1 million for the three months ended June 30, 2001, from $28.9 million for the comparable period in 2000. As a percentage of total revenues, execution and clearance fees increased to 18.2% for the three months ended June 30, 2001, from 9.4% for the comparable period in 2000. Execution and clearance fees increased primarily due to a 134.4% increase in U.S. options contracts to 10.5 million contracts for the three months ended June 30, 2001 from 4.5 million contracts for the comparable period in 2000. The increase was offset, in part, due to the 4.5% decrease in equity trades executed to 31.8 million equity trades for the three months ended June 30, 2001 from 33.3 million equity trades for the comparable period in 2000. The increase in execution and clearance charges as a percentage of total revenue was primarily due to the decrease in average revenue per equity trade and per U.S. option contract and an increase in options volume.

   Communications and data processing expense increased 88.6% to $13.4 million for the three months ended June 30, 2001, from $7.1 million for the comparable period in 2000. This increase was generally attributable to an increase in our number of employees, investment in technology and our international expansion in Europe and Japan.

   Depreciation and amortization expense increased 88.5% to $10.4 million for the three months ended June 30, 2001, from $5.5 million for the comparable period in 2000. This increase was primarily due to the purchase of approximately $68.4 million of additional fixed assets and leasehold improvements between June 30, 2000 and June 30, 2001 and the amortization of goodwill related to our acquisitions of the listed securities market-making businesses of KCM and Tradetech and various options specialist businesses.

   Professional fees decreased 42.4% to $3.5 million for the three months ended June 30, 2001, from $6.1 million for the comparable period in 2000. This decrease was primarily due to decreased consulting expenses related to our investments in technology, our European and Japanese expansion efforts and legal and other professional fees.

   Occupancy and equipment rentals expense increased 6.3% to $4.6 million for the three months ended June 30, 2001, from $4.3 million for the comparable period in 2000. This increase was primarily attributable to additional office space. We occupied 280,253 square feet of office space at June 30, 2001, up from 161,909 square feet of office space at June 30, 2000.

   Business development expense increased 42.3% to $4.1 million for the three months ended June 30, 2001, from $2.9 million for the comparable period in 2000. This increase was primarily the result of additional travel and entertainment costs.

   Other expenses increased 85.4% to $4.3 million for the three months ended June 30, 2001, from $2.3 million for the comparable 2000 period. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business growth.

   During the three months ended June 30, 2001, pre-tax non-operating charges of $13.1 million were incurred. The charges consist of a $10 million non-recurring charge relating to an impaired investment in a non-public e-commerce company, $1.6 million related to a write-down of certain exchange seats and $1.5 million related to severance costs incurred during the second quarter.

   Our effective tax rates for the three months ended June 30, 2001 and 2000, respectively, differ from the federal statutory rate of 35% due to state income taxes, as well as non-deductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses. Our effective tax rate increased to 70% for the three months ended June 30, 2001 from 38% for the three months ended June 30, 2000 primarily due to non-deductible foreign losses and state and local income taxes.

Six Months Ended June 30, 2001 and 2000

 Revenues

   Net trading revenue from equity security market-making decreased 63.7% to $253.9 million for the six months ended June 30, 2001, from $698.6 million for the comparable period in 2000. This decrease was primarily due to lower equity share volume and decreased average revenue capture per share. Total equity share volume decreased 7.4% to 60.5 billion equity shares traded for the six months ended June 30, 2001, from 65.3 billion equity shares traded for the comparable period in 2000, while average revenue capture per equity share decreased to $.0042 per share from $.0107 per share during the same period in 2000. Net trading revenue from options market-making decreased 3.0% to $68.5 million for the six months ended June 30, 2001 from $70.7 million for the comparable period in 2000. The decrease is due to lower average revenue capture per option contract, offset by higher U.S. option contract volume. Average revenue capture per option contract decreased to $3.51 per U.S. option contract for the six months ended June 30, 2001 from $8.39 per U.S. option contract for the comparable period in 2000. The decrease was offset, in part, by a 136.7% increase in U.S. option contract volume to 18.9 million contracts for the six months ended June 30, 2001 from 8.0 million contracts for the comparable period in 2000.

   Commissions and fees increased 106.8% to $26.9 million for the six months ended June 30, 2001, from $13.0 million for the comparable period in 2000. This increase is primarily due to payments received by our professional execution services business, KEP, for directing order executions, as well as higher equity share volumes from institutional customers in listed securities and higher fees for providing certain information to market data providers.

   Asset management fees increased 1.4% to $21.3 million for the six months ended June 30, 2001, from $21.0 million for the comparable period in 2000. The increase in fees was primarily due to an increase in the amount of funds under management in the Deephaven Market Neutral Master Fund, which contained the majority of our funds under management, from $477.1 million at June 30, 2000 to $1.0 billion at June 30, 2001. The increase was offset by the decrease in fund return from 18.76% for the first half of 2000 to 8.03% for the first half of 2001.

   Interest income, net of interest expense, increased 84.0% to $14.0 million for the six months ended June 30, 2001, from $7.6 million for the comparable period in 2000. This increase was primarily due to changes in our market making positions from net long to net short.

   Investment income and other income decreased 1.0% to $6.7 million for the six months ended June 30, 2001, from $6.8 million for the comparable period in 2000. This decrease was primarily due to a decrease in income from our investments, primarily our investments in the private hedge funds that we sponsor and manage.

 Expenses

   Employee compensation and benefits expense decreased 50.7% to $136.8 million for the six months ended June 30, 2001, from $277.5 million for the comparable pro forma period in 2000. As a percentage of total revenue, employee compensation and benefits expense increased to 34.9% for the six months ended June 30, 2001, from 34.0% for the comparable pro forma period in 2000. The decrease on a dollar basis was primarily due to decreased gross trading profits and lower margins, offset, in part, by a growth in the number of employees. The increase on a percentage basis was primarily due to the decrease in average net revenue per equity share and a growth in our number of employees. Due to decreased net trading revenue and profitability, profitability based compensation decreased 69.5% to $72.6 million for the six months ended June 30, 2001, from $238.1 million for the comparable pro forma period in 2000, and represented 53.1% and 85.7% of total employee compensation and benefits expense for the six months ended June 30, 2001 and 2000, respectively. Our number of employees increased to 1,397 employees as of June 30, 2001, from 1,074 employees as of June 30, 2000.

   Payments for order flow decreased 48.9% to $49.9 million for the six months ended June 30, 2001, from $97.6 million for the comparable period in 2000. As a percentage of total revenue, payments for order flow increased to 12.8% for the six months ended June 30, 2001 from 11.9% for the comparable period in 2000. The decrease in payments for order flow on a dollar basis was primarily due to changes in our payment for order flow policy initiated in the second quarter of 2001 resulting from decimalization and a 7.4% decrease in equity shares traded. The increase in payments for order flow as a percentage of total revenue was primarily due to a decrease in our average revenue per equity share and the introduction of payment for order flow in the options marketplace in the third quarter of 2000.

   Execution and clearance fees increased 1.7% to $60.1 million for the six months ended June 30, 2001, from $59.1 million for the comparable period in 2000. As a percentage of revenue, execution and clearance fees increased to 15.4% for the six months ended June 30, 2001, from 7.2% for the comparable period in 2000. The increase on a dollar basis was primarily due to a 136.7% increase in U.S. options contracts executed from 8.0 million U.S. options contracts executed for the six months ended June 30, 2000 to 18.9 million for the six months ended June 30, 2001. The increase was offset, in part, by a 19.9% decrease in equity trades executed to 62.0 million equity trades for the six months ended June 30, 2001, from 77.4 million equity trades in the comparable period in 2000. The increase in our execution and clearance fees as a percentage of net trading revenue was primarily due to a decrease in average revenue per equity trade and per U.S. option contract and an increase in options volume.

   Communications and data processing expense increased 84.3% to $26.2 million for the six months ended June 30, 2001, from $14.2 million for the comparable period in 2000. This increase was generally attributable to an increase in our number of employees, investment in technology and our international expansion in Europe and Japan.

   Depreciation and amortization expense increased 111.9% to $20.6 million for the six months ended June 30, 2001, from $9.7 million for the comparable period in 2000. This increase was primarily due to the purchase of approximately $68.4 million of additional fixed assets and leasehold improvements between June 30, 2000 and June 30, 2001 and the amortization of goodwill related to our acquisitions of the listed securities market-making businesses of KCM and Tradetech and various options specialist businesses.

   Professional fees decreased 13.8% to $9.2 million for the six months ended June 30, 2001, down from $10.6 million for the comparable period in 2000. This decrease was primarily due to decreased consulting expenses related to our investments in technology, our European and Japanese expansion efforts and legal and other professional fees.

   Occupancy and equipment rentals expense increased 29.6% to $9.6 million for the six months ended June 30, 2001, from $7.4 million for the comparable period in 2000. This increase was primarily attributable to additional office space occupied and increased computer equipment lease expense. We occupied 280,253 square feet of office space at June 30, 2001, up from 161,909 square feet of office space at June 30, 2000.

   Business development expense decreased 8.0% to $7.5 million for the six months ended June 30, 2001, from $8.1 million for the comparable period in 2000. This decrease was primarily the result of decreased advertising costs in the first half of 2001 compared to the first half of 2000.

   Other expenses increased 47.7% to $10.2 million for the six months ended June 30, 2001, from $6.9 million for the comparable period in 2000. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business expansion.

   During the six months ended June 30, 2001, pre-tax non-operating charges of $13.1 million were incurred. The charges consist of a $10 million non-recurring charge relating to an impaired investment in a non-public e-commerce company, $1.6 million related to a write-down of certain exchange seats and $1.5 million related to severance costs incurred during the second quarter.

   Our effective and pro forma effective tax rates for the six months ended June 30, 2001 and 2000 differ from the federal statutory rate of 35% due to state income taxes, as well as non-deductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses. Our effective tax rate increased to 45% for the six months ended June 30, 2001 from a pro forma effective tax rate of 37% for the six months ended June 30, 2000 primarily due to non-deductible foreign losses and state and local income taxes.

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

   In September 2000, the FASB issued SFAS No. 140 Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement resets accounting standards for differentiating between securitizations and other transfers of financial assets that are sales from transfers that are secured borrowings. We adopted certain provisions of SFAS No. 140 as of

December 31, 2000 which did not have a material impact on our financial statements. We adopted the remaining provisions of SFAS No. 140 effective April 1, 2001, which did not have a material impact on our financial statements.

Liquidity and Capital Resources

   Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of June 30, 2001, we had $3.1 billion in assets, 91.2% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges.

   Net income plus depreciation and amortization was $14.2 million and $73.0 million during the three months ended June 30, 2001 and 2000, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $10.4 million and $5.5 million during the three months ended June 30, 2001 and 2000, respectively. Capital expenditures were $11.7 million and $16.6 million for the three months ended June 30, 2001 and 2000, respectively, primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost. Additionally, we made cash payments of $867,000 for the three months ended June 30, 2000 in connection with our acquisitions of the listed securities market-making businesses of KCM in 1995 and Tradetech in 1997. These arrangements ended during 2000. We anticipate that we will meet our 2001 capital expenditure needs out of operating cash flows.

   As registered broker-dealers and market makers, KS, KCM, KFP and KEP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to their parents, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At June 30, 2001, KS had net capital of $274.9 million, which was $272.9 million in excess of its required net capital of $2.0 million, KCM had net capital of $46.9 million which was $45.9 million in excess of its required net capital of $1.0 million, KFP had net capital of $43.6 million which was $43.3 million in excess of its required net capital of $250,000 and KEP had net capital of $7.9 million which was $7.8 million in excess of its required net capital of $100,000. Additionally, KSIL and KSJ are subject to capital adequacy requirements of the Securities and Futures Authority Limited in the United Kingdom and the Financial Supervisory Agency in Japan, respectively. As of June 30, 2001, we were in compliance with the capital adequacy requirements of all of our foreign subsidiaries.

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

   In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at June 30, 2001 was $290.5 million in long positions and $282.0 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $900,000 loss as of June 30, 2001 due to the offset of gains in short positions with losses in long positions.

   In the normal course of options market making, we maintain inventories of options, futures and equities. Our main exposure is from equity price and volatility risk. We manage these exposures by constantly monitoring and diversifying our exposures and position sizes and establishing offsetting hedges. Our market-making staff and trading room managers continuously manage our positions and our risk exposures. Our systems incorporate trades and update our risk profile using options pricing models on a real time basis.

   Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, these reports are distributed to senior management and the firm's risk managers who incorporate this information in our daily market-making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At June 30, 2001, 10% movements in volatility and stock prices on our equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market-making portfolio:

                                                Change in Stock Prices
                                        ----------------------------------------
                                            -10%         None          +10%
                                        ------------ ------------  -------------
Change in Volatility
  +10%................................. $4.2 million (0.8 million) $ 8.2 million
  None.................................  3.8 million          --     9.8 million
  -10%.................................  2.9 million  0.6 million   10.9 million

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

   In our Form 8-K filing of November 30, 2000, we noted that we were named as a defendant in a putative class action entitled Prager v. Knight Trading Group, Inc. et al. In general, the complaint alleged that the Company improperly traded securities for its own account in advance of trading securities for broker/dealer clients. Upon our motion, and pursuant to an Order of the United States District Court, District of New Jersey, dated July 17, 2001, the action was dismissed with prejudice. In accordance with the Federal Rules of Appellate Procedure, the plaintiff has thirty days to appeal the Order.

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company held its Annual Meeting of Shareholders on May 16, 2001 for the purposes of: (i) electing its Board of Directors; (ii) approving the Knight Trading Group, Inc. Executive Incentive Plan; (iii) amending the Company's 1998 Long-Term Incentive Plan to increase the number of shares of the Company's Class A Common Stock authorized for issuance thereunder from 24,291,000 to 27,291,000; (iv) approving an additional amendment to the Company's 1998 Long-Term Incentive Plan to increase the maximum amount of restricted stock and restricted stock units which may be issued thereunder from 1,000,000 shares each to 3,000,000 shares each; and (v) ratifying the appointment of its independent auditors. The Board of Directors consists of a total of thirteen people who are elected by the holders of the Company's Class A Common Stock. The thirteen people were nominated by the Board of Directors to serve as directors for a term of one year.

   The following sets forth the results of the election of directors:

                                   DIRECTORS

              Name of Nominee                   For       %     Withheld    %
              ---------------               ----------- -----  ---------- -----
Charles V. Doherty......................... 119,624,895 98.87%  1,367,210  1.13%
Robert Greifeld............................ 118,693,845 98.10%  2,298,260  1.90%
Gary G. Griffith........................... 119,600,764 98.85%  1,391,341  1.15%
Peter S. Hajas............................. 119,235,713 98.55%  1,756,392  1.45%
John G. Hewitt............................. 108,716,402 89.85% 12,275,703 10.15%
Robert M. Lazarowitz....................... 119,230,983 98.54%  1,761,122  1.46%
Bruce R. McMaken........................... 119,234,436 98.55%  1,757,669  1.45%
Kenneth D. Pasternak....................... 113,488,737 93.80%  7,503,368  6.20%
Walter F. Raquet........................... 119,215,033 98.53%  1,777,072  1.47%
Rodger O. Riney............................ 118,775,819 98.17%  2,216,286  1.83%
V. Eric Roach.............................. 103,173,560 85.27% 17,818,545 14.73%
Anthony M. Sanfilippo...................... 113,446,603 93.76%  7,545,502  6.24%
Robert I. Turner........................... 119,170,112 98.49%  1,821,993  1.51%

   No proxies were solicited from the holders of the Class B Common Stock since no such shares are outstanding. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

   The establishment of the Knight Trading Group, Inc. Executive Incentive Plan was approved by the Stockholders with 65,673,842 votes FOR (54.15%), 7,765,143 votes AGAINST (6.40%), 283,440 votes ABSTAINED (0.24%), and 47,553,120 BROKER NON-VOTES (39.21%). Under applicable law, only abstentions are counted as votes against this proposal.

   The amendment to the Company's 1998 Long-Term Incentive Plan to increase the number of shares of the Company's Class A Common Stock authorized for issuance thereunder was approved by the Stockholders with 91,361,223 votes FOR (70.75%), 21,477,661 votes AGAINST (16.63%), 8,153,221 votes ABSTAINED (6.31%), and
8,153,221 BROKER NON-VOTES (6.31%). Under applicable law, only abstentions are counted as votes against this proposal.

   The Stockholders approved the additional amendment to the Company's 1998 Long-Term Incentive Plan to increase the maximum amount of restricted stock and restricted stock units which may be issued thereunder with 94,972,132 votes FOR (73.54%), 17,890,591 votes AGAINST (13.86%), 8,129,382 votes ABSTAINED (6.30%), and 8,129,382 BROKER NON-VOTES (6.30%). Under applicable law, only abstentions are counted as votes against this proposal.

   The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2001 was approved by the Stockholders with 120,042,580 votes FOR (99.06%), 750,706 votes AGAINST (.62%), 198,818 (0.16%) votes ABSTAINED, and 198,819
BROKER NON-VOTES (0.16%). Under applicable law, only abstentions are counted as votes against this proposal.

   Further information regarding these matters is contained in the Company's Proxy Statement dated April 11, 2001.

Item 5. Other Information

   On July 18, 2001, the Company announced that Peter S. Hajas was promoted to President and Chief Operating Officer of the Company, as recommended by Chairman and CEO Kenneth D. Pasternak and ratified by the Company's Board of Directors at its quarterly meeting. Previously, the Company announced on June 21, 2001 that Anthony M. Sanfilippo was named Head of Global Equities and that John G. Hewitt, President of Knight Securities, L.P. and co-Head of Global Equities, and David Shpilberg, Executive Vice President, Chief Operating Officer and Chief Technology Officer of the Company, had left the Company.

   On June 21, 2001, the Company also announced that in light of changing market conditions and consistent with others in the financial industry, the Company was evaluating its cost structure and all projects that facilitate equity trading. As a result, the Company was considering a reduction in the number of its domestic equities employees. On or about June 26, 2001, a reduction of approximately 5% in the number of our domestic equities employees was completed. On August 7, 2001, the Company announced that it expects to reduce its European workforce within a target range of 10 percent to 20 percent, as part of overall corporate cost-cutting measures.

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

Date: August 13, 2001