Form 10-Q
period 2001-09-30
KNIGHT TRADING GROUP INC
filed 2001-11-14
CIK 1060749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

   At November 13, 2001 the number of shares outstanding of the registrant's Class A common stock was 124,122,987 and there were no shares outstanding of the registrant's Class B common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          KNIGHT TRADING GROUP, INC.

                          FORM 10-Q QUARTERLY REPORT
                   For the Quarter Ended September 30, 2001

                               TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I FINANCIAL INFORMATION:

Item 1. Financial Statements.................................................................   3
      Consolidated Statements of Operations..................................................   3
      Consolidated Statements of Financial Condition.........................................   4
      Consolidated Statements of Cash Flows..................................................   5
      Notes to Consolidated Financial Statements.............................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................  21

PART II OTHER INFORMATION:

Item 1. Legal Proceedings....................................................................  22

Item 2. Changes in Securities and Use of Proceeds............................................  23

Item 3. Defaults Upon Senior Securities......................................................  23

Item 4. Submission of Matters to a Vote of Security Holders..................................  23

Item 5. Other Information....................................................................  23

Item 6. Exhibits and Reports on Form 8-K.....................................................  23

Signatures...................................................................................  24

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          KNIGHT TRADING GROUP, INC.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                       For the three months     For the nine months ended
                                                                       ended September 30,            September 30,
                                                                    -------------------------- ---------------------------
                                                                        2001          2000         2001          2000
                                                                    ------------  ------------ ------------ --------------
Revenues
   Net trading revenue............................................. $103,035,435  $165,106,177 $425,520,038 $  934,399,747
   Asset management fees...........................................   10,509,686    10,012,506   31,824,854     31,027,351
   Commissions and fees............................................    9,648,640     5,876,668   36,580,089     18,902,232
   Interest and dividends, net of interest expense.................    6,599,050     5,653,424   20,616,938     13,272,532
   Investment income and other.....................................    1,142,097     1,216,212    7,846,672      7,990,114
                                                                    ------------  ------------ ------------ --------------
      Total revenues...............................................  130,934,908   187,864,987  522,388,591  1,005,591,976
                                                                    ------------  ------------ ------------ --------------
Expenses
   Employee compensation and benefits..............................   53,636,003    57,307,783  191,969,605    334,792,813
   Execution and clearance fees....................................   26,645,135    24,475,966   86,790,180     83,615,566
   Payments for order flow.........................................   14,413,046    37,270,268   64,331,781    134,907,102
   Communications and data processing..............................   13,236,478     8,057,211   39,464,320     22,288,031
   Depreciation and amortization...................................   10,620,019     7,375,100   31,210,749     17,091,498
   Occupancy and equipment rentals.................................    4,143,809     5,404,623   13,740,835     12,811,955
   Professional fees...............................................    3,681,321     5,844,373   12,855,597     16,483,145
   Business development............................................    2,392,246     2,437,801    9,866,475     10,560,904
   Other...........................................................    5,658,935     5,175,687   15,862,694     12,076,468
   Loss on writedown of assets.....................................    6,624,056            --   18,195,569             --
                                                                    ------------  ------------ ------------ --------------
      Total expenses...............................................  141,051,048   153,348,812  484,287,805    644,627,482
                                                                    ------------  ------------ ------------ --------------
Income (Loss) before income taxes and minority interest............  (10,116,140)   34,516,175   38,100,786    360,964,494
Income tax expense (benefit).......................................   (1,129,322)   14,109,959   20,409,297    136,470,415
                                                                    ------------  ------------ ------------ --------------
Income (Loss) before minority interest.............................   (8,986,818)   20,406,216   17,691,489    224,494,079
Minority interest in net loss of consolidated subsidiaries.........    3,310,974       177,763    7,353,134        177,763
                                                                    ------------  ------------ ------------ --------------
Net income (loss).................................................. $ (5,675,844) $ 20,583,979 $ 25,044,623 $  224,671,842
                                                                    ============  ============ ============ ==============
Basic earnings per share........................................... $      (0.05) $       0.17 $       0.20 $         1.84
                                                                    ============  ============ ============ ==============
Diluted earnings per share......................................... $      (0.05) $       0.16 $       0.20 $         1.77
                                                                    ============  ============ ============ ==============

Pro forma adjustments
   Income before income taxes and minority interest................                                         $  360,964,494
   Adjustment for pro forma employee compensation and benefits.....                                               (267,109)
                                                                                                            --------------
   Pro forma income before income taxes and minority interest......                                            360,697,385
   Pro forma income tax expense....................................                                            137,121,175
                                                                                                            --------------
   Pro forma income before minority interest.......................                                            223,576,210
   Minority interest in consolidated subsidiaries..................                                                177,763
                                                                                                            --------------
   Pro forma net income............................................                                         $  223,753,973
   Pro foma basic earnings per share...............................                                         $         1.83
                                                                                                            ==============
   Pro forma diluted earnings per share............................                                         $         1.76
                                                                                                            ==============
Shares used in basic earnings per share calculations (see Note 9)..  123,998,269   122,661,830  123,711,607    122,350,107
                                                                    ============  ============ ============ ==============
Shares used in diluted earnings per share calculations (see Note 9)  125,168,828   126,565,409  125,845,652    126,930,997
                                                                    ============  ============ ============ ==============

The accompanying notes are an integral part of these consolidated financial statements

                          KNIGHT TRADING GROUP, INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,    December 31,
                                                                          2001             2000
                                                                      --------------  --------------
Assets
   Cash and cash equivalents......................................... $  337,320,671  $  364,057,534
   Securities owned, held at clearing broker, at market value........  1,653,654,486   1,799,966,679
   Receivable from brokers and dealers...............................    829,213,887     114,047,275
   Fixed assets and leasehold improvements at cost, less accumulated
     depreciation and amortization...................................     94,470,960      79,014,393
   Goodwill, less accumulated amortization...........................     46,437,217      45,239,177
   Investments.......................................................     92,595,336      64,917,975
   Income taxes receivable...........................................      8,798,842              --
   Other assets......................................................     48,684,447      54,166,139
                                                                      --------------  --------------
       Total assets.................................................. $3,111,175,846  $2,521,409,172
                                                                      ==============  ==============
Liabilities and Stockholders' Equity
Liabilities
   Securities sold, not yet purchased, at market value............... $1,909,662,274  $1,427,214,323
   Payable to brokers and dealers....................................    259,858,024     184,269,478
   Accrued compensation expense......................................     54,075,384      62,444,645
   Accrued execution and clearance fees..............................      7,246,975       6,092,754
   Accrued payments for order flow...................................      3,830,855      11,635,069
   Accounts payable, accrued expenses and other liabilities..........     29,852,340      30,576,814
   Income taxes payable..............................................             --       4,813,771
                                                                      --------------  --------------
       Total liabilities.............................................  2,264,525,852   1,727,046,854
                                                                      --------------  --------------
Minority interest in consolidated subsidiaries.......................     24,433,777      20,175,872
                                                                      --------------  --------------
Stockholders' equity
   Class A Common Stock..............................................      1,240,515       1,232,908
   Additional paid-in capital........................................    334,883,381     309,611,248
   Retained earnings.................................................    490,981,414     465,947,294
   Unamortized stock-based compensation..............................       (758,514)             --
   Accumulated other comprehensive income (loss)--foreign currency
     translation adjustments, net of tax.............................     (4,130,579)     (2,605,004)
                                                                      --------------  --------------
       Total stockholders' equity....................................    822,216,217     774,186,446
                                                                      --------------  --------------
       Total liabilities and stockholders' equity.................... $3,111,175,846  $2,521,409,172
                                                                      ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                           KNGHT TRADING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        For the nine months ended
                                                                              September 30,
                                                                      ----------------------------
                                                                          2001           2000
                                                                      -------------  -------------
Cash flows from operating activities
Net income........................................................... $  25,044,623  $ 224,671,842
Adjustments to reconcile net income to net cash provided by operating activities
   Income tax credit from stock options exercised....................     2,468,299      6,832,029
   Depreciation and amortization.....................................    31,315,326     17,091,498
   Minority interest in earnings of consolidated subsidiaries........    (7,353,134)      (177,763)
   Writedown of assets...............................................    18,195,569             --
(Increase) decrease in operating assets
   Securities owned..................................................   146,312,193   (754,792,066)
   Receivable from brokers and dealers...............................  (715,166,612)    18,393,036
   Income taxes receivable...........................................    (8,798,842)   (10,421,043)
   Other assets......................................................     3,910,179    (24,436,963)
Increase (decrease) in operating liabilities
   Securities sold, not yet purchased................................   482,447,951    668,853,928
   Securities sold under agreements to repurchase....................            --    (10,409,736)
   Payable to brokers and dealers....................................    75,588,546     37,007,591
   Accrued compensation expense......................................    (8,369,261)   (13,062,045)
   Accounts payable, accrued expenses and other liabilities..........    (6,200,226)   (36,704,993)
   Accrued execution and clearance fees..............................     1,154,221     (1,178,027)
   Accrued payments for order flow...................................    (7,804,214)    (3,313,463)
   Income taxes payable..............................................    (4,813,771)   (15,992,937)
                                                                      -------------  -------------
       Net cash provided by operating activities.....................    27,930,847    102,360,888
                                                                      -------------  -------------
Cash flows from investing activities
Purchases of fixed assets and leasehold improvements.................   (43,049,780)   (42,857,511)
Investments and acquisitions.........................................   (45,177,361)   (23,132,430)
Payment of contingent consideration..................................            --     (5,093,791)
                                                                      -------------  -------------
       Net cash used in investing activities.........................   (88,227,141)   (71,083,732)
                                                                      -------------  -------------
Cash flows from financing activities
Stock options exercised..............................................     4,860,735      5,251,837
Minority interest in consolidated subsidiaries.......................    28,698,696      7,407,139
                                                                      -------------  -------------
       Net cash provided by financing activities.....................    33,559,431     12,658,976
                                                                      -------------  -------------
(Decrease) increase in cash and cash equivalents.....................   (26,736,863)    43,936,132
Cash and cash equivalents at beginning of period.....................   364,057,534    304,053,554
                                                                      -------------  -------------
Cash and cash equivalents at end of period........................... $ 337,320,671  $ 347,989,686
                                                                      =============  =============
Supplemental disclosure of cash flow information:....................
   Cash paid for interest............................................ $  19,078,954  $  26,697,274
                                                                      =============  =============
   Cash paid for income taxes........................................ $  34,021,910  $ 164,137,503
                                                                      =============  =============


The accompanying notes are an integral part of these consolidated financial statements

                          KNIGHT TRADING GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001
                                  (Unaudited)

1. Organization and Description of the Business

   Knight Trading Group, Inc. (the ''Company'') and its subsidiaries operate in securities market-making and asset management business lines. Knight Securities (''KS'') operates as a market maker in over-the-counter equity securities (''OTC securities''), primarily those traded in the Nasdaq Stock Market and on the OTC Bulletin Board ("OTCBB"). Knight Capital Markets (''KCM,'' formerly known as Trimark Securities) operates as a market maker in the over-the-counter market for New York Stock Exchange (NYSE)-and American Stock Exchange
(AMEX)-listed securities. Knight Financial Products (''KFP'') makes markets in options on individual equities, equity indices and fixed income instruments in the U.S., Europe and Australia. The Company also operates a professional option execution services business through Knight Execution Partners ("KEP"). KS, KCM, KFP and KEP are registered as broker-dealers with the Securities and Exchange Commission (''SEC'' or the ''Commission''). Additionally, KS and KCM are members of the National Association of Securities Dealers, Inc. (''NASD''). KFP is a member of the Chicago Board Options Exchange as well as the American Stock Exchange, the Pacific Exchange, the Philadelphia Stock Exchange, the International Stock Exchange and the Australian Stock Exchange. The Company also maintains an asset management business for institutional investors and high net worth individuals through its Deephaven Capital Management ("Deephaven") subsidiary.

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

                          KNIGHT TRADING GROUP, INC.

cost basis of accounting. Investments also include the Company's investments in private investment funds for which the Company is the investment manager and sponsor.

  Market-making activities

   Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, listed options contracts and futures contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to other broker-dealers for directing their equity and option order executions to the Company. The Company records interest income net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Interest expense for the three months ended September 30, 2001 and 2000 was $6,882,170 and $11,607,266, respectively. Interest expense for the nine months ended September 30, 2001 and 2000 was $18,766,087 and $26,834,684,
respectively.

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

  Securities borrowed/loaned

   Securities borrowed and securities loaned, which are included in receivable from and payable to brokers and dealers, are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash or similar collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. Interest income and interest expense are recorded on an accrual basis. The Company monitors the market value of securities borrowed and loaned on a daily basis. Substantially all of the Company's securities borrowed and securities loaned transactions are conducted with banks and other securities firms.

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

  Depreciation, amortization and occupancy

   Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the life of the related office

                          KNIGHT TRADING GROUP, INC.

lease. The Company records rent expense on a straight-line basis over the life of the lease. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years.

  Income taxes

   Income tax expense (benefit) in the Consolidated Statements of Operations represents actual income taxes incurred through September 30, 2001. Before the Company's merger with KFP ("the Merger"), which was completed on January 12, 2000, KFP was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements only include a provision for non U.S. income taxes. Subsequent to the Merger, KFP's income is subject to federal and state income taxes. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

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

  Accounting for derivatives

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 -an amendment of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is an amendment to SFAS No. 133 and is effective concurrently with SFAS No. 137. The Company adopted the provisions of SFAS No. 133, 137 and 138 as of January 1, 2001. The Company's derivative financial instruments are all held for trading purposes and historically have been carried at fair value. As such, the adoption of these statements did not have a material impact on the Company's financial statements.

  Restricted stock

   The Company records the fair market value of shares associated with restricted stock awards as unamortized stock-based compensation in stockholders' equity and amortizes the balance to compensation expense over the vesting period.

                          KNIGHT TRADING GROUP, INC.

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

3. Securities Owned and Securities Sold, Not Yet Purchased

   Securities owned and securities sold, not yet purchased consist of the following:

                                           September 30,   December 31,
                                               2001            2000
                                           -------------- --------------
       Securities owned:
          Equities........................ $  520,275,479 $  661,327,729
          Options.........................  1,043,373,768  1,126,483,498
          Convertible bonds...............     76,695,890             --
          U.S. government obligations.....     13,309,349     12,155,452
                                           -------------- --------------
                                           $1,653,654,486 $1,799,966,679
                                           ============== ==============
       Securities sold, not yet purchased:
          Equities........................ $  699,347,222 $  170,167,713
          Convertible bonds...............      7,668,200             --
          Options.........................  1,202,646,852  1,257,046,610
                                           -------------- --------------
                                           $1,909,662,274 $1,427,214,323
                                           ============== ==============

4. Receivable from/Payable to Brokers and Dealers

      Amounts receivable from and payable to brokers and dealers consist of the following:

                                           September 30, December 31,
                                               2001          2000
                                           ------------- ------------
          Receivable:
             Clearing brokers............. $783,641,208  $ 86,156,298
             Securities failed to deliver.    8,235,106    19,815,796
             Securities borrowed..........   34,855,282     8,075,181
             Other........................    2,482,291            --
                                           ------------  ------------
                                           $829,213,887  $114,047,275
                                           ============  ============
          Payable:
             Clearing brokers............. $242,140,068  $175,552,245
             Securities failed to receive.   13,804,519     8,574,981
             Securities loaned............    3,913,437       142,252
                                           ------------  ------------
                                           $259,858,024  $184,269,478
                                           ============  ============

                          KNIGHT TRADING GROUP, INC.

5. Investments

   The Company's wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of private investment funds that engage in various trading strategies involving equities, debt instruments and derivatives. The Company owns interests in these private investment funds. Such investments amounted to approximately $51.8 million at September 30, 2001. Certain officers of the Company also own interests in these private investment funds. Additionally, the Company has made strategic investments in the National Association of Securities Dealers, Inc., Nasdaq Europe (formerly known as Easdaq), Nasdaq Japan and other public and non-public companies.

6. Significant Customers

   The Company considers significant customers to be customers who provide the Company with 10% or more of its U.S. equity order flow, as measured in equity share volume, during the period. One customer provided 12.6% of the Company's U.S. equity order flow during the third quarter of 2001. Order flow payments to this firm amounted to $1.2 million during the same period.

7. Writedown of Assets

   The loss on the writedown of assets on the Consolidated Statements of Operations includes $6.6 million in pre-tax non-operating charges, which consists of the write-down of assets related to excess real-estate capacity, for the three months ended September 30, 2001. For the nine months ended September 30, 2001, the loss on the writedown of assets includes the $6.6 million write-down of assets related to excess real-estate capacity, a $10 million non-recurring charge relating to an impaired investment in a non-public e-commerce company and $1.6 million related to a write-down of certain exchange seats.

8. Comprehensive Income

   Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

                                            Three months ended         Nine months ended
                                               September 30,             September 30,
                                         ------------------------  -------------------------
                                            2001         2000         2001          2000
                                         -----------  -----------  -----------  ------------
Net income/ pro forma net income........ $(5,675,844) $20,583,979  $25,044,623  $223,753,973
Foreign currency translation adjustment,
  net of tax............................   1,477,378     (567,480)  (1,525,575)     (914,527)
                                         -----------  -----------  -----------  ------------
Total comprehensive income, net of tax.. $(4,198,466) $20,016,499  $23,519,048  $222,839,446
                                         ===========  ===========  ===========  ============

9. Earnings per Share

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

                          KNIGHT TRADING GROUP, INC.

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2001 and 2000:

                                            For the three months ended September 30,
                                     ------------------------------------------------------
                                                2001                       2000
                                     -------------------------  ---------------------------
                                     Numerator /  Denominator /  Numerator /  Denominator /
                                     net income      shares      net income      shares
                                     -----------  ------------- ------------- -------------
Income and shares used in basic
  calculations...................... $(5,675,844)  123,998,269  $ 20,583,979   122,661,830
Effect of dilutive stock awards.....          --     1,170,559            --     3,903,579
                                     -----------  ------------  ------------  ------------
Income and shares used in diluted
  calculations...................... $(5,675,844)  125,168,828  $ 20,583,979   126,565,409
                                     -----------  ------------  ------------  ------------
Basic earnings per share............              $      (0.05)               $       0.17
                                                  ------------                ------------
Diluted earnings per share..........              $      (0.05)               $       0.16
                                                  ------------                ------------

                                            For the nine months ended September 30,
                                     ------------------------------------------------------
                                                2001                       2000
                                     -------------------------  ---------------------------
                                                                 Numerator /  Denominator /
                                     Numerator /  Denominator / pro forma net   pro forma
                                     net income      shares        income        shares
                                     -----------  ------------- ------------- -------------
Income and shares used in basic
  calculations...................... $25,044,623   123,711,607  $223,753,973   122,350,107
Effect of dilutive stock awards.....          --     2,134,045            --     4,580,890
                                     -----------  ------------  ------------  ------------
Income and shares used in diluted
  calculations...................... $25,044,623   125,845,652  $223,753,973   126,930,997
                                     -----------  ------------  ------------  ------------
Pro forma basic earnings per share..              $       0.20                $       1.83
                                                  ------------                ------------
Pro forma diluted earnings per share              $       0.20                $       1.76
                                                  ------------                ------------

10. Net Capital Requirements

   As registered broker-dealers, KS, KCM, KFP and KEP are subject to the SEC's Uniform Net Capital Rule (the ''Rule'') which requires the maintenance of minimum net capital. KS, KCM and KEP have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1.0 million ($100,000 for KEP) or 6 2/3% of aggregate indebtedness, as defined. KFP has elected to use the alternative method, permitted by the Rule, which requires that it maintains net capital equal to the greater of $250,000 or 2% of aggregate debit items, as defined.

   At September 30, 2001, KS had net capital of $254,963,517 which was $252,139,192 in excess of its required net capital of $2,824,325, KCM had net capital of $50,679,528 which was $49,679,528 in excess of its required net capital of $1,000,000, KFP had net capital of $50,330,320 which was $50,080,320 in excess of its required net capital of $250,000 and KEP had net capital of $2,419,166 which was $2,319,166 in excess of its required net capital of $100,000.

   Additionally, KSIL, KSJ and KFP are subject to regulatory requirements in the countries in which they operate, including the requirements of the Securities and Futures Authority Limited in the United Kingdom, the Financial Supervisory Agency in Japan and the Australian Stock Exchange in Australia. As of September 30, 2001, the Company was in compliance with these capital adequacy requirements.

                          KNIGHT TRADING GROUP, INC.

11. Business Segments

   The Company has two reportable business segments: securities market-making and asset management. Securities market-making primarily represents market-making in U.S. equity securities listed on Nasdaq, on the OTCBB of the NASD, in the over-the-counter market for NYSE- and AMEX-listed securities and in U.S. options on individual equities, equity indices, fixed income instruments and certain commodities. The Company also makes markets in equities in Europe and Japan and in options in Europe and Australia. The asset management segment consists of investment management and sponsorship for a series of private investment funds.

   The Company's net revenues, income before income taxes and minority interest and assets by segment are summarized below:

                                                            Securities Market   Asset
                                                                 Making*      Management      Total
                                                            ----------------- ----------- --------------
For the three months ended September 30, 2001:
   Revenues................................................  $  118,153,709   $12,781,199 $  130,934,908
   Income (loss) before income taxes and minority interest.     (18,500,280)    8,384,140    (10,116,140)
   Total Assets............................................   3,044,063,987    67,111,859  3,111,175,846

For the three months ended September 30, 2000:
   Revenues................................................     177,246,902    10,618,085    187,864,987
   Income before income taxes and minority interest........      26,858,159     7,658,016     34,516,175
   Total Assets............................................   2,380,357,812    29,113,396  2,409,471,208

For the nine months ended September 30, 2001:
   Revenues................................................     485,390,853    36,997,738    522,388,591
   Income before income taxes and minority interest........      14,908,085    23,192,701     38,100,786
   Total Assets............................................   3,044,063,987    67,111,859  3,111,175,846

For the nine months ended September 30, 2000:
   Revenues................................................     970,795,648    34,796,328  1,005,591,976
   Income before income taxes and minority interest........     334,228,668    26,468,717    360,697,385
   Total Assets............................................   2,380,357,812    29,113,396  2,409,471,208

--------
* The three months ended September 30, 2001 includes $6.6 million in pre-tax non-operating charges, which consists of the write-down of assets related to excess real-estate capacity. The nine months ended September 30, 2001 includes $18.2 million in pre-tax non-operating charges, which consists of a $6.6 million write-down of assets related to excess real-estate capacity, a $10 million non-recurring charge relating to an impaired investment in a non-public e-commerce company and $1.6 million related to a write-down of certain exchange seats.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document. We have experienced, and expect to continue to experience, significant fluctuations in quarterly results due to a variety of factors, including the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, volatility in the securities markets, our ability to manage personnel and expenses, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow or clearing costs, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions, the gain or loss on investments and real-estate and general economic conditions. If demand for our market-making services and asset management services declines and we are unable to adjust our cost structure on a timely basis, our results could be materially and adversely affected. We have experienced, and may experience in the future, significant seasonality in our business.

   Due to all of the foregoing factors, period-to-period comparisons of our revenues and results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to return to the rates of revenue growth that we have experienced in the past, that we will be able to improve our results or that we will be able to regain and sustain our profitability levels on a quarterly basis.

  Overview

   We are the leading market maker in equity securities listed on Nasdaq, the OTCBB of the NASD, and the over-the-counter market for New York Stock Exchange
(NYSE) and American Stock Exchange (AMEX)-listed securities. Additionally, we make markets in equity securities in Europe and Japan. We are also a leading market maker in options on individual equities, equity indices and fixed income instruments in the U.S., Europe and Australia. The firm also maintains an asset management business for institutional investors and high net worth individuals through our Deephaven subsidiary.

   KS's equity share volume totaled 26.4 billion and 17.0 billion, or 84% and 77% of our total U.S. equity share volume, for the three months ended September 30, 2001, and 2000, respectively. KCM's share volume totaled 5.0 billion in each of the three months ended September 30, 2001 and 2000, respectively or 16% and 23% of our total U.S. equity share volume. KFP's U.S. option contract volume totaled 8.7 million and 5.1 million for the three months ended September 30, 2001 and 2000, respectively. Deephaven's total assets under management totaled $1.2 billion and $630.0 million at September 30, 2001 and 2000, respectively.

  Revenues

   Our revenues consist principally of net trading revenue from U.S. securities market-making activities. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in U.S. equity trade and share volumes and U.S. option contract volumes, our revenue capture per U.S. equity share and per U.S. option contract, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional customers and by regulatory changes and evolving industry customs and practices.

   OTC securities transactions with institutional customers are executed as principal, and all related profits and losses are included within net trading revenue. Listed securities transactions with institutional customers are executed on an agency basis, for which we earn commissions on a per share basis. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities as well as by changes in fees earned for directing trades to certain destinations for execution.

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

  Expenses

   Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses vary in proportion to our trading revenue and volume. Employee compensation and benefits expense, which is largely profitability based, fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees. Payments for order flow fluctuate based on U.S. equity share and options volume, the mix of market orders and limit orders, the mix of orders received from broker-dealers who accept payments for order flow and changes in our payment for order flow policy. Execution and clearance fees fluctuate primarily based on changes in equity trade and share volume, option contract volume, the mix of trades of OTC securities compared to listed securities, clearance fees charged by clearing brokers and fees to access electronic communications networks, commonly referred to as ECNs. Our international expansion efforts have increased our operating expenses.

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

   Payments for order flow represent customary payments to broker-dealers, in the normal course of business, for directing their order flow in equity securities and options to us. We only pay broker-dealers for orders that provide us with a profit opportunity. For example, in our U.S. equities market-making activities, we make payments on market orders and marketable limit orders, but do not pay on non-marketable limit orders. Payments for order flow also change as we modify our payment formulas and as our percentage of customers whose policy is not to accept payments for order flow varies.

   Execution and clearance fees primarily represent clearance fees paid to clearing brokers for OTC and listed securities and options contracts, transaction fees paid to Nasdaq, payments made to third parties for exchange seat leases, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX and for executing orders through ECNs and execution and clearance fees for our international businesses. Due to our significant equity share and trade volume, we have been able to negotiate favorable rates and volume discounts from clearing brokers and providers of execution services.

   Communications and data processing expense primarily consists of costs for obtaining market data and telecommunications services.

   Depreciation and amortization expense results from the depreciation of fixed assets purchased by us and the amortization of goodwill, which includes contingent consideration resulting from the acquisitions of the listed securities market-making businesses of KCM and Tradetech Securities, L.P., (''Tradetech''). Depreciation and amortization expense also includes the amortization of goodwill related to our purchases of various options-related businesses.

   Professional fees primarily consist of fees paid to computer programming and systems consultants, as well as legal fees and other professional fees.

   Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

   Business development expense primarily consists of travel and entertainment expenses and promotion and advertising costs.

   Other expenses primarily consist of administrative expenses such as employment costs, general office expenses and other operating costs.

  Income Tax

   Income tax expense (benefit) in the Consolidated Statements of Operations represents actual income taxes incurred through September 30, 2001 and 2000, respectively. Prior to merging with KTG on January 12, 2000 (the "Merger"), KFP was a limited liability company which was treated as a partnership for tax purposes and its U.S. federal and state income taxes were borne by KFP's individual partners. As such, KFP's historical financial statements only include a provision for non-U.S. income taxes. Subsequent to the Merger, KFP's income is subject to federal income taxes and state income taxes. Pro forma income tax expense reflects income taxes as if the Company was subject to federal and state income taxes on KFP's income prior to the Merger.

Results of Operations

Three Months Ended September 30, 2001 and 2000

  Revenues

   Net trading revenue from equity security market-making decreased 53.6% to $65.7 million for the three months ended September 30, 2001, from $141.7 million for the comparable period in 2000. U.S. equity trading revenue represents the majority of our equity security market-making. This decrease in equity trading revenue was primarily due to decreased average revenue capture per U.S. equity share. Average revenue capture per U.S. equity share was impacted by a reduction in spreads due to decimalization and the introduction of a one-penny Minimum Price Variant in the second quarter of 2001. Average revenue per U.S. equity share decreased to $.0022 for the three months ended September 30, 2001, from $.0065 for the comparable period in 2000. The decrease in equity net trading revenues was offset, slightly, by a 43.3% increase in total U.S. equity share volume to 31.4 billion equity shares traded for the three months ended September 30, 2001, from 21.9 billion U.S. equity shares traded for the comparable period in 2000. The increase in U.S. equity share volume is largely due to higher share volume in very low-priced Bulletin Board and Pink Sheet stocks. Net trading revenue from options market-making increased 59.6% to $37.3 million for the three months ended September 30, 2001 from $23.4 million for the comparable period in 2000. This increase was primarily due to a 69.1% increase in U.S. option contract volume, which was impacted by KFP's continuing purchases of additional exchange posts during the last year which increased our options market-making coverage. Total U.S. option contracts executed increased to 8.7 million contracts for the three months ended September 30, 2001 from 5.1 million for the comparable period in 2000. The increase was offset slightly by a decrease in average revenue per U.S. option contract to $4.25 per contract for the three months ended September 30, 2001 from $4.28 per contract for the comparable period in 2000.

   Asset management fees increased 5.0% to $10.5 million for the three months ended September 30, 2001, from $10.0 million for the comparable period in 2000. The increase in fees was primarily due to an increase in the amount of funds under management in the Deephaven Market Neutral Master Fund, which contains the majority of funds under management, from $630.0 million at September 30, 2000 to $1.2 billion at September 30, 2001. The increase was offset, in part, by a decrease in fund return from 6.55% for the third quarter of 2000 to 2.56% for the third quarter of 2001.

   Commissions and fees increased 64.2% to $9.6 million for the three months ended September 30, 2001, from $5.9 million for the comparable period in 2000. This increase is primarily due to payments received by our professional option execution services business, KEP, for directing order executions, as well as an increase in commissions from institutional customers for listed trade executions.

   Interest income, net of interest expense increased 16.7% to $6.6 million for the three months ended September 30, 2001, from $5.7 million for the comparable period in 2000. This increase was primarily due to larger cash balances held at banks and our clearing brokers.

   Investment income and other income decreased slightly to $1.1 million for the three months ended September 30, 2001, from $1.2 million for the comparable period in 2000. This decrease was primarily due to a decrease in income from our investments.

  Expenses

   Employee compensation and benefits expense decreased 6.4% to $53.6 million for the three months ended September 30, 2001, from $57.3 million for the comparable period in 2000. As a percentage of total revenue, employee compensation and benefits expense increased to 41.0% for the three months ended September 30, 2001, from 30.5% for the comparable period in 2000. The decrease on a dollar basis was primarily due to decreased gross trading profits and lower margins, offset, in part, by our growth in the number of employees. The increase on a percentage basis is primarily due to the decrease in average net revenue per U.S. equity share and our increase in the number of employees. Due to decreased net trading revenue and profitability, profitability based compensation decreased 28.0% to $25.4 million for the three months ended September 30, 2001, from $35.3 million for the comparable period in 2000, and represented 47.5% and 61.7% of total employee compensation and benefits expense for the three months ended September 30, 2001 and 2000, respectively. Our number of employees increased to 1,377 employees as of September 30, 2001, from 1,209 employees as of September 30, 2000. This increase in employees was primarily in our options market-making and asset management businesses.

   Execution and clearance fees increased 8.9% to $26.6 million for the three months ended September 30, 2001, from $24.5 million for the comparable period in 2000. As a percentage of total revenues, execution and clearance fees increased to 20.3% for the three months ended September 30, 2001, from 13.0% for the comparable period in 2000. Execution and clearance fees increased primarily due to a 69.1% increase in U.S. options contracts to 8.7 million contracts for the three months ended September 30, 2001 from 5.1 million contracts for the comparable period in 2000. Execution and clearance fees also increased as a result of our international expansion efforts in Europe and Japan. The increase was offset, in part, due to the 22.3% decrease in U.S. equity trades executed to 24.4 million equity trades for the three months ended September 30, 2001 from 31.4 million equity trades for the comparable period in 2000. The increase in execution and clearance charges as a percentage of total revenue was primarily due to the decrease in average revenue per U.S. equity trade and per U.S. option contract and an increase in U.S. options volume.

   Payments for order flow decreased 61.3% to $14.4 million for the three months ended September 30, 2001, from $37.3 million for the comparable period in 2000. As a percentage of total revenue, payments for order flow decreased to 11.0% for the three months ended September 30, 2001 from 19.8% for the comparable period in 2000. The decrease in payments for order flow on a dollar basis and as a percentage of total revenue was primarily due to changes in our payment for order flow policy initiated in the second quarter of 2001 resulting from decimalization, partially offset by the 43.3% increase in U.S. equity shares traded and the introduction of payment for order flow in the options marketplace in the third quarter of 2000.

   Communications and data processing expense increased 64.3% to $13.2 million for the three months ended September 30, 2001, from $8.1 million for the comparable period in 2000. This increase was generally attributable to an increase in our number of employees, investment in technology, growth in our options business and our international expansion in Europe and Japan.

   Depreciation and amortization expense increased 44.0% to $10.6 million for the three months ended September 30, 2001, from $7.4 million for the comparable period in 2000. This increase was primarily due to the purchase of approximately $71.2 million of additional fixed assets and leasehold improvements between September 30, 2000 and September 30, 2001 and the amortization of goodwill related to our acquisitions of the listed securities market-making businesses of KCM and Tradetech and various options specialist businesses.

   Occupancy and equipment rentals expense decreased 23.3% to $4.1 million for the three months ended September 30, 2001, from $5.4 million for the comparable period in 2000. This decrease was primarily attributable to the decrease in computer equipment lease expense.

   Professional fees decreased 37.0% to $3.7 million for the three months ended September 30, 2001, from $5.8 million for the comparable period in 2000. This decrease was primarily due to decreased consulting expenses related to our investments in technology, our European and Japanese expansion efforts and legal and other professional fees.

   Business development expense was $2.4 million for each of the three months ended September 30, 2001 and 2000, respectively. The primary reason was that travel and entertainments costs remained at about the same levels.

   Other expenses increased 9.3% to $5.7 million for the three months ended September 30, 2001, from $5.2 million for the comparable 2000 period. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business growth.

   During the three months ended September 30, 2001, pre-tax non-operating charges of $6.6 million were incurred. The charges consist of write-downs of assets and other expenses in connection with our excess real-estate capacity.

   Our effective tax rates for the three months ended September 30, 2001 and 2000, respectively, differ from the federal statutory rate of 35% due to state income taxes, non-deductible foreign losses as well as non-deductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses.

Nine Months Ended September 30, 2001 and 2000

  Revenues

   Net trading revenue from equity security market-making decreased 62.0% to $319.5 million for the nine months ended September 30, 2001, from $840.3 million for the comparable period in 2000. U.S. equity trading revenue represents the majority of our equity market-making revenue. This decrease in equity trading revenue was primarily due to decreased average revenue capture per U.S. equity share. Average revenue capture per U.S. equity share decreased to $.0035 per share for the nine months ended September 30, 2001 from $.0097 per share during the same period in 2000. This decrease was offset, in part, due to an increase in U.S. equity share volume. Total U.S. equity share volume increased 5.4% to 91.9 billion equity shares traded for the nine months ended September 30, 2001, from 87.3 billion equity shares traded for the comparable period in 2000. The increase in U.S. equity share volume is largely due to higher share volume in very low-priced Bulletin Board and Pink Sheet stocks. Net trading revenue from options market-making increased 12.7% to $106.0 million for the nine months ended September 30, 2001 from $94.1 million for the comparable period in 2000. The increase is due to higher

U.S. option contract volume, offset by lower average revenue capture per U.S. option contract. Total U.S. option contract volume was impacted by KFP's continuing purchases of additional exchange posts during the last year which increased our options market making coverage. Total U.S. option contract volume increased 110.3% to 27.6 million contracts for the nine months ended September 30, 2001 compared to 13.1 million contracts for the comparable period in 2000. The increase was partially offset by the decrease in average revenue capture per U.S. option contract, which decreased to $3.74 per U.S. option contract for the nine months ended September 30, 2001 from $6.78 per U.S. option contract for the comparable period in 2000.

   Asset management fees increased 2.6% to $31.8 million for the nine months ended September 30, 2001, from $31.0 million for the comparable period in 2000. The increase in fees was primarily due to an increase in the amount of funds under management in the Deephaven Market Neutral Master Fund, which contained the majority of funds under management, from $630.0 million at September 30, 2000 to $1.2 billion at September 30, 2001. The increase was offset by the decrease in fund return from 26.55% for the first nine months of 2000 to 10.80% for the first nine months of 2001.

   Commissions and fees increased 93.5% to $36.6 million for the nine months ended September 30, 2001, from $18.9 million for the comparable period in 2000. This increase is primarily due to payments received by our professional option execution services business, KEP, for directing order executions, as well as higher equity share volumes from institutional customers in listed securities.

   Interest income, net of interest expense, increased 55.3% to $20.6 million for the nine months ended September 30, 2001, from $13.3 million for the comparable period in 2000. This increase was primarily due to changes in our market making positions from net long to net short.

   Investment income and other income decreased 1.8% to $7.8 million for the nine months ended September 30, 2001, from $8.0 million for the comparable period in 2000. This slight decrease was primarily due to a decrease in income from our investments.

  Expenses

   Employee compensation and benefits expense decreased 42.7% to $192.0 million for the nine months ended September 30, 2001, from $335.1 million for the comparable pro forma period in 2000. As a percentage of total revenue, employee compensation and benefits expense increased to 36.7% for the nine months ended September 30, 2001, from 33.3% for the comparable pro forma period in 2000. The decrease on a dollar basis was primarily due to decreased gross trading profits and lower margins, offset, in part, by the growth in the number of employees. The increase on a percentage basis was primarily due to the decrease in average net revenue per U.S. equity share and U.S. option contract and a growth in our number of employees. Due to decreased net trading revenue and profitability, profitability based compensation decreased 64.1% to $98.0 million for the nine months ended September 30, 2001, from $273.4 million for the comparable pro forma period in 2000, and represented 51.1% and 81.6% of total employee compensation and benefits expense for the nine months ended September 30, 2001 and 2000, respectively. Our number of employees increased to 1,377 employees as of September 30, 2001, from 1,209 employees as of September 30, 2000. This increase in employees was primarily in our options market-making and asset management businesses.

   Execution and clearance fees increased 3.8% to $86.8 million for the nine months ended September 30, 2001, from $83.6 million for the comparable period in 2000. As a percentage of total revenue, execution and clearance fees increased to 16.6% for the nine months ended September 30, 2001, from 8.3% for the comparable period in 2000. The increase on a dollar basis was primarily due to a 110.3% increase in U.S. options contracts executed from 13.1 million U.S. options contracts executed for the nine months ended September 30, 2000 to
27.6 million for the nine months ended September 30, 2001. Execution and clearance fees also increased as a result of our international expansion efforts in Europe and Japan. The increase was offset, in part, by a 20.6% decrease in U.S. equity trades executed to 86.4 million equity trades for the nine months ended September 30,

2001, from 108.8 million equity trades in the comparable period in 2000. The increase in our execution and clearance fees as a percentage of total revenue was primarily due to a decrease in average revenue per U.S. equity trade and per U.S. option contract and an increase in options volume.

   Payments for order flow decreased 52.3% to $64.3 million for the nine months ended September 30, 2001, from $134.9 million for the comparable period in 2000. As a percentage of total revenue, payments for order flow decreased to 12.3% for the nine months ended September 30, 2001 from 13.4% for the comparable period in 2000. The decrease in payments for order flow on a dollar basis and as a percentage of total revenue was primarily due to changes in our payment for order flow policy, resulting from decimalization, initiated in the second quarter 2001. The decrease was partially offset by the 5.4% increase in U.S. equity shares traded, a decrease in our average revenue per U.S. equity share and the introduction of payment for order flow in the options marketplace in the third quarter of 2000.

   Communications and data processing expense increased 77.1% to $39.5 million for the nine months ended September 30, 2001, from $22.3 million for the comparable period in 2000. This increase was generally attributable to an increase in our number of employees, investment in technology, growth in our options business and our international expansion in Europe and Japan.

   Depreciation and amortization expense increased 82.6% to $31.2 million for the nine months ended September 30, 2001, from $17.1 million for the comparable period in 2000. This increase was primarily due to the purchase of approximately $71.2 million of additional fixed assets and leasehold improvements between September 30, 2000 and September 30, 2001 and the amortization of goodwill related to our acquisitions of the listed securities market-making businesses of KCM and Tradetech and various options specialist businesses.

   Occupancy and equipment rentals expense increased 7.3% to $13.7 million for the nine months ended September 30, 2001, from $12.8 million for the comparable period in 2000. This increase was primarily attributable to additional office space occupied. We occupied 286,608 square feet of office space at September 30, 2001, up from 271,924 square feet of office space at September 30, 2000.

   Professional fees decreased 22.0% to $12.9 million for the nine months ended September 30, 2001, down from $16.5 million for the comparable period in 2000. This decrease was primarily due to decreased consulting expenses related to our investments in technology, our European and Japanese expansion efforts and legal and other professional fees.

   Business development expense decreased 6.6% to $9.9 million for the nine months ended September 30, 2001, from $10.6 million for the comparable period in 2000. This decrease was primarily the result of decreased advertising costs and travel and entertainment costs in the first nine months of 2001 compared to the first nine months of 2000.

   Other expenses increased 31.4% to $15.9 million for the nine months ended September 30, 2001, from $12.1 million for the comparable period in 2000. This was primarily the result of increased administrative expenses and other operating costs in connection with the growth in our options business as well as European and Asian expansion.

   During the nine months ended September 30, 2001, pre-tax non-operating charges of $18.2 million were incurred. The charges consist of a $10 million non-recurring charge relating to an impaired investment in a non-public e-commerce company, $6.6 million related to a write-down of assets related to excess real-estate capacity and $1.6 million related to a write-down of certain exchange seats.

   Our effective and pro forma effective tax rates for the nine months ended September 30, 2001 and 2000 differ from the federal statutory rate of 35% due to state income taxes, non-deductible foreign losses as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses.

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

   In September 2000, the FASB issued SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement resets accounting standards for differentiating between securitizations and other transfers of financial assets that are sales from transfers that are secured borrowings. We adopted certain provisions of SFAS No. 140 as of December 31, 2000, which did not have a material impact on our financial statements. We adopted the remaining provisions of SFAS No. 140 effective April 1, 2001, which did not have a material impact on our financial statements.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement requires that companies account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Business combinations completed before June 30, 2001 originally accounted for under the pooling of interest method will continue to be accounted for under that method. This statement also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We adopted the provisions of SFAS No. 141 as of July 1, 2001. The adoption of this statement did not have a material impact on our financial statements.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with an indefinite useful life will no longer be amortized, but will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. We anticipate adopting the provisions of SFAS No. 142 on January 1, 2002. We are currently evaluating the impact the statement will have on our financial position, results of operations and cash flows.

Liquidity and Capital Resources

   Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings, the private placement of preferred and common units and borrowings under subordinated notes. As of September 30, 2001, we had $3.1 billion in assets, 90.6% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges.

   Net income plus depreciation and amortization was $4.9 million and $28.0 million during the three months ended September 30, 2001 and 2000, respectively. Depreciation and amortization expense, which related to fixed assets and goodwill, was $10.6 million and $7.4 million during the three months ended September 30, 2001 and

2000, respectively. Capital expenditures were $15.4 million and $12.6 million for the three months ended September 30, 2001 and 2000, respectively, primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost. Additionally, we made cash payments of $463,000 for the three months ended September 30, 2000 in connection with our acquisitions of the listed securities market-making businesses of KCM in 1995 and Tradetech in 1997. These arrangements ended during 2000. We anticipate that we will meet our 2001 capital expenditure needs out of operating cash flows.

   As registered broker-dealers and market makers, KS, KCM, KFP and KEP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to their parents, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At September 30, 2001, KS had net capital of $255.0 million, which was $252.2 million in excess of its required net capital of $2.8 million, KCM had net capital of $50.7 million which was $49.7 million in excess of its required net capital of $1.0 million, KFP had net capital of $50.3 million which was $50.0 million in excess of its required net capital of $250,000 and KEP had net capital of $2.4 million which was $2.3 million in excess of its required net captial of $100,000. Additionally, KSIL, KSJ and KFP are subject to capital adequacy requirements of the Securities and Futures Authority Limited in the United Kingdom, the Financial Supervisory Agency in Japan and the Australian Stock Exchange in Australia, respectively. As of September 30, 2001, we were in compliance with the capital adequacy requirements of all of our foreign subsidiaries.

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

   We employ automated proprietary trading and risk management systems which provide real-time, on-line risk management and inventory control. We monitor our risks by a constant review of trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals, appropriate risk measures and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

   In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC securities. The fair value of these securities at September 30, 2001 was $127.4 million in long positions and $109.8 million in short positions. Additionally, we have $89.0 million in long positions and $7.7 million in short positions in an account managed by Deephaven. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $9.9 million loss as of September 30, 2001 due to the offset of gains in short positions with losses in long positions.

   In the normal course of options market making, we maintain inventories of options, futures and equities. Our main exposure is from equity price and volatility risk. We manage these exposures by constantly monitoring and diversifying our exposures and position sizes and establishing offsetting hedges. Our market-making staff and trading room managers continuously manage our positions and our risk exposures. Our systems incorporate trades and update our risk profile using options pricing models on a real-time basis.

   Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, these reports are distributed to senior management and the firm's risk managers who incorporate this information in our daily market-making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At September 30, 2001, 10% movements in volatility and stock prices on our equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market-making portfolio:

                             Change in Stock Prices
                     ---------------------------------------
                         -10%        None          +10%
                     ------------ ----------- --------------
Change in Volatility
   +10%............. $1.5 million 0.1 million ($0.1 million)
   None.............  1.1 million    --         0.5 million
   -10%.............  0.5 million 0.1 million   1.3 million

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

   For working capital purposes, we invest in money market funds, commercial paper, government securities or maintain interest bearing balances in our trading accounts with clearing brokers, which are classified as cash equivalents and receivable from brokers and dealers, respectively, in the Consolidated Statements of Financial Condition. These other amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   We and certain of our officers and employees have been subject to legal proceedings in the past and may be subject to legal proceedings in the future. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we can predict with any reasonable certainty, could have a material adverse effect on our business, financial condition or operating results. We and certain of our past and present officers and employees are currently the subject of legal proceedings, such as those stated in our 8-K filings of November 30, 2000 and August 29, 2001, respectively. We are unable to predict the outcome of any such proceeding and assess or quantify the potential damages, if any.

   From time to time, we have been threatened with, or named as a defendant in, lawsuits, securities arbitrations before the NASD, and administrative claims. Compliance and trading problems that are reported to the NASDR or the NASD by dissatisfied customers of our broker-dealer clients may be investigated by the NASDR or the SEC and may rise to the level of arbitration or disciplinary action.

   The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. From time to time, NASDR and the SEC make allegations of our noncompliance which we defend vigorously.

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

   In light of changing market conditions and consistent with others in the financial industry, the Company continued to evaluate its cost structure and all projects that facilitate equity trading during the third quarter and in October. As a result, the Company has made further reductions in its domestic equities workforce and in its European workforce.

Item 6. Exhibits and Reports on Form 8-K

None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto until duly authorized.

                                        KNIGHT TRADING GROUP, INC.

                                          /S/ ROBERT I. TURNER
                                         --------------------------------------
                                          By: Robert I. Turner
                             Title: Director, Executive Vice President, Chief
                                              Financial Officer and Treasurer
                                              (principal financial and
                                              accounting officer)

Date: November 13, 2001