Form 10-K
period 2001-12-31
KNIGHT TRADING GROUP INC
filed 2002-03-29
CIK 1060749

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $716,565,769 at March 25, 2002 based upon the closing price for shares of the Registrant's Class A Common Stock as reported by the National Market System of the Nasdaq Stock Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

   At March 25, 2002 the number of shares outstanding of the Registrant's Class A Common Stock was 124,214,113 and there were no shares outstanding of the Registrant's Class B Common Stock as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company's 2002 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

================================================================================

                          KNIGHT TRADING GROUP, INC.

                            FORM 10-K ANNUAL REPORT

                  For the Fiscal Year Ended December 31, 2001

                               TABLE OF CONTENTS

PART I
Item 1.  Business.............................................................................  3
Item 2.  Properties........................................................................... 15
Item 3.  Legal Proceedings.................................................................... 15
Item 4.  Submission of Matters to a Vote of Security Holders.................................. 16

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................ 16
Item 6.  Selected Financial Data.............................................................. 17
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations 18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................... 37
Item 8.  Financial Statements and Supplementary Data.......................................... 40
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosures................................................................ 61

PART III
Item 10. Directors............................................................................ 61
Item 11. Executive Compensation............................................................... 61
Item 12. Security Ownership of Certain Beneficial Owners and Management....................... 61
Item 13. Certain Relationships and Related Transactions....................................... 61

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 61
Exhibit Index................................................................................. 61
Signatures.................................................................................... 62

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY," "KNIGHT", "WE", OR "OUR" SHALL MEAN KNIGHT TRADING GROUP, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES.

CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED BY REFERENCE, INCLUDING WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES", "INTENDS", "EXPECTS", "ANTICIPATES" AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MANAGEMENT. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. SINCE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THE ACTUAL RESULTS AND PERFORMANCE OF THE COMPANY MAY TURN OUT TO BE MATERIALLY DIFFERENT FROM THE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. UNLESS OTHERWISE REQUIRED BY LAW, THE COMPANY ALSO DISCLAIMS ANY OBLIGATION TO UPDATE ITS VIEW OF ANY SUCH RISKS OR UNCERTAINTIES OR TO ANNOUNCE PUBLICLY THE RESULT OF ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT; HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH HEREIN, IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN THIS REPORT.

                                    PART I

Item 1.  Business

  Overview

   Knight Trading Group, Inc., a Delaware corporation, and its subsidiaries (collectively "Knight" or the "Company") operate in two business segments: wholesale securities market-making and asset management. We are the leading wholesale equities market maker in The Nasdaq Stock Market ("Nasdaq") and the Nasdaq Intermarket in the U.S., and, during the past two years, we have established majority-owned wholesale equity market-making operations in Europe and Japan. The Company also operates a leading listed options market-making business and a professional options execution business in the U.S. Through our Deephaven Capital Management LLC ("Deephaven") subsidiary, we also operate an asset management business for institutions and high net worth individuals.

   In the midst of changes in the securities industry in the early-1990's, our founders developed a vision of the next-generation business model for market-making. The business model required a focus on client service, technology and operating efficiencies resulting from high trading volumes. In 1995, our founders' vision materialized with the establishment of Knight Securities, L.P. ("KS"), and the acquisition of Knight Capital Markets LLC ("KCM"). Through KS, we make markets in equity securities in Nasdaq and on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). Through KCM, we make markets in the Nasdaq Intermarket, which is the over-the-counter market in exchange-listed equity securities, primarily those listed on the New York Stock Exchange ("NYSE") and the American Stock Exchange ("AMEX"). Since our inception, we have experienced significant growth in market share for our equity market-making services. Our dedication to providing quality executions allowed us to expand quickly our client base during the rapid increase of on-line investing that occurred during this time. Although retail on-line investing has decreased since mid-2000, we have maintained our industry-leading market share in the equity markets in which we participate.

   In 2000, we entered the options market-making and asset management businesses by acquiring Arbitrade Holdings LLC ("Arbitrade"). We subsequently renamed the options market-making business Knight Financial Products LLC ("KFP") and retained the Deephaven name for our asset management business. KFP is a leading equity options market maker in the U.S. and Deephaven sponsors a private investment fund with over $1.2 billion in assets under management as of December 31, 2001. We also entered international markets in 2000 and 2001 by establishing majority-owned wholesale equities market-making operations in Japan and Europe, respectively.

   For the year ended December 31, 2001, we had revenues of $684.7 million, a 46% decrease from 2000 revenues of $1,257.3 million. Our pre-tax income decreased to $54.3 million in 2001, an 87% decrease over 2000 pre-tax income of $418.5 million. In 2001, we executed 117.3 million U.S. equity trades and traded 135.0 billion U.S. equity shares, down from 142.7 million trades and up from 112.1 billion shares in the prior year.

  Wholesale Market-Making

   Equity Industry Background

   Over the last five years, the U.S. market for equity securities has experienced strong growth in trading volumes. The increase in trading volumes resulted from a number of factors, including increased cash flows into equity-based mutual funds, historic high returns in U.S. equity markets, the emergence and rapid growth of on-line discount brokers and retail investor participation, technological innovations, like the emergence of the Internet, and reduced transaction costs.

   Market makers provide trade executions by offering to buy securities from, or sell securities to, broker-dealers and institutions. Market-making firms that have elected to make a market in securities, display the prices at which they are willing to bid, meaning buy, or ask, meaning sell, these securities and adjust their bid and ask prices in response to the forces of supply and demand for each security. Traditionally, market makers were either internal departments within larger, diversified securities firms focused on a limited range of securities to support their investment banking and research departments, or independent businesses. Many discount brokers and on-line brokers did not have internal market-making functions and, accordingly, relied entirely on third-party market makers for order execution. This trend has changed over time as discount brokers, large diversified securities firms and on-line brokers have either acquired market-making firms or expanded the number of stocks in which they make markets.

   A market maker acts as principal and derives revenues from the difference between the price paid when securities are bought and the price received when those securities are sold. In the past, market makers relied on the spreads between bid and ask prices to ensure profitability and built cost structures based on these spreads. However, recent changes in regulations governing the securities industry and the recent adoption of decimalization and the resulting one-penny minimum price variant ("MPV") have reduced average spreads. Trading in decimal prices became fully implemented in NYSE and AMEX listed securities in January 2001 and in Nasdaq markets in April 2001. A June 11, 2001 study conducted by Nasdaq Economic Research demonstrated that effective spreads contracted by 46% in the first month of decimalization, greater than the original projections of a 10% contraction.

   In this narrow spread environment, maintaining profitability has become extremely difficult for many market makers. To remain profitable, market makers must execute a larger volume of trades and maintain increased inventory positions. Large volumes of trading provide an opportunity to spread fixed costs over a larger number of trades. However, increases in trading volumes are only a benefit for the market maker if its cost per trade is lower than its revenue per trade and if the market maker is able to manage the risks associated with larger inventory positions. As net profit per trade in the industry has significantly declined with the advent of decimalization and the one-penny MPV, market makers have had to rely on inventory management expertise versus spread trading, a practice made more challenging in the current market environment given the lack of directionality in the markets.

   Over the course of the last year, competition for order flow in the U.S. equity markets has intensified due to the implementation of the Securities and Exchange Commission ("SEC") Rules 11Ac1-5 and 11Ac1-6. These rules add greater disclosure to execution quality and order-routing practices. Rule 11Ac1-5 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 11Ac1-6 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements as well as internalization practices. Given an order entry firm's fiduciary requirement to seek to obtain best execution for their clients' orders, competition for order flow is now based more on the demonstrable quality of executions and less on personal relationships with other firms. To compete effectively today for order flow, we and our competitors are focusing more than ever on these statistical measurements of quality of order execution, which encompasses the price, speed and size of executions.

   Options Industry Background

   Before 1999, most actively traded U.S. equity options classes were listed on only one options exchange, giving brokers no choice of routing destinations for their options orders. Since mid-1999, the U.S. equity options markets have undergone significant change.

   In August 1999, the options exchanges began to aggressively compete with each other by listing options that had previously traded exclusively on only one exchange, giving brokers a choice of where to send their customers' orders. Accordingly, exchanges and their members began competing intensely for those orders. This competition has taken many forms, including faster and more reliable executions, lower transaction costs, and increased liquidity at the displayed quotes. Competition also has been heightened by the entry in year 2000 of the first new options exchange in 27 years, the International Securities Exchange. Competition has produced a variety of results, including the narrowing of spreads.

   With increased competition for options order flow, options market liquidity providers, like KFP and participants in the equities markets, have offered direct and indirect economic inducements to brokers in return for brokers agreeing to route their customers' order flow to them. These economic inducements have generally taken the form of payment for order flow and reciprocal order routing agreements. Economic inducements to attract order flow have made it more expensive to transact business in the options markets. Other factors have also contributed to increased competition in the options markets, such as "internalization" of retail options orders, i.e., firms trading as counterparties with their customer orders, or firms routing to affiliated specialists.

   In addition, over the past year the options industry has seen significant consolidation. Today, fewer options market liquidity providers exist. However, the largest options market liquidity providers have increased their percentage share of the options market. KFP is one of these liquidity providers in the options markets.

  The Knight Trading Group Market-Making Strategy

   Since inception, Knight's market-making business model has been focused on providing competitive best execution services, managing risk profitably, maintaining efficient and reliable trading technology, and providing high-quality client services. This model has enabled Knight to achieve economies of scale and operating efficiencies.

   The main elements of our strategy include:

  .   Competitive Best Execution Services

   We have implemented a variety of best execution practices that provide our clients with timely and competitive executions. These practices include, but are not limited to, price improvement, continuous liquidity, speed of executions for market orders and high fulfillment rate plus rapidity of executions for limit orders. As required by SEC Rule 11Ac1-5, we post our aggregated execution quality statistics for our domestic equities business on our website on a monthly basis. These statistics indicate that our execution quality is highly competitive in the marketplace.

  .   Maintaining Efficient and Reliable Trading Technology

   We rely heavily on technology to facilitate our market-making activities. KS, KSIL (defined herein) and KSJ (defined herein) use the BRASS(R) trading system under license from SunGard Trading Systems (formerly known as Automated Securities Clearance). BRASS(R) is used by approximately 250 market makers. KS and KSIL are one of a small number of BRASS(R) users to run BRASS(R) on their own computers with their own personnel, while other market makers, and our KSJ subsidiary, use SunGard Trading Systems as a service bureau. KCM employs a TCAM/Appletree trading system. KFP has developed its own proprietary trading and risk management systems.

   We have made significant investments in our technology platform and infrastructure since our inception. Our equity market-making trading systems are augmented by software applications that enable the processing of a large volume of order flow efficiently, without diminishing speed of execution. Our equity market-making systems are designed to process up to 1.5 million trades per day. This capacity assumes an even distribution of trading activity throughout the day; however, our systems may experience processing delays during peak volume periods that result from heavy trading activity. We continue to invest in technology to further enhance our processing capability, as we believe that the market-making business will continue to be driven by firms that recognize the importance of scale. Our ability to process large volumes of trades at a decreasing cost will be crucial to generating profits.

  .   Managing Risk Profitably

   Our net trading revenues are dependent on our ability to evaluate and act rapidly on market trends and to manage risk profitably. Our methodology focuses on the dynamic, real-time analysis of market activity and price movements, which enables us to manage risk better. Throughout the business day, we continually analyze our trading positions in individual securities and monitor our short and long positions and our aggregate profits and losses. Management uses this information to assess market trends and adjust its trading strategy on a real-time basis in an effort to maximize its trading profits.

  .   Commitment to High Quality Client Service

   We are committed to providing high quality client service. We believe that our highly skilled, experienced and entrepreneurial workforce can effectively address the needs of our clients. Our client service group is dedicated to handling orders greater than the automated execution size and ensuring consistent quality of execution. We are also actively expanding our product offerings to institutions.

  Market-Making Subsidiaries

   The majority of our revenues come from our wholesale market-making operations in the U.S. Our international market-making businesses are in developmental stages, and have not been profitable to date.

   Domestic Market-Making

   Knight Securities, L.P.

   KS is the largest wholesale market maker operating in Nasdaq. KS is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and is also a member of the NASD. KS is the largest of the Company's subsidiaries and provides the majority of our revenues. The majority of KS revenues come from net trading revenues, which is derived from executing retail and institutional order flow on a principal basis.

   Based on rankings published by The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by market makers, KS achieved a #1 market share ranking of volume in Nasdaq/OTC securities for the first time in February 1998. KS has continued to maintain this #1 ranking. While our trading volumes have declined from their peak highs in late 1999 and early 2000 as retail trading levels have fallen, our share volumes have increased due to lower prices for securities as a result of the overall decline in the equities markets. For 2001, KS share volume in U.S. equity shares was 110.9 billion or 82% of our total U.S. equity share volume.

   Over the last 18 months, KS's profitability has been negatively impacted by the downturn in the U.S. economy and market structure changes. The downturn in the U.S. economy in 2000 and 2001 affected retail investor participation in the equity markets. As a result, a higher percentage of KS orders came from professional traders and investors, which traditionally have a lower revenue capture per equity share than retail investor order flow. Our profitability has also been negatively impacted by lower share prices as a result of the overall decline in the equities markets. In addition, in 2001 a significant market structure change was introduced into the marketplace. The U.S. equity markets began trading in decimals, instead of the traditional fractions. The introduction of decimal pricing led to the narrowing of bid/offer spreads to a one-penny MPV creating less profit opportunity.

   As a result of these two factors, we have focused on adapting our trading methodologies to reflect these market structure changes and increasing our revenues from institutional trading. Historically, institutional order flow has had a higher revenue capture per share than retail order flow. In the future, KS intends to continue to expand its institutional sales force to increase its penetration into the leading U.S. institutions and to expand the variety of products and services that we offer clients.

   Knight Capital Markets LLC

   KCM, formerly Trimark Securities, Inc., is the largest Nasdaq Intermarket trading firm. KCM is a broker-dealer registered with the SEC and is also a member of the NASD.

   According to the NASD, KCM has held the #1 market share ranking in the trading of the over-the-counter market for NYSE-listed securities in the Nasdaq Intermarket since 1998. According to the NASD, KCM has also held the #1 market share ranking in the trading of the over-the-counter market for AMEX-listed securities in the Nasdaq Intermarket since 1998. For 2001, KCM share volume in U.S. equity shares was 24.1 billion or 18% of our total U.S. equity share volume. In addition, based on information published by The AutEx Group for December 2001, we had a 8.74% market share and were ranked #3 in listed block volume. KCM's trade and share volumes increased in 2001 primarily due to the overall lower prices of listed equity securities. KCM also faced the same economic and market structure challenges that impacted KS in 2001, as described above.

   Knight Financial Products LLC

   KFP is a leading U.S. equity options market maker, and has a strong presence on all five of the U.S. options exchanges. KFP is also a founding member of the International Securities Exchange, the first electronic options exchange in the U.S. KFP makes markets in listed options on individual equities, equity indices and fixed income futures instruments in the U.S. We are in the process of closing our small options market-making operations in Europe and Australia as they were not profitable and were non-core to our business strategy.

   Volume in KFP trading posts nearly doubled in 2001, rising from 5.3% of the volume of domestic option contracts to 9.9% at year-end. This increase was primarily due to KFP adding 193 option classes to its specialist posts in 2001 resulting from its specialist post acquisitions during the year. Since our acquisition of KFP, KFP has acquired a total of 342 option classes and now provides options market-making in approximately 570 options classes, which cover more than half of all equity option order flow on all five U.S. options exchanges. We expect further consolidation to occur in the options industry in 2002, as evidenced already by the recent acquisitions by TD Bank Financial Group of LETCO and Stafford. As a result of these acquisitions, KFP is now the fourth largest U.S. equity options market maker (at the end of 2001, KFP was the third largest U.S. equity options market maker).

   KFP's trading volume in listed options grew by over 75% in 2001. KFP's trading volume increased to 37.4 million U.S. option contracts in 2001 from
21.4 million U.S. option contracts in 2000. Due to lower underlying prices of equities, and increased competition, revenue per option contract declined in 2001. We expect revenue per option contract to continue to decline as consolidation continues. We will continue to evaluate our operations and cost structure in light of this decline in revenue per option contract.

   KFP is a broker-dealer registered with the SEC. KFP is also a member of the Chicago Board Options Exchange, the American Stock Exchange, the Pacific Exchange, the Philadelphia Stock Exchange, the International Stock Exchange, the Chicago Board of Trade and the Chicago Mercantile Exchange.

   Knight Execution Partners LLC

   In 2000, we purchased the professional options execution services business from Mesirow Financial, which we subsequently renamed Knight Execution Partners LLC ("KEP"). KEP is a broker-dealer registered with the SEC and is also a member on all five U.S. options exchanges.

   Acting as a broker, KEP routes client options order flow to all five options exchanges, including those options in which KFP acts as a specialist. KEP provides its domestic and foreign broker-dealer clients and institutions with best execution for their retail order flow, at the most appropriate venue for each order. KEP's revenue streams have changed considerably over the past year. When we purchased this business, KEP charged its clients for providing best execution and order routing services. During late 2000 and early 2001, competitive pressures in the U.S. options marketplace forced KEP to drastically reduce the order routing fees it charges third parties. KEP's main revenue source at the present time is to receive rebates from KFP and other execution destinations for routing option order flow. While this entity was profitable when we purchased it in 2000, these competitive changes have greatly reduced the profit potential from operating this business, and we expect KEP to continue to operate this business as an additional service to support KFP's business.

   International Market-Making

   Knight Roundtable Europe Limited

   In 2001, we established a European market-making venture, named Knight Roundtable Europe Limited ("KREL"), with 21 pan-European and U.S. banks and broker-dealers, who contributed a total of $29.6 million. We also contributed $29.6 million in cash and our UK broker-dealer, Knight Securities International Ltd. ("KSIL"), to the venture in exchange for an approximate 85% ownership stake. KREL's sole business is to own and operate KSIL. KSIL provides wholesale market-making services primarily in UK equity securities and routes U.S. equity orders to KS for execution.

   At the time we established KREL, we anticipated that the significant growth in the U.S. equity markets and, specifically, on-line retail trading would expand to the European equity markets. However, this growth did not materialize as planned, and trading volumes were significantly lower than anticipated. As a result, our initial infrastructure investment proved to be oversized for the market conditions. As a result of lower volumes and difficult market conditions, we incurred operating losses throughout the first half of 2001. We responded in the second half of 2001 by scaling back our infrastructure and reducing our European workforce by 43 percent to 110 people. In addition, we reduced the number of European and UK stocks in which we make markets to approximately 650 from over 1,100 in mid-2001. Despite these expense reductions, we continued to experience losses through the second half of 2001 and to the present time. We will continue to reassess our investment in Europe based on market conditions and our financial performance.

   KSIL is regulated by the Financial Services Authority and is a member of the London Stock Exchange, Deutsche Borse and Nasdaq Europe.

   Knight Securities Japan Ltd.

   In the third quarter of 2000, we established a joint venture operation with Nikko Cordial Group ("Nikko") to provide wholesale market-making services in Japanese equity securities. This entity, called Knight Securities Japan Ltd. ("KSJ"), is registered as a securities firm in accordance with Japanese Securities and Exchange Law. KSJ combines our technology and trading expertise with the regulatory and market expertise, cultural insight and management experience of Nikko. We own 60% of this joint venture.

   KSJ commenced trading Jasdaq equity securities in December 2000. Jasdaq is a relatively small exchange which trades in both market-making and auction markets. There are 336 Jasdaq stocks in which market-making occurs and 589 names in the auction market. Currently, we are a leading market maker on Jasdaq. We recently announced that Matsui Securities Co., Ltd. ("Matsui") will route to KSJ its orders for Jasdaq stocks that require market-making. Matsui is the first non-affiliated securities firm that will electronically send to KSJ its Jasdaq market-making orders via a host-to-host connection. We also intend to develop a number of additional direct electronic links to other securities firms in 2002. KSJ has also invested in Nasdaq Japan and plans to be a founding market maker upon its launch. KSJ's current investment is carried at approximately $3.7 million. The launch date for Nasdaq Japan has been delayed. As a result of this delay, Nasdaq Japan's financial performance to date, and uncertainty about the future prospects of Nasdaq Japan, KSJ may have to writedown all, or a portion, of its investment. Ultimately, KSJ anticipates that it will expand its market-making services to stocks traded on additional Japanese equity markets, dependent upon changes to current Japanese market regulations.

   Since trading commenced, the market environment in Japan has been very challenging. In addition, market structure changes (the movement towards market-making and the introduction of best execution practices) have been slow to occur. As a result, we have experienced losses at KSJ through the present time. KSJ's future profitability will be largely dependent upon improved market conditions and market structure changes, and until market conditions improve in Japan, and market structure changes occur, we believe the profitability outlook for KSJ is modest. We will continue to reassess our investment in Japan based on market conditions and our financial performance.

  Asset Management

   Deephaven Capital Management LLC

   Deephaven performs investment management and sponsors a private investment fund. Managing a market neutral portfolio, it offers institutions, fund-of-funds, pension plan sponsors, trusts, endowments and high net worth individuals access to a variety of investment strategies focused on sophisticated arbitrage trading (convertible, statistical and risk), volatility trading and private placements. The managed portfolio has historically had a low correlation to the equities markets but its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets.

   In 2001, the managed fund generated a return to investors of 11.5% and ended the year with approximately $1.2 billion in assets. The return for 2001 exceeded the benchmark for Deephaven's peer group, Zurich Market Neutral Arbitrage Median, which returned 4.75% during the same period. These results were earned despite low

IPO and M&A activity that existed throughout 2001. The Company was an investor in the fund throughout 2001. As of April 1, 2002, the Company's investments in the fund will comprise approximately 11% of the total assets under management.

  Clients

   In the equities market-making industry, our clients include global, national, and regional full-service broker-dealers, discount brokers, institutions and electronic communication networks. Our goal is to provide these clients with quality and competitive executions that enables them to satisfy their fiduciary duties to their customers to seek and obtain the best execution reasonably available in the marketplace. Consequently, our executions typically occur at the national best bid or offer ("NBBO"), or better.

   A key focus in our market-making business is institutional money managers, who manage mutual funds, pension plans, trusts and endowments. Due to the size of the orders involved, institutional orders generally are more profitable than retail orders. As a result, we intend to continue growing our institutional sales force to support our growing institutional client base.

   In 2001, our largest client accounted for 10.9% of the Company's U.S. equity order flow in 2001 as measured in U.S. equity share volume. No other client accounted for over 10% of our equity order flow as measured in share volume.

   In the asset management segment, our clients include institutions, fund of funds, pension plan sponsors, trusts, endowments and high net worth individuals. No one investor accounted for 10% or more of the fund assets. However, as of April 1, 2002, we anticipate that our investment in the fund will comprise approximately 11% of the assets under management.

  Marketing

   We seek to increase our market share through print advertising, advertising on our Web site and a public relations program. Our marketing focuses on advertising our execution services in publications targeted at the securities industry. From time to time, we may choose to increase our advertising to target specific groups of clients or to decrease advertising in response to market conditions.

   We also market aggressively through one-on-one meetings with clients and potential clients, and continuous communications with existing clients. Our marketing strategy on the market-making front is to continue to differentiate Knight from competitors by enhancing its reputation and brand as the provider of quality and competitive execution solutions and liquidity with high quality client service. On the asset management side, we differentiate ourselves through our proven track record of strong fund returns.

   We also sponsor the Knight Senior Advisory Committee, which is a committee of senior securities industry professionals who meet to discuss operational procedures, strategic direction and their trading partnerships with us. During these meetings, we attempt to enhance communications between firms and address our clients' concerns, questions and ideas.

  Clearing Arrangements

   In October 1999, KS began clearing all of its trades through Broadcort Clearing Corp., a subsidiary of Merrill Lynch & Co. The contract between the parties will remain in effect until terminated by either party upon sixty days' prior written notice or upon thirty days' written notice in certain limited circumstances. KSIL clears through Merrill Lynch International, also a subsidiary of Merrill Lynch & Co. The contract between the parties will remain in effect until the earlier of July 2003 or until specified gross payments are paid by KSIL to Merrill Lynch International. KCM clears all of its trades through National Investor Services Corp., a subsidiary of

TD Waterhouse Group, Inc. The contract will remain in effect until terminated by either party upon sixty days' prior written notice. KFP clears the majority of its trades through First Options of Chicago, a subsidiary of Goldman Sachs Group, Inc.

  Technology

   Our success is largely attributable to management's ability to identify and deploy emerging technologies that facilitate the execution of trades. Not only has technology enhanced our ability to handle order flow, it has also been an important component of our strategy to comply with government regulations, achieve competitive execution standards and provide high-quality client service. We use our proprietary technology and technology licensed from third parties to monitor the performance of our traders, to assess our inventory positions and to provide ongoing information to our clients. We are electronically linked to our broker-dealer and institutional clients through dedicated circuits. Our trading volume is transacted over dedicated communications networks, which provide immediate access to our trading operations and facilitate the handling of client orders. We plan to continue to make additional investments in technology and to further automate our execution services.

   Architectural Design and Industry Standards. Our systems are designed to be open, interoperable, scalable, redundant and flexible. We utilize leading edge technologies including Sun Microsystems, Inc.'s operating system and hardware, C/C++ programming languages, Java, relational database management systems and on-line analytical processing.

   Electronic Commerce. Our electronic commerce architecture enables our broker-dealer and institutional clients to send their orders through a variety of electronic communications gateways, including the Internet and direct client interfaces over our private network. Our clients can use their own order management system, an institutional portfolio management system or can select from a variety of electronic connection protocols.

   Trading Systems. KS, KSIL and KSJ use versions of the BRASS(R) trading system designed by SunGard. This system has a client/server architecture that uses Sun Microsystems, Inc. workstations and servers. KS, KSIL and KSJ run a local version of BRASS(R). KS, KSIL and KSJ also make extensive use of application program interfaces, commonly known as APIs, to develop proprietary analytics that integrate with our trading systems.

   KCM uses the Appletree trading system designed by TCAM. This system runs on Stratus Computer Inc.'s fault tolerant platform. KCM has also developed software applications using APIs.

   KFP uses an inhouse developed proprietary system to make markets in options traded on all five options exchanges in the U.S. The system supports screen based trading as well as floor trading.

   Portal. Our business to business portal provides our clients with an array of web-based tools to interact with our trading systems. Broker-dealers, both foreign and domestic, use this portal to send us order flow, access reports and use the other tools it offers to facilitate their business.

   Institutional Sales Technology. Our integrated institutional sales technology platform consists of an order management system for the entry, management and routing of institutional orders, a system for the simultaneous distribution of indications of interest and trade advertisements to various sources, and a rules-based trade allocation matching engine to receive allocation instructions from clients and automate post-trade processing.

   Disaster Recovery Center. A disaster recovery facility is being designed at KCM's current site in Purchase, New York to provide back-up and disaster recovery capability. The Purchase site will initially be a "warm" site that has limited real-time production capability. Ultimately, this facility will run a "hot" real-time copy of all our trading data and provide back-up real-time operations to support our trading floors in Jersey City. This site will also have the ability to host a production system as well as facilities to support up to 75 of our traders on-site. In addition, all required connectivity (client, market data, clearing and market centers) will be available to ensure business continuity in the event of a disaster or major system malfunction.

   Originally, we had planned to construct a disaster recovery center in Fairfield, New Jersey. However, we believe that the Purchase location is more cost-effective and offers more advantages to the Company. As a result, we are currently exploring subletting all or part of the Fairfield premises.

  Competition

   Through 2001, we derived substantially all of our revenues from market-making and asset management activities. The market for these services is rapidly evolving and intensely competitive. We have seen an increase in competition during the past few years and we expect competition to continue and intensify in the future. KS competes primarily with wholesale global, national, and regional broker-dealers, as well as alternative trading venues, such as electronic communications networks ("ECNs"). KCM competes with the NYSE, the AMEX, regional exchanges, other broker-dealer competitors and ECNs. KFP competes with other options specialists and market makers, while Deephaven competes with other asset management companies. We compete primarily on the basis of execution standards, our relationship with our clients, our reputation and technology.

   ECNs. Electronic communications networks, commonly referred to as ECNs, are significant competitors. ECNs provide market participants with the ability to trade securities anonymously, manage inventory and obtain immediate display of their limit orders. However, ECNs merely provide a neutral forum in which third parties can display and match their limit orders. ECNs accounted for approximately 40% of Nasdaq volume in 2001 compared with the estimated 20% of Nasdaq volume they provided in 1999. ECNs also account for a small, but rising, portion of listed volume.

  Employees

   Our employee headcount decreased from 2000 levels. During 2001, we reduced our headcount in both the U.S. and Europe. At December 31, 2001 we had a total of 1,307 full-time employees, of which 47 were employed by Knight Trading Group, Inc., 528 were employed at KS, 122 were employed at KCM, 300 were employed at KFP, 107 were employed at Deephaven, 58 were employed at KEP, 110 were employed at KSIL and 35 were employed at KSJ. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

   We recruit and retain our employees by compensating them largely on a performance basis, measuring performance primarily in terms of revenue generation. We are committed to improving the skill levels of our employees and, to that end, we have established Knight School, formal training sessions in which trading staff learn new trading techniques and are informed of regulatory developments. We continue to develop additional programs to improve the skills and productivity of our work force.

  Intellectual Property and Other Proprietary Rights

   Our success and ability to compete are dependent to a degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely primarily on trade secret, trademark, domain name, patent and contract law to protect our intellectual property. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our intellectual property without authorization or otherwise infringe upon our proprietary rights. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to police unauthorized use of our intellectual property rights. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. These litigations, whether successful or unsuccessful, could result in substantial costs and diversions of resources either of which could have a material adverse effect on our business, financial condition and operating results. We may in the future receive notices of claims of infringement of other parties' proprietary rights.

   In addition, it is our policy to enter into confidentiality, intellectual property ownership and/or non-competition agreements with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property.

  Government Regulation

   The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, other self regulatory organizations, commonly known as SROs, such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, not protecting creditors or stockholders of market makers. Market makers are subject to regulation concerning certain aspects of their business, including trade practices, capital structure, record retention and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of directors, officers or employees, and other adverse consequences. We, and certain of our officers and other employees, have, in the past, been subject to claims arising from the violation of such laws, rules and regulations, which resulted in the payment of fines and settlements.

   Significant legislation and rule-making occurred in 2001 and early 2002. First, decimalization was introduced. Decimalization and the effects of decimalization are discussed in other sections of this document. Second,
Section 31(a) fees were reduced by Congress in late 2001. Section 31(a) fees are assessed on the sales of certain securities and are meant to subsidize the functioning of the SEC. Due in part to the increase in trading volumes over the last few years, these fees had far exceeded the amount budgeted for the SEC. As a result, Congress approved a reduction in these fees across the board for all equities by 55 percent. However, on March 1, 2002, the SEC announced that due to decreases in trading activity, the Section 31(a) revenue was lower than expected and increased the Section 31(a) fees, albeit to a level lower than that in 2001. This reversal will reduce the anticipated benefits of this legislation in 2002.

   The third and final rule-making item from 2001 and early 2002 was the announcement by Nasdaq of its plans to launch SuperMontage, a Nasdaq routing and execution system, in summer 2002. Participation in SuperMontage by market makers and ECNs is voluntary and the launch date is dependent on both technology development and the NASD's simultaneous launch of its Alternative Display Facility. Upon implementation, Nasdaq will complete its transition from a quote-driven market to a full-order driven market as quotes and orders will be treated the same. The anticipated benefits of SuperMontage are that it should simplify the marketplace by making trading easier and more cost-effective and efficient. For example, under the current system only one price level is shown. Under SuperMontage, market makers and ECNs will be able to show trading interest at five different price levels. Investors will then be able to see individual and aggregated interest across all market participants at the NBBO and four additional layers above or below the NBBO, making trading more efficient. Trading will also be simpler due to the elimination of SuperSoes and SelectNet, two execution systems currently used. As SuperMontage is voluntary, it may only be successful if all market participants participate.

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

   In addition, we have established London and Japan-based subsidiaries. To operate these international businesses successfully, and to further expand our services internationally, we will have to comply with the regulatory controls of each country in which we conduct business. The brokerage industry in many foreign countries, like the U.S., is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally.

   Our asset management subsidiary, Deephaven, is a private asset management company and is subject to limited regulatory oversight. However, recent regulatory initiatives of the federal government in money laundering and privacy have imposed certain restrictions on who can be an investor and what can be disclosed about such investors. Otherwise, the anti-fraud provisions of the Investment Advisors of 1940 apply to Deephaven's business.

  Net Capital Requirements

   Certain of our subsidiaries are subject to the SEC's Net Capital Rule. This rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments, commonly called haircuts, and non-allowable assets, which reflect the possibility of a decline in the market value of an asset before disposition.

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

   Additionally, our foreign subsidiaries in London and Japan are subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan, respectively.

Item 2.  Properties

   Our headquarters are located in Jersey City, New Jersey. We lease approximately 106,633 square feet at 525 Washington Boulevard under a lease that expires in March 2006, and we have an option to extend the lease term for an additional five-year period. We also lease approximately 266,000 square feet at 545 Washington Boulevard that expires in October 2021, which is currently not occupied. We also lease approximately 218,273 square feet for our offices in Purchase, NY; New York, NY; Minnetonka, MN; Chicago, IL; Santa Clara, CA; San Francisco, CA; Boston, MA; Jericho, NY; White Plains, NY; Philadelphia, PA; Fairfield, NJ; London, England and Tokyo, Japan.

   We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, exceed our current needs. We are actively reviewing our real estate needs and may in the future sublet, assign or return some of our space.

Item 3.  Legal Proceedings

   From time to time, we and certain of our past and present officers, directors and employees have been named as parties in lawsuits, securities arbitrations and administrative claims. We and certain of our past and present officers, directors and employees are currently the subject of proceedings that are in their initial stages. In the opinion of management, based upon consultation with legal counsel, we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we can predict with any reasonable certainty, could have a material adverse effect on our business, financial condition or operating results.

   In previous filings, we noted that the Company and certain current and former officers and directors were named as defendants in two putative class action lawsuits which sought damages based on alleged violations of the federal securities laws. One, Prager v. Knight Trading Group, Inc. et al., alleged, generally, that the Company improperly traded securities for its own account in advance of trading securities for broker-dealer clients in the pre-market period. Upon our motion, and pursuant to an Order of the United States District Court, District of New Jersey, dated July 17, 2001, the action was dismissed with prejudice. The plaintiff appealed the dismissal by filing a Notice of Appeal in August 2001. To avoid the time and expense involved with the Appeal, we reached a settlement for an amount, not material to us, and plaintiff has dismissed the appeal with prejudice.

   Further, the second action, Patricia Murray et al v. Knight Trading Group, Inc. et al. (now known as In Re Knight Trading Group, Inc. Securities Litigation), concerned statements allegedly made by Company employees with respect to projected earnings during the third quarter of 2000. On March 5, 2002 upon the Company's motion, Judge Katherine Hayden of the United States District Court, District of New Jersey, ordered the dismissal with prejudice of this consolidated class action. We note that in accordance with the Federal Rules of Appellate Procedure, the plaintiff has thirty days from the entry of judgment to file a Notice of Appeal. As of the date of this disclosure, the Company has not received notification that the plaintiff has filed a Notice of Appeal.

   Compliance and trading problems that are reported to NASD Regulation, Inc. ("NASDR") or the NASD by dissatisfied customers of our broker-dealer clients may be investigated by the NASDR or the SEC and may rise to the level of arbitration or disciplinary action. In addition, the securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system.

   In January 2002, KS reached a comprehensive settlement with NASDR, without admitting or denying the alleged violations. Pursuant to that settlement, KS agreed to pay an administrative fine of $700,000, representing a collection of smaller fines, and make adjustments in the collective sum of $800,000 with interest to its clients concerning a limited number of trades in one security on one day. The collection of fines, when viewed independently, are completely consistent with prior actions taken by NASDR against other firms. This comprehensive settlement, which covered outstanding issues over a four year period, involved a miniscule portion of KS' overall trades that were old and addressed issues since corrected by market structure changes and improvements, advances in technology and self-initiated enhancements to the firm's trading systems.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Our Class A Common Stock is traded on the Nasdaq National Market under the symbol "NITE." Public trading of our Class A Common Stock commenced on July 8, 1998. Before that, no public market for our Class A Common Stock existed. The following table sets forth, for the past two years, the high and low quarterly sales price per share of the Class A Common Stock in the Nasdaq National Market:

                          2000            High   Low
                          ----           ------ ------
                          First Quarter. $60.06 $29.50
                          Second Quarter  53.00  24.31
                          Third Quarter.  39.75  25.00
                          Fourth Quarter  35.73  13.88

                          2001
                          ----
                          First Quarter.  24.50  13.00
                          Second Quarter  19.99   8.39
                          Third Quarter.  12.30   7.25
                          Fourth Quarter  13.35   7.53

   The closing sale price of our Class A Common Stock as reported on the Nasdaq National Market as of March 25, 2002, was $7.42 per share. As of that date there were approximately 476 holders of record of our Class A Common Stock based on information provided by the transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by the transfer agent, there are approximately 80,000 beneficial holders of our Class A Common Stock.

   We have never declared or paid a dividend on our Class A Common Stock. We currently intend to retain all of our future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many other factors, including, but not limited to, our results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

Item 6.  Selected Financial Data

   The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight Trading Group, Inc. and the Notes thereto included elsewhere in this document. You should read the following in conjunction with the Consolidated Financial Statements and the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The Consolidated Statements of Income Data for the years ended December 31, 1999, 2000 and 2001 and the Consolidated Statements of Financial Condition Data at December 31, 2000 and 2001 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Income Data for the years ended December 31, 1997 and 1998 and the Consolidated Statements of Financial Condition Data at December 31, 1997, 1998 and 1999 are derived from Consolidated Financial Statements not included in this document.

                                                                          For the years ended December 31,
                                                         ------------------------------------------------------------------
                                                             2001         2000          1999          1998         1997
                                                         ------------ ------------  ------------  ------------  -----------
Consolidated Statement of Income Data (1):                         (In thousands, except share and per share data)

Revenues
   Net trading revenue.................................. $    564,630 $  1,157,516  $    845,105  $    395,417  $   262,217
   Commissions and fees.................................       47,943       32,548        16,439         3,983          705
   Asset management fees................................       36,757       41,884        19,921         6,134        7,389
   Interest and dividends, net of interest expense......       24,949       16,137        11,950         3,981        1,382
   Investment income and other..........................       10,433        9,225         3,160         1,520          477
                                                         ------------ ------------  ------------  ------------  -----------
      Total revenues....................................      684,712    1,257,310       896,575       411,035      272,170
                                                         ------------ ------------  ------------  ------------  -----------
Expenses
   Employee compensation and benefits...................      249,971      421,170       269,224       123,023       70,977
   Execution and clearance fees.........................      117,519      112,238        89,575        50,724       34,613
   Payments for order flow..............................       81,942      174,646       138,697        82,499       66,912
   Communications and data processing...................       50,856       33,025        18,944        11,721        7,843
   Depreciation and amortization........................       42,759       25,336        11,396         7,271        4,630
   Occupancy and equipment rentals......................       20,540       18,742        10,706         6,139        2,916
   Professional fees....................................       15,052       21,527         7,889         4,513        2,363
   Business development.................................       11,617       14,806        10,295         2,913        1,798
   Merger related costs.................................           --           --         9,969            --           --
   Interest on preferred units..........................           --           --            --           715        1,942
   Writedown of assets and lease loss accrual...........       20,539           --            --            --           --
   Other................................................       19,572       17,289         7,050         3,435        1,370
                                                         ------------ ------------  ------------  ------------  -----------
      Total expenses....................................      630,367      838,779       573,745       292,953      195,364
                                                         ------------ ------------  ------------  ------------  -----------
Income before income taxes and minority interest........       54,345      418,531       322,830       118,082       76,806
Income tax expense......................................       25,461      159,446       111,546        22,251           --
                                                         ------------ ------------  ------------  ------------  -----------
Income before minority interest.........................       28,884      259,085       211,284        95,831       76,806
Minority interst in consolidated subsidiaries...........        9,642          837            --            --           --
                                                         ------------ ------------  ------------  ------------  -----------
Net income.............................................. $     38,526 $    259,922  $    211,284  $     95,831  $    76,806
                                                         ============ ============  ============  ============  ===========
Basic earnings per share................................ $       0.31 $       2.12  $       1.75  $       0.93         0.82
                                                         ============ ============  ============  ============  ===========
Diluted earnings per share.............................. $       0.31 $       2.05  $       1.68  $       0.93         0.82
                                                         ============ ============  ============  ============  ===========
Pro forma adjustments
   Income before income taxes and minority interest.....                   418,531  $    322,830  $    118,082  $    76,806
   Adjustment for pro forma employee compensation and
    benefits (2)........................................                      (267)       (7,580)       (5,097)      (4,647)
                                                                      ------------  ------------  ------------  -----------
   Pro forma income before income taxes and minority
    interest............................................                   418,264       315,250       112,985       72,159
   Pro forma income tax expense (3).....................                   160,089       126,790        48,040       30,918
                                                                      ------------  ------------  ------------  -----------
   Pro forma income before minority interest............                   258,175       188,460        64,945       41,241
   Minority interest in consolidated subsidiaries.......                       837            --            --           --
                                                                      ------------  ------------  ------------  -----------
   Pro forma net income.................................              $    259,012  $    188,460  $     64,945  $    41,241
                                                                      ============  ============  ============  ===========
   Pro foma basic earnings per share....................              $       2.11  $       1.56  $       0.63  $      0.44
                                                                      ============  ============  ============  ===========
   Pro forma diluted earnings per share.................              $       2.04  $       1.50  $       0.63  $      0.44
                                                                      ============  ============  ============  ===========
Shares used in basic earnings per share calculations (4)  123,796,181  122,520,733   120,821,710   103,115,712   93,696,762
                                                         ============ ============  ============  ============  ===========
Shares used in diluted earnings per share
 calculations (4).......................................  125,758,863  126,863,316   125,755,430   103,115,712   93,696,762
                                                         ============ ============  ============  ============  ===========

                                                                       December 31,
                                                    --------------------------------------------------
                                                       2001       2000       1999      1998     1997
                                                    ---------- ---------- ---------- -------- --------
Consolidated Statement of Financial Condition Data:
Cash and cash equivalents.......................... $  361,294 $  364,058 $  304,054 $117,705 $ 13,918
Securities owned, at market value..................  1,754,483  1,799,967    910,233  411,288  180,957
Receivable from clearing brokers...................    820,103    114,047    215,423  107,537   35,747
Total assets.......................................  3,226,687  2,521,409  1,540,286  684,644  264,788
Securities sold, not yet purchased, at market value  2,039,356  1,427,214    720,919  328,171  125,827
Mandatorily Redeemable Preferred Units.............         --         --         --       --   27,484
Total stockholders' (members') equity..............    834,256    774,186    499,231  205,873   61,804

--------
(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) Before our merger with Arbitrade on January 12, 2000, Arbitrade was a limited liability company and compensation and benefits to Arbitrade's members were accounted for as distributions of members' equity. Pro forma compensation expense was computed as 15% of the before-tax profits earned by Arbitrade for the years ended December 31, 1997, 1998 and 1999 and for the period ended January 12, 2000.
(3) Before our initial public offering in July 1998, we were a limited liability company and were not subject to income taxes. Pro forma income tax expense was computed based on an effective tax rate of 43% and 42.5%, for the year ended December 31, 1997, and for the period through our initial public offering in 1998, respectively. Additionally, before our merger, Arbitrade was a limited liability company and was not subject to taxes. Pro forma income tax expense was computed based on Arbitrade's income at an effective tax rate of 42.5% for the years ended December 31, 1997, 1998 and 1999 and for the period ended January 12, 2000.
(4) Weighted average shares outstanding for all years presented have been determined as if the merger and reorganization described in Notes 1 and 2 to the Consolidated Financial Statements included elsewhere in this document occurred as of the earliest date presented. Shares issued in connection with our initial public offering have been considered in determining weighted average shares outstanding only from the date they were issued.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We are a leading market maker in equity securities and in options on individual equities, equity indices and fixed income futures instruments. Additionally, we maintain an asset management business for institutions and high net worth individuals Our principal operating subsidiaries are:

  . Knight Securities ("KS"): KS is the largest wholesale market maker operating in Nasdaq. Based on rankings published by The AutEx Group, KS was ranked first in Nasdaq/OTC securities volume in 2001. KS's U.S. equity share volume totaled 110.9 billion, 90.8 billion and 64.0 billion, or 82%, 81% and 79% of our total U.S. equity share volume, for the years ended December 31, 2001, 2000 and 1999, respectively. Since commencing operations in 1995, KS's business has grown rapidly and accounted for 87%, 86% and 86% of our total U.S. equity share volume growth during the years ended December 31, 2001, 2000 and 1999, respectively.

  . Knight Capital Markets ("KCM"): Through KCM we are the largest market maker in the Nasdaq Intermarket, the over-the-counter market for all NYSE and AMEX listed equity securities. KCM has also experienced increases in U.S. equity share volume since 1995. In addition, KCM has held the #1 market share ranking in trading of securities in the over-the-counter market for NYSE and AMEX listed securities since 1998 as reported by the NASD. KCM's U.S. equity share volume totaled 24.1 billion, 21.2 billion and 17.0 billion, or 18%, 19% and 21% of our total U.S. equity share volume for the years ended December 31, 2001, 2000 and 1999, respectively.

  . Knight Roundtable Europe, Ltd. ("KREL"): Through KREL, and its U.K. broker-dealer, Knight Securities International Ltd. ("KSIL"), we provide wholesale market-making services primarily in U.K. equity securities. KSIL also routes U.S. equity orders to KS for execution. Our majority interest in KREL is approximately 85%. The remaining 15% is owned by 21 pan-European and U.S. broker-dealers and banks.

  . Knight Securities Japan ("KSJ"): Through KSJ we make markets in equity securities in Japan. We own a majority interest of 60% of the business of KSJ. The remaining 40% is owned by Nikko Cordial Group.

  . Knight Financial Products ("KFP"): Through KFP we make markets in listed options on individual equities, equity indices and fixed income futures instruments in the U.S. KFP's U.S. option contract volume amounted to
      37.4 million, 21.4 million and 10.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  . Knight Execution Partners ("KEP"): KEP operates a professional options execution services business.
  . Deephaven Capital Management ("Deephaven"): Through Deephaven, we perform investment management services and sponsor a private investment fund for institutions and high net worth individuals. Deephaven's total assets under management totaled approximately $1.2 billion, $743.5 million and $314.3 million at December 31, 2001, 2000 and 1999, respectively.

   We have two reportable business segments: wholesale securities market-making and asset management. Wholesale securities market-making primarily includes the operations of KS, KCM, KFP, KSIL and KSJ and primarily includes market-making in equity securities listed on Nasdaq, on the OTCBB of the NASD, in the over-the-counter market for NYSE and AMEX listed securities and in options on individual equities, equity indices and fixed income futures instruments in the U.S. The asset management segment includes the operations of Deephaven and consists of investment management and sponsorship of a private investment fund.

  Revenues

   Our revenues consist principally of net trading revenue from U.S. securities market-making activities. Net trading revenue, which represents trading gains net of trading losses, is primarily affected by changes in U.S. equity trade and share volumes and U.S. option contract volumes, our revenue capture per U.S. equity share and per U.S. option contract, dollar value of U.S. equities and U.S. options traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients and by regulatory changes and evolving industry customs and practices.

   OTC securities transactions with institutional clients are executed as principal, and all related profits and losses are included within net trading revenue. Listed securities transactions with institutional clients are primarily executed on an agency basis through KS, for which we earn commissions on a per share basis. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities as well as by changes in fees earned for directing trades to certain destinations for execution.

   Asset management fees represent fees earned for sponsoring and managing the investments of a private investment fund. Asset management fees are primarily affected by the rates of return earned on the fund we manage and changes in the amount of assets under management.

   We earn interest income from our cash held at banks and cash held in trading accounts at clearing brokers, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by the changes in cash balances held at banks and clearing brokers and the level of securities positions in which we are long compared to our securities positions in which we are short.

  Expenses

   Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses vary in proportion to our trading revenue and volume. Employee compensation and benefits expense, which is predominantly profitability based, fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees. Payments for order flow fluctuate based on U.S. equity share and option volume, the mix of market orders and limit orders, the mix of orders received from broker-dealers who accept payments for order flow and changes in our payment for order flow policy. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, option volume, the mix of trades of OTC securities compared to listed securities, clearance fees charged by clearing brokers and fees to access electronic communications networks, commonly referred to as ECNs.

   Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. Profitability-based compensation represented 82%, 79% and 50% of total employee compensation and benefits expense for the years ended December 31, 1999, 2000 and 2001, respectively. We have grown from 803 full time employees at December 31, 1999 to 1,364 and 1,307 full time employees as of December 31, 2000 and 2001, respectively, reaching a high of approximately 1,400 full time employees during 2001. At year-end, approximately 67% of our employees were directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market-making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the overhead costs we allocate to employees engaged in market-making and sales activities.

   Execution and clearance fees primarily represent clearance fees paid to clearing brokers for OTC and listed securities and option contracts, transaction fees paid to exchanges, payments made to third parties for exchange seat leases, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX and for executing orders through ECNs and clearance fees for our international businesses. Due to our equity share and trade volume, we have been able to negotiate favorable rates and volume discounts from clearing brokers and providers of execution services.

   Payments for order flow represent customary payments to broker-dealers, in the normal course of business, for directing their order flow in U.S. equity securities and U.S. option contracts to us. We only pay broker-dealers for orders that provide us with a profit opportunity. For example, in our U.S. equities market-making activities, we make payments on market orders and marketable limit orders, but do not pay on non-marketable limit orders. Payments for order flow change as we modify our payment formulas and as our percentage of customers whose policy is not to accept payments for order flow varies.

   Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

   Depreciation and amortization expense results from the depreciation of fixed assets and leasehold improvements and the amortization of intangible assets and goodwill, which includes the amortization of goodwill and intangible assets related to our purchases of various options-related businesses as well as contingent consideration resulting from the acquisitions of the listed securities market-making businesses of KCM and Tradetech Securities, L.P. ("Tradetech"), and capitalized software.

   Professional fees primarily consist of fees paid to computer programming and systems consultants, as well as legal and other professional fees.

   Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

   Business development expense primarily consists of travel, promotional and advertising costs.

   Merger-related expenses primarily consist of investment banking, legal and accounting costs incurred in connection with our merger with Arbitrade Holdings LLC ("Arbitrade"). This transaction closed in January 2000.

   The writedown of assets and lease loss accrual consists of losses related to permanent impairments to outside investments, estimated loss on the disposal of excess real estate and the writedown of fixed assets to estimated market value and other capitalized costs associated with the design of leased property which we do not believe we will fully occupy.

   Other expenses primarily consist of administrative expenses and other operating costs such as recruitment fees, regulatory fees and general office expenses.

  Income Tax

   Before our merger with Arbitrade, Arbitrade (and its two subsidiaries, KFP and Deephaven) was a limited liability company, which was treated as a partnership for tax purposes and its U.S. federal and state income taxes were borne by its individual partners. As such, Arbitrade's historical financial statements only include a provision for non-U.S. income taxes. Subsequent to the merger, Arbitrade's income is subject to federal income taxes and state income taxes. This period is referred to as the post-merger period. Our effective tax rate for the post-merger period and pro forma effective tax rate for all periods before the post-merger period, differ from the federal statutory rate of 35% due to state income taxes, non-deductible foreign losses as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses and merger-related expenses.

  Certain Factors Affecting Results of Operations

   Our results of operations may be materially affected by market fluctuations, regulatory changes and by economic factors. We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, the dollar value of securities traded, volatility in the securities markets, our ability to manage personnel and expenses, our ability to manage our client base, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow and clearing costs, the addition or loss of sales and trading professionals, legislative, legal and regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions, investor sentiment, competition, technological changes and events, seasonality and general economic and market conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including (without limitation to) increased market share in our market-making activities and growth in assets under management. If demand for our market-making services declines and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

   As a result of all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to return to the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to regain our profitability levels on an annual and/or quarterly basis.

  Trends

   We believe that our business is currently, or may be, impacted by several trends that may affect our financial condition and results of operations. First, the effects of decimalization and the one-penny minimum price variant ("MPV") have resulted in a significant decline in revenue per share in our equities market-making business. This trend has also resulted in a change to our order flow payment policies, resulting in a reduction in payment for order flow. Second, decimalization is beginning to trigger a shift to agency-based business (where capital is not committed) in the equities markets, as declining spreads reduce profits for principal equity trading firms and as firms become more risk-averse in their capital commitments. In 2001, we instituted a commission charge on a very small percentage of institutional equity transactions to more effectively price our capital commitment. Certain competitors have also begun to charge commissions. Third, non-traditional trading venues, such as electronic communications networks ("ECNs") and other alternative trading systems now account for a significant amount of Nasdaq trading volume. Also, direct access trading solutions and application service providers are growing in popularity. Finally, the effects of decimalization and market conditions have resulted in consolidation in the equities and options market-making industries. We expect these trends to continue in 2002.

  Market and Economic Conditions in 2001.

   Market and economic conditions during 2001 were significantly less favorable compared with those experienced during the prior year. For the year 2001, the Nasdaq Composite Index was down 21%, the DJIA was down 7% and the S&P 500 was down 13%. The level of economic activity declined throughout fiscal 2001, as the world's major economies, including the U.S., Japan and Europe, all experienced difficulties. These conditions contributed to sharp declines in the global equity markets, as well as lower levels of investment banking activity and retail investor participation in the financial markets. The terrorist attacks of September 11, 2001 placed additional pressure on the U.S. economy and financial markets in the fourth quarter of 2001. It currently is not clear when these market and economic conditions will improve. These conditions adversely affected our 2001 results of operations, as the net income of each of our two business segments (wholesale securities market-making and asset management) declined from the levels achieved in 2000. Our wholesale securities market-making business recorded lower revenues from its institutional sales and trading activities in 2001 as compared with 2000. The decline in revenues in the asset management business reflected a decrease in performance fees related to a lower investment return for the managed fund.

Results of Operations

   The following table sets forth the consolidated statement of income data as a percentage of total revenues:

                                                                For the years ended
                                                                    December 31,
                                                                -------------------
                                                                2001   2000   1999
                                                                -----  -----  -----
Revenues
   Net trading revenue.........................................  82.5%  92.1%  94.3%
   Commissions and fees........................................   7.0%   2.6%   1.8%
   Asset management fees.......................................   5.4%   3.3%   2.2%
   Interest and dividends, net of interest expense.............   3.6%   1.3%   1.3%
   Investment income and other.................................   1.5%   0.7%   0.4%
                                                                -----  -----  -----
       Total revenues.......................................... 100.0% 100.0% 100.0%
                                                                -----  -----  -----
Expenses
   Employee compensation and benefits..........................  36.5%  33.5%  30.0%
   Execution and clearance fees................................  17.2%   8.9%  10.0%
   Payments for order flow.....................................  12.0%  13.9%  15.5%
   Communications and data processing..........................   7.4%   2.6%   2.1%
   Depreciation and amortization...............................   6.2%   2.0%   1.3%
   Occupancy and equipment rentals.............................   3.0%   1.5%   1.2%
   Professional fees...........................................   2.2%   1.7%   0.9%
   Business development........................................   1.7%   1.2%   1.1%
   Merger related costs........................................   0.0%   0.0%   1.1%
   Writedown of assets and lease loss accrual..................   3.0%   0.0%   0.0%
   Other.......................................................   2.9%   1.4%   0.8%
                                                                -----  -----  -----
       Total expenses..........................................  92.1%  66.7%  64.0%
                                                                -----  -----  -----
Income before income taxes and minority interest...............   7.9%  33.3%  36.0%
Income tax expense.............................................   3.7%  12.7%  12.4%
                                                                -----  -----  -----
Income before minority interest................................   4.2%  20.6%  23.6%
Minority interest in consolidated subsidiaries.................   1.4%   0.1%   0.0%
                                                                -----  -----  -----
Net income.....................................................   5.6%  20.7%  23.6%
                                                                =====  =====  =====
Pro forma adjustments
   Income before income taxes and minority interest............         33.3%  36.0%
   Adjustment for pro forma employee compensation and benefits.          0.0%  -0.8%
                                                                       -----  -----
   Pro forma income before income taxes and minority interest..         33.3%  35.2%
   Pro forma income tax expense................................         12.7%  14.1%
                                                                       -----  -----
   Pro forma income before minority interest...................         20.6%  21.1%
   Minority interest in consolidated subsidiaries..............          0.1%   0.0%
                                                                       -----  -----
   Pro forma net income........................................         20.7%  21.1%
                                                                       =====  =====

Years Ended December 31, 2001 and 2000

   In 2001, we had gross revenues of $684.7 million, down from $1,257.3 million in 2000. Our total expenses were $630.4 million, down from $838.8 million in 2000. Our 2001 net income was $38.5 million, resulting in earnings per share ("EPS") on a fully diluted basis of $0.31. This compares to net income of $259.9 million and an EPS of $2.05 on a fully diluted basis in 2000. Our international expansion efforts resulted in an approximate $0.30 charge to our EPS in 2001. During the third quarter of 2001, we had our first ever quarterly loss due to the effects of decimalization, international expansion, seasonality, market conditions and the lost trading days due to the terrorist attacks on September 11th.

  Revenues

                                                               2001      2000    Change   % of  Change
                                                              -------  --------  -------  ------------
Trading Revenues (millions).................................. $ 564.6  $1,157.5  $(592.9)    -51.2%
U.S. Shares Traded (billions)................................   135.0     112.1     23.0      20.5%
U.S. Options Contracts (millions)............................    37.4      21.4     16.1      75.1%
Revenue Capture per U.S. Equity Share ($)....................  0.0032    0.0092   (0.006)    -64.8%
Revenue Capture per U.S. Option Contract ($).................    3.37      6.11    (2.74)    -44.9%
% of Bulletin Board Equity Shares of Total U.S. Equity Shares    47.7%     37.4%    10.3%     27.5%

   As a result of the market and economic conditions in 2001, our net trading revenue from equity security market-making decreased 57.3% to $435.7 million in 2001, from $1,020.9 million in 2000. U.S. equity trading revenue represents the majority of our equity market-making revenue. This decrease in equity trading revenue was primarily due to decreased average revenue capture per U.S. equity share and market conditions. Average revenue capture per U.S. equity share was impacted by a reduction in spreads due to decimalization and the introduction of a one-penny MPV, which allows for trading increments as small as one cent, in the second quarter 2001. Average revenue capture per U.S. equity share decreased to $0.0032 per share in 2001, from $0.0092 per share in 2000. The decrease was offset, in part, due to an increase in U.S. equity share volume. Total U.S. equity share volume increased 20.5% to 135.0 billion U.S. equity shares in 2001, from 112.1 billion U.S. equity shares in 2000. The increase in U.S. equity share volume only partially offset the reduction in net trading revenues from lower revenue capture from equity security market-making, as the majority of the increase resulted from share volume in low-priced Bulletin Board and Pink Sheet stocks which have lower revenue capture opportunity. Net trading revenue from options market-making decreased 5.6% to $128.9 million in 2001, from $136.6 million in 2000. The decrease is primarily due to lower average revenue capture per U.S. option contract due to low volatility and increased competition. Average revenue per U.S. option contract decreased to $3.37 in 2001, from $6.11 in 2000. The decrease was partially offset by the increase in U.S. option contracts executed. Total U.S. option contracts executed increased 75.1% to 37.4 million contracts in 2001, from 21.4 million contracts in 2000. Our U.S. option contract volume was positively impacted by KFP's purchases of additional exchange posts during 2001, which increased our overall options market-making coverage.

   Our commissions and fees increased 47.3% to $47.9 million in 2001, from $32.5 million in 2000. This increase is primarily due to payments received by our professional option execution services business, KEP, for directing order executions, as well as higher U.S. equity share volumes from institutional customers in listed securities.

   Asset management fees decreased 12.2% to $36.8 million in 2001 from $41.9 million in 2000. The decrease in fees was primarily due to a decrease in fund returns from 33.61% in 2000 to 11.52% in 2001. The decrease was offset, in part, by the increase in funds under management in the Deephaven Market Neutral Master Fund from $743.5 million at December 31, 2000 to $1.2 billion at December 31, 2001.

   Our interest income, net of interest expense, increased 54.6% to $24.9 million in 2001, from $16.1 million in 2000. This increase was primarily due to changes in our market-making positions from net long to net short.

   Investment income and other income increased 13.1% to $10.4 million in 2001, from $9.2 million in 2000. This increase was primarily due to an increase in benefits received from a state employment incentive grant

  Expenses

   Our employee compensation and benefits expense decreased 40.7% to $250.0 million in 2001, from $421.4 million in 2000 (presented on a pro forma basis). As a percentage of total revenue, employee compensation and benefits expense increased to 36.5% in 2001 from 33.5% in 2000. The decrease on a dollar basis was primarily due to decreases in gross trading profits and lower margins offset, in part, by a growth in the number of our employees. The increase on a percentage basis was primarily due to the significantly lower revenues and the decrease in average revenue capture per U.S. equity share and per U.S. option contract as well as an increase for most of the year in our number of employees and severance costs. Due to unfavorable market and economic conditions, employee headcount was reduced and severance costs were incurred. The number of full-time employees increased to approximately 1,400 for much of 2001, from 1,364 as of December 31, 2000; however, as of December 31, 2001 total headcount was 1,307. Severance costs related to the decrease in headcount amounted to approximately $5.9 million. Due to decreased net trading revenue and profitability, profitability-based compensation decreased 62.7% to $123.8 million in 2001, from $331.8 million on a pro forma basis in 2000. Profitability-based compensation represented 49.5% and 78.7% of total compensation and benefits for 2001 and on a pro forma basis in 2000, respectively.

   Execution and clearance fees increased 4.7% to $117.5 million in 2001, from $112.2 million in 2000. As a percentage of total revenue, execution and clearance fees increased to 17.2% in 2001 from 8.9% in 2000. The increase on a dollar basis was primarily due to the 75.1% increase in U.S. option contracts executed as well as additional fixed costs in relation to our purchases of additional options trading posts. Execution and clearance fees also increased as a result of our international expansion efforts in Europe and Japan. The increase was partially offset by a 17.8% decrease in U.S. equity trades executed to 117.3 million U.S. equity trades in 2001, from 142.7 million U.S. equity trades in 2000. The increase in execution and clearance fees as a percentage of total revenue was primarily due to the decrease in average revenue capture per U.S. equity trade and per U.S. option contract.

   Our payments for order flow decreased 53.1% to $81.9 million in 2001, from $174.6 million in 2000. As a percentage of total revenue, payments for order flow decreased to 12.0% in 2001 from 13.9% in 2000. The decrease in payments for order flow on a dollar basis and as a percentage of total revenue was primarily due to changes in our payment for order flow policy, resulting from decimalization and the introduction of a one-penny MPV, initiated in the second quarter 2001. The decrease was offset, in part, by the 20.5% increase in U.S. equity shares traded in 2001 as well as the fact that payment for order flow in the options marketplace was not introduced until the third quarter of 2000.

   Communications and data processing expense increased 54.0% to $50.9 million in 2001, from $33.0 million in 2000. This increase was generally attributable to an increase in the number of employees for most of the year, investment in technology and our international expansion in Europe and Japan. Additionally, communications and data processing expense increased due to the growth in our options trading business, which almost doubled the number of options that it trades.

   Our depreciation and amortization expense increased 68.8% to $42.8 million in 2001, from $25.3 million in 2000. This increase was primarily due to the purchase of approximately $50.6 million of additional fixed assets and leasehold improvements during 2001 and the amortization of goodwill and intangible assets primarily related to the acquisition of various options related businesses.

   Occupancy and equipment rentals expense increased 9.6% to $20.5 million in 2001, from $18.7 million in 2000. This increase was primarily attributable to additional leased office space.

   Our professional fees decreased 30.1% to $15.1 million in 2001, from $21.5 million in 2000. This decrease was primarily due to decreased consulting expenses related to our investments in technology, our European and Asian expansion efforts as well as decreased other professional fees.

   Business development expense decreased 21.5% to $11.6 million in 2001, from $14.8 million in 2000. This decrease was primarily the result of decreased advertising and lower travel and entertainment costs.

   For the year ended December 31, 2001, pre-tax non-operating charges of $20.5 million were incurred for the writedown of assets and a lease loss accrual. The charges consist of a $10.7 million non-recurring charge relating to impaired investments in non-public e-commerce companies, $6.8 million related to a writedown of fixed assets and other capitalized costs related to purchases of equipment and costs associated with the design of space for leased property which we do not believe we will fully occupy, $1.4 million related to estimated losses on the disposal of excess real estate and $1.6 million related to the writedown of certain options exchange seats.

   Other expenses increased 13.2% to $19.6 million in 2001, from $17.3 million in 2000. This was primarily the result of increased administrative expenses and other operating costs in connection with our options business growth as well as our European and Asian expansion.

  Income Tax

   Our effective and pro forma effective income tax rates for 2001 and 2000, respectively, differ from the federal statutory rate of 35% due to state income taxes, non-deductible foreign losses as well as non-deductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses. Pro forma income tax rates for 2000 are used because, before our merger with Arbitrade on January 12, 2000, Arbitrade (and its two subsidiaries, KFP and Deephaven) was a limited liability company, which was treated as a partnership for tax purposes and its U.S. federal and state income taxes were borne by its individual partners. Our effective tax rate increased to 46.9% in 2001 from a pro forma effective tax rate in 2000 of 38.3% primarily due to the non-deductible foreign losses incurred in 2001.

Years Ended December 31, 2000 and 1999

   In 2000, we had gross revenues of $1,257.3 million, up from $896.6 million in 1999. Our total expenses were $838.8 million, up from $573.7 million in 1999. Our 2000 net income was $259.9 million, resulting in an EPS on a fully diluted basis of $2.05. This compares to net income of $211.3 million and an EPS of $1.68 on a fully diluted basis in 1999. Our international expansion efforts resulted in a $0.05 charge to our EPS in 2000.

  Revenues

                                                                2000     1999     Change   % of  Change
                                                              --------  -------  --------  ------------
Trading Revenues (millions).................................. $1,157.5  $ 845.1  $  312.4      37.0%
U.S. Shares Traded (billions)................................    112.1     81.0      31.0      38.3%
U.S. Options Contracts (millions)............................     21.4     10.6      10.8     101.6%
Revenue Capture per U.S. Equity Share ($)....................   0.0092   0.0095   (0.0004)     -3.9%
Revenue Capture per U.S. Option Contract ($).................     6.11     7.02    (0.912)    -13.0%
% of Bulletin Board Equity Shares of Total U.S. Equity Shares     37.4%    37.5%     -0.1%     -0.3%

   Our net trading revenue from equity security market-making increased 32.3% to $1,020.9 million in 2000, from $771.4 million in 1999. This increase was primarily due to higher U.S. equity share volume, particularly in OTC securities. U.S. equity trading revenue represents the majority of our equity market-making revenue. Total U.S. equity share volume increased 38.3% to 112.1 billion shares in 2000, from 81.0 billion shares in 1999. The effect of this increase was offset, slightly, by the decrease in average revenue capture per U.S. equity share which decreased from $0.0095 per U.S. equity share in 1999 to $0.0092 per U.S. equity share in 2000. Net trading revenue from options market-making increased 85.4% to $136.6 million in 2000, from $73.7 million in 1999. The increase is due to higher U.S. option contract volume, offset by lower average revenue capture per U.S. option contract. Total U.S. option contract volume was positively impacted by KFP's purchases of additional exchange posts during 2000, which increased our options market-making coverage. Total U.S. option contract volume increased 101.6% to 21.4 million contracts in 2000, from 10.6 million contracts in 1999. The increase was partially offset by the decrease in average revenue capture per U.S. option contract, which decreased to $6.11 in 2000, from $7.02 in 1999.

   Commissions and fees increased 98.0% to $32.5 million in 2000, from $16.4 million in 1999. This increase is primarily due to higher U.S. equity share volumes from institutional customers in listed securities, higher fees for providing certain information to market data providers and for directing trades to certain destinations for execution.

   Our asset management fees increased 110.2% to $41.9 million in 2000 from $19.9 million in 1999. The increase in fees was primarily due to an increase in fund returns from 21.08% in 1999 to 33.61% in 2000. Additionally, there was an increase in funds under management from $314.3 million at December 31, 1999 to $743.5 million at December 31, 2000.

   Interest income, net of interest expense, increased 35.0% to $16.1 million in 2000, from $11.9 million in 1999. This increase was primarily due to larger cash balances held at banks and our clearing brokers.

   Investment income and other income increased 191.9% to $9.2 million in 2000, from $3.2 million in 1999. This increase was primarily due to an increase in income from our investments, primarily our investments in the private investment fund that we sponsor and manage.

  Expenses

   Pro forma employee compensation and benefits expense increased 52.3% to $421.4 million in 2000, from $276.8 million in 1999. As a percentage of total revenue, pro forma employee compensation and benefits expense increased to 33.5% in 2000 from 30.8% in 1999. The increase on a dollar basis was primarily due to increases in gross trading revenue and growth in our number of employees. The increase on a percentage basis is primarily due to an increase in our number of employees and the decrease in average revenue capture per U.S. equity share and U.S. option contract. Due to increased net trading revenue and profitability, pro forma profitability-based compensation increased 46.4% to $331.8 million in 2000, from $226.6 million in 1999. The number of employees increased to 1,364 employees as of December 31, 2000, from 803 employees as of December 31, 1999.

   Execution and clearance fees increased 25.3% to $112.2 million in 2000, from $89.6 million in 1999. As a percentage of total revenue, execution and clearance fees decreased to 8.9% in 2000 from 10.0% in 1999. The increase on a dollar basis was primarily due to a 57.4% increase in U.S. equity trades executed to 142.7 million U.S. equity trades in 2000, from 90.7 million U.S. equity trades in 1999 and the 101.6% growth in U.S. options contracts executed. The increase on a dollar basis was offset, in part, by a decrease in clearance rates charged by clearing brokers and volume discounts. The decrease in execution and clearance fees as a percentage of total revenue was primarily due to the decrease in clearance rates charged by clearing brokers, volume discounts and growth in the volume of OTC securities transactions.

   Payments for order flow increased 25.9% to $174.6 million in 2000, from $138.7 million in 1999. As a percentage of total revenue, payments for order flow decreased to 13.9% in 2000 from 15.5% in 1999. The increase in payments for order flow on a dollar basis was primarily due to the 38.3% increase in U.S. equity shares traded in 2000 and the introduction of payments for order flow for options during the third quarter of 2000. The decrease in payments for order flow as a percentage of total revenue was primarily due to increases in our institutional, asset management and options revenues, respectively, which have less payments for order flow associated with them.

   Communications and data processing expense increased 74.3% to $33.0 million in 2000, from $18.9 million in 1999. This increase was generally attributable to higher trading volumes, a growth in our options business and an increase in the number of employees.

   Depreciation and amortization expense increased 122.3% to $25.3 million in 2000, from $11.4 million in 1999. This increase was primarily due to the purchase of approximately $71.0 million of additional fixed assets and leasehold improvements during 2000 and the amortization of goodwill and intangible assets primarily related to the acquisition of the listed securities market-making businesses of KCM and Tradetech and various options related businesses.

   Occupancy and equipment rentals expense increased 75.1% to $18.7 million in 2000, from $10.7 million in 1999. This increase was primarily attributable to additional office space and increased computer equipment lease expense.

   Professional fees increased 172.9% to $21.5 million in 2000, up from $7.9 million in 1999. This increase was primarily due to increased consulting expenses related to our investments in technology, our European and Asian expansion efforts as well as legal and other professional fees.

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

   Other expenses increased 145.2% to $17.3 million in 2000, from $7.1 million in 1999. This was primarily the result of increased administrative expenses and other operating costs in connection with our overall business growth.

  Income Tax

   Our effective and pro forma effective income tax rates for 2000 and 1999, respectively, differ from the federal statutory rate of 35% due to state income taxes, as well as nondeductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses. Our pro forma effective tax rate declined to 38.3% in 2000 from a pro forma effective tax rate of 40.2% in 1999 primarily due to lower state and local income taxes.

Liquidity

   Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our initial public and follow-on stock offerings. As of December 31, 2001, we had $3.2 billion in assets, 91% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. In addition to our cash and assets readily convertible into cash, at December 31, 2001, we had a $50.9 million investment in the private investment fund that we sponsor and manage. This investment can be liquidated upon request with no advance notice. At December 31, 2001 the Company had net liquid assets, which consists of net assets readily convertible into cash, of approximately $594.4 million.

   Net income plus depreciation and amortization was $81.3 million, $284.3 million and $199.9 million during 2001 and the years ended 2000 and 1999, respectively (stated on a pro forma basis). Depreciation and amortization expense, which related to fixed assets, goodwill and intangible assets, was $42.8 million, $25.3 million and $11.4 million during 2001, 2000 and 1999, respectively. Capital expenditures were $50.6 million in 2001, $71.0 million in 2000 and $19.4 million in 1999, or 7.4%, 5.6% and 2.2% of total revenues in each year, respectively. Capital expenditures in 2001 primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements and additional office facilities to support our growth. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost. Strategic investments and acquisition expenditures were $15.3 million, $58.9 million, and $17.3 million during 2001, 2000 and 1999, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and trading post acquisitions in support of the development and growth our business. We also made investments in Deephaven's private investment fund of $38.3 million and $19.4 million in 2001 and 1999, respectively. A redemption of $13.8 million was made from the Deephaven private investment fund in 2000. Our Deephaven investment can be liquidated upon request with no advance notice. Additionally, we made cash payments of $6.3 million and $6.0 million in 2000 and 1999, respectively, in connection with our acquisitions of the listed securities market-making businesses of KCM in 1995 and Tradetech in 1997. These arrangements ended during 2000. The aggregate minimum rental commitments for 2002 are $22.4 million.

   We have no debt at December 31, 2001 nor do we currently have any debt commitments for 2002. We do not anticipate that we will need to incur debt to meet our 2002 capital expenditure and operating needs.

   As registered broker-dealers and market makers, KS, KCM, KFP and KEP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At December 31, 2001, KS had net capital of $238.9 million, which was $236.2 million in excess of its required net capital of $2.7 million, KCM had net capital of $56.1 million, which was $54.8 million in excess of its required net capital of $1.3 million, KFP had net capital of $38.3 million, which was $38.0 million in excess of its required net capital of $250,000 and KEP had net capital of $2.1 million, which was $2.0 million in excess of its required net capital of $141,531. Additionally, KSIL, KSJ and KFP are subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan, respectively. As of December 31, 2001, we were in compliance with the capital adequacy requirements of all of our foreign subsidiaries.

   We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Critical Accounting Policies

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve higher degree of judgment.

   Market-Making Activities--Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

   Goodwill and Intangible Assets--The useful lives of goodwill and intangible assets are determined upon acquisition. Goodwill and intangible assets are amortized over their respective lives. Impairment of the amounts recorded as goodwill and intangible assets as well as their useful lives are tested, at a minimum, on an annual basis.

   Investments--Investments include strategic ownership interests of less than 20% in publicly and non-publicly traded companies which are accounted for under the equity method or the cost basis of accounting. Additionally included is the investment in the private investment fund for which the Company is the investment manager and sponsor. The underlying investments in this private investment fund are carried at market value. Investments are reviewed on an ongoing basis to ensure that the valuation is reasonable.

   Writedown of Fixed Assets--Writedowns for fixed assets are recognized when it is determined that the carrying amount of the fixed asset is not recoverable or has been impaired. The amount of the writedown is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining recoverability and impairment, an estimated price is obtained through research and inquiry of the market.

   Lease Loss Accrual--It is the Company's policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed, and costs related to the excess capacity are accrued for.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, which is an amendment to SFAS No. 133 and is effective concurrently with SFAS No. 137. We adopted the provisions of SFAS Nos. 133, 137 and 138 as of January 1, 2001. The adoption of these statements did not have a material impact on our financial statements.

   In September 2000, the FASB issued SFAS No. 140 Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement resets accounting standards for differentiating between securitizations and other transfers of financial assets that are sales from transfers that are secured borrowings. We adopted certain provisions of SFAS No. 140 as of December 31, 2000, which did not have a material impact on our financial statements. We adopted the remaining provisions of SFAS No. 140 as of April 1, 2001, which did not have a material impact on our financial statements.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement requires that companies account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Business combinations completed before June 30, 2001 originally accounted for under the pooling of interest method will continue to be accounted for under that method. This statement also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We adopted the provisions of SFAS No. 141 as of July 1, 2001. The adoption of this statement did not have an impact on our financial statements.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with an indefinite useful life will no longer be amortized, but will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The useful lives and any impairment of other intangible assets will also be tested at least annually. We adopted the provisions of SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effects, if any, of impairment of goodwill. The Company expects that the elimination of the amortization of goodwill and intangible assets with indefinite lives will decrease operating expenses by approximately $6.4 million in 2002.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted the provisions of SFAS No. 143 effective January 1, 2002 and do not believe that the adoption of this statement will have a material impact on our financial statements.

   In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single model for accounting for the impairment or disposal of long-lived assets. We adopted the provisions of SFAS No. 144 effective January 1, 2002 and do not believe that the adoption of this statement will have a material impact on our financial statements.

Risk Factors

   We face a number of risks that may adversely affect our business, financial condition and results. These include, but are not limited to, the following:

..  GENERAL RISKS ASSOCIATED WITH FLUCTUATIONS IN THE SECURITIES BUSINESS

   The securities industry has undergone several fundamental changes over the last five years as a result of new regulations at the federal and state level, the emergence of electronic discount brokers, the increased prominence of retail investors, consolidation among firms in the securities industry and the increased use of technology. These changes have resulted in an increase in the volume of equity securities traded in the U.S. equity markets and a decrease in spreads between the bid and ask prices. The introduction of decimalization and the one-penny MPV in 2001 has further significantly adversely affected spreads with a resulting decrease in our profitability and revenue capture per trade. There can be no assurance that the spreads market makers receive upon execution of trades in equity securities will not continue to decrease in the future. Any further decline in the spreads between the bid and ask prices could have a material adverse effect on the Company's business, financial condition and operating results.

..  REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS

   The securities industry in the United States is subject to extensive regulation under both federal and state laws. Market makers are subject to regulations concerning certain aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of directors, officers and employees. Our operations and profitability may be directly affected by, among other things, additional legislation, changes in rules promulgated by the SEC, the NASD, the Federal Reserve, the various stock exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules. Failure to comply with any of these laws, rules or regulations could result in censure, fines, the issuance of cease-and-desist orders or the suspension or disqualification of a market makers' directors, officers or employees. Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition and results of operations.

   In addition, our business, both directly and indirectly, relies on the Internet and other electronic communications gateways. The use of such gateways may be expanded in the future. To date, the use of the Internet has been relatively free from regulatory restraints. It is possible that additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the taxation, pricing, content and quality of products and services delivered over the Internet. Any such laws or regulations might constrain our, and our customers', ability to transact business through the Internet or other electronic communications gateways and/or increase the cost of such use. As a result, the adoption of such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

   The NASD has announced the pending launch of a new facility for order collection and display in Nasdaq, called SuperMontage, in summer 2002. This new initiative, along with other potential regulatory actions and improvements in technology, could impact the manner in which business is currently conducted in Nasdaq. These new rules, regulatory actions, and changes in market customs and practices could have a material adverse effect on the Company's business, financial condition and operating results.

   During the last two years, we have expanded our business internationally. As a result, we need to comply with the relevant regulations of each country in which we conduct business. Our international expansion may be limited by the compliance requirements of these jurisdictions.

..  WE ARE HIGHLY DEPENDENT ON KEY PERSONNEL

   We are highly dependent on a limited number of key executive officers. We have entered into an employment agreement with our interim Chief Executive Officer, Anthony M. Sanfilippo, and maintain a "key person" life insurance policy on him. Certain other officers at our subsidiaries also have employment agreements but we do not maintain "key person" life insurance policies on any of them. Our success will be dependent to a large degree on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. Competition for these personnel is intense. Recently, we have experienced changeover in our executive management team. The loss of the services of any of our key remaining executive officers or the inability to identify, hire and retain other highly qualified executive management in the future could have a material adverse effect on our business, financial condition and results of operations.

   Our success also depends, in part, on the highly skilled, and often specialized, individuals we employ. Our ability to attract and retain management, sales, trading and technical professionals is particularly important to our business strategy. The Company strives to provide high quality services that will allow it to establish and maintain long-term relationships with its customers. The Company's ability to do so depends, in large part, upon the individual employees who represent the Company in its dealings with such customers. There can be no assurance that the Company will not lose such professionals due to increased competition or other factors in the future. The loss of a sales and trading professional, particularly a senior professional with broad industry expertise, could have a material adverse effect on the Company's business, financial condition and operating results.

..  LITIGATION AND POTENTIAL SECURITIES LAWS LIABILITY

   Many aspects of our business involve substantial risks of liability. A market maker is exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and the NASD. We are also subject to the risk of litigation and claims that may be without merit. From time to time, we and certain of our past and present officers,directors and employees have been named as parties in lawsuits, securities arbitrations and administrative claims. In addition, certain corporate events, such as a reduction in our workforce, could also result in additional litigation or arbitration. As we intend to defend vigorously any such litigation or proceeding, legal expenses could be incurred. An adverse resolution of any current or future lawsuits, proceedings or claims against us could have a material adverse effect on the Company's business, financial condition and operating results.

..  RISK OF LOSSES ASSOCIATED WITH OUR MARKET-MAKING AND TRADING

   We conduct our market-making activities predominantly as a principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities we purchase or to repurchase securities we sell in such transactions. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. The success of our market-making activities depends upon our ability to attract order flow, the skill of our personnel, general market conditions, the price volatility of specific securities and the availability of capital. To attract order flow, we must be competitive on price, size of securities positions traded, order execution, technology, reputation and customer service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. All of the above factors could materially adversely affect our business, financial condition and operating results.

..  OUR FUTURE OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

   We may experience significant variation in our future quarterly results of operations. These fluctuations may result from, among other things, introductions of or enhancements to market-making services by us or our competitors, the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, volatility in the securities markets, performance of our early-stage international businesses, our ability to manage personnel, overhead and other expenses, the amount of revenue derived from limit orders as a percentage of total revenues, changes in payments for order flow, clearing costs, the addition or loss of sales and trading professionals, legislative and regulatory changes, the amount and timing of capital expenditures, the incurrence of costs associated with acquisitions, seasonality and general economic conditions. Our expense structure is based on historical expense levels and the levels of demand for our market-making services. Recently, with our expansion internationally, our fixed costs have risen. If demand for our market-making services declines due to any of the above factors, or others not listed, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. There also can be no assurance that we will be able to sustain the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to sustain our profitability on a quarterly basis. In addition, our future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of our Class A Common Stock.

..  OUR BUSINESS COULD BE HARMED BY ADVERSE ECONOMIC, POLITICAL AND MARKET
   CONDITIONS

   The securities business generally is, by its nature, volatile. It is directly affected by numerous national and international factors that are beyond our control, including, among others, economic, political and market conditions; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; legislative and regulatory changes; currency values and inflation. Any one or more of these factors may contribute to reduced levels of activity in the securities markets generally, or increased market volatility, which could result in lower revenues from the Company's market-making activities. For example, the terrorist attacks in the United States on September 11, 2001 resulted in lost revenues due to the closing of U.S. financial markets for four days. When the markets reopened, there was a period of substantial market volatility. Any reduction in revenues or any loss resulting from the above factors could have a material adverse effect on the Company's business, financial condition and operating results.

..  SUBSTANTIAL COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL
   PERFORMANCE

   We derive substantially all of our revenues from market-making and asset management activities. The market for these services is rapidly evolving and intensely competitive. We expect the competitive environment to continue and intensify in the future. We face direct competition in our equity market-making business primarily from wholesale global national and regional broker-dealers, and also alternative trading systems, including ECNs. In our options market-making business we compete with other options specialists and market-makers, while our asset management business competes with other asset management companies. We compete in market-making primarily on the basis of execution standards, our relationship with our customers, reputation and technology. In asset management we compete primarily on our reputation and returns on our managed fund. A number of our competitors have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base than we do. These competitors may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than us and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We believe that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share. There can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and results of operations.

..  OUR DEPENDENCE ON MARKET-MAKING ACTIVITIES AND CREDIT RISKS ASSOCIATED WITH
   OUR CLEARING BROKERS

   The majority of our revenues are derived from market-making activities. We expect this to continue for the foreseeable future. Any factor adversely affecting market-making in general, or our market-making activities in particular, could adversely affect our business, financial condition and operating results. Our future success will depend on continued demand for our market-making services and our ability to respond to regulatory and technological changes, as well as customer demands. If demand for our market-making services fails to grow, grows more slowly than we currently anticipate, or declines, our business, financial condition and operating results could be materially and adversely affected.

   As a market maker of OTC and listed stocks, and as a specialist in listed options, the majority of our securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. We clear our securities transactions through unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty's failure to fulfill its contractual obligations. Our policy is to monitor the credit standing of the counterparties with which we conduct business. However, no assurance can be given that any such counterparty will not default on their obligations, which default could have a material adverse effect on our business, financial condition and operating results. In addition, at any time, a substantial portion of our assets are held at one or more clearing brokers and, accordingly, we are subject to credit risk with respect to such clearing brokers. Consequently, we are reliant on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We are also dependent on the solvency of such clearing brokers. Any failure by the clearing brokers to adequately discharge their obligations on a timely basis, or failure by a clearing broker to remain solvent, or any event adversely affecting the clearing brokers, could have a material adverse effect on our business, financial condition and operating results.

..  RISKS RELATED TO CUSTOMER CONCENTRATION

   A small number of customers have historically accounted for a significant portion of our equity order flow, and we expect a significant portion of the future demand for our market-making services to remain concentrated within a limited number of customers. None of our customers are contractually obligated to utilize us as market maker and, accordingly, these customers may direct their trading activities to other market makers at any time. Recently, some of these customers have purchased market-makers and specialist firms to internalize order flow. There can be no assurance that we will be able to retain these major customers or that such customers will maintain or increase their demand for our market-making activities. Our asset management business also has a limited number of investors. The loss, or a significant reduction, of demand for our services from any of these customers could have a material adverse effect on our business, financial condition and operating results.

..  THE MARKET PRICE OF OUR CLASS A COMMON STOCK COULD FLUCTUATE

   Our Class A Common Stock has experienced price fluctuations in the last year along with the stock market in general. In addition, certain former officers and directors own shares of our Class A Common Stock, with limited restrictions on their resale. As a result, the price of our Class A Common Stock could continue to fluctuate. In addition, because the market price of our Class A Common Stock tends to fluctuate we may become the object of securities class action litigation. Securities class action litigation may result in substantial costs and a diversion of management's attention and resources.

..  RISKS ASSOCIATED WITH DECLINES IN MARKET VOLUME, PRICE OR LIQUIDITY

   Our revenues may decrease in the event of a decline in market volume, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from market-making activities. Lower price levels of securities may also result in decreased trading volume and reduced revenue capture per share, and thereby reduced revenues from market-making transactions, as well as result in losses from declines in the market value of securities held in inventory. Sudden sharp declines in market values of securities can result in illiquid markets, declines in the market values of securities held in inventory, the failure of buyers and sellers of securities to fulfill their obligations and settle their trades and increases in claims and litigation. Any decline in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.

..  WE MAY NOT SUCCEED IN INTERNATIONAL MARKETS

   We have limited experience in providing market-making services internationally as we currently have operations only in London, England and Tokyo, Japan. We may not succeed in marketing our services in international markets. In addition, there are risks inherent in doing business in international markets that may include in some markets, less developed technological infrastructures, lower client acceptance of, or access to, electronic channels, regulatory requirements, tariffs and other trade barriers, reduced protection for intellectual property rights, difficulties in staffing and managing foreign operations, less developed automation in exchanges, depositories and clearing systems, fluctuations in currency exchange rates, and potentially adverse tax consequences. We have experienced significant losses to date in our international operations. We continue, and will continue in the future, to reassess our investments in international markets based on the above factors, market conditions and our financial performance. Should market conditions and financial performance continue to decline we may elect to discontinue part or all of our international market-making operations which could have a material adverse impact on our business, financial condition and operating results.

..  WE EXPERIENCE SEASONALITY IN OUR BUSINESS

   We have experienced, and may experience in the future, seasonality in our business. We have historically experienced a decrease in revenues in the third quarter of the year, due to lower volumes typically associated with the summer months. We believe that this seasonal trend will continue for the foreseeable future and that the Company's business, financial condition and operating results may be adversely affected by such trends in the future. As a result, period-to-period comparisons of the revenues and operating results of the Company are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.

..  OUR ASSET MANAGEMENT BUSINESS COULD BE HARMED

   Our asset management business is subject to a variety of risks. These risks include the departure of key management, excessive redemptions by investors and volatility of the fund's returns. If any of these events were to occur, it could have a material adverse impact on our business, financial condition and operating results.

..  WE MUST PROTECT OUR INTELLECTUAL PROPERTY

   Our success and ability to compete are dependent to a degree on fully protecting our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely on numerous modes of intellectual property protection to protect our intellectual property, including copyright, trade secret, trademark, domain name, patent and contract law. Notwithstanding the precautions taken by us to protect our intellectual property, it is possible that third parties may misappropriate, obtain, copy or use without authorization, or otherwise infringe upon, our intellectual property. It is also possible that third parties may independently develop intellectual property similar to ours. There can be no assurance that the steps taken by us will prevent misappropriation of our intellectual property rights. Such misappropriation could have a material adverse effect upon our business, financial condition and operating results. In addition, the laws of foreign countries may afford different, and possibly inadequate, protection of our intellectual property.

   We license software from third parties, including our trading systems, that are integral to our business. The failure by us to maintain these relationships, or to find a replacement for such technology in a timely and cost-effective manner, could have a material adverse effect on our business, financial condition and operating results. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources either of which could have a material adverse effect on our business, financial condition and operating results.

..  SYSTEMS FAILURES AND DELAYS COULD HARM OUR BUSINESS

   Our market-making activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts in the last few years to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes or other events for our clients. Any significant degradation or failure of our computer systems or any other systems in the trading process could cause clients to suffer delays in trading. Such delays could cause substantial losses for our clients and could subject us to claims from our clients for losses, including litigation claiming fraud or negligence. In the past, high trading volume has caused significant delays in executing some trading orders, resulting in some clients' orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays. Systems failures and delays may occur again in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response times resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer a loss of clients or a reduction in the growth of our client base, increased operating expenses, financial losses, additional litigation or other client claims, and regulatory sanctions or additional regulatory burdens. In addition, we currently do not have a live disaster recovery center. If we are prevented from using our current trading operations, we will not have business continuity. This could have a material adverse effect on our business, financial condition and operating results.

..  CAPACITY CONSTRAINTS OF OUR SYSTEMS COULD HARM OUR BUSINESS

   In the event our business significantly increases, we may need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. Many of our systems are designed to accommodate additional growth without redesign or replacement; however, we may need to continue to make investments in additional hardware and software to accommodate growth. We may not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays, which could have a material adverse effect on our business, financial condition and results of operations.

..  WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES

   The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements and changing customer demands. If we are not able to keep up with these rapid changes on a timely and cost-effective basis, we may be at a competitive disadvantage. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure. Any failure by us to anticipate or respond adequately to technological advancements, customer requirements or changing industry standards, or any delays in the development, introduction or availability of new services, products or enhancements could have a material adverse effect on our business, financial condition and operating results.

..  WE WILL NEED TO INTRODUCE NEW PRODUCTS AND SERVICES TO REMAIN COMPETITIVE

   Our future success depends in part on our ability to develop and enhance our products and services. There are numerous technical and financial risks in the development of new or enhanced products and services, including the risk that we will be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce and market new or enhanced products and services. If we are unable to develop and introduce enhanced or new products and services quickly enough to respond to market or client requirements, or if our products and services fail to achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

..  ACQUISITIONS, EQUITY INVESTMENTS AND STRATEGIC RELATIONSHIPS INVOLVE CERTAIN
   RISKS

   We may in the future pursue strategic acquisitions of, or equity investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses and technologies, difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets, which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we acquire in the future. Equity investments may also entail some of the risks described above. We currently have a number of equity investments in the financial services industry, totaling in the aggregate $40.4 million, including investments in Nasdaq, Nasdaq Europe and Nasdaq Japan. If these investments are unsuccessful, we may need to incur an impairment charge against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

..  FAILURE TO COMPLY WITH NET CAPITAL REQUIREMENTS COULD ADVERSELY AFFECT OUR
   BUSINESS

   The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is a SEC-defined measure of a broker-dealer's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. All of our broker-dealer subsidiaries are required to comply with the net capital requirements. If we fail to maintain the required net capital, the SEC could suspend or revoke our registration, or the NASD and other regulatory bodies could suspend or expel us, which could ultimately lead to our liquidation. If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

   We employ automated proprietary trading and risk management systems which provide real-time risk management and inventory control. We monitor our risks by a constant review of trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals, appropriate risk measures and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

   In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at December 31, 2001 and 2000 was $152.8 million and $256.4 million, respectively, in long positions and $153.6 million and $70.0 million, respectively, in short positions. Additionally, at December 31, 2001, we have $137.5 million in long positions and $70.5 million in short positions in accounts managed by Deephaven. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $6.6 million loss and a $18.6 million loss as of December 31, 2001 and 2000, respectively, due to the offset of losses in long positions with gains in short positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities from our OTC and exchange-listed market making business).

                                                 Year Ended December 31,
                  -------------------------------------------------------------------------------------
                              2001                         2000                         1999
                  ---------------------------  ---------------------------  ---------------------------
                   Aggregate of  Net of Long    Aggregate of  Net of Long    Aggregate of  Net of Long
                  Long and Short  and Short    Long and Short  and Short    Long and Short  and Short
                    Positions     Positions      Positions     Positions      Positions     Positions
                  -------------- ------------  -------------- ------------  -------------- ------------
Average month-end  $263,363,432  $ 15,983,285   $315,072,743  $ 62,933,087   $193,579,372  $ 22,266,851
Highest month-end   518,042,400    70,961,224    511,802,399   186,379,465    398,804,534    51,252,815
Lowest month-end.   200,780,312   (41,878,074)   217,495,778   (57,737,157)   147,263,084   (22,736,612)

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

   Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, risk reports are distributed to senior management and the firm's risk managers who incorporate this information in our daily market-making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At December 31, 2001, 10% movements in volatility and stock prices on our entire equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market making portfolio:

                                       Change in Stock Prices
                              ----------------------------------------
                                  -10%         None          +10%
                              ------------ ------------  -------------
         Change in Volatility
            +10%............. $5.6 million $1.4 million  $12.3 million
            None.............  5.2 million           --   10.2 million
            -10%.............  5.0 million (1.3 million)   7.9 million

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

   For working capital purposes, we invest in money market funds, commercial paper, government securities or maintain interest-bearing balances in our trading accounts with clearing brokers, which are classified as cash equivalents and receivable from clearing brokers, respectively, in the Consolidated Statements of Financial Condition. These other amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily, and are not material to the Company's overall cash position.

Consolidated Quarterly Results (unaudited)

   The following table sets forth certain unaudited consolidated quarterly statement of income data and certain unaudited consolidated quarterly operating data for the years ended December 31, 2001 and 2000. In the opinion of our management, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report. The results of any quarter are not necessarily indicative of results for any future period.

                                                                        Quarter Ended
                                        -----------------------------------------------------------------------------
                                        Dec. 31,  Sept. 30, June 30,  Mar. 31,  Dec. 31,  Sept. 30, June 30, Mar. 31,
                                          2001      2001      2001      2001      2000      2000      2000     2000
                                        --------  --------- --------  --------  --------  --------- -------- --------
                                                                       (in thousands)
Revenues
  Net trading revenue.................. $139,106  $103,039  $135,030  $187,454  $223,116  $165,106  $282,515 $486,778
  Commissions and fees.................   11,317     9,688    12,426    14,512    13,255     5,877     5,998    7,418
  Asset management fees................    4,978    10,471     8,588    12,720    10,857    10,013    11,241    9,774
  Interest and dividends, net of
   interest expense....................    4,332     6,599     8,709     5,309     2,865     5,653     4,112    3,507
  Investment income and other..........    2,587     1,142     1,053     5,651     1,235     1,216     3,262    3,512
                                        --------  --------  --------  --------  --------  --------  -------- --------
   Total revenues......................  162,320   130,939   165,806   225,646   251,328   187,865   307,128  510,989
                                        --------  --------  --------  --------  --------  --------  -------- --------
Expenses
  Employee compensation and
   benefits/pro forma employee
   compensation and benefits (1).......   58,002    53,636    58,638    79,695    86,377    57,308   102,286  175,466
  Execution and clearance fees.........   30,729    26,645    30,096    30,049    28,623    24,476    28,917   30,222
  Payments for order flow..............   17,610    14,413    20,200    29,718    39,738    37,270    38,319   59,318
  Communications and data
   processing..........................   11,392    13,237    13,396    12,831    10,737     8,057     7,105    7,126
  Depreciation and amortization........   11,548    10,620    10,368    10,223     8,244     7,375     5,501    4,215
  Occupancy and equipment rentals......    6,799     4,144     4,586     5,011     5,930     5,405     4,314    3,093
  Professional fees....................    2,207     3,681     3,510     5,654     5,043     5,844     6,107    4,532
  Business development.................    1,751     2,392     4,105     3,370     4,245     2,438     2,884    5,239
  Writedown of assets and lease loss
   accrual.............................    2,343     6,624    11,572        --        --        --        --       --
  Other................................    3,699     5,659     4,271     5,943     4,824     5,168     2,304    4,996
                                        --------  --------  --------  --------  --------  --------  -------- --------
   Total expenses......................  146,080   141,051   160,742   182,494   193,761   153,341   197,737  294,207
                                        --------  --------  --------  --------  --------  --------  -------- --------
Income before income taxes and
 minority interest.....................   16,240   (10,112)    5,064    43,152    57,567    34,524   109,391  216,782
Income tax expense/pro forma income
 tax expense (2).......................    5,052    (1,129)    3,556    17,982    22,976    14,110    41,906   81,098
                                        --------  --------  --------  --------  --------  --------  -------- --------
Income before minority interest........   11,188    (8,983)    1,508    25,170    34,591    20,414    67,485  135,684
Minority interest in consolidated
 subsidiaries..........................   (2,289)   (3,311)   (2,295)   (1,747)     (659)     (178)       --       --
                                        --------  --------  --------  --------  --------  --------  -------- --------
Net income/pro forma net income........ $ 13,477  $ (5,672) $  3,803  $ 26,917  $ 35,250  $ 20,592  $ 67,485 $135,684
                                        ========  ========  ========  ========  ========  ========  ======== ========
Other Operating Data
Total U.S. equity shares traded (in
 millions).............................   43,100    31,422    34,066    26,451    24,797    21,922    21,517   43,817
Total U.S. equity trades executed......   30,900    24,414    31,804    30,177    33,957    31,419    33,285   44,069
Average daily U.S. equity trades.......      483       414       505       487       539       499       528      700
Average daily net U.S. equities trading
 revenues.............................. $  1,777  $  1,162  $  1,697  $  2,342  $  2,905  $  2,269  $  3,893 $  7,209
Total U.S. option contracts executed...    9,827     8,677    10,486     8,450     8,250     5,131     4,473    3,527

--------
   Certain prior quarter amounts have been reclassified to conform to current year presentation.
(1) Before our merger, Arbitrade was a limited liability company and compensation and benefits to Arbitrade's members was accounted for as distributions of members' equity. Pro forma compensation expense was computed as 15% of the before-tax profits earned by Arbitrade for the period ended January 12, 2000, the date of the Merger.
(2) Before our merger with Arbitrade, Arbitrade was a limited liability company and was not subject to income taxes. Of the $81,098 in income taxes for the quarter ended March 31, 2000, $643 represents pro forma income taxes for the period from January 1, 2000 through January 12, 2000, and $80,455 represents actual income taxes for the period from January 13, 2000 through March 31, 2000. The income tax amounts for subsequent quarters represent actual income taxes. See Note 15 of the Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

                          KNIGHT TRADING GROUP, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Independent Accountants................................................................  41
Consolidated Statements of Financial Condition as of December 31, 2001 and 2000..................  42
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999...........  43
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999,
  2000 and 2001..................................................................................  44
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.......  45
Notes to Consolidated Financial Statements.......................................................  46

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Knight Trading Group, Inc.

   In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Knight Trading Group, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

New York, New York
January 16, 2002

                          KNIGHT TRADING GROUP, INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       December 31,    December 31,
                                                                           2001            2000
                                                                      --------------  --------------
                               Assets
Cash and cash equivalents............................................ $  361,294,311  $  364,057,534
Securities owned, held at clearing broker, at market value...........  1,754,482,505   1,799,966,679
Receivable from brokers and dealers..................................    820,103,479     114,047,275
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization of $67,505,292 in 2001 and
  $34,969,580 in 2000................................................     90,125,704      79,014,393
Goodwill and intangible assets, less accumulated amortization of
  $25,364,234 in 2001 and $16,871,280 in 2000........................     51,899,985      45,239,177
Investments..........................................................     92,665,597      64,917,975
Other assets.........................................................     56,115,374      54,166,139
                                                                      --------------  --------------
       Total assets.................................................. $3,226,686,955  $2,521,409,172
                                                                      ==============  ==============
                Liabilities and Stockholders' Equity
Liabilities
   Securities sold, not yet purchased, at market value............... $2,039,355,967  $1,427,214,323
   Payable to brokers and dealers....................................    227,526,691     184,269,478
   Accrued compensation expense......................................     65,121,718      62,444,645
   Accrued execution and clearance fees..............................     10,271,164       6,092,754
   Accrued payments for order flow...................................      5,594,935      12,117,998
   Accounts payable, accrued expenses and other liabilities..........     22,286,928      30,093,885
   Income taxes payable..............................................      1,624,319       4,813,771
                                                                      --------------  --------------
       Total liabilities.............................................  2,371,781,722   1,727,046,854
                                                                      --------------  --------------
Minority interest in consolidated subsidiaries.......................     20,648,809      20,175,872
                                                                      --------------  --------------

Commitments and contingent liabilities (Notes 12 and 17)

Stockholders' equity
   Class A Common Stock, $0.01 par value, 500,000,000 shares
     authorized; 124,158,570 shares issued and outstanding at
     December 31, 2001 and 123,290,780 shares issued and outstanding
     at December 31, 2000............................................      1,241,586       1,232,908
   Additional paid-in capital........................................    335,796,119     309,611,248
   Retained earnings.................................................    504,472,861     465,947,294
   Unamortized stock-based compensation..............................       (672,763)             --
   Accumulated other comprehensive income (loss)--foreign currency
     translation adjustments, net of tax.............................     (6,581,379)     (2,605,004)
                                                                      --------------  --------------
       Total stockholders' equity....................................    834,256,424     774,186,446
                                                                      --------------  --------------
       Total liabilities and stockholders' equity.................... $3,226,686,955  $2,521,409,172
                                                                      ==============  ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT TRADING GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            For the years ended December 31,
                                                        ----------------------------------------
                                                            2001          2000          1999
                                                        ------------ -------------- ------------
Revenues
   Net trading revenue................................. $564,630,212 $1,157,515,897 $845,105,365
   Commissions and fees................................   47,942,570     32,547,907   16,439,090
   Asset management fees...............................   36,756,865     41,883,882   19,921,092
   Interest and dividends, net of interest expense.....   24,949,310     16,137,298   11,949,821
   Investment income and other.........................   10,433,418      9,224,764    3,160,075
                                                        ------------ -------------- ------------
       Total revenues..................................  684,712,375  1,257,309,748  896,575,443
                                                        ------------ -------------- ------------
Expenses
   Employee compensation and benefits..................  249,971,154    421,169,673  269,223,837
   Execution and clearance fees........................  117,518,622    112,238,423   89,575,394
   Payments for order flow.............................   81,941,538    174,645,438  138,696,691
   Communications and data processing..................   50,856,148     33,025,036   18,944,361
   Depreciation and amortization.......................   42,759,165     25,335,639   11,395,735
   Occupancy and equipment rentals.....................   20,540,053     18,741,887   10,706,397
   Professional fees...................................   15,052,273     21,526,495    7,889,198
   Business development................................   11,617,364     14,806,302   10,294,545
   Merger related costs................................           --             --    9,969,295
   Writedown of assets and lease loss accrual..........   20,538,652             --           --
   Other...............................................   19,572,254     17,289,411    7,050,073
                                                        ------------ -------------- ------------
       Total expenses..................................  630,367,223    838,778,304  573,745,526
                                                        ------------ -------------- ------------
Income before income taxes and minority interest.......   54,345,152    418,531,444  322,829,917
Income tax expense.....................................   25,461,246    159,446,394  111,545,941
                                                        ------------ -------------- ------------
Income before minority interest........................   28,883,906    259,085,050  211,283,976
Minority interest in consolidated subsidiaries.........    9,641,661        836,952           --
                                                        ------------ -------------- ------------
Net income............................................. $ 38,525,567 $  259,922,002 $211,283,976
                                                        ============ ============== ============
Basic earnings per share............................... $       0.31 $         2.12 $       1.75
                                                        ============ ============== ============
Diluted earnings per share............................. $       0.31 $         2.05 $       1.68
                                                        ============ ============== ============
Shares used in basic earnings per share (see Note 13)..  123,796,181    122,520,733  120,821,710
                                                        ============ ============== ============
Shares used in diluted earnings per share (see Note 13)  125,758,863    126,863,316  125,755,430
                                                        ============ ============== ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT TRADING GROUP, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 1999, 2000 and 2001

                                               Class A Common Stock  Class B Common Stock
                                              ---------------------- --------------------
                                                                                            Additional
                                                                                             Paid-In      Retained
                                                Shares      Amount     Shares     Amount     Capital      Earnings
                                              ----------- ---------- ----------  --------  ------------ ------------
Balance January 1, 1999...................... 108,629,369 $1,086,294  7,885,396  $ 78,854  $174,906,189 $ 29,810,681
                                              ----------- ---------- ----------  --------  ------------ ------------
Net Income...................................          --         --         --        --            --  211,283,976
Translation adjustment arising during period,
 net of taxes................................          --         --         --        --            --           --

Total comprehensive income...................
Net proceeds from stock offering.............   4,849,440     48,494         --        --    80,171,043           --
Conversion of Class B Common Stock into Class
 A Common Stock..............................   7,885,396     78,854 (7,885,396)  (78,854)           --           --
Capital contributions from members of
 pooled entity...............................                                                21,100,568
Capital distributions to members of
 pooled entity...............................                                                        --  (35,069,365)
Stock options exercised......................     757,265      7,573         --        --     5,477,629           --
Income tax benefit--stock options exercised..          --         --         --        --    10,311,592           --
                                              ----------- ---------- ----------  --------  ------------ ------------
Balance, December 31, 1999................... 122,121,470  1,221,215         --        --   291,967,021  206,025,292
                                              ----------- ---------- ----------  --------  ------------ ------------
Net Income...................................          --         --         --        --            --  259,922,002
Translation adjustment arising during period,
 net of taxes................................          --         --         --        --            --           --

Total comprehensive income...................
Stock options exercised......................   1,169,310     11,693         --        --     8,645,304           --
Income tax benefit--stock options exercised..          --         --         --        --     8,998,923           --
                                              ----------- ---------- ----------  --------  ------------ ------------
Balance, December 31, 2000................... 123,290,780  1,232,908         --        --   309,611,248  465,947,294
                                              ----------- ---------- ----------  --------  ------------ ------------
Net Income...................................          --         --         --        --            --   38,525,567
Translation adjustment arising during period,
 net of taxes................................          --         --         --        --            --           --

Total comprehensive income...................
Stock options exercised......................     795,550      7,956         --        --     5,639,442           --
Issuance of restricted stocks................      72,240        722         --        --       845,640           --
Income tax benefit--stock options exercised..          --         --         --        --     2,612,132           --
Amortization of restricted stock.............          --         --         --        --            --
Capital contributions from minority investors          --         --         --        --    17,087,657           --
                                              ----------- ---------- ----------  --------  ------------ ------------
Balance, December 31, 2001................... 124,158,570 $1,241,586         --  $     --  $335,796,119 $504,472,861
                                              =========== ========== ==========  ========  ============ ============


                                              Unamortized      Other
                                              Stock-based  Comprehensive
                                              Compensation    Income        Total
                                              ------------ ------------- ------------
Balance January 1, 1999......................  $      --    $        --  $205,882,018
                                               ---------    -----------  ------------
Net Income...................................         --             --   211,283,976
Translation adjustment arising during period,
 net of taxes................................         --         17,574        17,574
                                                                         ------------
Total comprehensive income...................                             211,301,550
Net proceeds from stock offering.............         --             --    80,219,537
Conversion of Class B Common Stock into Class
 A Common Stock..............................         --             --            --
Capital contributions from members of
 pooled entity...............................                              21,100,568
Capital distributions to members of
 pooled entity...............................                             (35,069,365)
Stock options exercised......................                        --     5,485,202
Income tax benefit--stock options exercised..         --             --    10,311,592
                                               ---------    -----------  ------------
Balance, December 31, 1999...................         --         17,574   499,231,102
                                               ---------    -----------  ------------
Net Income...................................         --             --   259,922,002
Translation adjustment arising during period,
 net of taxes................................         --     (2,622,578)   (2,622,578)
                                                                         ------------
Total comprehensive income...................                             257,299,424
Stock options exercised......................         --             --     8,656,997
Income tax benefit--stock options exercised..         --             --     8,998,923
                                               ---------    -----------  ------------
Balance, December 31, 2000...................         --     (2,605,004)  774,186,446
                                               ---------    -----------  ------------
Net Income...................................         --             --    38,525,567
Translation adjustment arising during period,
 net of taxes................................         --     (3,976,375)   (3,976,375)
                                                                         ------------
Total comprehensive income...................                              34,549,192
Stock options exercised......................         --             --     5,647,398
Issuance of restricted stocks................   (845,640)            --           722
Income tax benefit--stock options exercised..         --             --     2,612,132
Amortization of restricted stock.............    172,877                      172,877
Capital contributions from minority investors         --             --    17,087,657
                                               ---------    -----------  ------------
Balance, December 31, 2001...................  $(672,763)   $(6,581,379) $834,256,424
                                               =========    ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT TRADING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the year ended December 31,
                                                             -------------------------------------------
                                                                 2001           2000           1999
                                                             -------------  -------------  -------------
Cash flows from operating activities
Net income.................................................. $  38,525,567  $ 259,922,002  $ 211,283,976
Adjustments to reconcile net income to net cash provided by
  operating activities
   Income tax credit from stock options exercised...........     2,612,132      8,998,923     10,311,592
   Issuance of restricted stock to employees................           722             --             --
   Depreciation and amortization............................    42,759,165     25,335,639     11,395,735
   Amortization of stock based compensation.................       172,877             --             --
   Minority interest in losses of consolidated subsidiary...    (9,641,661)      (836,952)            --
   Writedown of assets and lease loss accrual...............    20,538,652             --             --
(Increase) decrease in operating assets
   Securities owned.........................................    45,484,174   (889,733,763)  (498,944,733)
   Receivable from brokers and dealers......................  (706,056,204)   101,375,933   (107,886,202)
   Other assets.............................................    (3,520,748)   (35,718,592)   (11,858,208)
Increase (decrease) in operating liabilities
   Securities sold, not yet purchased.......................   612,141,644    706,295,310    392,748,376
   Securities sold under agreements to repurchase...........            --    (10,409,736)      (781,264)
   Payable to brokers and dealers...........................    43,257,213     24,326,460    100,162,267
   Accrued compensation expense.............................     2,677,073      5,210,037     34,117,054
   Accounts payable, accrued expenses and other liabilities.   (14,759,748)   (26,734,175)    26,594,351
   Accrued execution and clearance fees.....................     4,178,410     (2,278,302)     1,472,961
   Accrued payments for order flow..........................    (6,523,063)    (1,860,856)     5,306,186
   Income taxes payable.....................................    (3,189,452)   (11,179,166)    13,707,317
                                                             -------------  -------------  -------------
       Net cash provided by operating activities............    68,656,753    152,712,762    187,629,408
                                                             -------------  -------------  -------------
Cash flows from investing activities
Purchases of fixed assets and leasehold improvements........   (50,611,876)   (71,031,773)   (19,370,770)
(Investment in)/redemptions from Deephaven-sponsored private
  investment fund...........................................   (38,313,572)    13,788,223    (19,357,725)
Strategic investments and acquisitions......................   (15,344,181)   (58,850,150)   (17,317,951)
Payment of contingent consideration.........................            --     (6,284,903)    (5,953,219)
                                                             -------------  -------------  -------------
       Net cash used in investing activities................  (104,269,629)  (122,378,603)   (61,999,665)
                                                             -------------  -------------  -------------
Cash flows from financing activities
Repayment of short term loan................................            --             --    (11,016,766)
Proceeds from issuance of common stock......................            --             --     80,219,537
Stock options exercised.....................................     5,647,398      8,656,997      5,485,202
Minority interest in consolidated subsidiary................    27,202,255     21,012,824             --
Capital distributions to members of KFP.....................            --             --    (13,968,797)
                                                             -------------  -------------  -------------
       Net cash provided by financing activities............    32,849,653     29,669,821     60,719,176
                                                             -------------  -------------  -------------
(Decrease) Increase in cash and cash equivalents............    (2,763,223)    60,003,980    186,348,919
                                                             -------------  -------------  -------------
Cash and cash equivalents at beginning of period............   364,057,534    304,053,554    117,704,635
                                                             -------------  -------------  -------------
Cash and cash equivalents at end of period.................. $ 361,294,311  $ 364,057,534  $ 304,053,554
                                                             =============  =============  =============
Supplemental disclosure of cash flow information:
       Cash paid for interest............................... $  23,274,594  $  40,643,281  $   9,070,476
                                                             =============  =============  =============
       Cash paid for income taxes........................... $  33,664,468  $ 175,180,680  $  98,376,867
                                                             =============  =============  =============

--------
Supplemental information pertaining to noncash investing and financing activities:
During 1999, all outstanding shares of Class B Common Stock were converted into shares of Class A Common Stock.

  The accompanying notes are an integral part of these consolidated financial statements.

                          KNIGHT TRADING GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Description of the Business

   Knight Trading Group, Inc. (the "Company") and its subsidiaries operate in securities market-making and asset management business lines. Knight Securities ("KS") operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board. Knight Capital Markets ("KCM," formerly Trimark Securities) operates as a market maker in the Nasdaq Intermarket, the over-the-counter market for New York Stock Exchange (NYSE)- and American Stock Exchange (AMEX)- listed securities. Additionally, the Company makes markets in equity securities in Europe and Japan. Knight Financial Products ("KFP") makes markets in options on individual equities, equity indices and fixed income futures instruments in the U.S. The Company also operates a professional option execution services business through Knight Execution Partners ("KEP"). KS, KCM, KFP and KEP are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission"). Additionally, KS and KCM are members of the National Association of Securities Dealers, Inc. ("NASD"). KFP is a member of the Chicago Board Options Exchange as well as the American Stock Exchange, the Pacific Exchange, the Philadelphia Stock Exchange and the International Stock Exchange. The Company also maintains an asset management business for institutions and high net worth individuals through its Deephaven subsidiary.

   In the first quarter of 2001, the Company began its Knight Roundtable Europe venture. Currently, 21 broker-dealers and banks from Europe and the United States own an approximate 15% minority interest in the venture. The venture owns and operates Knight Securities International, Ltd. ("KSIL"), which provides execution services for European investors in European and U.S. equities. In the third quarter of 2000 the Company established a joint venture operation of which it owns 60%, called Knight Securities Japan ("KSJ"), with Nikko Cordial Group to provide wholesale market-making services in Japanese equity securities.

   The Company was organized in January 2000 as the successor to the business of its predecessor, Knight/Trimark Group, Inc. (the "Predecessor"). The Predecessor was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C. ("Roundtable"). Roundtable was organized in March 1995 to own and operate the securities market-making businesses of the predecessors to KS and KCM. In May 2000, the Company changed its name from Knight/Trimark Group, Inc. to Knight Trading Group, Inc.

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

2.  Reorganization, Public Stock Offerings and Stock Split

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

3.  Significant Accounting Policies

   Basis of consolidation and form of presentation

   The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   Certain prior year amounts have been reclassified to conform to the current year presentation.

   Cash and cash equivalents

   Cash equivalents represent money market accounts, which are payable on demand, or short-term investments with an original maturity of less than 30 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

   Investments

   Investments on the Consolidated Statements of Financial Condition includes strategic ownership interests of less than 20% in publicly and non-publicly traded companies which are accounted for under the equity method or the cost basis of accounting. The equity method of accounting is used for investments in limited partnerships. Investments also include the Company's investments in the private investment fund for which the Company is the investment manager and sponsor. Investments are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

   Market-making activities

   Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to other broker-dealers for directing their order executions to the Company. The Company records interest income net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Interest expense incurred during 2001, 2000 and 1999 amounted to approximately $23.0 million, $40.9 million and $11.9 million, respectively.

   Asset management fees

   The Company earns asset management fees for sponsoring and managing the investments of a private investment fund. Such fees are recorded monthly as earned and are calculated as a percentage of the fund's monthly net assets, plus a percentage of a new high net asset value, as defined, for any six-month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the fund exceeds the greater of either the highest previous net asset value in the fund, or the net asset value at the time each investor made his purchase.

   Securities borrowed/loaned

   Securities borrowed and securities loaned, which are included in receivable from and payable to brokers and dealers, are recorded at the amount of cash or other collateral advanced or received. Securities borrowed transactions require the Company to deposit cash or similar collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis. Substantially all of the Company's securities borrowed and securities loaned transactions are conducted with banks and other securities firms.

   Foreign currencies

   The functional currency of the Company's consolidated foreign subsidiaries are the U.S. dollar, the British Pound and the Japanese Yen. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. The foreign exchange gains and losses resulting from translation of financial statements of a subsidiary whose functional currency is not the U.S. dollar are included as a separate component of stockholders' equity in the Consolidated Statements of Financial Condition. Gains or losses resulting from foreign currency transactions are included in Investment income and other in the Consolidated Statements of Income.

   Depreciation, amortization and occupancy

   Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the life of the related office lease. The Company records rent expense on a straight-line basis over the life of the lease. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes software over its estimated useful life of three years.

   Lease loss accrual

   It is the Company's policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed, and costs related to the excess capacity are accrued for.

   Income taxes

   Income tax expense in the Consolidated Statements of Income represents income taxes incurred for the years ended December 31, 2001, 2000 and 1999. Before the Merger, Arbitrade was a limited liability company which was treated as a partnership for tax purposes and its federal and state income taxes were borne by individual partners. As such, Arbitrade's historical financial statements only include a provision for non-U.S. income taxes. Subsequent to the Merger, Arbitrade's income is subject to federal and state income taxes.

   The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

   Estimated fair value of financial instruments

   The Company's securities owned and securities sold, not yet purchased are carried at market value. Fair value for securities owned and securities sold, not yet purchased, is estimated using market quotations available from major securities exchanges and dealers. Management estimates that the fair values of other financial instruments recognized on the Consolidated Statements of Financial Condition (including receivables, payables and accrued expenses) approximate their carrying values, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing.

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

4.  Securities Owned and Securities Sold, Not Yet Purchased

   Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

                                            December 31,   December 31,
                                                2001           2000
                                           -------------- --------------
       Securities owned:
          Equities........................ $  734,638,954 $  661,327,729
          Options.........................    907,988,169  1,126,483,498
          Convertible bonds...............     93,474,975             --
          U.S. government obligations.....     18,380,407     12,155,452
                                           -------------- --------------
                                           $1,754,482,505 $1,799,966,679
                                           ============== ==============
       Securities sold, not yet purchased:
          Equities........................ $  998,438,044 $  170,167,713
          Options.........................  1,019,052,935  1,257,046,610
          Convertible bonds...............     21,864,988             --
                                           -------------- --------------
                                           $2,039,355,967 $1,427,214,323
                                           ============== ==============

5.  Receivable from/Payable to Brokers and Dealers

   At December 31, 2001, amounts receivable from and payable to brokers and dealers consist of the following:

                 Receivable:
                    Clearing brokers............. $701,748,826
                    Securities failed to deliver.    6,007,502
                    Securities borrowed..........  110,268,570
                    Other........................    2,078,581
                                                  ------------
                                                  $820,103,479
                                                  ============
                 Payable:
                    Clearing brokers............. $133,253,448
                    Securities failed to receive.   12,947,759
                    Securities loaned............   81,325,484
                                                  ------------
                                                  $227,526,691
                                                  ============

   The Company had received and pledged collateral approximately equal to the amount borrowed and loaned, respectively.

6.  Investments

   The Company's wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of a private investment fund that engages in various trading strategies involving equities, debt instruments and derivatives. The Company owns an interest in this private investment fund. The investment amounted to approximately $50.9 million at December 31, 2001. Certain officers of the Company also own interests in this private investment fund. Additionally, the Company has made strategic investments in Nasdaq, Nasdaq Europe (formerly known as Easdaq), Nasdaq Japan and other public and non-public companies.

7.  Significant Customers

   The Company considers affiliates to be holders of 10% or more of the Company's outstanding common stock ("Affiliates"). During 2001 there were no Affiliates of the Company.

   One customer provided 10.9% of the Company's U.S. equity order flow for the year ended December 31, 2001 as measured in U.S. equity share volume. Rebates paid to this firm for U.S. equity share and U.S. options contract volume amounted to $12.0 million during the same period.

8.  Goodwill and Intangible Assets

   The Company's acquisition of the business of Trimark Securities, L.P. ("Trimark") during 1995 was recorded under the purchase method and the carrying values of the assets and liabilities acquired were adjusted to their fair market values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired of $13,960,195 was recorded as goodwill and is being amortized over a period of 10 years. In connection with the acquisition, the Company entered into an agreement which entitled the former owners to receive additional consideration during the five years immediately subsequent to the acquisition, through March 2000, equal to 10% of Trimark's pre-tax earnings, before amortization of goodwill and depreciation on fixed assets initially purchased. All amounts paid under this arrangement have been capitalized as additional purchase price (goodwill) and are being amortized over the remainder of the original ten-year amortization period.

   Pursuant to an agreement effective November 17, 1997, Trimark purchased the business and the related fixed assets of Tradetech Securities, L.P. ("Tradetech"), an Illinois Limited Partnership, in exchange for $750,000 in cash and contingent consideration. Tradetech operated as a market maker in listed stocks and, after the acquisition, its business and operations were integrated into Trimark's. The acquisition was accounted for under the purchase method and the carrying values of the assets acquired were adjusted to their fair market values as of the acquisition date. The excess of the purchase price over the fair value of the assets acquired of $400,000 was recorded as goodwill and is being amortized over a period of five years.

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

   The total contingent consideration paid and recorded as goodwill by the Company was as follows:

                                           Trimark      Tradetech
                                         Additional    Additional
                                        Consideration Consideration   Total
                                        ------------- ------------- ----------
  For the year ended December 31, 1999.  $3,098,161    $2,855,058   $5,953,219
  For the year ended December 31, 2000.   1,757,948     4,526,955    6,284,903
  For the year ended December 31, 2001.          --            --           --

   Additionally, consistent with the growth of the Company's options market-making business, KFP has acquired various options related businesses. Goodwill, representing the total excess of the purchase prices over the fair value of the assets acquired, and other intangible assets, in the aggregate totaling $42,240,877 was recorded in connection with these acquisitions and is being amortized over a period of 15 years.

   The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement establishes new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with an indefinite useful life will no longer be amortized, but will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The Company expects that the adoption of this statement will result in a decrease in amortization expense of approximately $6.4 million in 2002. Annual amortization expense related to goodwill in 2001 was $6.7 million.

   As a result of the adoption of SFAS No. 142, the Company's goodwill and intangible balances, net of accumulated amortization as of January 1, 2002 consist of the following:

              Goodwill............................... $17,535,556
              Intangible Assets, definite useful life  34,364,429
                                                      -----------
              Total Goodwill and Intangible Assets... $51,899,985
                                                      ===========

Intangible assets deemed to have definite lives will continue to be amortized over their useful lives, which have been determined to be 15 years.

9.  Fixed Assets and Leasehold Improvements

   Fixed assets and leasehold improvements comprise the following:

                                                                   December 31,
                                                Depreciation  -----------------------
                                                   Period        2001        2000
                                                ------------- ----------- -----------
Computer hardware and software.................    3 years    111,888,136  81,847,768
Leasehold improvements......................... Life of Lease  21,140,042  15,028,116
Telephone systems..............................    5 years      7,531,763   6,944,133
Furniture and fixtures.........................    7 years      8,574,119   6,901,463
Trading systems................................    5 years      4,267,131   1,613,082
Equipment......................................    5 years     11,052,556   1,649,411
                                                              ----------- -----------
                                                              164,453,747 113,983,973
Less--Accumulated depreciation and amortization                67,505,292  34,969,580
Less--Writedown of assets......................                 6,822,751          --
                                                              ----------- -----------
                                                               90,125,704  79,014,393
                                                              ----------- -----------

10.  Writedown of Assets and Lease Loss Accrual

   The writedown of assets on the Consolidated Statements of Income represents $20.5 million in pre-tax non-operating charges. These charges consist of a loss of $6.8 million related to a writedown of fixed assets and other capitalized costs related to excess real-estate capacity, $1.4 million related to estimated losses on the disposal of excess real-estate, a $10.7 million non-recurring charge relating to impaired investments in non-public e-commerce companies and $1.6 million related to a writedown of certain exchange seats.

11.  Short-Term Financing

   On June 19, 1998, the Company entered into an unsecured $30.0 million loan agreement with an affiliate of one of its clearing brokers. Such loan paid interest monthly based on the London Interbank Offered Rate and was to mature on June 19, 1999. The loan agreement allowed for scheduled principal pre-payments without penalty. During 1998, the Company made principal pre-payments under the loan of $20.0 million. On January 19, 1999, the Company repaid the final $10.0 million. Interest expense incurred on such loan for the year ended December 31, 1999 amounted to $39,734.

   Prior to the Company's merger with Arbitrade, at December 31, 1999, Arbitrade had a $10,000,000 collateralized credit facility with a bank under which it borrowed on a revolving basis. Interest was variable based on prime plus one percent per annum and payable monthly. The Company paid one half percent per annum commitment fee on the unused portion of the facility. The unused portion of the facility and interest rate at December 31, 1999 were $7,945,408 and 9.00%, respectively.

   At December 31, 2001, KSJ, a joint venture operation of which the Company owns 60%, has two daylight overdraft facilities with different Japanese financial institutions totalling 5 billion yen. The intraday credit facilities are used to facilitate the daily gross settlement of securities transactions and bear market rates of interest in Japan.

   Subsequent to December 31, 2001, KSJ entered into an additional 5 billion yen daylight overdraft facility with an affiliate of Nikko Cordial Group, the owner of the remaining 40% interest in the joint venture. Pursuant to the terms of the loan contract, both the Company and Nikko are required to guarantee liabilities arising from the overdraft facility in their respective percentages of ownership. This overdraft facility bears a market rate of interest in Japan.

12.  Commitments and Contingent Liabilities

   The Company leases office space under noncancellable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was as follows:

                For the year ended December 31, 1999 $ 2,989,873
                For the year ended December 31, 2000   7,288,699
                For the year ended December 31, 2001  11,306,884

   Additionally, the Company leases computer and other equipment under noncancellable operating leases. As of December 31, 2001, future minimum rental commitments under all noncancellable operating leases were as follows:

                                      Office Leases Other Leases    Total
                                      ------------- ------------ ------------
  Year ending December 31, 2002...... $ 16,753,228  $ 5,669,050  $ 22,422,278
  Year ending December 31, 2003......   15,922,286    3,794,881    19,717,167
  Year ending December 31, 2004......   13,520,911    2,664,202    16,185,113
  Year ending December 31, 2005......   12,294,645        8,009    12,302,654
  Year ending December 31, 2006......    9,701,377           --     9,701,377
  Thereafter through October 31, 2021  133,875,423           --   133,875,423
                                      ------------  -----------  ------------
                                      $202,067,870  $12,136,142  $214,204,012
                                      ============  ===========  ============

   The Company has provided a $11.0 million letter of credit as a guarantee to one of the Company's lease obligations.

   The Company has a guarantee with one of its foreign subsidiary's clearing brokers, obligating the Company to generate and pay clearing fees of a minimum of $9.0 million for each of the years ended June 30, 2002 and June 30, 2003. As of December 31, 2001, the Company has generated $3.4 million against this guarantee.

13.  Earnings per Share

   Basic earnings per common share ("EPS") have been calculated by dividing net income by the sum of the weighted average shares of Class A Common Stock and Class B Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and restricted stock were exercised or converted into common stock. Except for voting rights, the Class B Common Stock had identical rights and rewards as the Class A Common Stock and was automatically converted to Class A Common Stock in the event of a sale or a transfer by the owner. All outstanding shares of Class B Common Stock were converted into shares of Class A Common Stock during 1999.

   Weighted-average shares outstanding for the years ended December 31, 1999 and 2000 have been determined as if the Merger described in Note 1 occurred as of the earliest date presented. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999:

                                                        For the year ended December 31,
                                  ----------------------------------------------------------------------------
                                            2001                     2000                      1999
                                  ------------------------ ------------------------- -------------------------
                                  Numerator/  Denominator/  Numerator/  Denominator/  Numerator/  Denominator/
                                  net income     shares     net income     shares     net income     shares
                                  ----------- ------------ ------------ ------------ ------------ ------------
Income and shares used in basic
 calculations.................... $38,525,567  123,796,181 $259,922,002  122,520,733 $211,283,976  120,821,710
Effect of dilutive stock awards..          --    1,962,682           --    4,342,583           --    4,933,720
                                  ----------- ------------ ------------ ------------ ------------ ------------
Income and shares used in diluted
 calculations.................... $38,525,567  125,758,863 $259,922,002  126,863,316 $211,283,976  125,755,430
                                  =========== ============ ============ ============ ============ ============
Basic earnings per share.........             $       0.31              $       2.12              $       1.75
                                              ============              ============              ============
Diluted earnings per share.......             $       0.31              $       2.05              $       1.68
                                              ============              ============              ============

14.  Employee Benefit Plan

   The Company sponsors 401(k) profit sharing plans (the "Plans") in which substantially all of its employees are eligible to participate. Under the terms of the Plans, the Company is required to make annual contributions to the Plans equal to 100% of the contributions made by its employees, up to certain limitations. The total expense recognized with respect to the Plans was as follows:

                For the year ended December 31, 1999 $1,838,036
                For the year ended December 31, 2000  2,856,197
                For the year ended December 31, 2001  5,377,539

15.  Income Taxes

   The Company and its subsidiaries file a consolidated federal income tax return. Before the Merger, Arbitrade was treated as a partnership for U.S. tax purposes and its federal and state income taxes were borne by Arbitrade's individual partners. As such Arbitrade's historical financial statements do not include a provision for federal or state income taxes.

   The provision for income taxes consists of:

                                    2001          2000          1999
                                 -----------  ------------  ------------
      Current:
         U.S. federal........... $25,468,048  $145,441,308  $ 95,344,483
         U.S. state and local...   5,006,968    18,560,206    18,498,299
                                 -----------  ------------  ------------
                                  30,475,016   164,001,514   113,842,782
                                 -----------  ------------  ------------
      Deferred:
         U.S. federal...........  (3,171,776)   (4,119,805)   (1,845,141)
         U.S. state and local...  (1,841,994)     (435,315)     (451,700)
                                 -----------  ------------  ------------
                                  (5,013,770)   (4,555,120)   (2,296,841)
                                 -----------  ------------  ------------
      Provision for income taxes $25,461,246  $159,446,394  $111,545,941
                                 -----------  ------------  ------------

   The following table reconciles the provision to the U.S. federal statutory income tax rate:


                                                                           2001  2000  1999
                                                                           ----  ----  ----
U.S. federal statutory income tax rate.................................... 35.0% 35.0% 35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits  3.8   2.8   3.6
Non-U.S. operations.......................................................  6.6    --    --
Pre-merger Arbitrade income...............................................   --  (0.1) (4.7)
Nondeductible charges.....................................................  2.7   0.4   0.6
Other, net................................................................ (1.2)   --   0.1
                                                                           ----  ----  ----
Effective income tax rate................................................. 46.9% 38.1% 34.6%
                                                                           ----  ----  ----

   Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001, 2000 and 1999 are as follows:

                                                 2001        2000       1999
                                              ----------- ---------- ----------
Deferred tax assets:
   Employee compensation and benefit plans... $ 7,918,251 $5,709,498 $1,964,276
   Fixed assets and other amortizable assets.   2,317,210  1,720,333    332,567
   Valuation and other reserves..............   4,896,738         --         --
                                              ----------- ---------- ----------
Total deferred tax assets....................  15,132,199  7,429,831  2,296,843
                                              ----------- ---------- ----------
Deferred tax liabilities:
   Valuation of investments..................   1,019,651    564,428         --
   Deferred management fees..................   2,246,815     13,440         --
                                              ----------- ---------- ----------
Total deferred tax liabilities...............   3,266,466    577,868         --
                                              ----------- ---------- ----------
Net deferred tax assets...................... $11,865,733 $6,851,963 $2,296,843
                                              ----------- ---------- ----------

16.  Long-Term Incentive Plans

   The Company established the Knight/Trimark Group, Inc. 1998 Long Term Incentive Plan and the Knight/Trimark Group, Inc. 1998 Nonemployee Director Stock Option Plan (together, the "Plans") to provide long-term incentive compensation to selected employees and directors of Knight Trading Group and its subsidiaries. The Plans are administered by the compensation committee of the Company's Board of Directors, and allow for the grant of options, restricted stock and restricted stock units, as defined by the Plans. Including a stockholder-approved increase in the number of shares reserved under the Plans by three million in May 2001, the maximum number of shares of Class A Common Stock reserved for the grant of options under the Plans is 27,819,000, subject to adjustment. The maximum number of restricted stock and restricted stock units which may be issued under each of the Plans is 3,000,000, which includes a two million share increase reserved under the Plans that was approved by stockholders in May 2001. In addition, the Plans limit the number of shares which may be granted to a single individual, and the Plans also limit the number of shares of restricted stock that may be awarded.

   It is the Company's policy to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options and awards generally vest over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the agreements. The Company has the right to fully vest employees in their option grants and awards upon retirement. The following is a reconciliation of option activity for the Plans for the years ended December 31, 2001 and 2000, and a summary of options outstanding and exercisable at December 31, 2001:

                                                                  2001                  2000
                                                          --------------------- ---------------------
                                                                      Weighted-             Weighted-
                                                                       Average               Average
                                                          Number of   Exercise  Number of   Exercise
                                                           Options      Price    Options      Price
                                                          ----------  --------- ----------  ---------
Outstanding, January 1................................... 12,448,675   $19.60   10,445,235   $10.77
Granted at market value..................................  4,461,576    16.17    4,290,500    37.40
Exercised................................................   (784,850)    7.24   (1,184,810)    7.31
Surrendered.............................................. (1,745,826)   23.35   (1,102,250)   18.37
                                                          ----------   ------   ----------   ------
Outstanding at December 31............................... 14,379,575   $18.76   12,448,675   $19.60
                                                          ==========   ======   ==========   ======
Exercisable at December 31...............................  5,786,992   $14.39    3,484,050   $ 9.81
                                                          ==========   ======   ==========   ======
Available for future grants at December 31............... 10,712,000            10,427,750
                                                          ==========            ==========
Weighted average fair value of grants during the year (at
  market value)..........................................              $ 7.42                $19.80
                                                                       ======                ======

                           Options Outstanding              Options Exercisable
                         -----------------------           ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                                      Remaining   Average    Number     Average
                         Outstanding Contractual Exercise  Exercisable Exercise
                         at 12/31/01    Life       Price   at 12/31/01   Price
Range of Exercise Prices ----------- ----------- --------- ----------- ---------
    $  6.54.............    113,000     6.80      $ 6.54       78,000   $ 6.54
    $  7.25.............  6,229,825     6.50        7.25    4,433,575     7.25
    $  7.90--$17.75.....  3,220,750     4.38       15.30       32,917    12.70
    $ 17.93--$39.75.....  1,943,500     6.56       26.78      390,875    30.78
    $ 39.84--$39.84.....  2,342,000     8.04       39.84      585,500    39.84
    $ 42.91--$73.22.....    530,500     7.33       55.01      266,125    55.71

   The Company granted a total of 72,240 restricted shares of Class A Common Stock to certain employees of the Company under the 1998 Long Term Incentive Plan and recorded compensation expense of $173,599 during 2001 for the fair value of the shares, which has been included in Compensation and Benefits in the Consolidated Statements of Income. The unamortized portion of the restricted shares is recognized as compensation expense over the vesting period. The restricted stock requires future service as a condition of the underlying shares of common stock.

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the fair values of the options granted to employees. Had compensation expense for the Company's options been determined based on the fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share amounts for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

                                             2001        2000         1999
                                          ---------- ------------ ------------
  Net income, as reported................ 38,525,567 $259,922,002 $211,283,976
  Pro forma net income................... 19,619,223  232,403,643  200,895,647
  Basic earnings per share, as reported..       0.31         2.12         1.75
  Diluted earnings per share, as reported       0.31         2.05         1.68
  Pro forma basic earnings per share.....       0.16         1.90         1.66
  Pro forma diluted earnings per share...       0.16         1.83         1.60

   The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model with the following assumptions:

                                             2001 2000 1999
                                             ---- ---- ----
                    Dividend yield.......... 0.0% 0.0% 0.0%
                    Expected volatility.....  65%  70%  70%
                    Risk-free interest rate. 4.5% 6.0% 6.0%
                    Expected life (in years)   4    5    5

17. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

   As a market maker of OTC and listed stocks and listed options contracts, the majority of the Company's securities transactions are conducted as principal with broker-dealer and institutional counterparties primarily located in the United States. The Company clears all of its securities transactions through clearing brokers on a fully disclosed basis. Accordingly, substantially all of the Company's credit exposures are concentrated with the clearing brokers. The clearing brokers can rehypothecate the securities held. Additionally, pursuant to the terms of the agreement between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. The Company's policy is to monitor the credit standing of the clearing brokers and all counterparties with which it conducts business. Additionally, as of December 31, 2001, the Company's credit exposures were concentrated with the clearing brokers and amounted to $820.1 million. As of December 31, 2001, the clearing brokers also held, as custodians, securities and options owned by the Company with a market value of $1.8 billion.

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

   At December 31, 2001, KS had net capital of $238,903,385, which was $236,158,892 in excess of its required net capital of $2,744,493, KCM had net capital of $56,154,602, which was $54,848,186 in excess of its required net capital of $1,306,416, KFP had net capital of $38,329,302 which was $38,079,302 in excess of its required net capital of $250,000 and KEP had net capital of $2,124,490 which was $1,982,959 in excess of its required net capital of $141,531.

   Additionally, KSIL, KSJ and KFP are subject to regulatory requirements in the countries in which they operate, including the requirements of the Financial Services Authority in the United Kingdom, and the Financial Supervisory Agency in Japan. As of December 31, 2001, the Company was in compliance with these capital adequacy requirements.

19.  Business Segments

   The Company has two reportable business segments: wholesale securities market-making and asset management. Domestic securities market-making primarily represents market-making in U.S. equity securities listed on Nasdaq, on the OTCBB of the NASD, in the over-the-counter market for NYSE- and AMEX-listed securities and in U.S. options on individual equities, equity indices, fixed income futures instruments and certain commodities. International securities market-making includes market-making in equities in Europe and Japan and in options in Europe. The asset management segment consists of investment management and sponsorship for a private investment fund.

   The Company's net revenues, income before income taxes and minority interest and assets by segment are summarized below:

                                                                                              Elimination
                                      Domestic     International                                   of
                                       Market         Market     Total Market       Asset     Intersegment Consolidated
                                      Making*        Making**       Making      Management*** Balances****    Total
                                    -------------  ------------- -------------  ------------- ------------ -------------
For the year ended
 December 31, 2001:
   Revenues........................   633,756,770    14,262,199    648,018,969   42,699,070    (1,106,185)   689,611,854
   Intra-segment revenues..........      (357,830)   (4,541,649)    (4,899,479)                               (4,899,479)
                                    -------------   -----------  -------------   ----------    ----------  -------------
   Total Revenues..................   633,398,940     9,720,550    643,119,490   42,699,070    (1,106,185)   684,712,375
   Income/(loss) before income
    taxes and minority interest....    96,759,221   (68,866,270)    27,892,951   26,452,201            --     54,345,152
   Total Assets.................... 2,731,317,276   424,134,213  3,155,451,489   71,235,466            --  3,226,686,955
For the year ended
 December 31, 2000:
   Revenues........................ 1,205,926,864    32,909,726  1,238,836,590   46,094,714            --  1,284,931,304
   Intra-segment revenues..........            --   (27,621,556)   (27,621,556)          --            --    (27,621,556)
                                    -------------   -----------  -------------   ----------    ----------  -------------
   Total Revenues.................. 1,205,926,864     5,288,170  1,211,215,034   46,094,714            --  1,257,309,748
   Income before income taxes and
    minority interest..............   395,451,222   (11,618,251)   383,832,971   34,698,473            --    418,531,444
   Total Assets.................... 2,136,341,091   345,354,278  2,481,695,369   39,713,803            --  2,521,409,172
For the year ended
 December 31, 1999:
   Revenues........................   876,424,848     2,010,046    878,434,894   20,907,547            --    899,342,441
   Intra-segment revenues..........            --    (2,766,998)    (2,766,998)          --            --     (2,766,998)
                                    -------------   -----------  -------------   ----------    ----------  -------------
   Total Revenues..................   876,424,848      (756,952)   875,667,896   20,907,547            --    896,575,443
   Income before income taxes and
    minority interest..............   310,554,470    (3,912,183)   306,642,287   16,187,630            --    322,829,917
   Total Assets.................... 1,504,599,415     5,529,635  1,510,129,050   30,156,756            --  1,540,285,806

--------
   * The year ended December 31, 2001 includes $20.5 million in pre-tax non-operating charges, which consists of a loss of $6.8 million on the writedown of fixed assets and other capital costs related to excess real-estate capacity, $1.4 million related to estimated losses on the disposal of excess real estate, a $10.7 million non-recurring charge relating to impaired investments in non-public e-commerce companies and $1.6 million related to a writedown of certain exchange seats.

  ** International market-making includes costs incurred in the U.S. that are related to international market-making businesses. In 2000 and 1999, KSIL was working under a business model that provided for revenues to be earned from its domestic affiliate (i.e., intra-segment revenues) based on a formula derived from costs incurred. In 2001, KSIL's business model was modified, such that reported revenues were based on actual results.

 *** The years ended December 31, 2001, 2000 and 1999, include $5.5 million,
     $4.7 million and $2.3 million, respectively, which primarily consists of revenues generated from the Company's investment in a private investment fund for which Deephaven is the investment manager and sponsor.

**** Intersegment balances primarily represents asset management fees paid to Deephaven by certain of the Company's domestic market-making subsidiaries for management services.

20.  Condensed Financial Statements of Knight Trading Group, Inc. (parent only)

   Presented below are the Condensed Statements of Financial Condition, Income and Cash Flows for the Company on an unconsolidated basis.

                       Statements of Financial Condition

                   Knight Trading Group, Inc. (parent only)

                                                         December 31, December 31,
                                                             2001         2000
                                                         ------------ ------------
Assets
Cash and cash equivalents............................... $ 11,000,203 $ 25,874,092
Securities owned, at market value.......................   26,404,975   12,155,452
Investments in subsidiaries, equity method..............  756,371,712  731,643,361
Receivable from subsidiaries............................   31,978,297    5,883,085
Other assets............................................   26,448,600   15,578,475
                                                         ------------ ------------
   Total assets......................................... $852,203,787 $791,134,465
                                                         ============ ============
Liabilities and Stockholders' Equity
Liabilities
Accrued compensation expense............................ $ 12,767,462 $ 10,361,525
Accounts payable, accrued expenses and other liabilities    3,558,645    2,131,888
Income taxes payable....................................    1,621,256    4,454,606
                                                         ------------ ------------
   Total liabilities....................................   17,947,363   16,948,019
   Total stockholders' equity...........................  834,256,424  774,186,446
                                                         ------------ ------------
   Total liabilities and stockholders' equity........... $852,203,787 $791,134,465
                                                         ============ ============

                             Statements of Income

                   Knight Trading Group, Inc. (parent only)

                                         For the years ended December 31,
                                      --------------------------------------
                                         2001         2000          1999
                                      ----------- ------------  ------------
   Revenues
   Equity in earnings of subsidiaries $49,564,400 $265,900,963  $217,486,596
   Other.............................   7,810,210    2,580,130     3,857,671
                                      ----------- ------------  ------------
      Total revenues.................  57,374,610  268,481,093   221,344,267
                                      ----------- ------------  ------------
   Expenses
   Compensation expense..............   6,060,707           --            --
   Professional fees.................   5,230,621    5,562,241     1,850,310
   Business development..............   2,019,224    3,193,359     4,779,582
   Merger related costs..............          --           --     5,189,295
   Other.............................   3,645,758    1,064,815     1,161,569
                                      ----------- ------------  ------------
      Total expenses.................  16,956,310    9,820,415    12,980,756
                                      ----------- ------------  ------------
   Income before income taxes........  40,418,300  258,660,678   208,363,511
   Income tax expense (benefit)......   1,892,733   (1,261,324)   (2,920,465)
                                      ----------- ------------  ------------
      Net income..................... $38,525,567 $259,922,002  $211,283,976
                                      =========== ============  ============

                           Statements of Cash Flows

                   Knight Trading Group, Inc. (parent only)

                                                                      For the year ended December 31,
                                                                ------------------------------------------
                                                                    2001          2000           1999
                                                                ------------  -------------  -------------
Cash flows from operating activities
Net income..................................................... $ 38,525,567  $ 259,922,002  $ 211,283,976
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities
   Equity earnings of subsidiaries.............................  (49,564,400)  (265,900,963)  (217,486,596)
   Issuance of restricted stock to employees...................          722             --             --
   Amortization of stock based compensation....................      172,877             --             --
   Income tax credit from stock options exercised..............    2,612,132      8,998,923     10,311,592
(Increase) decrease in operating assets
   Securities owned............................................  (14,249,523)   (12,155,452)     1,285,525
   Receivable from subsidiaries................................  (26,095,212)    12,567,100    (15,834,339)
   Other assets................................................  (10,870,125)    (6,472,250)    (8,570,753)
Increase (decrease) in operating liabilities
   Accrued compensation expense................................    2,405,937      4,502,579      5,858,946
   Accounts payable, accrued expenses and other
     liabilities...............................................    1,426,757    (13,062,080)    14,070,659
   Income taxes payable........................................   (2,833,350)   (13,101,481)    15,247,367
                                                                ------------  -------------  -------------
       Net cash (used in) provided by operating activities.....  (58,468,618)   (24,701,622)    16,166,377
                                                                ------------  -------------  -------------
Cash flows from investing activities
Capital contributions to subsidiaries..........................  (32,496,862)  (129,810,015)   (20,230,922)
                                                                ------------  -------------  -------------
       Net cash (used in) investing activities.................  (32,496,862)  (129,810,015)   (20,230,922)
                                                                ------------  -------------  -------------
Cash flows from financing activities
Repayment of short term loan...................................           --             --    (10,000,000)
Proceeds from issuance of common stock.........................           --             --     80,219,537
Stock options exercised........................................    5,647,398      8,656,997      5,485,202
Dividends received from subsidiaries...........................   70,444,193     72,000,000             --
                                                                ------------  -------------  -------------
       Net cash provided by financing activities...............   76,091,591     80,656,997     75,704,739
                                                                ------------  -------------  -------------
(Decrease) increase in cash and cash equivalents...............  (14,873,889)   (73,854,640)    71,640,194
Cash and cash equivalents at beginning of period...............   25,874,092     99,728,732     28,088,538
                                                                ------------  -------------  -------------
Cash and cash equivalents at end of period..................... $ 11,000,203  $  25,874,092  $  99,728,732
                                                                ============  =============  =============
Supplemental disclosure of cash flow information:
       Cash paid for interest.................................. $         37  $      32,718  $     168,638
                                                                ============  =============  =============
       Cash paid for income taxes.............................. $ 33,664,468  $ 175,180,680  $  72,535,458
                                                                ============  =============  =============

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Items 10, 11, 12 and 13

   The Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13).

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

      Consolidated Financial Statements and Financial Statement Schedules. See "Item 8, Financial Statements and Supplementary Data"

   (b) Reports on Form 8-K:

      On December 26, 2001, the Company filed a Current Report on Form 8-K to report the retirement of Kenneth D. Pasternak as Chairman and Chief Executive Officer, effective January 31, 2002.

      On January 31, 2002, the Company filed a Current Report on Form 8-K to report that Anthony M. Sanfilippo has been named Interim Chief Executive Officer and that Peter S. Hajas, President and Chief Operating Officer, had left the Company.

      On March 12, 2002, the Company filed a Current Report on Form 8-K to report on two class action lawsuits against the Company, one of which was settled and the other of which was dismissed.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 28th day of March, 2002.

                                               KNIGHT TRADING GROUP, INC.

                                               By:  /S/  ANTHONY M. SANFILIPPO
                                                   -----------------------------
                                                    Director and Interim Chief
                                                         Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

            Name                          Title                  Date
            ----                          -----                  ----

 /S/  ANTHONY M. SANFILIPPO   Director and Interim Chief    March 28, 2002
-----------------------------   Executive Officer
    Anthony M. Sanfilippo

    /S/  ROBERT I. TURNER     Director, Executive Vice      March 28, 2002
-----------------------------   President, Treasurer and
      Robert I. Turner          Chief Financial Officer
                                (principal financial and
                                accounting officer)

    /S/  WALTER F. RAQUET     Director and Executive Vice   March 28, 2002
-----------------------------   President
      Walter F. Raquet

   /S/  CHARLES V. DOHERTY    Chairman of the Board         March 28, 2002
-----------------------------
     Charles V. Doherty

    /S/  GARY R. GRIFFITH     Director                      March 28, 2002
-----------------------------
      Gary R. Griffith

    /S/  ROBERT GREIFELD      Director                      March 28, 2002
-----------------------------
       Robert Greifeld

     /S/  PETER S. HAJAS      Director                      March 28, 2002
-----------------------------
       Peter S. Hajas

  /S/  ROBERT M. LAZAROWITZ   Director                      March 28, 2002
-----------------------------
    Robert M. Lazarowitz

    /S/  BRUCE R. MCMAKEN     Director                      March 28, 2002
-----------------------------
      Bruce R. McMaken

  /S/  KENNETH D. PASTERNAK   Director                      March 28, 2002
-----------------------------
    Kenneth D. Pasternak

    /S/  RODGER O. RINEY      Director                      March 28, 2002
-----------------------------
       Rodger O. Riney

     /S/  V. ERIC ROACH       Director                      March 28, 2002
-----------------------------
        V. Eric Roach