Form 10-K/A
period 2001-12-31
KNIGHT TRADING GROUP INC
filed 2002-04-03
CIK 1060749

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A

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

                                                                          For the years ended December 31,
                                                         ------------------------------------------------------------------
                                                             2001         2000          1999          1998         1997
                                                         ------------ ------------  ------------  ------------  -----------
Consolidated Statement of Income Data (1):                         (In thousands, except share and per share data)

Revenues
   Net trading revenue.................................. $    564,630 $  1,157,516  $    845,105  $    395,417  $   262,217
   Commissions and fees.................................       47,943       32,548        16,439         3,983          705
   Asset management fees................................       36,757       41,884        19,921         6,134        7,389
   Interest and dividends, net of interest expense......       24,949       16,137        11,950         3,981        1,382
   Investment income and other..........................       10,433        9,225         3,160         1,520          477
                                                         ------------ ------------  ------------  ------------  -----------
      Total revenues....................................      684,712    1,257,310       896,575       411,035      272,170
                                                         ------------ ------------  ------------  ------------  -----------
Expenses
   Employee compensation and benefits...................      249,971      421,170       269,224       123,023       70,977
   Execution and clearance fees.........................      117,519      112,238        89,575        50,724       34,613
   Payments for order flow..............................       81,942      174,646       138,697        82,499       66,912
   Communications and data processing...................       50,856       33,025        18,944        11,721        7,843
   Depreciation and amortization........................       42,759       25,336        11,396         7,271        4,630
   Occupancy and equipment rentals......................       20,540       18,742        10,706         6,139        2,916
   Professional fees....................................       15,052       21,527         7,889         4,513        2,363
   Business development.................................       11,617       14,806        10,295         2,913        1,798
   Merger related costs.................................           --           --         9,969            --           --
   Interest on preferred units..........................           --           --            --           715        1,942
   Writedown of assets and lease loss accrual...........       20,539           --            --            --           --
   Other................................................       19,572       17,289         7,050         3,435        1,370
                                                         ------------ ------------  ------------  ------------  -----------
      Total expenses....................................      630,367      838,779       573,745       292,953      195,364
                                                         ------------ ------------  ------------  ------------  -----------
Income before income taxes and minority interest........       54,345      418,531       322,830       118,082       76,806
Income tax expense......................................       25,461      159,446       111,546        22,251           --
                                                         ------------ ------------  ------------  ------------  -----------
Income before minority interest.........................       28,884      259,085       211,284        95,831       76,806
Minority interst in consolidated subsidiaries...........        9,642          837            --            --           --
                                                         ------------ ------------  ------------  ------------  -----------
Net income.............................................. $     38,526 $    259,922  $    211,284  $     95,831  $    76,806
                                                         ============ ============  ============  ============  ===========
Basic earnings per share................................ $       0.31 $       2.12  $       1.75  $       0.93  $      0.82
                                                         ============ ============  ============  ============  ===========
Diluted earnings per share.............................. $       0.31 $       2.05  $       1.68  $       0.93  $      0.82
                                                         ============ ============  ============  ============  ===========
Pro forma adjustments
   Income before income taxes and minority interest.....                   418,531  $    322,830  $    118,082  $    76,806
   Adjustment for pro forma employee compensation and
    benefits (2)........................................                      (267)       (7,580)       (5,097)      (4,647)
                                                                      ------------  ------------  ------------  -----------
   Pro forma income before income taxes and minority
    interest............................................                   418,264       315,250       112,985       72,159
   Pro forma income tax expense (3).....................                   160,089       126,790        48,040       30,918
                                                                      ------------  ------------  ------------  -----------
   Pro forma income before minority interest............                   258,175       188,460        64,945       41,241
   Minority interest in consolidated subsidiaries.......                       837            --            --           --
                                                                      ------------  ------------  ------------  -----------
   Pro forma net income.................................              $    259,012  $    188,460  $     64,945  $    41,241
                                                                      ============  ============  ============  ===========
   Pro foma basic earnings per share....................              $       2.11  $       1.56  $       0.63  $      0.44
                                                                      ============  ============  ============  ===========
   Pro forma diluted earnings per share.................              $       2.04  $       1.50  $       0.63  $      0.44
                                                                      ============  ============  ============  ===========
Shares used in basic earnings per share calculations (4)  123,796,181  122,520,733   120,821,710   103,115,712   93,696,762
                                                         ============ ============  ============  ============  ===========
Shares used in diluted earnings per share
 calculations (4).......................................  125,758,863  126,863,316   125,755,430   103,115,712   93,696,762
                                                         ============ ============  ============  ============  ===========

                                                                       December 31,
                                                    --------------------------------------------------
                                                       2001       2000       1999      1998     1997
                                                    ---------- ---------- ---------- -------- --------
Consolidated Statement of Financial Condition Data:
Cash and cash equivalents.......................... $  361,294 $  364,058 $  304,054 $117,705 $ 13,918
Securities owned, at market value..................  1,754,483  1,799,967    910,233  411,288  180,957
Receivable from clearing brokers...................    820,103    114,047    215,423  107,537   35,747
Total assets.......................................  3,226,687  2,521,409  1,540,286  684,644  264,788
Securities sold, not yet purchased, at market value  2,039,356  1,427,214    720,919  328,171  125,827
Mandatorily Redeemable Preferred Units.............         --         --         --       --   27,484
Total stockholders' (members') equity..............    834,256    774,186    499,231  205,873   61,804

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

                                                                  2001                  2000
                                                          --------------------- ---------------------
                                                                      Weighted-             Weighted-
                                                                       Average               Average
                                                          Number of   Exercise  Number of   Exercise
                                                           Options      Price    Options      Price
                                                          ----------  --------- ----------  ---------
Outstanding, January 1................................... 12,448,675   $19.60   10,445,235   $10.77
Granted at market value..................................  4,461,576    16.17    4,290,500    37.40
Exercised................................................   (784,850)    7.24   (1,184,810)    7.31
Surrendered.............................................. (3,060,276)   26.77   (1,102,250)   18.37
                                                          ----------   ------   ----------   ------
Outstanding at December 31............................... 13,065,125   $17.49   12,448,675   $19.60
                                                          ==========   ======   ==========   ======
Exercisable at December 31...............................  5,551,117   $12.97    3,484,050   $ 9.81
                                                          ==========   ======   ==========   ======
Available for future grants at December 31............... 12,026,450            10,427,750
                                                          ==========            ==========
Weighted average fair value of grants during the year (at
  market value)..........................................              $ 7.42                $19.80
                                                                       ======                ======

                           Options Outstanding              Options Exercisable
                         -----------------------           ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                                      Remaining   Average    Number     Average
                         Outstanding Contractual Exercise  Exercisable Exercise
                         at 12/31/01    Life       Price   at 12/31/01   Price
Range of Exercise Prices ----------- ----------- --------- ----------- ---------
    $  6.54.............    113,000     6.80      $ 6.54       78,000   $ 6.54
    $  7.25.............  6,224,325     6.50        7.25    4,430,825     7.25
    $  7.90--$17.75.....  3,204,300     4.38       15.29       32,917    12.70
    $ 17.93--$39.75.....    993,500     7.92       29.00      328,375    29.07
    $ 39.84.............  2,339,500     8.04       39.84      584,875    39.84
    $ 43.00--$73.22.....    190,500     7.08       61.29       96,125    63.18

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

                                             2001        2000         1999
                                          ---------- ------------ ------------
  Net income, as reported................ 38,525,567 $259,922,002 $211,283,976
  Pro forma net income................... 26,066,246  232,403,643  200,895,647
  Basic earnings per share, as reported..       0.31         2.12         1.75
  Diluted earnings per share, as reported       0.31         2.05         1.68
  Pro forma basic earnings per share.....       0.21         1.90         1.66
  Pro forma diluted earnings per share...       0.21         1.83         1.60

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