Form 10-Q
period 2002-03-31
KNIGHT TRADING GROUP INC
filed 2002-05-15
CIK 1060749

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     At May 14, 2002 the number of shares outstanding of the registrant's Class A common stock was 123,153,624 and there were no shares outstanding of the registrant's Class B common stock.

================================================================================

                           KNIGHT TRADING GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT
                      For the Quarter Ended MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I FINANCIAL INFORMATION:
Item 1.   Financial Statements ........................................................................       3
          Consolidated Statements of Operations .......................................................       3
          Consolidated Statements of Financial Condition ..............................................       4
          Consolidated Statements of Cash Flows .......................................................       5
          Notes to Consolidated Financial Statements ..................................................       6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .......      13
Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..................................      20

PART II OTHER INFORMATION:
Item 1.   Legal Proceedings ...........................................................................      21
Item 2.   Changes in Securities and Use of Proceeds ...................................................      22
Item 3.   Defaults Upon Senior Securities .............................................................      22
Item 4.   Submission of Matters to a Vote of Security Holders .........................................      22
Item 5.   Other Information ...........................................................................      22
Item 6.   Exhibits and Reports on Form 8-K ............................................................      22
Signatures ............................................................................................      22

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                           KNIGHT TRADING GROUP, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                For the three months ended March 31,
                                                                ------------------------------------
                                                                       2002                2001
                                                                -----------------   ----------------
Revenues
     Net trading revenue                                        $    112,680,478    $   187,454,445
     Commissions and fees                                             10,750,107         14,512,201
     Asset management fees                                             7,129,981         12,720,036
     Interest and dividends, net                                       1,606,557          5,309,313
     Investment income and other                                       1,332,940          5,651,129
                                                                ----------------    ---------------
           Total revenues                                            133,500,063        225,647,124
                                                                ----------------    ---------------
Expenses
     Employee compensation and benefits                               58,642,942         79,695,673
     Execution and clearance fees                                     29,463,775         30,049,055
     Payments for order flow                                          19,005,324         29,718,426
     Communications and data processing                               10,926,560         12,831,389
     Depreciation and amortization                                     9,704,292         10,222,579
     Occupancy and equipment rentals                                   7,237,946          5,010,858
     Professional fees                                                 6,683,451          5,654,011
     Business development                                              1,190,682          3,369,758
     Writedown of assets                                               6,485,848                  -
     Other                                                             5,457,529          5,942,719
                                                                ----------------    ---------------
           Total expenses                                            154,798,349        182,494,468
                                                                ----------------    ---------------
(Loss)/income before income taxes and minority interest              (21,298,286)        43,152,656
Income tax (benefit)/expense                                          (5,414,442)        17,982,130
                                                                ----------------    ---------------
(Loss)/income before minority interest                               (15,883,844)        25,170,526
Minority interest in losses of consolidated subsidiaries               3,188,358          1,746,937
                                                                ----------------    ---------------
Net (loss)/income                                               $    (12,695,486)   $    26,917,463
                                                                ================    ===============
Basic earnings per share                                        $          (0.10)   $          0.22
                                                                ================    ===============
Diluted earnings per share                                      $          (0.10)   $          0.21
                                                                ================    ===============

Shares used in basic earnings per share
     calculations (see Note 10)                                      124,131,683        123,517,121
                                                                ================    ===============
Shares used in diluted earnings per share
     calculations (see Note 10)                                      124,131,683        126,179,906
                                                                ================    ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                 Consolidated Statements of Financial Condition
                                   (Unaudited)


                                                                                             March 31,             December 31,
                                                                                               2002                   2001
Assets
          Cash and cash equivalents                                                       $   431,855,708        $   361,294,311
          Securities owned, held at clearing broker, at market value                        1,697,830,700          1,754,482,505
          Receivable from brokers and dealers                                                 607,902,104            820,103,479
          Fixed assets and leasehold improvements at cost, less
           accumulated depreciation and amortization                                           84,333,397             90,125,704
          Goodwill, less accumulated amortization                                              17,536,945             17,536,945
          Intangible assets, less accumulated amortization                                     33,743,747             34,363,040
          Investments                                                                          96,609,735             92,665,597
          Income taxes receivable                                                               2,988,632                      -
          Other assets                                                                         45,724,754             56,115,374
                                                                                          ---------------        ---------------
               Total assets                                                               $ 3,018,525,722        $ 3,226,686,955
                                                                                          ===============        ===============
Liabilities and Stockholders' Equity
      Liabilities
          Securities sold, not yet purchased, at market value                             $ 1,930,281,518        $ 2,039,355,967
          Payable to brokers and dealers                                                      183,771,819            227,526,691
          Accrued compensation expense                                                         30,091,878             65,121,718
          Accrued execution and clearance fees                                                  7,334,904             10,271,164
          Accrued payments for order flow                                                       6,276,733              5,594,935
          Accounts payable, accrued expenses and other liabilities                             20,972,384             22,286,928
          Income taxes payable                                                                          -              1,624,319
                                                                                          ---------------        ---------------
               Total liabilities                                                            2,178,729,236          2,371,781,722
                                                                                          ---------------        ---------------

      Minority interest in consolidated subsidiaries                                           17,647,980             20,648,809
                                                                                          ---------------        ---------------

      Stockholders' equity
          Class A Common Stock                                                                  1,243,404              1,241,586
          Additional paid-in capital                                                          337,201,387            335,796,119
          Retained earnings                                                                   491,777,375            504,472,861
          Unamortized stock-based compensation                                                 (1,583,596)              (672,763)
          Accumulated other comprehensive income (loss) - foreign currency
          translation adjustments, net of tax                                                  (6,490,064)            (6,581,379)
                                                                                          ---------------        ---------------
              Total stockholders' equity                                                      822,148,506            834,256,424
                                                                                          ---------------        ---------------
              Total liabilities and stockholders' equity                                  $ 3,018,525,722        $ 3,226,686,955
                                                                                          ===============        ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                           For the three months ended March 31,
                                                                                           ------------------------------------
                                                                                                2002                  2001
                                                                                           --------------         -------------
Cash flows from operating activities
Net (loss)/income                                                                          $  (12,695,486)        $  26,917,463
Adjustments to reconcile net (loss)/income to net cash provided by operating activities
          Income tax credit from stock options exercised                                                -             1,976,947
          Issuance of restricted stock to employees                                                 1,302                     -
          Cancellation of restricted stock to employees                                           (11,591)                    -
          Depreciation and amortization                                                         9,704,292            10,222,579
          Amortization of stock based compensation                                                 95,355                     -
          Minority interest in losses of consolidated subsidiaries                             (3,188,358)           (1,746,937)
          Writedown of capitalized software                                                     1,273,667                     -
          Writedown of assets                                                                   6,485,848                     -
(Increase) decrease in operating assets
          Securities owned                                                                     56,651,805           282,012,403
          Receivable from brokers and dealers                                                 212,201,375          (544,313,935)
          Income taxes receivable                                                              (2,988,632)                    -
          Other assets                                                                          9,965,620              (658,172)
Increase (decrease) in operating liabilities
          Securities sold, not yet purchased                                                 (109,074,449)          318,221,930
          Payable to brokers and dealers                                                      (43,754,872)          (49,936,348)
          Accrued compensation expense                                                        (35,029,840)          (20,751,446)
          Accounts payable, accrued expenses and other liabilities                                205,912           (11,122,932)
          Accrued execution and clearance fees                                                 (2,936,260)           (1,052,128)
          Accrued payments for order flow                                                         681,798            (5,653,968)
          Income taxes payable                                                                 (1,624,319)           12,749,634
                                                                                           --------------         -------------
               Net cash provided by operating activities                                       85,963,167            16,865,090
                                                                                           --------------         -------------

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements                                           (5,995,500)          (15,987,043)
Investment in Deephaven sponsored fund                                                        (11,770,083)          (19,169,659)
Strategic investments                                                                           1,765,097               834,210
                                                                                           --------------         -------------
               Net cash used in investing activities                                          (16,000,486)          (34,322,492)
                                                                                           --------------         -------------

Cash flows from financing activities
Stock options exercised                                                                           411,187             2,495,450
Minority interest in consolidated subsidiaries                                                    187,529            25,753,384
                                                                                           --------------         -------------
               Net cash provided by financing activities                                          598,716            28,248,834
                                                                                           --------------         -------------

Increase in cash and cash equivalents                                                          70,561,397            10,791,432
Cash and cash equivalents at beginning of period                                              361,294,311           364,057,534
                                                                                           --------------         -------------
Cash and cash equivalents at end of period                                                 $  431,855,708         $ 374,848,966
                                                                                           --------------         -------------

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                             $    3,944,992         $   8,057,835
                                                                                           ==============         =============
        Cash paid for income taxes                                                         $            -         $   5,232,496
                                                                                           ==============         =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           KNIGHT TRADING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)

1.   Organization and Description of the Business

     Knight Trading Group, Inc. (the "Company") and its subsidiaries operate in securities market-making and asset management business lines. Knight Securities ("KS") operates as a market maker in over-the-counter equity securities ("OTC securities"), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board ("OTCBB"). Knight Capital Markets ("KCM," formerly known as Trimark Securities) operates as a market maker in the Nasdaq Intermarket, the over-the-counter market for New York Stock Exchange (NYSE)-and American Stock Exchange (AMEX)-listed securities. Knight Roundtable Europe owns an approximate 85% interest in Knight Securities International, Ltd. ("KSIL"), which provides execution services for European investors in European and U.S. equities. Additionally, the Company owns 60% of a joint venture, with Nikko Cordial Group, called Knight Securities Japan ("KSJ"), which provides wholesale market-making services in Japanese equity securities. Knight Financial Products ("KFP") makes markets in options on individual equities, equity indices and fixed income futures instruments in the U.S. The Company also operates a professional option execution services business through Knight Execution Partners ("KEP"). KS, KCM, KFP and KEP are registered as broker-dealers with the Securities and Exchange Commission ("SEC" or the "Commission"). Additionally, KS and KCM are members of the National Association of Securities Dealers, Inc. ("NASD"). KFP is a member of the Chicago Board Options Exchange as well as the American Stock Exchange, the Pacific Exchange, the Philadelphia Stock Exchange and the International Stock Exchange. The Company also maintains an asset management business for institutional investors and high net worth individuals through its Deephaven Capital Management ("Deephaven") subsidiary.

2.   Significant Accounting Policies

Basis of consolidation and form of presentation

     The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash equivalents

     Cash equivalents represent money market accounts, which are payable on demand, or short-term investments with an original maturity of less than 30 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Investments

     Investments on the Consolidated Statements of Financial Condition includes strategic ownership interests of less than 20% in publicly and non-publicly traded companies which are accounted for under the equity method or the cost basis of accounting. The equity method of accounting is used for investments in limited partnerships. Investments also include the Company's investments in the Deephaven Market Neutral Master Fund (the "Fund"), a private investment fund for which the Company is the investment manager and sponsor. Investments are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

Market-making activities

     Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to other broker-dealers for directing their order executions to the Company. The Company records interest income net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Interest expense for the three months ended March 31, 2002 and 2001 was $3,863,979 and $7,777,226, respectively.

Asset management fees

     The Company earns asset management fees for sponsoring and managing the investments of the Fund. Such fees are recorded monthly as earned and are calculated as a percentage of the Fund's monthly net assets, plus a percentage of a new high net asset value, as defined, for any six-month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Fund exceeds the greater of either the highest previous net asset value in the Fund, or the net asset value at the time each investor made his purchase.

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

Foreign currencies

     The functional currencies of the Company's consolidated foreign subsidiaries are the U.S. dollar, the British Pound and the Japanese Yen. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. The foreign exchange gains and losses resulting from translation of financial statements of a subsidiary whose functional currency is not the U.S. dollar are included as a separate component of stockholders' equity in the Consolidated Statements of Financial Condition. Gains or losses resulting from foreign currency transactions are included in Investment income and other in the Consolidated Statements of Operations.

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

Goodwill and Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with an indefinite useful life are no longer being amortized, but are tested for impairment at least annually or when an event occurs or circumstances change that signify the existence of impairment. Other intangible assets continue to be amortized over their useful lives.

Writedown of fixed assets

Writedowns for fixed assets are recognized when it is determined that the carrying amount of fixed assets is not recoverable. The amount of the impairment writedown is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market.

Lease loss accrual

It is the Company's policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed, and costs related to the excess capacity are accrued for.

Income taxes

     Income tax (benefit)/expense in the Consolidated Statements of Operations represents income taxes for the three months ended March 31, 2002 and 2001, respectively.

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

Accounting for derivatives

     The Company's derivative financial instruments are all held for trading purposes and are carried at fair value.

Restricted stock

     The Company records as unamortized stock-based compensation in stockholders' equity the fair market value of shares associated with restricted stock awards and amortizes the balance to compensation expense over the vesting period.

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

3.   Securities Owned and Securities Sold, Not Yet Purchased

     Securities owned and securities sold, not yet purchased consist of the following:

                                             March 31,         December 31,
                                               2002                2001
                                         ------------------------------------

Securities owned:
      Equities                           $   821,209,333      $   734,638,954
      Options                                861,762,772          907,988,169
      Convertible bonds                        1,446,538           93,474,975
      U.S. government obligations             13,412,057           18,380,407
                                         ------------------------------------
                                         $ 1,697,830,700      $ 1,754,482,505
                                         ====================================

Securities sold, not yet purchased:
      Equities                           $   985,808,630      $   998,438,044
      Options                                943,026,350        1,019,052,935
      Convertible bonds                        1,446,538           21,864,988
                                         ------------------------------------
                                         $ 1,930,281,518      $ 2,039,355,967
                                         ------------------------------------


4.   Receivable from/Payable to Brokers and Dealers

     Amounts receivable from and payable to brokers and dealers consist of the following:

                                                March 31,        December 31,
                                                  2002               2001
                                           -------------------------------------
Receivable:
      Clearing brokers                     $    568,301,729   $      701,748,826
      Securities failed to deliver                7,231,587            6,007,502
      Securities borrowed                        30,215,696          110,268,570
      Other                                       2,153,092            2,078,581
                                           -------------------------------------

                                           $    607,902,104   $      820,103,479
                                           =====================================


Payable:
      Clearing brokers                     $    170,428,769   $      133,253,448
      Securities failed to receive                6,257,271           12,947,759
      Securities loaned                           7,085,779           81,325,484
                                           -------------------------------------

                                           $    183,771,819   $      227,526,691
                                           =====================================

5.   Goodwill and Intangible Assets

     The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with indefinite useful lives are no longer being amortized, but are tested for impairment at least annually or when an event occurs or circumstances change that signify the existence of impairment. The Company continues to evaluate the effects, if any, of impairment of its goodwill, all of which is attributable to its wholesale market-making business segment. Intangible assets deemed to have definite lives are being amortized over their useful lives, which have been determined to be 15 years.

The following table sets forth reported net earnings and EPS, as adjusted to exclude goodwill amortization expense:

                                            Three months ended March 31,
                                           2002                      2001

Net (loss) / income, as reported       $ (12,695,486)           $ 26,917,463
Net (loss) / income, as adjusted         (12,695,486)             27,875,052
EPS, as reported:
          Basic                        $       (0.10)           $       0.22
          Diluted                      $       (0.10)           $       0.21
EPS, as adjusted
          Basic                        $       (0.10)           $       0.23
          Diluted                      $       (0.10)           $       0.22


     At March 31, 2002, the Company has intangible assets with a gross carrying amount of $37,240,877 and accumulated amortization of $3,497,130, which resulted from the purchase of various options related businesses. During the quarter ended March 31, 2002, the Company recorded amortization expense relating to these intangible assets of $620,682. The estimated amortization expense relating to the intangible assets for each of the five succeeding years approximates $2.5 million.

6.   Investments

     The Company's wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of a private investment fund, the Deephaven Market Neutral Master Fund, LP (the "Fund") that engages in various trading strategies involving equities, debt instruments and derivatives. The Company owns a $56.5 million interest in the Fund at March 31, 2002. Certain officers and directors of the Company also own interests the Fund. Additionally, the Company owns a $6.2 million option to purchase an additional interest in the Fund. The option is carried at fair value, which reflects the underlying value of an interest in the Fund. The option was received by the Company in lieu of payment for the performance fees earned from the Fund. Additionally, the Company has made strategic investments in Nasdaq, Nasdaq Europe (formerly known as Easdaq), Nasdaq Japan and other public and non-public companies.

7.   Significant Customers

     The Company considers significant customers to be customers who provide the Company with 10% or more of its U.S. equity order flow, as measured in U.S. equity share volume, during the period. One customer provided 11.4% of the Company's U.S. equity order flow during the first quarter of 2002. Rebates paid to this firm for U.S. equity and U.S. options contract order flow amounted to $4.6 million during the same period.

8.   Writedown of Assets

     The writedown of assets on the Consolidated Statements of Operations includes $6.5 million in pre-tax non-operating charges, or $4.0 million after taxes and minority interest. The pre-tax writedown consists of $3.6 million related to an impaired investment held by KSJ, $2.5 million related to an impaired investment in a non-public e-commerce company and $425,000 related to a writedown of options exchange seats.

9.   Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:


                                                              Three months ended March 31,
                                                              2002                   2001
                                                        -------------------   -------------------
Net (loss)/income                                       $      (12,695,486)   $        26,917,463
Foreign currency translation adjustment, net of tax                 91,315             (3,373,129)
                                                        ------------------    -------------------

Total comprehensive (loss)/income, net of tax           $      (12,604,171)   $        23,544,334
                                                        ==================    ===================

10.  Earnings per Share

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2002 and 2001:

                                                                         For the three months ended March 31,
                                                                   2002                                     2001
                                                      ----------------------------------       ----------------------------------
                                                        Numerator /        Denominator /          Numerator /     Denominator /
                                                        net income            shares              net income         shares
                                                      ----------------------------------       ----------------------------------
(Loss)/income and shares used in basic calculations     $ (12,695,486)      124,131,683           $ 26,917,463       123,517,121
Effect of dilutive stock based awards                               -                 -                      -         2,662,785
                                                      ---------------------------------        ----------------------------------

(Loss)/income and shares used in diluted calculation    $ (12,695,486)      124,131,683           $ 26,917,463       126,179,906
                                                      =================================        ==================================

Basic earnings per share                                                $         (0.10)                         $          0.22
                                                                        ===============                          ================
Diluted earnings per share                                              $         (0.10)                         $          0.21
                                                                        ===============                          =================

     For the three months ended March 31, 2002, 857,056 shares of common stock equivalents were not included in the calculation of weighted average shares for diluted EPS because the effect of their inclusion would be anti-dilutive.

11.  Net Capital Requirements

     As registered broker-dealers, KS, KCM, KFP and KEP are subject to the SEC's Uniform Net Capital Rule (the "Rule") which requires the maintenance of minimum net capital. KS and KCM have elected to use the basic method, permitted by the Rule, which requires that they each maintain net capital equal to the greater of $1.0 million or 6 2/3% of aggregate indebtness, as defined. KEP has also elected to use the basic method, permitted by the Rule, which requires that it maintain net capital equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness, as defined. KFP has elected to use the alternative method, permitted by the Rule, which requires that it maintains net capital equal to the greater of $250,000 or 2% of aggregate debit items, as defined.

     At March 31, 2002, KS had net capital of $218,286,633 which was $216,801,486 in excess of its required net capital of $1,485,147, KCM had net capital of $13,022,560 which was $12,022,560 in excess of its required net capital of $1,000,000, KFP had net capital of $36,578,146 which was $36,328,146 in excess of its required net capital of $250,000 and KEP had net capital of $2,653,828 which was $2,553,828 in excess of its required net capital of $100,000.

     Additionally, KSIL, KSJ and KFP are subject to regulatory requirements in the countries in which they operate, including the requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan. As of March 31, 2002, the Company was in compliance with these capital adequacy requirements.

12.  Business Segments

     The Company has two reportable business segments: wholesale securities market-making and asset management. Domestic securities market-making primarily represents market-making in U.S. equity securities listed on Nasdaq, on the OTCBB of the NASD, in the over-the-counter market for NYSE- and AMEX-listed securities and in U.S. options on individual equities, equity indices and fixed income futures instruments. International securities market-making includes market-making in equities in Europe and Japan and in options in Europe. The asset management segment consists of investment management and sponsorship for the Fund.

     The Company's net revenues, income before income taxes and minority interest and assets by segment are summarized below:

                                                                                 International
                                                                Domestic Market     Market        Total Market           Asset
                                                                   Marking*        Making**         Making          Management***
                                                                ---------------  -------------   ---------------   ----------------
For the three months ended March 31, 2002:
         Revenues                                               $   123,009,601  $   4,380,174   $   127,389,775   $      8,769,231
         Intra-segment revenues                                         (84,298)    (1,432,282)       (1,516,580)                 -
                                                                ---------------  -------------   ---------------   ----------------
      Total Revenues                                                122,925,303      2,947,892       125,873,195          8,769,231
      (Loss) before income taxes and minority interest               (4,883,555)   (15,648,616)      (20,532,171)          (766,115)
      Total Assets                                                2,533,743,637    418,417,374     2,952,161,011         66,364,711

For the three months ended March 31, 2001:
         Revenues                                               $   209,397,750  $   2,611,557   $   212,009,307   $     14,632,332
         Intra-segment revenues                                         (84,679)      (909,836)         (994,515)                 -
                                                                ---------------  -------------   ---------------   ----------------
      Total Revenues                                                209,313,071      1,701,721       211,014,792         14,632,332
      Income/(loss) before income taxes and minority interest        52,857,274    (18,590,149)       34,267,125          8,885,531
      Total Assets                                                2,146,217,793    623,993,265     2,770,211,058         49,044,483

                                                                 Elimination of
                                                                 Intersegment        Consolidated
                                                                 Balances****         Total
                                                                --------------   -----------------
For the three months ended March 31, 2002:
         Revenues                                               $   (1,142,363)  $     135,016,643
         Intra-segment revenues                                              -          (1,516,580)
                                                                 -------------      ---------------
      Total Revenues                                                (1,142,363)        133,500,063
      (Loss) before income taxes and minority interest                       -         (21,298,286)
      Total Assets                                                           -       3,018,525,722

For the three months ended March 31, 2001:
         Revenues                                               $            -   $     226,641,639
         Intra-segment revenues                                              -            (994,515)
                                                                 -------------      ---------------
      Total Revenues                                                         -         225,647,124
      Income/(loss) before income taxes and minority interest                -          43,152,656
      Total Assets                                                           -       2,819,255,541

---------
* - The three months ended March 31, 2002 includes $2.5 million in pre-tax non-operating charges related to an impaired investment in a non-public e-commerce company and $425,000 related to a writedown of options exchange seats.

** - The three months ended March 31, 2002 includes a $3.6 million pre-tax, pre-minority interest non-operating charge related to the impairment of a strategic investment held by KSJ. Additionally, international market-making includes costs incurred in the U.S. that are related to international market-making businesses.

*** - The three months ended March 31, 2002 and 2001 includes $957,000 and $1.9 million, respectively, which consists of revenues generated from the Company's investment in the Fund.

**** - Intersegment balances primarily represents asset management fees paid to Deephaven by certain of the Company's domestic market-making subsidiaries for management services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document.

     Our results of operations may be materially affected by market fluctuations, regulatory changes and by economic factors. We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including, but not limited to, the value of our securities positions and our ability to manage the risks attendant thereto, the volume of our market-making activities, the dollar value of securities traded, volatility in the securities markets, our ability to manage personnel and expenses, our ability to manage our client base, the amount of revenue derived from limit orders as a percentage of net trading revenues, changes in payments for order flow and clearing costs, the addition or loss of sales and trading professionals, legislative, legal and regulatory changes, the amount and timing of capital expenditures and divestitures, the incurrence of costs associated with acquisitions and dispositions, investor sentiment, technological changes and events, competition and market conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including (without limitation to) increased market share in our market-making activities and growth in assets under management. If demand for our market-making services declines and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

     As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to return to the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to regain our profitability levels on a quarterly basis.

Overview

         We are a leading market maker in equity securities and in options on individual equities, equity indices and fixed income futures instruments. Additionally, we maintain an asset management business for institutions and high net worth individuals. Our principal operating subsidiaries are:

..    Knight Securities ("KS"): KS is the largest wholesale market maker operating in Nasdaq. KS's U.S. equity share volume totaled 32.6 billion and
     21.4 billion, or 79% and 81% of our total U.S. equity share volume, for the three months ended March 31, 2002 and 2001, respectively.
..    Knight Capital Markets ("KCM"): Through KCM we are the largest market maker in the Nasdaq Intermarket, the over-the-counter market for all NYSE and
     AMEX listed equity securities. KCM's U.S. equity share volume totaled 8.5 billion and 5.1 billion, or 21% and 19% of our total U.S. equity share volume for the three months ended March 31, 2002 and 2001, respectively.
..    Knight Roundtable Europe, Ltd. ("KREL"): Through KREL, and its U.K.
     broker-dealer, Knight Securities International Ltd. ("KSIL"), we provide wholesale market-making services primarily in U.K. equity securities. KSIL also routes U.S. equity orders to KS for execution. Our majority interest in KREL is approximately 85%. The remaining 15% is owned by 21 pan-European and U.S. broker-dealers and banks.
..    Knight Securities Japan ("KSJ"): Through KSJ we make markets in equity securities in Japan. We own a majority interest of 60% of the business of KSJ. The remaining 40% is owned by Nikko Cordial Group.
..    Knight Financial Products ("KFP"): Through KFP we make markets in listed options on individual equities, equity indices and fixed income futures instruments in the U.S. KFP's U.S. option contract volume amounted to 11.3 million and 8.5 million for the three months ended March 31, 2002 and 2001, respectively.
..    Knight Execution Partners ("KEP"): KEP operates a professional options execution services business.
..    Deephaven Capital Management ("Deephaven"): Through Deephaven, we perform investment management services and sponsor a private investment fund for institutions and high net worth individuals. Deephaven's assets under management totaled approximately $1.3 billion and $899 million at March 31, 2002 and 2001, respectively.

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

     OTC securities transactions with institutional clients are executed as principal, and all related profits and losses are included within net trading revenue. Listed securities transactions with institutional clients are executed on an agency basis through KS, for which we earn commissions on a per share basis. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities as well as by changes in fees earned for directing trades to certain destinations for execution.

     Asset management fees represent fees earned for sponsoring and managing the investments of a private investment fund. Asset management fees are primarily affected by the rates of return earned on the fund we manage and changes in the amount of assets under management.

     We earn interest income from our cash held at financial institutions and cash held in trading accounts at clearing brokers, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by the changes in cash balances held at financial institutions and clearing brokers and our level of securities positions in which we are long compared to our securities positions in which we are short.

Expenses

     Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses vary in proportion to our trading revenue and volume. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees. Payments for order flow fluctuate based on U.S. equity share and option volume, the mix of market orders and limit orders, the mix of orders received from broker-dealers who accept payments for order flow and changes in our payment for order flow policy. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, option contract volume, the mix of trades of OTC securities compared to listed securities, clearance fees charged by clearing brokers and fees to access electronic communications networks, commonly referred to as ECNs.

     Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to all other employees based on our overall profitability. At March 31, 2002, approximately 67% of our employees are directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market-making and sales activities, the largest component of employee compensation and benefits, is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the overhead costs we allocate to employees engaged in market-making and sales activities.

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

     Payments for order flow represent payments to certain broker-dealers, in the normal course of business, for directing their order flow in U.S. equity securities and U.S. option contracts to us. We only pay broker-dealers for orders that provide us with a profit opportunity. For example, in our U.S. equities market-making activities, we make payments on market orders and marketable limit orders, but do not pay on non-marketable limit orders. Payments for order flow change as we modify our payment formulas and as our percentage of customers whose policy is not to accept payments for order flow varies.

     Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

     Depreciation and amortization expense results from the depreciation of fixed assets and leasehold improvements and the amortization of intangible assets with definite lives related to our purchases of various options-related businesses. In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, as of January 1, 2002, goodwill, which includes contingent consideration resulting from the acquisitions of the listed securities market-making businesses of KCM and Tradetech Securities, L.P., ("Tradetech") is no longer being amortized.

     Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

     Professional fees consist of fees paid to computer programming, systems and management consultants, as well as legal and other professional fees.

     Business development expense primarily consists of travel, promotional and advertising costs.

     The writedown of assets consists of losses related to permanent impairments to outside investments and options exchange seats.

     Other expenses primarily consist of administrative expenses and other operating costs such as recruitment fees, regulatory fees and general office expenses.

Income Tax

     Income tax (benefit)/expense in the Consolidated Statements of Operations represents actual income taxes for the three months ended March 31, 2002 and 2001, respectively.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenues

----------------------------------------------------------------------------------------------------------------------
                                                       For the three months ended
                                                                March 31,
----------------------------------------------------------------------------------------------------------------------
                                                           2002             2001             Change        % of Change
                                                           ----             ----             ------        -----------
----------------------------------------------------------------------------------------------------------------------
     Equity market making trading revenues (millions)     $  85.5         $ 145.9         $  (60.4)          -41.4%
----------------------------------------------------------------------------------------------------------------------
     Options market making trading revenues (millions)    $  27.2         $  41.6         $  (14.4)          -34.6%
                                                          -------         -------         --------
----------------------------------------------------------------------------------------------------------------------
Total trading revenues (millions)                         $ 112.7         $ 187.5         $  (74.8)          -39.9%
----------------------------------------------------------------------------------------------------------------------
U.S. equity shares traded (billions)                         41.1            26.5             14.7            55.4%
----------------------------------------------------------------------------------------------------------------------
U.S. equity trades executed (millions)                       28.8            30.2             (1.4)           -4.6%
----------------------------------------------------------------------------------------------------------------------
U.S. option contracts (millions)                             11.3             8.5              2.8            33.6%
----------------------------------------------------------------------------------------------------------------------
Revenue capture per U.S. equity share ($)                  0.0020          0.0055          (0.0035)          -63.6%
----------------------------------------------------------------------------------------------------------------------
Revenue capture per U.S. option contract ($)                 2.32            4.89            (2.57)          -52.6%
----------------------------------------------------------------------------------------------------------------------
% of Bulletin Board equity shares of total U.S.              50.4%           36.7%            13.7%           37.3%
equity shares
----------------------------------------------------------------------------------------------------------------------

     Our net trading revenue from equity security market-making decreased 41.4% to $85.5 million for the three months ended March 31, 2002, from $145.9 million for the comparable period in 2001. U.S. equity trading revenue represents the majority of our equity market-making. This decrease in equity trading revenue was primarily due to decreased average revenue capture per U.S. equity share and unfavorable market conditions. Average revenue capture per U.S. equity share was impacted by a reduction in spreads due to decimalization and the introduction of a one-penny Minimum Price Variation ("MPV"), which allows for trading increments as small as one cent, and was fully implemented in the second quarter of 2001. Average revenue capture per U.S. equity share decreased to $.0020 for the three months ended March 31, 2002, from $.0055 for the comparable period in 2001. The decrease was offset, in part, by an increase in U.S. equity share volume. Total U.S. equity share volume increased 55.4% to 41.1 billion U.S. equity shares for the three months ended March 31, 2002, from 26.5 billion U.S. equity shares traded for the comparable period in 2001. The increase in U.S. equity share volume only partially offset the effect that decreased average revenue capture had on equity market-making net trading revenue, due to higher share volume in low-priced Bulletin Board and Pink Sheet stocks, which have a lower revenue capture per share opportunity. Net trading revenue from options market-making decreased 34.6% to $27.2 million for the three months ended March 31, 2002 from $41.6 million for the comparable period in 2001. The decrease was primarily due to lower average revenue capture per U.S. option contract due to low volatility and increased competition. Average revenue per U.S. option contract decreased to $2.32 for the three months ended March 31, 2002, from $4.89 for the comparable period in 2001. The decrease was partially offset by the increase in U.S. option contracts executed. Total U.S. option contracts executed increased 33.6% to 11.3 million contracts for the three months ended March 31, 2002, from 8.5 million for the comparable period in 2001. Our U.S. option contract volume was positively impacted by KFP's purchases of additional exchange posts during 2001, which increased our overall options market-making coverage.

     Commissions and fees decreased 25.9% to $10.8 million for the three months ended March 31, 2002, from $14.5 million for the comparable period in 2001. This decrease is primarily due to lower commission based volumes and lowered commission rates in our options order routing activities. Additionally, there was a decrease in fees we receive for providing certain information to market data providers.

     Asset management fees decreased 43.9% to $7.1 million for the three months ended March 31, 2002, from $12.7 million for the comparable period in 2001. The decrease in fees was primarily due to a decrease in fund returns from 5.1% for the first quarter of 2001 to 1.3% for the first quarter of 2002. The decrease was offset, in part, by the increase in the amount of funds under management in the Deephaven Market Neutral Master Fund from $899 million at March 31, 2001 to $1.3 billion at March 31, 2002.

     Interest income, net decreased 69.7% to $1.6 million for the three months ended March 31, 2002, from $5.3 million for the comparable period in 2001. This decrease was primarily due to lower cash balances held at our clearing brokers as well as lower interest rates.

     Investment income and other income decreased 76.4% to $1.3 million for the three months ended March 31, 2002, from $5.7 million for the comparable period in 2001. This decrease was primarily due to a decrease in income from our investments, which includes our investment in the Deephaven Market Neutral Master Fund that we sponsor and manage. Additionally, there was a decrease in benefits received from a state employment incentive grant.

Expenses

     Employee compensation and benefits expense decreased 26.4% to $58.6 million for the three months ended March 31, 2002, from $79.7 million for the comparable period in 2001. As a percentage of total revenue, employee compensation and benefits expense increased to 43.9% for the three months ended March 31, 2002, from 35.3% for the comparable period in 2001. The decrease on a dollar basis was primarily due to decreased gross trading profits, lower margins and a decrease in our headcount offset, in part, by increased severance costs. The increase on a percentage basis is primarily due to lower revenues and the decrease in average revenue capture per U.S. equity share and per U.S. option contract as well as increased severance costs. Due to unfavorable market and economic conditions, employee headcount was reduced during 2001. Our number of full time employees decreased to 1,283 at March 31, 2002, from 1,389 full time employees at March 31, 2001. Due to decreased net trading revenue and profitability, profitability based compensation decreased 46.3% to $26.5 million for the three months ended March 31, 2002, from $49.3 million for the comparable period in 2001, and represented 45.2% and 61.9% of total employee compensation and benefits expense for the three months ended March 31, 2002 and 2001, respectively.

     Execution and clearance fees decreased 1.9% to $29.5 million for the three months ended March 31, 2002, from $30.0 million for the comparable period in 2001. As a percentage of total revenue, execution and clearance fees increased to 22.1% for the three months ended March 31, 2002, from 13.3% for the comparable period in 2001. Execution and clearance fees decreased on a dollar basis due to the 4.6% decrease in U.S. equity trades executed to 28.8 million U.S. equity trades for the three months ended March 31, 2002 from 30.2 million U.S. equity trades for the comparable period in 2001. The decrease was partially offset by the 33.6% increase in U.S. options contracts executed as well as additional fixed costs related to our puchases of options trading posts during 2001. Execution and clearance fees also increased as a result of our international operations in Europe and Japan. The increase in execution and clearance charges as a percentage of total revenue was primarily due to the decrease in average revenue capture per U.S. equity trade and per U.S. option contract.

     Payments for order flow decreased 36.0% to $19.0 million for the three months ended March 31, 2002, from $29.7 million for the comparable period in 2001. As a percentage of total revenue, payments for order flow increased to 14.2% for the three months ended March 31, 2002 from 13.2% for the comparable period in 2001. The decrease in payments for order flow on a dollar basis was primarily due to changes in our payment for order flow policy as a result of decimalization and the introduction of a one-penny MPV, initiated in the second quarter of 2001. The decrease was partially offset by the 55.4% increase in U.S. equity shares traded and the 33.6% increase in U.S. options contracts executed. The increase in payments for order flow as a percentage of total revenue was due to the decrease in average revenue capture per U.S. equity share and per U.S. option contract.

     Communications and data processing expense decreased 14.8% to $10.9 million for the three months ended March 31, 2002, from $12.8 million for the comparable period in 2001. This decrease was generally attributable to a decrease in our number of employees and decreased technology costs and costs associated with our international operations in Europe and Japan.

     Depreciation and amortization expense decreased 5.1% to $9.7 million for the three months ended March 31, 2002, from $10.2 million for the comparable period in 2001. This decrease was primarily due to adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. The adoption of this statement decreased amortization expense by approximately $1.7 million in the first quarter 2002, compared to the first quarter 2001. The decrease was offset, in part, by the effect of the purchase of approximately $40.6 million of additional fixed assets and leasehold improvements between March 31, 2001 and March 31, 2002 and the amortization of intangible assets with definite lives related to our acquisitions of various options related businesses.

     Occupancy and equipment rentals expense increased 44.4% to $7.2 million for the three months ended March 31, 2002, from $5.0 million for the comparable period in 2001. This increase was primarily attributable to additional leased office space.

     Professional fees increased 18.2% to $6.7 million for the three months ended March 31, 2002, from $5.7 million for the comparable period in 2001. This increase was primarily due to an increase in one-time management consulting expenses related to our asset management business, offset, in part, by decreased consulting and legal fees related to our European and Asian expansion efforts in the first quarter of 2001.

     Business development expense decreased 64.7% to $1.2 million for the three months ended March 31, 2002, from $3.4 million for the comparable period in 2001. The primary reason for the decrease was the result of lower travel and entertainment costs.

     During the three months ended March 31, 2002, pre-tax non-operating charges of $6.5 million were incurred. The charges consist of $3.6 million related to an impaired investment held by KSJ, $2.5 million related to an impaired investment in a non-public e-commerce company and $425,000 related to a writedown of options exchange seats.

     Other expenses decreased 8.2% to $5.5 million for the three months ended March 31, 2002, from $5.9 million for the comparable period in 2001. This was primarily the result of decreased administrative expenses.

     Our effective tax rates of 25.4% and 41.2% for the three months ended March 31, 2002 and 2001, respectively, differ from the federal statutory rate of 35% due to state income taxes, non-deductible foreign losses as well as non deductible expenses, including the amortization of goodwill resulting from the acquisition of KCM and a portion of business development expenses.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. This statement requires that companies account for all business combinations initiated after June 30, 2001 using the purchase method of accounting. Business combinations completed before June 30, 2001 originally accounted for under the pooling of interest method will continue to be accounted for under that method. This statement also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We adopted the provisions of SFAS No. 141 as of July 1, 2001. The adoption of this statement did not have an impact on our financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with an indefinite useful life will no longer be amortized, but will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The useful lives and any impairment of other intangible assets will also be tested at least annually or when an event occurs or circumstances change that signify the existence of impairment. We adopted the provisions of SFAS No. 142 as of January 1, 2002. We continue to evaluate the effects, if any, of impairment of goodwill. We expect that the elimination of the amortization of goodwill will decrease operating expenses by approximately $6.4 million in 2002.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted the provisions of SFAS No. 143 as of January 1, 2002. The adoption of this statement did not have an impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single model for accounting for the impairment or disposal of long-lived assets. We adopted the provisions of SFAS No. 144 as of January 1, 2002. The adoption of this statement did not have an impact on our financial statements.

Liquidity and Capital Resources

     Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings. As of March 31, 2002, we had $3.0 billion in assets, 91% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. In addition to our cash and assets readily convertible into cash, at March 31, 2002, we had a $51.8 million general partner interest in the Deephaven Market Neutral Master Fund (the "Fund"), the private investment fund that we sponsor and manage. This general partner investment can be liquidated upon request with no advance notice. In March 2002, we liquidated approximately $123.5 million in long security positions and $59.0 million in short security positions owned by the Company, from separate accounts managed by Deephaven. In April 2002, we invested, as a limited partner, an additional $87.7 million in the Fund. Additionally, in May 2002, we converted $51.0 million of our general partner interest in the Fund into a limited partner investment. As a limited partner in such fund, we are subject to a ninety-day written notification period before funds can be redeemed, subject to monthly redemption limits. Currently, our overall investment in the Fund is approximately $144.2 million. In addition, the Company owns a $6.2 million option to purchase an additional interest in the Fund. This option may be exercised at any time. At March 31, 2002, the Company had net liquid assets, which consists of net assets readily convertible into cash, of approximately $603.4 million.

     Net (loss)/income plus depreciation and amortization was $(3.0) million and $37.1 million during the three months ended March 31, 2002 and 2001, respectively. Depreciation and amortization expense, which related to fixed assets and intangible assets, was $9.7 million and $10.2 million during the three months ended March 31, 2002 and 2001, respectively. Capital expenditures were $6.0 million and $16.0 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures in 2002 primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost. We also made investments in the Fund of $11.8 million and $19.2 million during the three months ended March 31, 2002 and 2001, respectively. Our general partner investment in the Fund can be liquidated upon request with no advance notice.

     We have no debt at March 31, 2002 nor do we currently have any debt commitments for 2002. We do not anticipate that we will need to incur debt to meet our 2002 capital expenditure and operating needs.

     In April 2002, our Board of Directors approved a program to repurchase, from time to time, shares of the Company's outstanding Class A Common Stock up to a total amount of $35 million. Under this program, we may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. As of May 14, 2002, the Company has repurchased approximately 1.2 million shares of Class A Common Stock under this program.

     As registered broker-dealers and market makers, KS, KCM, KFP and KEP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At March 31, 2002, KS had net capital of $218.3 million, which was $216.8 million in excess of its required net capital of $1.5 million, KCM had net capital of $13.0 million which was $12.0 million in excess of its required net capital of $1.0 million, KFP had net capital of $36.6 million which was $36.3 million in excess of its required net capital of $250,000 and KEP had net capital of $2.7 million which was $2.6 million in excess of its required net captial of $100,000. Additionally, KSIL, KSJ and KFP are subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan. As of March 31, 2002, we were in compliance with the capital adequacy requirements of all of our foreign subsidiaries.

     We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Other

     In March 2002, the Company discontinued its options market-making activities in London and Australia. The decision was based on global economic and market conditions and is in line with the Company's desire to operate within a more efficient infrastructure. The options market-making activities in London and Australia were unprofitable, non-strategic and required a high level of management focus that could not be justified given the limited profit opportunities. Pre-tax charges related to the decision to discontinue our options market-making activities in London and Australia were approximately $938,000, or approximately $600,000 after taxes.

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

     In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at March 31, 2002 was $149.3 million in long positions and $141.3 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $803,000 loss as of March 31, 2002 due to the offset of gains in short positions with losses in long positions.

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

     Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, risk reports are distributed to senior management and the firm's risk managers who incorporate this information in our daily market-making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At March 31, 2002, 10% movements in volatility and stock prices on our entire equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market-making portfolio:

                                          Change in Stock Prices
                                     --------------------------------
                               -10%              None                  +10%
                           -------------     -------------        --------------
Change in Volatility
     +10% .............    $ 8.8 million     $ 1.1 million        $ 14.2 million
     None ............       8.3 million                --          13.0 million
     -10% .............      8.0 million      (1.2 million)         11.2 million

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     We and certain of our officers and employees have been subject to legal proceedings in the past and may be subject to legal proceedings in the future. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we can predict with any reasonable certainty, could have a material adverse effect on our business, financial condition or operating results. As noted in previous filings, on March 5, 2002, Judge Katherine Hayden of the United States District Court for the District of New Jersey dismissed with prejudice the putative class action entitled Patricia Murray et al v. Knight Trading Group, Inc. et al (now known as

In Re: Knight Trading Group, Inc. Securities Litigation). The Murray plaintiffs' time to file a Notice of Appeal and their time to file a Request to File a Late Appeal have expired without any notice having been received.

     From time to time, we have been threatened with, or named as a defendant in, lawsuits, securities arbitrations before the NASDR, and administrative claims. Compliance and trading problems that are reported to the NASDR or the NASD by dissatisfied customers of our broker-dealer clients are investigated by the NASDR or the SEC and, if pursued by such customers, may rise to the level of arbitration or disciplinary action.

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

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

          On April 4, 2002, the Company filed a current report on Form 8-K to report that its Board of Directors approved a program to repurchase, from time to time, shares of the Company's outstanding Class A Common Stock up to a total of $35 million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto until duly authorized.

                               Knight Trading Group, Inc.


                                             /s/ ROBERT I. TURNER
                               ------------------------------------------------
                               By:    Robert I. Turner
                               Title: Director, Executive Vice President, Chief
                                      Financial Officer and Treasurer (principal
                                      financial and accounting officer)

     Date: May 14, 2002