Form 10-Q
period 2002-06-30
KNIGHT TRADING GROUP INC
filed 2002-08-14
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

001-14223
COMMISSION FILE NUMBER

KNIGHT TRADING GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction
of incorporation or organization)

22-3689303
(I.R.S. Employer
Identification Number)

525 Washington Boulevard
Jersey City, NJ 07310
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (201) 222-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,    Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 14, 2002 the number of shares outstanding of the registrant’s Class A common stock was 118,081,448 and there were no shares outstanding of the registrant’s Class B common stock.

KNIGHT TRADING GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Revenues
Net trading revenue	$111,403,145	$135,030,160	$224,083,623	$322,484,606
Commissions and fees	10,267,343	12,419,249	21,017,451	26,931,449
Asset management fees	6,847,523	8,595,133	13,977,503	21,315,169
Interest and dividends, net	1,020,481	8,708,576	2,627,038	14,017,890
Investment income and other	2,228,496	1,053,396	3,561,435	6,704,526

Total revenues	131,766,988	165,806,514	265,267,050	391,453,640

Expenses
Employee compensation and benefits	57,317,913	58,637,930	115,960,854	138,333,601
Execution and clearance fees	29,229,879	30,095,990	57,943,655	60,145,045
Payments for order flow	17,038,019	20,200,302	36,043,343	49,918,735
Communications and data processing	9,801,950	13,396,452	20,728,510	26,227,840
Depreciation and amortization	9,689,290	10,368,150	19,393,580	20,590,730
Occupancy and equipment rentals	6,929,252	4,586,170	14,167,200	9,597,028
Professional fees	3,185,968	3,509,796	9,869,419	9,163,807
Business development	3,216,754	4,104,472	4,407,436	7,474,230
International charges	27,645,516	—	31,956,364	—
Writedown of assets and lease loss accrual	4,862,282	11,571,513	9,060,949	11,571,513
Other	3,136,910	4,271,456	7,293,825	10,214,176

Total expenses	172,053,733	160,742,231	326,825,135	343,236,705

(Loss)/income before income taxes and minority interest	(40,286,745)	5,064,283	(61,558,085)	48,216,935
Income tax (benefit)/expense	(12,626,277)	3,556,491	(18,013,771)	21,538,620

(Loss)/income before minority interest	(27,660,468)	1,507,792	(43,544,314)	26,678,315
Minority interest in losses of consolidated subsidiaries	4,133,469	2,295,222	7,321,826	4,042,160

Net (loss)/income	$(23,526,999)	$3,803,014	$(36,222,488)	$30,720,475

Basic earnings per share	$(0.19)	$0.03	$(0.29)	$0.25

Diluted earnings per share	$(0.19)	$0.03	$(0.29)	$0.24

Shares used in basic earnings per share calculations (see Note 12)	122,587,427	123,683,862	123,357,673	123,603,466

Shares used in diluted earnings per share calculations (see Note 12)	122,587,427	125,884,824	123,357,673	126,046,085

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$349,907,158	$361,294,311
Securities owned, held at clearing broker, at market value	1,755,003,009	1,754,482,505
Receivable from brokers and dealers	231,853,882	820,103,479
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	71,754,398	90,125,704
Goodwill, less accumulated amortization	17,536,945	17,536,945
Intangible assets, less accumulated amortization	33,123,065	34,363,040
Investment in Deephaven sponsored fund	152,783,891	50,919,198
Strategic investments	23,171,376	41,746,399
Other assets	85,945,698	56,115,374

Total assets	$2,721,079,422	$3,226,686,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Securities sold, not yet purchased, at market value	$1,741,819,290	$2,039,355,967
Payable to brokers and dealers	109,996,105	227,526,691
Accrued compensation expense	35,022,922	65,121,718
Accounts payable, accrued expenses and other liabilities	39,265,417	39,777,346

Total liabilities	1,926,103,734	2,371,781,722

Minority interest in consolidated subsidiaries	13,695,454	20,648,809

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 124,333,371 shares issued and 120,438,600 shares outstanding at June 30, 2002 and 124,158,570 shares issued and outstanding at December 31, 2001	1,243,334	1,241,586
Additional paid-in capital	338,168,542	335,796,119
Retained earnings	468,250,373	504,472,861
Treasury stock, at cost; 3,894,771 shares at June 30, 2002 and 0 shares at December 31, 2001	(21,809,453)	—
Unamortized stock-based compensation	(1,142,671)	(672,763)
Accumulated other comprehensive income (loss)—foreign currency translation adjustments, net of tax and minority interest	(3,429,891)	(6,581,379)

Total stockholders’ equity	781,280,234	834,256,424

Total liabilities and stockholders’ equity	$2,721,079,422	$3,226,686,955

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2002	2001
Cash flows from operating activities
Net (loss)/income	$(36,222,488)	$30,720,475
Adjustments to reconcile net (loss)/income to net cash provided by (used in) operating activities
International charges	31,956,364	—
Depreciation and amortization	19,393,580	20,590,730
Writedown of assets and lease loss accrual	9,060,949	11,571,513
Minority interest in losses of consolidated subsidiaries	(6,014,323)	(5,641,044)
Stock based compensation	455,396	31,958
Income tax credit from stock options exercised	98,645	1,976,947
(Increase) decrease in operating assets
Securities owned	(520,504)	156,322,666
Receivable from brokers and dealers	586,249,597	(696,086,915)
Other assets	(34,741,068)	(12,672,867)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	(297,536,677)	440,237,677
Payable to brokers and dealers	(117,530,586)	94,707,294
Accrued compensation expense	(30,098,796)	(15,970,612)
Accounts payable, accrued expenses and other liabilities	(5,721,166)	(26,960,240)

Net cash provided by (used in) operating activities	118,828,923	(1,172,418)

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements and increase in capitalized software	(10,300,241)	(27,668,782)
Investment in Deephaven sponsored fund	(100,859,274)	(20,204,482)
Strategic investments and acquisitions	2,341,704	(79,817)

Net cash used in investing activities	(108,817,811)	(47,953,081)

Cash flows from financing activities
Stock options exercised	411,188	2,852,773
Purchase of treasury shares	(21,809,453)	—
Capital contribution from minority owners	—	29,600,000

Net cash (used in) provided by financing activities	(21,398,265)	32,452,773

Decrease in cash and cash equivalents	(11,387,153)	(16,672,726)
Cash and cash equivalents at beginning of period	361,294,311	364,057,534

Cash and cash equivalents at end of period	$349,907,158	$347,384,808

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,910,129	$12,143,676

Cash paid for income taxes	$8,867,342	$32,824,856

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
(Unaudited)

1.    Organization and Description of the Business

Knight Trading Group, Inc. and its subsidiaries (the “Company”) operate in securities market-making and asset management business lines. The Company’s securities market-making business line is comprised of the following operating subsidiaries:

Domestic Subsidiaries

•	Knight Securities (“KS”) operates as a market maker in over-the-counter equity securities (“OTC securities”), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”).

•
Knight Capital Markets (“KCM”) operates as a market maker in the Nasdaq Intermarket, the over-the-counter market for New York Stock Exchange (NYSE) and American Stock Exchange (AMEX)-listed securities.

•	Knight Financial Products (“KFP”) operates as a market maker in options on individual equities, equity indices and fixed income futures instruments in the U.S.

•	Knight Execution Partners (“KEP”) operates a professional execution services business in options and equities.

International Subsidiaries

•
Knight Roundtable Europe (“KREL”), through its subsidiary Knight Securities International, Ltd. (“KSIL”), a U.K. registered broker dealer, operates as a market maker in UK equity securities and provides execution services for European investors in European and U.S. equities. The Company owns an approximate 85% interest in KREL.

•	Knight Securities Japan (“KSJ”) operates as a market maker in Japanese equity securities. The Company owns 60% of KSJ through a joint venture with Nikko Cordial Group.

•
Knight Financial Products Limited (“KFPUK”) operated as a market maker in options on individual equities and equity indices in Europe. Knight Financial Products Pty Limited (“KFPA”) operated as a market maker in options on individual equities and equity indices in Australia, and options on equity indices in Korea. After deciding to discontinue these businesses in the first quarter of 2002, the Company shut down KFPUK and KFPA in the second quarter of 2002.

The Company also maintains an asset management business for institutional investors and high net worth individuals through its Deephaven Capital Management (“Deephaven”) subsidiary.

2.    Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash equivalents

Cash equivalents represent money market accounts, which are payable on demand, or short-term investments with an original maturity of less than 30 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related companies that are accounted for under the equity method or the cost basis of accounting. The equity method of accounting is used for investments in limited partnerships. Strategic investments, which include Nasdaq and other financial services-related companies, are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

Market-making activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities and listed options contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to broker-dealers and institutions for directing their order executions to the Company. The Company records interest income net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Interest expense for the three months ended June 30, 2002 and 2001 was $4,567,079 and $4,106,691, respectively. Interest expense for the six months ended June 30, 2002 and 2001 was $8,213,655 and $11,883,917, respectively.

Asset management fees

The Company earns asset management fees for sponsoring and managing the investments of the Deephaven Market Neutral Master Fund (the “Deephaven Fund”). Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Fund’s monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six-month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Fund exceeds the greater of either the highest previous net asset value of the Deephaven Fund, or the net asset value at the time each investor made his purchase. If the Deephaven Fund recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis.

Securities borrowed and securities loaned

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

Estimated fair value of financial instruments

The Company’s securities owned and securities sold, not yet purchased are carried at market value, which is estimated using market quotations available from major securities exchanges, clearing brokers and dealers. Management estimates that the fair values of other financial instruments recognized on the Consolidated Statements of Financial Condition (including receivables, payables and accrued expenses) approximate their carrying values, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing.

Accounting for derivatives

The Company’s derivative financial instruments, comprised of listed options and futures, are all held for trading purposes and are carried at market value.

Goodwill and Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to, a business combination. Under the new standards, goodwill and intangible assets with an indefinite useful life are no longer being amortized, but are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. Other intangible assets continue to be amortized over their useful lives, which have been determined to be 15 years.

Minority interest

Minority interest represents minority owners’ share of net income or losses and equity in the Company’s majority-owned consolidated subsidiaries.

Restricted stock

The Company records as unamortized stock-based compensation in Stockholders’ equity the fair market value on the date of grant of shares associated with restricted stock awards and amortizes the balance to compensation expense over the vesting period.

Treasury stock

The Company records its purchases of treasury stock at cost as a separate component of Stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions.

Foreign currencies

The functional currencies of the Company’s consolidated foreign subsidiaries are the U.S. dollar, the British Pound and the Japanese Yen. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. The foreign exchange gains and losses resulting from the translation of financial statements of a subsidiary whose functional currency is not the U.S. dollar are included as a separate component of Stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in Investment income and other.

Depreciation, amortization and occupancy

Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the earlier of the life of the related office lease or the expected useful life of the assets. The Company records rent expense on a straight-line basis over the life of the lease. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service.

Writedown of fixed assets

Writedowns of fixed assets are recognized when it is determined that the fixed assets are no longer actively used. The amount of the impairment writedown is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a quarterly basis.

Lease loss accrual

It is the Company’s policy to identify excess real estate capacity and where applicable, accrue for such future costs. In determining the accrual, a nominal cash flow analysis is performed, and costs related to the excess capacity are accrued for.

Income taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets and liabilities are included in Other assets and Accounts payable, accrued expenses and other liabilities, respectively.

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and Securities sold, not yet purchased consist of the following:

	June 30, 2002	December 31, 2001
Securities owned:
Options	$968,848,769	$907,988,169
Equities	772,712,638	734,638,954
U.S. government obligations	13,441,602	18,380,407
Convertible bonds	—	93,474,975

	$1,755,003,009	$1,754,482,505

Securities sold, not yet purchased:
Options	$1,006,490,083	$1,019,052,935
Equities	735,329,207	998,438,044
Convertible bonds	—	21,864,988

	$1,741,819,290	$2,039,355,967

4.    Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following:

	June 30, 2002	December 31, 2001
Receivable:
Clearing brokers	$215,448,929	$701,748,826
Securities borrowed	9,668,107	110,268,570
Securities failed to deliver	4,228,541	6,007,502
Other	2,508,305	2,078,581

	$231,853,882	$820,103,479

Payable:
Clearing brokers	$103,439,742	$133,253,448
Securities loaned	4,077,835	81,325,484
Securities failed to receive	2,478,528	12,947,759

	$109,996,105	$227,526,691

5.    Goodwill and Intangible Assets

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to, a business combination. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer being amortized, but are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. We have tested for the impairment of goodwill, all of which is attributable to our securities market-making business segment, and have concluded that there is no impairment of goodwill as of June 30, 2002.

The following table sets forth reported net earnings and EPS adjusted to exclude goodwill amortization expense recorded in 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net (loss)/income, as reported	$(23,526,999)	$3,803,014	$(36,222,488)	$30,720,475
Net (loss)/income, as adjusted	(23,526,999)	4,762,123	(36,222,488)	32,637,224
EPS, as reported
Basic	$(0.19)	$0.03	$(0.29)	$0.25
Diluted	$(0.19)	$0.03	$(0.29)	$0.24
EPS, as adjusted
Basic	$(0.19)	$0.04	$(0.29)	$0.26
Diluted	$(0.19)	$0.04	$(0.29)	$0.26

At June 30, 2002, the Company has intangible assets with a gross carrying amount of $37,240,877 and accumulated amortization of $4,117,812, which resulted from the purchase of various options related businesses. Intangible assets deemed to have definite lives are being amortized over their useful lives, which have been determined to be 15 years. During the quarter and six months ended June 30, 2002, the Company recorded amortization expense relating to these intangible assets of $620,682 and $1,241,364, respectively. The estimated amortization expense relating to the intangible assets for each of the five succeeding years approximates $2.5 million.

6.    Investment in Deephaven Sponsored Fund

The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Fund, which engages in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Fund are carried at market value. Of the $1.2 billion of assets under management in the Deephaven Fund as of June 30, 2002, the Company had an investment of $152.8 million. In addition, certain officers, directors and employees of the Company have invested approximately $51 million in the Deephaven Fund, in aggregate, as of June 30, 2002.

7.    Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total U.S. equity shares traded by the Company during the period. One customer accounted for 15.4% and 13.5% of the Company’s total U.S. equity shares traded during the second quarter and first half of 2002, respectively. Rebates paid to this firm for U.S. equity and U.S. options contract order flow amounted to $4.2 million and $8.8 million during the second quarter and first half of 2002, respectively.

8.    International Charges

During the second quarter of 2002, the Company incurred pre-tax, pre-minority interest charges of $27.6 million related to its reduction of its European operations. The charges in the second quarter consisted of $13.1 million related to the complete writedown of our investment in Nasdaq Europe, $5.9 million related to fixed assets that are no longer actively used, $3.9 million related to contract terminations, $3.8 million related to costs associated with excess real estate capacity and $900,000 related to other charges.

Additional pre-tax, pre-minority interest international charges for the six months ended June 30, 2002 include $3.6 million related to the writedown of our investment in Nasdaq Japan and $750,000 related to contract terminations.

9.    Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual for the three months ended June 30, 2002 includes $4.9 million in pre-tax domestic charges, or $2.9 million after taxes. The pre-tax writedown primarily consists of $3.2 million related to costs associated with excess real estate capacity, $1.4 million related to fixed assets that are no longer actively used and $310,000 related to a writedown of exchange seats. Additional pre-tax writedowns included in the six months ended June 30, 2002 consist of $2.5 million related to an impaired strategic investment, $1.3 million related to fixed assets that are no longer actively used and $425,000 related to a writedown of exchange seats.

Writedowns included in the three and six months ended June 30, 2001 include $10.0 million related to the writedown of an impaired strategic investment and $1.6 million related to the writedown of exchange seats.

10.    Commitments and Contingent Liabilities

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management that the ultimate outcome of these matters will not have a material adverse impact on the financial condition or results of operations of the Company.

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was as follows:

For the three months ended June 30, 2002	$4,334,026
For the three months ended June 30, 2001	2,517,566
For the six months ended June 30, 2002	8,810,546
For the six months ended June 30, 2001	4,914,510

The Company leases computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of June 30, 2002, future minimum rental commitments under all noncancelable office leases and computer and equipment leases, guaranteed employment contracts longer than one year and other commitments (“Other Obligations”) were as follows:

	Office Leases	Other Obligations	Total
Six months ending December 31, 2002	$8,481,734	$12,502,231	$20,983,965
Year ending December 31, 2003	16,047,038	20,793,940	36,840,978
Year ending December 31, 2004	13,557,881	9,592,432	23,150,313
Year ending December 31, 2005	12,294,645	8,826	12,303,471
Year ending December 31, 2006	9,701,377	—	9,701,377
Thereafter through October 31, 2021	133,875,423	—	133,875,423

	$193,958,098	$42,897,429	$236,855,527

During the normal course of business, the Company collaterizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2002, the Company has provided an $11.0 million letter of credit as a guarantee for one of the Company’s lease obligations.

The Company has agreed in principle to a guarantee with one of its subsidiary’s clearing brokers, obligating the Company to generate and pay clearing fees totalling a minimum of $12.0 million during an eighteen month period from the commencement of clearing services, which is expected to commence before the end of 2002.

11.    Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net (loss)/income	$(23,526,999)	$3,803,014	$(36,222,488)	$30,720,475
Foreign currency translation adjustment, net of tax	3,060,173	370,178	3,151,488	(3,002,953)

Total comprehensive (loss)/income, net of tax	$(20,466,826)	$4,173,192	$(33,071,000)	$27,717,522

12.    Earnings per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and restricted stock were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2002 and 2001:

	For the three months ended June 30,
	2002		2001
	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares
(Loss)/income and shares used in basic calculations	$(23,526,999)	122,587,427	$3,803,014	123,683,862
Effect of dilutive stock based awards	—	—	—	2,200,962

(Loss)/income and shares used in diluted calculations	$(23,526,999)	122,587,427	$3,803,014	125,884,824

Basic earnings per share		$(0.19)		$0.03

Diluted earnings per share		$(0.19)		$0.03

	For the six months ended June 30,
	2002		2001
	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares
(Loss)/income and shares used in basic calculations	$(36,222,488)	123,357,673	$30,720,475	123,603,466
Effect of dilutive stock based awards	—	—	—	2,442,619

(Loss)/income and shares used in diluted calculations	$(36,222,488)	123,357,673	$30,720,475	126,046,085

Basic earnings per share		$(0.29)		$0.25

Diluted earnings per share		$(0.29)		$0.24

For the three and six months ended June 30, 2002, 314,722 and 393,726, shares of common stock equivalents, respectively, were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the periods and the effect of their inclusion would be anti-dilutive.

13.    Net Capital Requirements

KS, KCM, KFP and KEP are registered as broker-dealers with the Securities and Exchange Commission (“SEC”), and are subject to the SEC’s Uniform Net Capital Rule which requires the maintenance of minimum net capital. Additionally, KS and KCM are members of the National Association of Securities Dealers, Inc. (“NASD”), and KFP and KEP are members of the Chicago Board Options Exchange, the American Stock Exchange, the Pacific Exchange, the Philadelphia Stock Exchange and the International Stock Exchange. KFP is also a member of the Chicago Board of Trade and the Chicago Mercantile Exchange. KSIL and KSJ are subject to regulatory requirements in the countries in which they operate, including the requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan. As of June 30, 2002, the Company was in compliance with these capital adequacy requirements.

The following table sets forth our net capital levels and requirements for our broker-dealer subsidiaries at June 30, 2002 (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KS	$252.3	$1.6	$250.7
KFP	36.0	0.2	35.8
KSJ*	25.9	4.1	21.8
KCM	16.2	1.0	15.2
KSIL	9.1	3.0	6.1
KEP	2.0	0.1	1.9

*	Amounts for KSJ were translated from Japanese Yen to the U.S. dollar using the June 30, 2002 exchange rate.

14.    Business Segments

The Company has two reportable business segments: securities market-making and asset management. Securities market-making includes two reporting units, domestic and international. Domestic securities market-making primarily represents market-making in U.S. equity securities listed on Nasdaq, on the OTCBB of the NASD, in the Nasdaq Intermarket and in U.S. options on individual equities, equity indices and fixed income futures instruments. International securities market-making includes market-making in equities in Europe and

Japan and in options in Europe and Australia. Options market-making in Europe and Australia was discontinued during the second quarter of 2002. The asset management segment consists of investment management and sponsorship of the Deephaven Fund.

The Company’s net revenues, (loss) / income before income taxes and minority interest and assets by segment are summarized below:

	Domestic Market Making(1)	International Market Making(2)	Total Market Making	Asset Management(3)	Eliminations(4)	Consolidated Total
For the three months ended June 30, 2002:
Revenues	$121,469,191	$4,551,717	$126,020,908	$8,109,561	$(2,363,481)	$131,766,988
(Loss)/income before income taxes and minority interest	(7,297,996)	(35,699,985)	(42,997,981)	2,711,236	—	(40,286,745)
Total Assets	2,524,451,145	179,556,782	2,704,007,927	17,071,495	—	2,721,079,422
For the three months ended June 30, 2001:
Revenues	$152,252,262	$5,740,749	$157,993,011	$9,584,208	$(1,770,705)	$165,806,514
Income/(loss) before income taxes and minority interest	12,271,411	(13,130,158)	(858,747)	5,923,030	—	5,064,283
Total Assets	2,467,031,702	549,805,858	3,016,837,560	56,126,841	—	3,072,964,401
For the six months ended June 30, 2002:
Revenues	$244,478,791	$8,931,891	$253,410,682	$16,878,792	$(5,022,424)	$265,267,050
(Loss)/income before income taxes and minority interest	(12,975,047)	(50,528,160)	(63,503,207)	1,945,122	—	(61,558,085)
Total Assets	2,524,451,145	179,556,782	2,704,007,927	17,071,495	—	2,721,079,422
For the six months ended June 30, 2001:
Revenues	$361,650,014	$9,180,765	$370,830,779	$24,216,540	$(3,593,679)	$391,453,640
Income/(loss) before income taxes and minority interest	62,677,566	(29,269,192)	33,408,374	14,808,561	—	48,216,935
Total Assets	2,467,031,702	549,805,858	3,016,837,560	56,126,841	—	3,072,964,401

(1)	The pre-tax numbers shown for the three and six months ended June 30, 2002 include $4.9 million and $9.1 million in writedowns of assets and lease loss accruals described in footnote 9.
The pre-tax numbers for the three and six months ended June 30, 2001 include $11.6 million related to the writedown of assets described in footnote 9.
Additionally, the pre-tax numbers shown for the three and six months ended June 30, 2002 and 2001 include corporate overhead charges that were not allocated to specific segments and are considered immaterial.
(2)	Losses before taxes and minority interest for the three and six months ended June 30, 2002 include $27.6 million and $32.0 million in international charges, respectively, described in footnote 8.
(3)
Included within revenues and income before income taxes and minority interest for the three months ended June 30, 2002 and 2001 are $868,000 and $1.1 million, respectively, which relate to revenues generated from the Company’s investment in the Deephaven Fund. For the six months ended June 30, 2002 and 2001 are $1.9 million and $3.0 million, respectively, related to revenues generated from the Company’s investment in the Deephaven Fund.

(4)	Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Overview

We are a leading market maker in equity securities and in options on individual equities, equity indices and fixed income futures instruments. Additionally, we maintain an asset management business for institutions and high net worth individuals. Our principal operating subsidiaries are:

•
Knight Securities (“KS”): KS is one of the largest market makers operating in Nasdaq. KS’s U.S. equity share volume totaled 38.0 billion and 28.7 billion, or 82% and 84% of our total U.S. equity share volume, for the three months ended June 30, 2002 and 2001, respectively.

•
Knight Capital Markets (“KCM”): Through KCM, we are one of the largest market makers in the Nasdaq Intermarket, the over-the-counter market for all NYSE and AMEX listed equity securities. KCM’s U.S. equity share volume totaled 8.2 billion and 5.3 billion, or 18% and 16% of our total U.S. equity share volume for the three months ended June 30, 2002 and 2001, respectively.

•
Knight Financial Products (“KFP”): Through KFP, we operate as a market maker in listed options on individual equities, equity indices and fixed income futures instruments in the U.S. KFP’s U.S. option contract volume amounted to 12.2 million and 10.5 million for the three months ended June 30, 2002 and 2001, respectively. KFP’s international options market making businesses in the U.K. and Australia were discontinued during the second quarter of 2002.

•	Knight Execution Partners (“KEP”): KEP operates a professional execution services business in options and equities.

•
Deephaven Capital Management (“Deephaven”): Through Deephaven, we perform investment management services and sponsor a private investment fund for institutions and high net worth individuals. Deephaven’s assets under management totaled approximately $1.2 billion at June 30, 2002. Included in this balance is an investment of approximately $152.8 million held by the Company.

•
Knight Roundtable Europe, Ltd. (“KREL”): Through KREL, and its U.K. broker-dealer, Knight Securities International Ltd. (“KSIL”), we operate as a market maker in U.K. equity securities. KSIL also provides execution services for European investors in European and U.S. equities. Our majority interest in KREL is approximately 85%. The remaining 15% is owned by 21 European and U.S. broker-dealers and banks.

•
Knight Securities Japan (“KSJ”): Through KSJ, we operate as a market maker in equity securities in Japan. We own a majority interest of 60% of KSJ. The remaining 40% is owned by Nikko Cordial Group. For additional discussion related to KSJ, see section entitled “Knight Securities Japan” herein.

We have two reportable business segments: securities market-making and asset management. Securities market-making primarily includes the operations of KS, KCM, KFP, KEP, KSIL and KSJ. The asset management segment includes the operations of Deephaven.

Certain Factors Affecting Results of Operations

Our results of operations may be materially affected by market fluctuations, regulatory changes and by economic factors. We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including, but not limited to, the value of our securities positions, the volume of our market-making activities, the dollar value of securities traded, volatility in the securities markets, our ability to manage personnel and expenses, our ability to manage our client base, the amount of revenue derived from limit orders as a percentage of net trading revenues, the volatility in the performance of our statistical arbitrage portfolio, changes in payments for order flow and clearing costs, the addition or loss of sales and trading professionals, legislative, legal and regulatory changes, the amount and timing of capital expenditures and divestitures, the incurrence of costs associated with acquisitions and dispositions, investor sentiment, technological changes and events, competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation to, increases in our market share and revenue capture in our market-making activities and increases in our fund returns and assets under management in our asset management activities. If demand for our market-making services declines and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

Trends

We believe that our business is currently, or may be, impacted by several trends that may affect our financial condition and results of operations. First, the effects of decimalization and the one-penny MPV have resulted in a significant decline in revenue per share in our equities market-making business. This trend has also resulted in a change to our order flow payment policies, resulting in a reduction in payment for order flow. Second, decimalization has triggered a shift from market makers trading OTC equities solely as principal to executing on an agency or riskless principal basis with institutions paying commissions or commission-equivalents, as declining spreads reduce profits for principal equity trading firms and as firms become more risk-averse in their capital commitments. In 2001, we instituted a commission charge on a very small percentage of institutional equity transactions to more effectively price our capital commitment. Certain competitors have also begun to charge commissions. Third, non-traditional trading venues, such as electronic communications networks (“ECNs”) and other alternative trading systems now account for a significant amount of Nasdaq trading volume. Also, direct access trading solutions and application service providers are growing in popularity. Fourth, program trading now represents a growing portion of U.S. equity transactions. Finally, the effects of decimalization and market conditions have resulted in consolidation in the equities and options market-making industries. We expect these trends to continue throughout 2002.

Market Conditions

Market conditions thus far in 2002 have continued the downward trend experienced in the prior year. At June 30, 2002, the Nasdaq Composite Index was down 25% and 32% from December 31, 2001 and June 30, 2001, respectively. Similarly, the DJIA was down 8% and 12% from December 31, 2001 and June 30, 2001, respectively and the S&P 500 was down 14% and 19% from December 31, 2001 and June 30, 2001, respectively. The markets have continued to trend downward in the third quarter of 2002.

Corporate Events

During the second quarter of 2002, the Company experienced a number of corporate events which influenced its performance during the quarter. First, on May 30, 2002, the Company named Thomas M. Joyce as its new Chief Executive Officer and President. Second, on June 3, 2002, a software malfunction occurred in our proprietary quote management system that resulted in the inadvertent generation of a series of sell limit orders in our Company stock during the pre-market period, which were routed to various destinations. This led to a suspension of trading in our Class A Common Stock. All of the erroneous routed orders were immediately cancelled. Trading in our stock resumed by midday and the software malfunction was immediately corrected. Third, on June 4, 2002, an article in The Wall Street Journal regarding a private arbitration matter between the Company and a former employee alleged an improper trading practice by the Company. The fallout from this article resulted in a loss of institutional business during the month of June. Unrelated to the article, several institutional sales professionals were recruited away to other firms during the second quarter of 2002. Since such time, the Company has worked to stabilize the institutional business through client visits and is recruiting a number of key institutional sales professionals.

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

OTC securities transactions with institutional clients are primarily executed as principal, and all related profits and losses are included within net trading revenue. Listed securities transactions with institutional clients are primarily executed on an agency basis, for which we earn commissions on a per share basis. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities, changes in commission rates as well as by changes in fees earned for directing trades to certain destinations for execution.

Asset management fees represent fees earned for sponsoring and managing the Deephaven Fund. Asset management fees are primarily affected by the rates of return earned on the fund we manage and changes in the amount of assets under management.

We earn interest income from our cash held at banks and cash held in trading accounts at clearing brokers, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the changes in cash balances held at banks and clearing brokers and our level of securities positions in which we are long compared to our securities positions in which we are short.

Expenses

Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses vary in proportion to our trading revenue and volume. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees. Payments for order flow fluctuate based on U.S. equity share and option volume, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, option contract volume, the mix of trades of OTC securities compared to listed securities, clearance fees charged by clearing brokers and fees paid to access electronic communications networks, commonly referred to as ECNs.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to other employees based on our overall profitability. At June 30, 2002, approximately 66% of our employees were directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market-making and sales activities is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations. Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the overhead costs we allocate to employees engaged in market-making and sales activities.

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities and options transactions, transaction fees paid to Nasdaq, payments made to third parties for exchange seat leases, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX and for executing orders through ECNs.

Payments for order flow represent payments to certain broker-dealers and institutional clients, in the normal course of business, for directing their order flow in U.S. equity securities and U.S. option contracts to us. Payments for order flow change as we modify our payment rates and as our percentage of customers whose policy is not to accept payments for order flow varies.

Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

Depreciation and amortization expense results from the depreciation of fixed assets and leasehold improvements and the amortization of intangible assets with definite lives related to our purchases of various options-related businesses. In accordance with SFAS No. 142, as of of January 1, 2002, goodwill is no longer being amortized.

Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

Professional fees consist of fees paid to computer programming, systems and management consultants, as well as legal and other professional fees.

Business development expense primarily consists of travel, promotional and advertising costs.

International charges consists of charges related to the reduction of European businesses as well as charges related to permanent impairments to strategic investments held by our international businesses.

The writedown of assets and lease loss accrual consists of losses related to excess real estate capacity, permanent impairments to strategic investments and exchange seats.

Other expenses primarily consist of administrative expenses and other operating costs such as recruitment fees, regulatory fees and general office expenses.

Results of Operations

Three Months Ended June 30, 2002 and 2001

The net loss for the three months ended June 30, 2002 was $23.5 million, which resulted in earnings per share (“EPS”) of a loss of $0.19. This compares to net income of $3.8 million or EPS of $0.03 for the comparable period in 2001. EPS in the current period was reduced by approximately $0.13 per share as a result of $27.6 million in pre-tax, pre-minority interest charges related to the reduction of our European operations. In addition, EPS in the current period was also reduced by approximately $0.02 per share as a result of $4.9 million in pre-tax charges from our domestic businesses. Similarly, EPS from the prior year’s period was reduced by $0.06 per share as a result of $11.6 million in pre-tax charges related to our domestic businesses. Total revenues were $131.8 million in the three months ended June 30, 2002, a 20.5% decrease from revenues of $165.8 million for the comparable period in 2001. Revenues were adversely impacted by lower revenue capture per share and per contract. Operating expenses, which exclude international charges and the writedown of assets and lease loss accrual, decreased to $139.5 million, which is a 6.5% decrease in operating expenses from $149.2 million in the comparable period in 2001.

Revenues

	For the three months ended June 30,
	2002	2001	Change	% of Change
Equity market making trading revenues (millions)	$84.0	$107.9	$(23.9)	-22.2%
Options market making trading revenues (millions)	$27.4	$27.1	$0.3	1.1%

Total trading revenues (millions)	$111.4	$135.0	$(23.6)	-17.5%
U.S. equity shares traded (billions)	46.2	34.1	12.1	35.5%
U.S. equity trades executed (millions)	29.1	31.8	(2.7)	-8.4%
U.S. option contracts (millions)	12.2	10.5	1.7	16.3%
Revenue capture per U.S. equity share ($)	0.0018	0.0031	(0.0013)	-41.9%
Revenue capture per U.S. option contract ($)	2.27	2.40	(0.13)	-5.4%
% of Bulletin Board equity shares of total U.S. equity shares	54.9%	47.6%	7.3%	15.3%

Net trading revenue from equity security market-making decreased 22.2% to $84.0 million for the three months ended June 30, 2002, from $107.9 million for the comparable period in 2001. Despite the decline in revenues from the prior year period, the Company’s domestic equities business was profitable during the second quarter of 2002. Equity trading revenues are almost entirely comprised of revenues from U.S. equity market- making. This decrease in equity trading revenue was due to decreased average revenue capture per U.S. equity share. Average revenue capture per U.S. equity share has continued to be impacted by a reduction in spreads due to decimalization and the introduction of a one-penny MPV, which was fully implemented during the second quarter of 2001. In addition, revenue capture per U.S. equity share was impacted by a reduction in the average market price of shares traded. The decrease in average revenue capture per U.S. equity share was offset, in part, by an increase in U.S. equity share volume. However, the majority of the increase in U.S. equity share volume was due to higher share volume in low-priced Bulletin Board and Pink Sheet stocks, which have a lower revenue capture per share opportunity. Lastly, due to the events described in Corporate Events, net trading revenues and commissions attributable to institutional customers in the second quarter 2002 was approximately 13% and 28% lower than the first quarter 2002 and the prior year quarter, respectively.

Net trading revenue from options market-making increased slightly to $27.4 million for the three months ended June 30, 2002 from $27.1 million for the comparable period in 2001. The increase was primarily due to the increase in U.S. option contracts executed, offset by lower average revenue capture per U.S. option contract. U.S. option contract volume increased, in part, due to KFP’s purchases of additional exchange posts during 2001, which increased our overall options market-making coverage.

Commissions and fees decreased 17.3% to $10.3 million for the three months ended June 30, 2002, from $12.4 million for the comparable period in 2001. This decrease is primarily due to lower commission based volumes and lower commission rates in our options order routing activities. Additionally, there was a decrease in fees we receive for providing certain information to market data providers.

Asset management fees decreased 20.3% to $6.8 million for the three months ended June 30, 2002, from $8.6 million for the comparable period in 2001. The decrease in fees was primarily due to a decrease in fund returns from 2.9% for the second quarter of 2001 to 1.4% for the second quarter of 2002. The decrease was offset, in part, by the increase in the amount of funds under management in the Deephaven Fund from $1.0 billion at June 30, 2001 to $1.2 billion at June 30, 2002.

Interest income, net decreased 88.3% to $1.0 million for the three months ended June 30, 2002, from $8.7 million for the comparable period in 2001. This decrease was primarily due to lower cash balances held at our clearing brokers, changes in the composition of our market making positions as well as lower interest rates.

Investment income and other income increased 111.6% to $2.2 million for the three months ended June 30, 2002, from $1.1 million for the comparable period in 2001. This increase was primarily due to an increase in income from our investments, specifically our investment in the Deephaven Fund. At the beginning of the second quarter 2002, an additional $87.7 million was invested in the Deephaven Fund by the Company. The Company’s total investment in the Deephaven Fund at June 30, 2002 was $152.8 million, compared to $32.9 million at June 30, 2001.

Expenses

Employee compensation and benefits expense decreased 2.3% to $57.3 million for the three months ended June 30, 2002, from $58.6 million for the comparable period in 2001. The decrease was primarily due to changes in incentive compensation as a result of a decrease in gross trading profits, margins and headcount, offset in part by increased severance costs. Incentive compensation is adjusted on a quarterly basis by senior management based on changes in profitability, changes in key personnel, retention risks and other factors. Due to the decrease in revenues and our profitability, headcount was reduced during 2001 and 2002. Our number of full time employees decreased to 1,110 at June 30, 2002, from 1,397 full time employees at June 30, 2001.

Execution and clearance fees decreased 2.9% to $29.2 million for the three months ended June 30, 2002, from $30.1 million for the comparable period in 2001. The decrease is primarily related to the decrease in U.S. equity trades executed, offset in part by the increase in U.S. options contracts executed.

Payments for order flow decreased 15.7% to $17.0 million for the three months ended June 30, 2002, from $20.2 million for the comparable period in 2001. The decrease was primarily due to changes in our payment for order flow policy initiated both in the second quarter of 2001, as a result of decimalization and the introduction of a one-penny MPV, and the second quarter of 2002. The decrease was partially offset by the increase in volumes for U.S. equity shares traded and U.S. options contracts executed.

Communications and data processing expense decreased 26.8% to $9.8 million for the three months ended June 30, 2002, from $13.4 million for the comparable period in 2001. This decrease was generally attributable to a decrease in our number of employees and decreased technology costs and decreased costs during 2002 associated with our international operations.

Depreciation and amortization expense decreased 6.5% to $9.7 million for the three months ended June 30, 2002, from $10.4 million for the comparable period in 2001. This decrease was primarily due to adoption of SFAS No. 142. The adoption of this statement decreased amortization expense by approximately $1.7 million in the second quarter 2002, compared to the second quarter 2001. The decrease was partially offset by the effect of the purchase of approximately $33.2 million of additional fixed assets and leasehold improvements and capitalized software between July 1, 2001 and June 30, 2002.

Occupancy and equipment rentals expense increased 51.1% to $6.9 million for the three months ended June 30, 2002, from $4.6 million for the comparable period in 2001. This increase was primarily attributable to additional leased office space, primarily relating to the Company’s future corporate headquarters in Jersey City, NJ, which is currently unoccupied.

Professional fees decreased 9.2% to $3.2 million for the three months ended June 30, 2002, from $3.5 million for the comparable period in 2001. The decrease was primarily due to a decrease in consulting and legal fees related to our European expansion efforts in the second quarter of 2001.

Business development and Other expenses decreased 21.6% and 26.6%, respectively, for the three months ended June 30, 2002 compared to the prior period. The primary reason for the decreases was the result of lower travel and entertainment and administrative costs.

International charges were $27.6 million for the three months ended June 30, 2002. During the second quarter of 2002, after performing a review of its unprofitable European operations, the Company eliminated market-making in French, German and Nasdaq Europe stocks and further reduced its European headcount by approximately 47%. International charges included $13.1 million related to the complete writedown of our investment in Nasdaq Europe, $5.9 million related to fixed assets that are no longer actively used, $3.9 million related to contract terminations, $3.8 million related to the writedown of excess real estate capacity and $900,000 of other charges.

During the three months ended June 30, 2002, pre-tax charges of $4.9 million were incurred relating to our domestic businesses. The charges consist of $3.2 million of a lease loss accrual related to our excess real estate capacity, $1.4 million related to fixed assets that are no longer actively used and $310,000 related to a writedown of exchange seats.

Our effective tax rates of 31.3% and 70.2% for the three months ended June 30, 2002 and 2001, respectively, differ from the federal statutory rate of 35% due primarily to state income taxes, non-deductible foreign losses and the amortization of goodwill for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 and 2001

The net loss for the six months ended June 30, 2002 was $36.2 million, which resulted in an EPS loss of $0.29. This compares to net income of $30.7 million or EPS of $0.24 for the comparable period in 2001. EPS in the current year was reduced by approximately $0.20 per share as a result of $32.0 million in pre-tax, pre-minority interest charges related to our European operations as well as writedowns and lease loss accrual for our domestic operations. Total revenues were $265.3 million for the six months ended June 30, 2002, a 32.2% decrease from revenues of $391.5 million for the comparable period in 2001. The decrease is primarily due to lower revenue capture per share and per contract. Operating expenses, which exclude international charges and writedown of assets and lease loss accrual, decreased to $285.8 million, which represents a 13.8% decrease in operating expenses from $331.7 million in the comparable period in 2001.

Revenues

	For the six months ended June 30,
	2002	2001	Change	% of Change
Equity market making trading revenues (millions)	$169.4	$253.9	$(84.5)	-33.3%
Options market making trading revenues (millions)	$54.7	$68.6	$(13.9)	-20.3%

Total trading revenues (millions)	$224.1	$322.5	$(98.4)	-30.5%
U.S. equity shares traded (billions)	87.3	60.5	26.8	44.2%
U.S. equity trades executed (millions)	57.9	62.0	(4.0)	-6.5%
U.S. option contracts (millions)	23.5	18.9	4.5	24.0%
Revenue capture per U.S. equity share ($)	0.0019	0.0042	(0.0023)	-54.8%
Revenue capture per U.S. option contract ($)	2.29	3.51	(1.22)	-34.8%
% of Bulletin Board equity shares of total U.S. equity shares	52.8%	42.8%	10.0%	23.3%

Net trading revenue from equity security market-making decreased 33.3% to $169.4 million for the six months ended June 30, 2002, from $253.9 million for the comparable period in 2001. Equity trading revenues are almost entirely comprised of revenues from U.S. equity market making. This decrease in equity trading revenue was primarily due to decreased average revenue capture per U.S. equity share. Average revenue capture per U.S. equity share has continued to be impacted by a reduction in spreads due to decimalization and the introduction of a one-penny MPV, which was fully implemented during the second quarter of 2001. In addition, revenue capture per U.S. equity share was impacted by a reduction in the average market price of shares traded. The decrease in average revenue capture per U.S. equity share was offset, in part, by an increase in U.S. equity share volume. However, the majority of the increase in U.S. equity share volume was due to higher share volume in low-priced Bulletin Board and Pink Sheet stocks, which have a lower revenue capture per share opportunity. Lastly, due to the events described in Corporate Events above, net trading revenues and commissions attributable to institutional customers in the first half of 2002 were approximately 27% lower than the first half of 2001.

Net trading revenue from options market-making decreased 20.3% to $54.7 million for the six months ended June 30, 2002 from $68.6 million for the comparable period in 2001. The decrease was primarily due to lower average revenue capture per U.S. option contract, partially offset by the increase in U.S. option contract volume.

Commissions and fees decreased 22.0% to $21.0 million for the six months ended June 30, 2002, from $26.9 million for the comparable period in 2001. This decrease is primarily due to lower commission based volumes and lower commission rates in our options order routing activities. Additionally, there was a decrease in fees we receive for providing certain information to market data providers.

Asset management fees decreased 34.4% to $14.0 million for the six months ended June 30, 2002, from $21.3 million for the comparable period in 2001. The decrease in fees was primarily due to a decrease in fund returns from 8.0% for the first half of 2001 to 2.7% for the first half of 2002. The decrease was offset, in part, by the increase in the amount of funds under management in the Deephaven Fund from $1.0 billion at June 30, 2001 to $1.2 billion at June 30, 2002.

Interest income, net decreased 81.3% to $2.6 million for the six months ended June 30, 2002, from $14.0 million for the comparable period in 2001. This decrease was primarily due to lower cash balances held at our clearing brokers, changes in the composition of our market making positions as well as lower interest rates.

Investment income and other income decreased 46.9% to $3.6 million for the six months ended June 30, 2002, from $6.7 million for the comparable period in 2001. This decrease was primarily due to a decrease in income from our strategic investments and a decrease in benefits received from a state employment incentive grant. The decrease was offset, in part, by an increase in income from our investment in the Deephaven Fund. At the beginning of the second quarter 2002, the Company invested an additional $87.7 million in the Deephaven Fund. The Company’s total investment in the Fund at June 30, 2002 was $152.8 million, compared to $32.9 million at June 30, 2001.

Expenses

Employee compensation and benefits expense decreased 16.2% to $116.0 million for the six months ended June 30, 2002, from $138.3 million for the comparable period in 2001. The decrease was primarily due to decreased incentive compensation as a result of a decrease in gross trading profits, margins and headcount, offset in part by increased severance costs. Incentive compensation is adjusted on a quarterly basis by senior management based on changes in profitability, changes in key personnel, retention risks and other factors. Due to a decrease in revenues and our profitability, employee headcount was reduced during 2001 and 2002. Our number of full time employees decreased to 1,110 at June 30, 2002, from 1,397 full time employees at June 30, 2001.

Execution and clearance fees decreased 3.7% to $57.9 million for the six months ended June 30, 2002, from $60.1 million for the comparable period in 2001. Execution and clearance fees decreased due to the decrease in U.S. equity trades executed. The decrease was partially offset by the increase in U.S. options contracts executed. Execution and clearance fees also increased as a result of our international operations in Europe and Japan.

Payments for order flow decreased 27.8% to $36.0 million for the six months ended June 30, 2002, from $49.9 million for the comparable period in 2001. The decrease was primarily due to changes in our payment for order flow policy initiated both in the second quarter of 2001, as a result of decimalization and the introduction of a one-penny MPV, and the second quarter of 2002. The decrease was partially offset by the increase in volumes for U.S. equity shares traded and U.S. options contracts executed.

Communications and data processing expense decreased 21.0% to $20.7 million for the six months ended June 30, 2002, from $26.2 million for the comparable period in 2001. This decrease was generally attributable to a decrease in headcount, technology costs and communications and data processing costs during 2002 associated with our international operations.

Depreciation and amortization expense decreased 5.8% to $19.4 million for the six months ended June 30, 2002, from $20.6 million for the comparable period in 2001. This decrease was primarily due to adoption of SFAS No. 142. The adoption of this statement decreased amortization expense by approximately $3.4 million in the first half of 2002, compared to the first half of 2001. The decrease was offset, in part, by the effect of the purchase of approximately $33.2 million of additional fixed assets and leasehold improvements and capitalized software between July 1, 2001 and June 30, 2002.

Occupancy and equipment rentals expense increased 47.6% to $14.2 million for the six months ended June 30, 2002, from $9.6 million for the comparable period in 2001. This increase was primarily attributable to additional leased office space, primarily relating to the Company’s future corporate headquarters in Jersey City, NJ, which is currently unoccupied.

Professional fees increased 7.7% to $9.9 million for the six months ended June 30, 2002, from $9.2 million for the comparable period in 2001. This increase was due to a one-time asset management consulting expense related to transitional assistance and consulting services performed by Deephaven’s former CEO, offset in part by a decrease in technology consulting expenses and professional fees related to our European business in 2001.

Business development and Other expenses decreased 41.0% and 28.6%, respectively. The primary reason for the decreases was the result of lower travel and entertainment and administrative costs.

International charges was $32.0 million for the six months ended June 30, 2002. During the first half of 2002, after performing a review of its unprofitable European operations, the Company eliminated market-making in French, German and Nasdaq Europe stocks and further reduced its European headcount by approximately 47% during the second quarter of 2002. The international charges incurred in the six months ended June 30, 2002 included $13.1 million related to the complete writedown of our investment in Nasdaq Europe, $5.9 million related to fixed assets that are no longer actively used, $4.7 million related to contract terminations, $3.8 million related to the writedown of excess real estate capacity and $900,000 of other charges. In addition to the charges taken for our European operations, KSJ incurred a $3.6 million charge related to the writedown of our investment in Nasdaq Japan. As of June 30, 2002, the Company has approximately 100 employees in Europe and Japan.

During the six months ended June 30, 2002, pre-tax charges of $9.1 million were incurred related to our domestic businesses. The charges consist of $3.2 million of a lease loss accrual related to our excess real estate capacity, $2.7 million related to fixed assets that are no longer actively used, $2.5 million related to the writedown of an impaired strategic investment and $700,000 related to a writedown of exchange seats.

Our effective tax rates of 29.3% and 44.7% for the six months ended June 30, 2002 and 2001, respectively, differ from the federal statutory rate of 35% due primarily to state income taxes, non-deductible foreign losses and the amortization of goodwill for the six months ended June 30, 2001.

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with an indefinite useful life will no longer be amortized, but will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The useful lives and any impairment of other intangible assets will also be tested at least annually or when an event occurs or circumstances change that signify the existence of impairment. We adopted the provisions of SFAS No. 142 as of January 1, 2002. We have completed our annual tests for the impairment of goodwill, and have concluded that there is no impairment of goodwill as of June 30, 2002. We will continue to evaluate the effects, if any, of impairment of goodwill in accordance with the statement. The elimination of the amortization of goodwill will decrease operating expenses by approximately $6.4 million in 2002.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring).” We intend to adopt the provisions of SFAS No. 146 on January 1, 2003. We do not anticipate that the adoption of this statement will have a material impact on our financial statements.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings. As of June 30, 2002, we had $2.7 billion in assets, 91% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers, securities owned and our investment in the Deephaven Fund. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. Additionally, our investment in the Deephaven Fund is $152.8 million at June 30, 2002 and can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Fund. We invested $87.7 million in the Deephaven Fund during the three months ended June 30, 2002. At June 30, 2002, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $549.2 million.

(Loss)/income before taxes and minority interest plus depreciation and amortization and net non-cash writedowns was ($6.7 million) and $27.0 million during the three months ended June 30, 2002 and 2001, respectively. Depreciation and amortization expense, which related to fixed assets and intangible assets, was $9.7 million and $10.4 million during the three months ended June 30, 2002 and 2001, respectively. Net non-cash writedowns consisted of $23.9 million in pre-tax, pre-minority interest charges related to fixed assets no longer being used, impaired investments and certain contract terminations. Capital expenditures were $4.3 million and $11.7 million for the three months ended June 30, 2002 and 2001, respectively. Capital expenditures in 2002 primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost.

We have no debt at June 30, 2002 nor do we currently have any debt commitments for 2002. We do not anticipate that we will need to incur debt to meet our 2002 capital expenditure and operating needs.

In April 2002, our Board of Directors approved a program to repurchase, from time to time, shares of the Company’s outstanding Class A Common Stock up to a total amount of $35 million. In July 2002, our Board of Directors approved an increase to the program up to a total amount of $70 million. Under this program, we may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. In accordance with this plan, through June 30, 2002, the Company has repurchased 3.9 million shares for $21.8 million. In addition, the Company repurchased an additional 2.3 million shares for $10.8 million during the period from July 1, 2002 through August 14, 2002.

As registered broker-dealers and market makers, KS, KCM, KFP and KEP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At June 30, 2002, KS had net capital of $252.3 million, which was $250.7 million in excess of its minimum net capital of $1.6 million, KCM had net capital of $16.2 million which was $15.2 million in excess of its minimum net capital of $1.0 million, KFP had net capital of $36.0 million which was $35.8 million in excess of its minimum net capital of $250,000 and KEP had net capital of $2.0 million which was $1.9 million in excess of its minimum net capital of $100,000. Additionally, KSIL and KSJ are subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan. KSIL had net capital of $9.1 million which was $6.1 million in excess of its minimum net capital of $3.0 million, and KSJ had net capital of approximately $25.9 million which was $21.8 million in excess of its minimum net capital of approximately $4.1 million.

We currently anticipate that available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Knight Securities Japan

In 2000, the Company entered into a joint venture, KSJ, with Nikko Cordial Group to create an equity market making operation in Japan. In July 2002, an operating committee of the Japanese Securities Dealers Association (“JSDA”) approved a proposal to amend the current Japanese equity market structure to create a mandatory central limit order book for Japanese retail-sized equity transactions. If approved by the Financial Supervisory Agency and the JSDA Board, this new market structure would significantly impair the ability of KSJ to operate its original business plan of equity market making.

In addition, Nasdaq announced in August 2002 that it would writedown its entire investment in Nasdaq Japan. As a result, KSJ will writedown its remaining investment of approximately $275,000 in Nasdaq Japan in the third quarter of 2002. Moreover, Nasdaq Japan’s limited prospects will have a substantial impact on KSJ’s business as it was an integral component of its original business plan.

As of June 30, 2002, the Company’s investment in KSJ was approximately$20.5 million.

Collateralized Loan to Former Officer

Upon the retirement of Mr. Irvin Kessler, the former chief executive officer of Deephaven, as of December 31, 2001, the Company entered into a consulting agreement with Mr. Kessler. In order to ensure an orderly transition upon Mr. Kessler’s departure; secure his continued assistance in communicating with Deephaven Fund investors; provide liquidity for his new non-competing business venture; and maintain his continued investment in the Deephaven Fund, the Company agreed to provide Mr. Kessler with a full recourse collateralized loan of $25 million. On June 13, 2002, the Company entered into loan and security documents with Mr. Kessler providing for such a loan. The loan matures on March 31, 2003, callable at the discretion of the Company at any time, such prepayment to be made no later than 120 days after notice to Mr. Kessler of such demand for prepayment.

The Company has no other loans to any current or former officers or directors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at June 30, 2002 was $191.6 million in long positions and $182.9 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $869,000 loss as of June 30, 2002 due to the offset of gains in short positions with losses in long positions.

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

Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, risk reports are distributed to senior management and the firm’s risk managers who incorporate this information in our daily market-making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At June 30, 2002, 10% movements in volatility and stock prices on our entire equity options and equity index options portfolios would have resulted in approximately the following gains (losses) in our options market-making portfolio:

Change in Stock Prices
	-10%	None	+10%
Change in Volatility
+10%	$424,000	$(2.6 million)	$(524,000)
None	2.4 million	—	1.4 million
-10%	4.6 million	3.0 million	3.4 million

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

For working capital purposes, we invest in money market funds, commercial paper, government securities or maintain interest bearing balances in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers and dealers, respectively. These other amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Our Cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily, and are not material to the Company’s overall cash position.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

As a regulated broker-dealer, the Company is subject to extensive and rapidly changing oversight under federal, state and applicable international laws. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company make these changes while continuously endeavoring to comply with many complex laws and rules. Compliance and trading issues, common in the securities industry, and which are reported to the self-regulatory organizations (“SRO”) by customers of our broker-dealer clients, are reviewed in the ordinary course of business by the United States

Securities and Exchange Commission (“SEC”) and NASD, Inc. (“NASD”). In some instances, these issues may rise to the level of a customer legal action, arbitration or an SRO disciplinary action.

From time to time, we and certain of our past and present officers, directors and employees are named as parties to these legal actions, securities arbitrations and administrative claims. We are subject to a number of these actions. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolutions of these claims or actions, individually or in the aggregate, are not material to the Company, nor would they have a material adverse effect on our financial condition or results of operations.

On December 27, 2001, pursuant to an employee arbitration agreement, a former employee of the Company filed an arbitration claim with NASD Dispute Resolution, Inc. seeking damages relating to his employment with KS. The former employee’s central allegation involves his termination; however, he also alleged among other things, damages based on a purported improper trading practice. The claim came to the attention of the SEC and NASD, both of which the Company understands are gathering information concerning the allegation. The Company is cooperating fully in providing such information, and is working closely with the regulators. On June 4, 2002, The Wall Street Journal published an article concerning the aforementioned allegation. Following this article, a number of federal and state class action lawsuits were filed against the Company. These putative class actions appear to be based primarily upon the newspaper article and the allegations in the arbitration claim. The Company has investigated the allegations and believes them to be unfounded and without merit. The Company will vigorously defend itself and has denied the allegations in the arbitration matter, and will do so in the putative class actions. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolutions of these reviews or actions, individually or in the aggregate, are not material to the Company, nor would they have a material adverse effect on our financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 22, 2002 for the purposes of: (i) electing its Board of Directors; (ii) amending the Company’s 1998 Long-Term Incentive Plan to increase the maximum number of shares allowed to be granted to any one participant, including stock options, restricted stock and restricted stock units, in a calendar year from 2,000,000 shares to 6,000,000 shares; and (iii) ratifying the appointment of its independent auditors. The Board of Directors consists of a total of seven people who are elected by the holders of the Company’s Class A Common Stock. The seven people were nominated by the Board of Directors to serve as directors for a term of one year.

The following sets forth the results of the election of directors:

Directors

Name of Nominee	For	%	Withheld	%
Charles V. Doherty	102,129,213	97.56%	2,555,009	2.44%
Robert Greifeld	102,009,183	97.44%	2,675,039	2.56%
Gary G. Griffith	102,137,306	97.57%	2,546,916	2.43%
Robert M. Lazarowitz	102,519,385	97.93%	2,164,837	2.07%
Bruce R. McMaken	101,966,813	97.40%	2,717,409	2.60%
Rodger O. Riney	102,096,988	97.53%	2,587,234	2.47%
Anthony M. Sanfilippo	85,272,034	81.46%	19,408,088	18.54%

No proxies were solicited from the holders of the Class B Common Stock since no such shares are outstanding. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The amendment to the Company’s 1998 Long-Term Incentive Plan to increase the maximum number of shares allowed to be granted to any one participant, including stock options, restricted stock options and restricted stock units, in a calendar year from 2,000,000 to 6,000,000 shares was approved by the Stockholders with 83,436,706 votes FOR (79.70%), 21,116,026 votes AGAINST (20.17%), and 131,490 votes ABSTAINED (0.13%). Under applicable law, abstentions are counted as votes against this proposal.

The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2002 was approved by the stockholders with 101,980,317 votes FOR (97.42%), 2,621,530 votes AGAINST (2.50%), and 82,375 (0.08%) votes ABSTAINED. Under applicable law, abstentions are counted as votes against this proposal.

Further information regarding these matters is contained in the Company’s Proxy Statement dated April 25, 2002.

Item 5.    Other Information

On June 27, 2002, the Company announced the hiring of John H. Bluher as Executive Vice President, General Counsel and Director of Risk Management.

On July 15, 2002, the Company announced the hiring of Glenn T. Callen as Senior Vice President and Head of Cash Equity Trading.

On August 1, 2002, the Company announced the hiring of Stephen J. Ashekian as Senior Vice President of Institutional Sales and Head of Boston Office.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Exhibit

10.01	Employment Agreement, dated as of May 30, 2002, between Thomas M. Joyce and Knight Trading Group, Inc.

10.02	Employment Agreement, dated as of March 29, 2002, between Anthony Sanfilippo and Knight Trading Group, Inc.

99.01	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On May 21, 2002, the Company filed a current report on Form 8-K to report that effective May 14, 2002, Walter Raquet, a Director, Executive Vice President and co-Founder of the Company retired from his officer and director positions at the Company.

On May 31, 2002, the Company filed a current report on Form 8-K to report that the Board of Directors had unanimously elected Thomas M. Joyce as Chief Executive Officer and President of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto until duly authorized.

KNIGHT TRADING GROUP, INC.

/s/ ROBERT I. TURNER

By: Title:	Robert I. Turner Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date:    August 14, 2002

INDEX TO EXHIBITS

Filed with Knight Trading Group, Inc.
Report on Form 10-Q for the Quarter Ended June 30, 2002

Exhibit No.

10.01	Employment Agreement, dated as of May 30, 2002, between Thomas M. Joyce and Knight Trading Group, Inc.

10.02	Employment Agreement, dated as of March 29, 2002, between Anthony Sanfilippo and Knight Trading Group, Inc.

99.01	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002