Form 10-Q
period 2002-09-30
KNIGHT TRADING GROUP INC
filed 2002-11-12
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

At November 11, 2002 the number of shares outstanding of the registrant’s Class A common stock was 118,217,520 and there were no shares outstanding of the registrant’s Class B common stock.

KNIGHT TRADING GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Revenues
Net trading revenue	$98,543,539	$103,035,435	$322,627,162	$425,520,038
Commissions and fees	9,882,307	9,687,678	30,899,776	36,626,037
Asset management fees	6,053,433	10,470,648	20,030,936	31,778,906
Interest and dividends, net	1,674,690	6,599,050	4,301,728	20,616,938
Investment income and other	3,888,307	1,142,097	7,449,742	7,846,621

Total revenues	120,042,276	130,934,908	385,309,344	522,388,540

Expenses
Employee compensation and benefits	48,259,187	53,636,003	164,220,041	191,969,605
Execution and clearance fees	30,227,850	26,645,135	88,171,506	86,790,180
Payments for order flow	14,514,242	14,413,046	50,557,586	64,331,781
Communications and data processing	8,649,621	13,236,478	29,378,131	39,464,320
Depreciation and amortization	9,153,613	10,620,019	28,547,195	31,210,749
Occupancy and equipment rentals	5,637,167	4,143,809	19,804,364	13,740,835
Professional fees	3,597,717	3,681,321	13,467,136	12,845,127
Business development	1,326,663	2,392,246	5,734,099	9,866,475
International charges	277,197	—	32,233,561	—
Writedown of assets and lease loss accrual	1,395,834	6,624,056	10,456,782	18,195,569
Other	3,221,048	5,658,935	10,514,874	15,873,113

Total expenses	126,260,139	141,051,048	453,085,275	484,287,754

(Loss)/income before income taxes and minority interest	(6,217,863)	(10,116,140)	(67,775,931)	38,100,786
Income tax (benefit)/expense	(1,806,119)	(1,129,322)	(19,819,889)	20,409,297

(Loss)/income before minority interest	(4,411,744)	(8,986,818)	(47,956,042)	17,691,489
Minority interest in losses of consolidated subsidiaries	981,078	3,310,974	8,302,904	7,353,134

Net (loss)/income	$(3,430,666)	$(5,675,844)	$(39,653,138)	$25,044,623

Basic earnings per share	$(0.03)	$(0.05)	$(0.33)	$0.20

Diluted earnings per share	$(0.03)	$(0.05)	$(0.33)	$0.20

Shares used in basic earnings per share calculations	118,316,798	123,998,269	121,658,913	123,711,607

Shares used in diluted earnings per share calculations	118,316,798	123,998,269	121,658,913	125,845,652

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$340,014,104	$361,294,311
Securities owned, held at clearing broker, at market value	1,971,936,075	1,754,482,505
Receivable from brokers and dealers	641,291,035	820,103,479
Investment in Deephaven sponsored fund	154,485,281	50,919,198
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	63,972,669	90,125,704
Income taxes receivable	28,087,003	—
Strategic investments	23,373,223	41,746,399
Intangible assets, less accumulated amortization	32,502,383	34,363,040
Goodwill	17,536,945	17,536,945
Other assets	64,253,214	56,115,374

Total assets	$3,337,451,932	$3,226,686,955

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$2,399,928,159	$2,039,355,967
Payable to brokers and dealers	72,762,855	227,526,691
Accrued compensation expense	42,165,124	65,121,718
Accounts payable, accrued expenses and other liabilities	45,103,511	39,777,346

Total liabilities	2,559,959,649	2,371,781,722

Minority interest in consolidated subsidiaries	12,519,024	20,648,809

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 124,705,287 shares issued and 118,346,892 shares outstanding at September 30, 2002 and 124,158,570 shares issued and outstanding at December 31, 2001	1,247,053	1,241,586
Additional paid-in capital	340,173,801	335,796,119
Retained earnings	464,187,774	504,472,861
Treasury stock, at cost; 6,358,395 shares at September 30, 2002 and 0 shares at December 31, 2001	(32,805,423)	—
Unamortized stock-based compensation	(4,107,027)	(672,763)
Accumulated other comprehensive income (loss)—foreign currency translation adjustments, net of tax and minority interest	(3,722,919)	(6,581,379)

Total stockholders’ equity	764,973,259	834,256,424

Total liabilities and stockholders’ equity	$3,337,451,932	$3,226,686,955

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities
Net (loss)/income	$(39,653,138)	$25,044,623
Adjustments to reconcile net (loss)/income to net cash provided by operating activities
International charges	32,233,561	—
Depreciation and amortization	28,547,195	31,210,749
Writedown of assets and lease loss accrual	10,456,782	18,195,569
Minority interest in losses of consolidated subsidiaries	(7,190,754)	(8,254,438)
Stock based compensation	1,013,372	104,535
Income tax credit from stock options exercised	98,645	2,468,299
(Increase) decrease in operating assets
Securities owned	(217,453,570)	146,312,193
Receivable from brokers and dealers	176,812,444	(715,166,612)
Income taxes receivable	(28,087,003)	—
Other assets	(12,628,265)	(4,888,663)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	360,572,192	482,447,951
Payable to brokers and dealers	(154,763,836)	75,588,546
Accrued compensation expense	(22,956,595)	(8,369,261)
Accounts payable, accrued expenses and other liabilities	(849,700)	(17,663,918)

Net cash provided by operating activities	126,151,330	27,029,573

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(11,940,246)	(43,049,780)
Investment in Deephaven sponsored fund	(103,566,083)	(37,864,900)
Strategic investments	2,614,328	(7,312,491)

Net cash used in investing activities	(112,892,001)	(88,227,171)

Cash flows from financing activities
Stock options exercised	411,188	4,860,735
Purchase of treasury shares	(34,950,724)	—
Capital contributions from minority owners	—	29,600,000

Net cash (used in) provided by financing activities	(34,539,536)	34,460,735

Decrease in cash and cash equivalents	(21,280,207)	(26,736,863)
Cash and cash equivalents at beginning of period	361,294,311	364,057,534

Cash and cash equivalents at end of period	$340,014,104	$337,320,671

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,020,811	$19,078,954

Cash paid for income taxes	$11,962,312	$34,021,910

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
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

International Subsidiaries

•
Knight Roundtable Europe (“KREL”), which wholly owns Knight Securities International, Ltd. (“KSIL”), a U.K. registered broker-dealer, provides agency execution services for European investors in European and U.S. equities. The Company also provided market-making services in U.K. equity securities, however, this service was discontinued effective October 15, 2002. The Company owns an approximate 85% interest in KREL.

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

2.    Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current year presentation.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Market-making activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities and listed options contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to broker-dealers and institutions for directing their order executions to the Company. The Company records interest income net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Interest expense for the three months ended September 30, 2002 and 2001 was $4,254,903 and $6,882,170, respectively. Interest expense for the nine months ended September 30, 2002 and 2001 was $12,468,582 and $18,766,087, respectively.

Asset management fees

The Company earns asset management fees for sponsoring and managing the investments of the Deephaven Market Neutral Master Fund (the “Deephaven Fund”). Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Fund’s monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six-month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Fund exceeds the greater of either the highest previous net asset value in the Deephaven Fund, or the net asset value at the time each investor made his purchase. If the Deephaven Fund recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis.

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

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign currencies

The functional currencies of the Company’s consolidated foreign subsidiaries are the U.S. dollar and the Japanese Yen. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. The foreign exchange gains and losses resulting from the translation of financial statements of a subsidiary whose functional currency is not the U.S. dollar are included as a separate component of Stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in Investment income and other.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation, amortization and occupancy

Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the life of the related office lease or the expected useful life of the assets. The Company records rent expense on a straight-line basis over the life of the lease. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service.

Writedown of fixed assets

Writedowns of fixed assets are recognized when it is determined that the fixed assets are no longer actively used or are determined to be impaired. The amount of the impairment writedown is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a quarterly basis.

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

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the fair values of the options granted to employees.

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

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and Securities sold, not yet purchased consist of the following:

	September 30, 2002	December 31, 2001
Securities owned:
Options	$1,319,952,979	$907,988,169
Equities	638,487,762	734,638,954
U.S. government obligations	13,495,334	18,380,407
Convertible bonds	—	93,474,975

	$1,971,936,075	$1,754,482,505

Securities sold, not yet purchased:
Options	$1,480,045,332	$1,019,052,935
Equities	919,882,827	998,438,044
Convertible bonds	—	21,864,988

	$2,399,928,159	$2,039,355,967

4.    Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following:

	September 30, 2002	December 31, 2001
Receivable:
Clearing brokers	$633,919,690	$701,748,826
Securities borrowed	2,471,322	110,268,570
Securities failed to deliver	2,456,485	6,007,502
Other	2,443,538	2,078,581

	$641,291,035	$820,103,479

Payable:
Clearing brokers	$70,493,672	$133,253,448
Securities loaned	—	81,325,484
Securities failed to receive	2,269,183	12,947,759

	$72,762,855	$227,526,691

5.    Goodwill and Intangible Assets

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to, a business combination. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer being amortized, but are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. In June 2002, we tested for the impairment of goodwill, all of which is attributable to our securities market-making business segment, and concluded that there was no impairment of goodwill.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill is net of accumulated amortization of $22,486,397 through December 31, 2001. The following table sets forth reported net earnings and EPS adjusted to exclude goodwill amortization expense recorded in 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net (loss)/income, as reported	$(3,430,666)	$(5,675,844)	$(39,653,138)	$25,044,623
Net (loss)/income, as adjusted	(3,430,666)	(4,719,276)	(39,653,138)	27,917,940
EPS, as reported
Basic	$(0.03)	$(0.05)	$(0.33)	$0.20
Diluted	$(0.03)	$(0.05)	$(0.33)	$0.20
EPS, as adjusted
Basic	$(0.03)	$(0.04)	$(0.33)	$0.23
Diluted	$(0.03)	$(0.04)	$(0.33)	$0.22

At September 30, 2002, the Company has intangible assets, all of which are attributable to our securities market-making business segment, with a gross carrying amount of $37,240,877 and accumulated amortization of $4,738,494, which resulted from the purchase of various options related businesses. Intangible assets deemed to have definite lives are being amortized over their useful lives, which have been determined to be 15 years. During the quarter and nine months ended September 30, 2002, the Company recorded amortization expense relating to these intangible assets of $620,682 and $1,862,046, respectively. The estimated amortization expense relating to the intangible assets for each of the five succeeding years approximates $2.5 million.

6.    Investment in Deephaven Sponsored Fund and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Fund, which engages in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Fund are carried at market value. Of the $1.2 billion of assets under management in the Deephaven Fund as of September 30, 2002, the Company had an investment of $154.5 million. In addition, certain officers, directors and employees of the Company have invested approximately $50.3 million in the Deephaven Fund, in the aggregate, as of September 30, 2002.

During the three months ended September 30, 2002, the Company recognized a $1.1 million gain on the sale of its investment in BRUT, Inc. Strategic investments, which include Nasdaq and other financial services-related companies, are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

7.    Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total U.S. equity shares traded by the Company during the period. One customer accounted for 22.0% and 17.7% of the Company’s total U.S. equity shares traded during the third quarter and first nine months of 2002, respectively. Rebates paid to this firm for U.S. equity and U.S. options contract order flow amounted to $4.0 million and $12.0 million during the third quarter and first nine months of 2002, respectively.

8.    International Charges

During the third quarter of 2002, the Company incurred a charge of $277,000 related to the writedown of our remaining Nasdaq Japan investment.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional charges for the nine months ended September 30, 2002 were $32.0 million. The charges consisted of $13.1 million related to the writedown of our investment in Nasdaq Europe, $3.6 million related to the initial writedown of our investment in Nasdaq Japan, $5.9 million related to fixed assets that are no longer actively used, $4.7 million related to contract terminations, $3.8 million related to costs associated with excess real estate capacity and $900,000 related to other charges.

Effective October 15, 2002, the Company discontinued its U.K. market-making operations. The Company expects that it will incur severance and other charges relating to this closure of up to $0.05 per share in the fourth quarter of 2002.

9.    Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual for the three months ended September 30, 2002 was $1.4 million. The writedown primarily consists of $1.1 million related to fixed assets that are no longer actively used and $254,000 related to a writedown of an impaired strategic investment. Additional writedowns included in the nine months ended September 30, 2002 consist of $3.1 million related to costs associated with excess real estate capacity, $2.5 million related to an impaired strategic investment, $2.7 million related to fixed assets that are no longer actively used and $735,000 related to a writedown of exchange seats.

Writedowns included in the three months ended September 30, 2001 include $6.6 million related to costs associated with excess real estate capacity. Additional writedowns included in the nine months ended September 30, 2001 consists of $10.0 million related to the writedown of an impaired strategic investment and $1.6 million related to the writedown of exchange seats.

10.    Commitments and Contingent Liabilities

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company.

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was as follows:

For the three months ended September 30, 2002	$3,419,917
For the three months ended September 30, 2001	1,852,943
For the nine months ended September 30, 2002	12,230,464
For the nine months ended September 30, 2001	6,767,452

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of September 30, 2002, future minimum rental commitments under all noncancelable office leases, and computer and equipment leases, guaranteed employment contracts longer than one year and other commitments (“Other Obligations”) were as follows:

	Office Leases	Other Obligations	Total
Three months ending December 31, 2002	$4,240,802	$8,881,139	$13,121,941
Year ending December 31, 2003	16,069,201	22,850,577	38,919,778
Year ending December 31, 2004	13,575,235	10,582,203	24,157,438
Year ending December 31, 2005	12,295,645	124,185	12,419,830
Year ending December 31, 2006	9,701,377	—	9,701,377
Thereafter through October 31, 2021	133,875,423	—	133,875,423

	$189,757,683	$42,438,104	$232,195,787

During the normal course of business, the Company collaterizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of September 30, 2002, the Company has provided an $11.0 million letter of credit as a guarantee for one of the Company’s lease obligations. In addition, the Company has agreed to provide letters of credit or maintain escrow accounts, if requested, to collateralize employment contracts in an aggregate amount of approximately $10.1 million. As of September 30, 2002 the Company has $3.7 million in an escrow account to collateralize such obligations.

The Company has an agreement, in principle, with one of its subsidiaries’ clearing brokers, obligating the Company to generate and pay clearing fees totalling a minimum of $12.0 million during an eighteen month period from the commencement of clearing services, which is expected to commence within the next six months.

11.    Comprehensive Income/(Loss)

Comprehensive income/(loss) includes net income/(loss) and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income/(loss) is as follows:

	Three months September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net (loss)/income	$(3,430,666)	$(5,675,844)	$(39,653,138)	$25,044,623
Foreign currency translation adjustment, net of tax	(293,028)	1,477,378	2,858,460	(1,525,575)

Total comprehensive (loss)/income, net of tax	$(3,723,694)	$(4,198,466)	$(36,794,678)	$23,519,048

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

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2002 and 2001:

	For the three months ended September 30,
	2002		2001
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Loss and shares used in basic calculations	$(3,430,666)	118,316,798	$(5,675,844)	123,998,269
Effect of dilutive stock based awards	—	—	—	—

Loss and shares used in diluted calculations	$(3,430,666)	118,316,798	$(5,675,844)	123,998,269

Basic earnings per share		$(0.03)		$(0.05)

Diluted earnings per share		$(0.03)		$(0.05)

	For the nine months ended September 30,
	2002		2001
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
(Loss)/income and shares used in basic calculations	$(39,653,138)	121,658,913	$25,044,623	123,711,607
Effect of dilutive stock based awards	—	—	—	2,134,045

(Loss)/income and shares used in diluted calculations	$(39,653,138)	121,658,913	$25,044,623	125,845,652

Basic earnings per share		$(0.33)		$0.20

Diluted earnings per share		$(0.33)		$0.20

For the three months ended September 30, 2002 and 2001, 773,635 and 1,170,559 shares of common stock equivalents, respectively, were not included in the calculation of weighted average shares for diluted EPS. For the nine months ended September 30, 2002, 844,955 shares of common stock equivalents were not included in the calculation of weighted average shares for diluted EPS. The common stock equivalents were not included because the Company incurred losses during the periods and the effect of their inclusion would be anti-dilutive.

13.    Stock-Based Compensation

The Company established the Knight/Trimark Group, Inc. 1998 Long Term Incentive Plan and the Knight/Trimark Group, Inc. 1998 Nonemployee Director Stock Option Plan (together, the “Plans”) to provide long-term incentive compensation to selected employees and directors of Knight Trading Group and its subsidiaries. The Plans are administered by the compensation committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units, as defined by the Plans.

It is the Company’s policy to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options and restricted stock awards generally vest over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the agreements. The Company has the right to fully vest employees in their option grants and restricted stock awards upon retirement.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company issued 415,756 restricted shares, outside of the Plans, from treasury stock during the third quarter of 2002 as stock-based compensation. Such grants were made at fair market value and with terms consistent with the Plans.

The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees. The unamortized portion of the restricted shares is recognized as compensation expense over the vesting period. Compensation expense related to grants of restricted stock for the three months ended September 30, 2002 and 2001 was $557,976 and $72,577, respectively. Compensation expense for the nine months ended September 30, 2002 was $1,013,372 and $104,535, respectively.

14.    Net Capital Requirements

KS, KCM, KFP and KEP are registered as broker-dealers with the Securities and Exchange Commission (“SEC”), and are subject to the SEC’s Uniform Net Capital Rule which requires the maintenance of minimum net capital. Additionally, KS and KCM are members of the National Association of Securities Dealers, Inc. (“NASD”), and KFP and KEP are members of the Chicago Board Options Exchange, the American Stock Exchange, the Pacific Exchange, the Philadelphia Stock Exchange and the International Stock Exchange. KFP is also a member of the Chicago Board of Trade and the Chicago Mercantile Exchange. KSIL and KSJ are subject to regulatory requirements in the countries in which they operate, including the requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan. As of September 30, 2002, the Company was in compliance with these capital adequacy requirements.

The following table sets forth our net capital levels and requirements for our broker-dealer subsidiaries at September 30, 2002 (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KS	$175.3	$2.3	$173.0
KFP	36.7	0.2	36.5
KCM	30.1	1.0	29.1
KEP	2.0	0.2	1.8
KSIL	7.5	3.1	4.4
KSJ*	23.6	2.8	20.8

*	Amounts for KSJ were translated from Japanese Yen to the U.S. dollar using the September 30, 2002 exchange rate.

15.    Business Segments

The Company has two reportable business segments: securities market-making and asset management. Securities market-making includes two reporting units, domestic and international. Domestic securities market-making primarily represents market-making in U.S. equity securities listed on Nasdaq, on the OTCBB of the NASD, in the Nasdaq Intermarket and in U.S. options on individual equities, equity indices and fixed income futures instruments. International securities market-making includes market-making in equities in Europe and Japan and in options in Europe and Australia. Options market-making in Europe and Australia was discontinued during the second quarter of 2002. Equities market-making in Europe was discontinued effective October 15, 2002. The asset management segment consists of investment management and sponsorship of the Deephaven Fund.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net revenues, (loss)/income before income taxes and minority interest and assets by segment are summarized below:

	Domestic Market- Making[1,3]	International Market- Making[2]	Total Market- Making	Asset Management[3]	Eliminations[4]	Consolidated Total
For the three months ended September 30, 2002:
Revenues	$112,166,606	$3,968,030	$116,134,636	$6,471,371	$(2,563,731)	$120,042,276
(Loss)/income before income taxes and minority interest	(3,579,742)	(3,982,805)	(7,562,547)	1,344,684	—	(6,217,863)
Total assets	3,184,002,836	131,350,762	3,315,353,598	22,098,334	—	3,337,451,932
For the three months ended September 30, 2001:
Revenues	$118,785,385	$1,369,365	$120,154,750	$12,781,199	$(2,001,041)	$130,934,908
(Loss)/income before income taxes and minority interest	(1,058,363)	(17,441,917)	(18,500,280)	8,384,140	—	(10,116,140)
Total assets	2,555,235,780	488,828,207	3,044,063,987	67,111,859	—	3,111,175,846
For the nine months ended September 30, 2002:
Revenues	$356,645,413	$12,899,923	$369,545,336	$23,350,162	$(7,586,154)	$385,309,344
(Loss)/income before income taxes and minority interest	(16,554,776)	(54,510,961)	(71,065,737)	3,289,806	—	(67,775,931)
Total assets	3,184,002,836	131,350,762	3,315,353,598	22,098,334	—	3,337,451,932
For the nine months ended September 30, 2001:
Revenues	$480,435,393	$10,550,129	$490,985,522	$36,997,739	$(5,594,721)	$522,388,540
Income/(loss) before income taxes and minority interest	61,619,195	(46,711,111)	14,908,084	23,192,702	—	38,100,786
Total assets	2,555,235,780	488,828,207	3,044,063,987	67,111,859	—	3,111,175,846

(1)
Losses before income taxes and minority interest for the three and nine months ended September 30, 2002 include $1.4 million and $10.5 million, respectively, in writedowns of assets and lease loss accruals described in footnote 9. The pre-tax numbers for the three and nine months ended September 30, 2001 include $6.6 million and $18.2 million, respectively, related to the writedown of assets described in footnote 9.

(2)
Losses before income taxes and minority interest for the three and nine months ended September 30, 2002 include $277,000 and $32.2 million, respectively, in international charges described in footnote 8.

(3)
At September 30, 2002, the Company had invested $154.5 million in the Deephaven Fund, of which $143.2 million was made by the parent company, and included in the assets of the domestic market-making reporting unit, and $11.3 million was made by Deephaven, and included in the assets of the asset management segment. Revenues generated by the Deephaven Fund investments made by domestic market-making and asset management for the three months ended September 30, 2002 were $1.6 million and $110,000, respectively, and $3.1 million and $1.5 million, respectively, for the nine month period ended September 30, 2002.

At September 30, 2001, the Company had invested $50.5 million in the Deephaven Fund, all of which was made within the asset management segment. Revenues generated by the investment for the three and nine months ended September 30, 2001 were $2.0 million and $4.5 million, respectively.
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

Overview

We are a leading market maker in equity securities and in options on individual equities, equity indices and fixed income futures instruments. Additionally, we maintain an asset management business for institutions and high net worth individuals. Our principal operating subsidiaries are:

•
Knight Securities (“KS”): KS is one of the largest market makers operating in Nasdaq. KS’s U.S. equity share volume totaled 41.4 billion and 26.4 billion, or 80% and 84% of our total U.S. equity share volume, for the three months ended September 30, 2002 and 2001, respectively.

•
Knight Capital Markets (“KCM”): Through KCM, we are one of the largest market makers in the Nasdaq Intermarket, the over-the-counter market for all NYSE and AMEX listed equity securities. KCM’s U.S. equity share volume totaled 10.1 billion and 5.0 billion, or 20% and 16% of our total U.S. equity share volume for the three months ended September 30, 2002 and 2001, respectively.

•
Knight Financial Products (“KFP”): Through KFP, we operate as a market maker in listed options on individual equities, equity indices and fixed income futures instruments in the U.S. KFP’s U.S. option contract volume amounted to 13.5 million and 8.7 million for the three months ended September 30, 2002 and 2001, respectively. KFP’s international options market-making businesses in the U.K. and Australia were discontinued during the second quarter of 2002.

•	Knight Execution Partners (“KEP”): KEP operates a professional execution services business in options and equities.

•
Deephaven Capital Management (“Deephaven”): Through Deephaven, we perform investment management services and sponsor a private investment fund for institutions and high net worth individuals. Deephaven’s assets under management totaled approximately $1.2 billion at September 30, 2002. Included in this balance is an investment of approximately $154.5 million held by the Company and approximately $50.3 million of investments held by certain officers, directors and employees of the Company.

•
Knight Roundtable Europe, Ltd. (“KREL”): Through KREL, and its U.K. broker-dealer, Knight Securities International Ltd. (“KSIL”), we provide agency execution services for European investors in European and U.S. equities. The Company also provided market-making services in U.K. equity securities, however, this service was discontinued effective October 15, 2002. Our majority interest in KREL is approximately 85%. The remaining 15% is owned by 21 European and U.S. broker-dealers and banks.

•
Knight Securities Japan (“KSJ”): Through KSJ, we operate as a market maker in equity securities in Japan. We own a majority interest of 60% of the business of KSJ. The remaining 40% is owned by Nikko Cordial Group. For additional discussion related to KSJ, see section entitled “Knight Securities Japan” in this Section.

We have two reportable business segments: securities market-making and asset management. Securities market-making primarily includes the operations of KS, KCM, KFP, KEP, KSIL and KSJ. The asset management segment includes the operations of Deephaven.

Certain Factors Affecting Results of Operations

Our results of operations may be materially affected by market fluctuations, regulatory changes and by economic factors. We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results due to a variety of factors, including, but not limited to, the value of our securities positions, the volume of our market-making activities, the dollar value of securities traded, volatility in the securities markets, our ability to manage personnel and expenses, our ability to manage our client base, the amount of revenue derived from limit orders as a percentage of net trading revenues, the amount of and volatility in the results of our statistical arbitrage and program trading portfolios, changes in payments for order flow and clearing costs, the addition or loss of sales and trading professionals, legislative, legal and regulatory changes, the amount and timing of capital expenditures and divestitures, the incurrence of costs associated with acquisitions and dispositions, investor sentiment, technological changes and events, competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation to, increases in our market share and revenue capture in our market-making activities. If demand for our market-making services declines and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

Trends

We believe that our business is currently, or may be, impacted by several trends that may affect our financial condition and results of operations. First, the effects of decimalization, including declining spreads, has resulted in a significant decline in revenue per share in our equities market-making business. Second, decimalization has triggered an industry shift from market makers trading OTC equities solely as principal to executing trades on a riskless principal or agency basis with institutions paying commissions or commission-equivalents, as declining spreads reduce profits for principal equity trading firms and as firms become more risk-averse in their capital commitments. Third, non-traditional trading venues, such as electronic communications networks (“ECNs”) and other alternative trading systems now account for a significant amount of Nasdaq trading volume. Also, direct access trading solutions and application service providers are growing in popularity. Fourth, program trading now represents a growing portion of U.S. equity transactions. Finally, the effects of decimalization and market conditions have resulted in consolidation in the equities and options market-making industries. We expect these trends to continue.

Market Conditions

Market conditions thus far in 2002 have continued the downward trend experienced in the prior year. At September 30, 2002, the Nasdaq Composite Index was down 40% from December 31, 2001 and down 22% from September 30, 2001. Similarly, the DJIA was down 24% and 14% from December 31, 2001 and September 30, 2001, respectively, and the S&P 500 was down 29% and 22% from December 31, 2001 and September 30, 2001, respectively.

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

Securities transactions with clients are executed as principal or agent. Profits and losses on principal or riskless principal transactions are included within net trading revenue, and fees earned on agency transactions are included within commissions and fees. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities, changes in commission rates as well as by changes in fees earned for directing trades to certain destinations for execution.

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

Expenses

Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. A substantial portion of these expenses vary in proportion to our trading revenue and volume. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees. Payments for order flow fluctuate based on U.S. equity share and option volume, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, option contract volume, the mix of trades of OTC securities compared to listed securities, clearance fees charged by clearing brokers and fees paid to access ECNs.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation and benefits paid to market-making and sales personnel based on their individual performance, and incentive compensation paid to other employees based on our overall profitability. At September 30, 2002, approximately 65% of our employees were directly involved in market-making, sales or customer service activities. Compensation for employees engaged in market-making and sales activities is determined primarily based on a percentage of gross trading profits net of expenses including payments for order flow, execution and clearance costs and overhead allocations (“net profitability”). Employee compensation and benefits will, therefore, be affected by changes in payments for order flow, execution and clearance costs and the overhead costs we allocate to employees engaged in market-making and sales activities. Effective November 2002, the compensation model for our market-making personnel will change to a salary and discretionary bonus structure. Our sales force will continue to be compensated based on a percentage of net profitability.

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

The writedown of assets and lease loss accrual related to our domestic businesses consists of losses related to excess real estate, fixed assets that are no longer actively used, permanent impairments to strategic investments and exchange seats.

Other expenses primarily consist of administrative expenses and other operating costs such as recruitment fees, regulatory fees and general office expenses.

Results of Operations

Three Months Ended September 30, 2002 and 2001

The net loss for the three months ended September 30, 2002 was $3.4 million, compared to a net loss of $5.7 million for the comparable period in 2001. Revenues decreased 8.3% to $120.0 million for the three months ended September 30, 2002 from $130.9 million for the comparable period in 2001, primarily related to decreased average revenue capture per U.S. equity share and U.S. option contract as well as lower fund returns.

Expenses decreased 10.5% to $126.3 million for the three months ended September 30, 2002, from $141.1 million for the comparable period in 2001. Our expenses for the three months ended September 30, 2002 and 2001 included $1.7 million and $6.6 million, respectively, in international charges, writedowns of assets and lease loss accruals. Excluding these charges, expenses decreased 7.3% to $124.6 million for the three months ended September 30, 2002, from $134.4 million for the comparable period in 2001. This decrease was primarily related to lower employee compensation and benefits expense and communications and data processing expense due to lower headcount.

Revenues

	For the three months ended September 30,
	2002	2001	Change	% of Change
Equity market-making trading revenues (millions)	$68.8	$65.7	$3.1	4.8%
Options market-making trading revenues (millions)	29.7	37.4	(7.7)	(20.5)%

Total trading revenues (millions)	$98.5	$103.1	$(4.6)	(4.4)%
U.S. equity shares traded (billions)	51.5	31.4	20.1	64.0%
U.S. equity trades executed (millions)	31.1	24.4	6.7	27.4%
U.S. option contracts (millions)	13.5	8.7	4.8	55.2%
Revenue capture per U.S. equity share ($)	0.0013	0.0022	(0.0009)	(40.9)%
Revenue capture per U.S. option contract ($)	2.21	4.25	(2.04)	(48.0)%
% of Bulletin Board equity shares of total U.S. equity shares	53.5%	54.6%	(1.1)%	(2.0)%

Net trading revenue from equity security market-making, which is almost entirely comprised of revenues from U.S. equity market-making, increased 4.8% to $68.8 million for the three months ended September 30, 2002, from $65.7 million for the comparable period in 2001. This change was primarily due to an increase in U.S. equity share volume, offset by a decrease in average revenue capture per U.S. equity share. Average revenue capture per U.S. equity share has continued to be impacted by a reduction in spreads due to decimalization. In addition, revenue capture per U.S. equity share was further impacted by a reduction in the average market price of shares traded due to the high share volume of low priced Bulletin Board and Pink Sheet stocks, which have a lower revenue capture per share opportunity. Equity security market-making was not profitable during the third quarter of 2002.

Net trading revenue from options market-making decreased 20.5% to $29.7 million for the three months ended September 30, 2002 from $37.4 million for the comparable period in 2001. The decrease in options market-making net trading revenue was due to the decrease in revenue capture per U.S. option contract, offset by an increase in U.S. option contracts executed. U.S. option contract volume increased, in part, due to KFP’s purchases of additional exchange posts during 2001, which increased our overall options market-making coverage.

Commissions and fees increased slightly to $9.9 million for the three months ended September 30, 2002, from $9.7 million for the comparable period in 2001. This increase is primarily due to increased volume in our options order routing activities.

Asset management fees decreased 42.2% to $6.1 million for the three months ended September 30, 2002, from $10.5 million for the comparable period in 2001. The decrease in fees was primarily due to a decrease in fund returns from 2.6% for the third quarter of 2001 to 1.1% for the third quarter of 2002.

Interest income, net decreased 74.6% to $1.7 million for the three months ended September 30, 2002, from $6.6 million for the comparable period in 2001. This decrease was primarily due to lower cash balances held at our clearing brokers due to changes in the composition of our market-making positions, increases in our investment in the Deephaven Fund, and lower interest rates.

Investment income and other income increased 240.5% to $3.9 million for the three months ended September 30, 2002, from $1.1 million for the comparable period in 2001. This increase was related to a $1.1 million gain from the sale of its investment in BRUT, Inc. and increases in income from other strategic investments.

Expenses

Employee compensation and benefits expense decreased 10.0% to $48.3 million for the three months ended September 30, 2002, from $53.6 million for the comparable period in 2001. The decrease was primarily due to changes in incentive compensation and other compensation accruals as a result of a decrease in gross trading profits, margins and headcount offset, in part, by increased severance costs. Incentive compensation is adjusted on a quarterly basis by senior management based on changes in profitability, changes in key personnel, retention risks and other factors. Due to the decrease in revenues and our profitability, headcount was reduced during 2001 and 2002. Our number of full time employees decreased to 1,034 at September 30, 2002, from 1,377 full time employees at September 30, 2001. As a result of these headcount reductions, severance costs increased to $2.4 million in the three months ended September 30, 2002, from $1.5 million for the comparable period in 2001.

Execution and clearance fees increased 13.4% to $30.2 million for the three months ended September 30, 2002, from $26.6 million for the comparable period in 2001. The increase is primarily related to the increase in U.S. equity trades and shares and U.S. options contracts executed.

Payments for order flow increased slightly to $14.5 million for the three months ended September 30, 2002, from $14.4 million for the comparable period in 2001. The small increase was primarily due to the increases in our U.S. equity share volumes, offset by reductions in our payment for order flow rates. We changed our payment for order flow policy in the second quarters of 2001 and 2002.

Communications and data processing expense decreased 34.7% to $8.6 million for the three months ended September 30, 2002, from $13.2 million for the comparable period in 2001. This decrease was generally attributable to a decrease in headcount and related technology costs and the reduction in our European operations.

Depreciation and amortization expense decreased 13.8% to $9.2 million for the three months ended September 30, 2002, from $10.6 million for the comparable period in 2001. This decrease was primarily due to the adoption of SFAS No. 142. The adoption of this statement decreased amortization expense by approximately $1.6 million in the third quarter 2002, compared to the third quarter 2001. The decrease was partially offset by the effect of the purchase of approximately $19.5 million of additional fixed assets and leasehold improvements between October 1, 2001 and September 30, 2002.

Occupancy and equipment rentals expense increased 36.0% to $5.6 million for the three months ended September 30, 2002, from $4.1 million for the comparable period in 2001. This increase was primarily attributable to additional leased office space in Jersey City, NJ, which is currently unoccupied.

Professional fees, Business development and Other expenses decreased 2.3%, 44.5% and 43.1%, respectively, for the three months ended September 30, 2002 compared to the prior period. The primary reason for the decreases was the result of lower consulting and legal fees, travel and entertainment and administrative costs.

International charges were $277,000 for the three months ended September 30, 2002. The charge is related to the writedown of our remaining investment in Nasdaq Japan.

During the three months ended September 30, 2002, charges of $1.4 million were incurred relating to our domestic businesses. The charges consist of $1.1 million related to fixed assets that are no longer actively used and $254,000 related to a impairment of a strategic investment.

Our effective tax rates of 29.0% and 11.2% for the three months ended September 30, 2002 and 2001, respectively, differ from the federal statutory rate of 35% due primarily to state income taxes, non-deductible foreign losses and the amortization of goodwill for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 and 2001

The net loss for the nine months ended September 30, 2002 was $39.7 million, compared to net income of $25.0 million for the comparable period in 2001. Revenues decreased 26.2% to $385.3 million for the nine months ended September 30, 2002 from $522.4 million for the comparable period in 2001, primarily related to decreased average revenue capture per U.S. equity share and U.S. option contract as well as lower fund returns.

Expenses decreased 6.4% to $453.1 million for the nine months ended September 30, 2002, from $484.3 million for the comparable period in 2001. Our expenses for the nine months ended September 30, 2002 and 2001 included $42.7 million and $18.2 million, respectively, in international charges, writedowns of assets and lease loss accruals. Excluding these charges, expenses decreased 11.9% to $410.4 million for the nine months ended September 30, 2002, from $466.1 million for the comparable period in 2001. This decrease was primarily related to lower employee compensation and benefits and communications and data processing expenses due to lower headcount.

Revenues

	For the nine months ended September 30,
	2002	2001	Change	% of Change
Equity market-making trading revenues (millions)	$238.3	$319.5	$(81.2)	(25.4)%
Options market-making trading revenues (millions)	84.3	106.0	(21.7)	(20.4)%

Total trading revenues (millions)	$322.6	$425.5	$(102.9)	(24.2)%
U.S. equity shares traded (billions)	138.8	91.9	46.9	51.0%
U.S. equity trades executed (millions)	89.0	86.4	2.6	3.1%
U.S. option contracts (millions)	36.9	27.6	9.3	33.8%
Revenue capture per U.S. equity share ($)	0.0017	0.0035	(0.0018)	(51.4)%
Revenue capture per U.S. option contract ($)	2.26	3.74	(1.48)	(39.6)%
% of Bulletin Board equity shares of total U.S. equity shares	53.0%	46.8%	6.2%	13.2%

Net trading revenue from equity security market-making decreased 25.4% to $238.3 million for the nine months ended September 30, 2002, from $319.5 million for the comparable period in 2001. Equity trading revenues are almost entirely comprised of revenues from U.S. equity market-making. This decrease in equity trading revenue was primarily due to decreased average revenue capture per U.S. equity share. Average revenue capture per U.S. equity share has continued to be impacted by a reduction in spreads due to decimalization and the reduction in the average market price of shares traded. The decrease in net trading revenues due to average revenue capture per U.S. equity share was offset, in part, by an increase in U.S. equity share volume. However, the majority of the increase in U.S. equity share volume was due to higher share volume in low-priced Bulletin Board and Pink Sheet stocks, which have a lower revenue capture per share opportunity.

Net trading revenue from options market-making decreased 20.4% to $84.3 million for the nine months ended September 30, 2002 from $106.0 million for the comparable period in 2001. The decrease was primarily due to lower average revenue capture per U.S. option contract, partially offset by the increase in U.S. option contract volume.

Commissions and fees decreased 15.6% to $30.9 million for the nine months ended September 30, 2002, from $36.6 million for the comparable period in 2001. This decrease is primarily due to lower commission based volumes and lower commission rates in our options order routing activities. Additionally, there was a decrease in fees we receive for providing certain information to market data providers.

Asset management fees decreased 37.0% to $20.0 million for the nine months ended September 30, 2002, from $31.8 million for the comparable period in 2001. The decrease in fees was primarily due to a decrease in fund returns from 10.8% for the first nine months of 2001 to 3.9% for the first nine months of 2002.

Interest income, net decreased 79.1% to $4.3 million for the nine months ended September 30, 2002, from $20.6 million for the comparable period in 2001. This decrease was primarily due to lower cash balances held at our clearing brokers, changes in the composition of our market-making positions as well as lower interest rates.

Investment income and other income decreased 5.1% to $7.4 million for the nine months ended September 30, 2002, from $7.8 million for the comparable period in 2001. This decrease was primarily due to a decrease in benefits received from a state employment incentive grant. The decrease was offset, in part, by an increase in income from the sale of a strategic investment.

Expenses

Employee compensation and benefits expense decreased 14.5% to $164.2 million for the nine months ended September 30, 2002, from $192.0 million for the comparable period in 2001. The decrease was primarily due to decreased incentive compensation as a result of a decrease in gross trading profits, margins and headcount, offset in part by increased severance costs. Incentive compensation is adjusted on a quarterly basis by senior management based on changes in profitability, changes in key personnel, retention risks and other factors. Due to a decrease in revenues and our profitability, employee headcount was reduced during 2001 and 2002. Our number of full time employees decreased to 1,034 at September 30, 2002, from 1,377 full time employees at September 30, 2001. As a result of these headcount reductions, severance costs increased to $8.8 million in the nine months ended September 30, 2002, from $4.2 million for the comparable period in 2001.

Execution and clearance fees increased to $88.2 million for the nine months ended September 30, 2002, from $86.8 million for the comparable period in 2001. Execution and clearance fees increased due to the increase in U.S. options contracts executed. The increase in execution and clearance fees was partially offset as a result of the reduction in clearing rates in our equities market-making businesses in 2001.

Payments for order flow decreased 21.4% to $50.6 million for the nine months ended September 30, 2002, from $64.3 million for the comparable period in 2001. The decrease was primarily due to changes in our payment for order flow policy initiated in the second quarters of 2001 and 2002. The decrease was partially offset by the increase in volumes for U.S. equity shares traded and U.S. options contracts executed.

Communications and data processing expense decreased 25.6% to $29.4 million for the nine months ended September 30, 2002, from $39.5 million for the comparable period in 2001. This decrease was generally attributable to a decrease in headcount and related technology costs and the reduction in our European operations.

Depreciation and amortization expense decreased 8.5% to $28.5 million for the nine months ended September 30, 2002, from $31.2 million for the comparable period in 2001. This decrease was primarily due to the adoption of SFAS No. 142. The adoption of this statement decreased amortization expense by approximately $4.8 million in the first nine months of 2002, compared to the first nine months of of 2001. The decrease was offset, in part, by the effect of the purchase of approximately $19.5 million of additional fixed assets and leasehold improvements between October 1, 2001 and September 30, 2002.

Occupancy and equipment rentals expense increased 44.1% to $19.8 million for the nine months ended September 30, 2002, from $13.7 million for the comparable period in 2001. This increase was primarily attributable to additional leased office space in Jersey City, NJ, which is currently unoccupied.

Professional fees increased 4.8% to $13.5 million for the nine months ended September 30, 2002, from $12.8 million for the comparable period in 2001. The increase was due to an increase in one-time asset management consulting expenses related to the retirement of Deephaven’s CEO as of the end of 2001, offset in part by a decrease in technology consulting expenses, and professional fees related to our European business in 2001.

Business development and Other expenses decreased 41.9% and 33.8%, respectively. The primary reason for the decreases was the result of lower travel and entertainment and administrative costs.

International charges were $32.2 million for the nine months ended September 30, 2002. During the first half of 2002, after performing a review of its unprofitable European operations, the Company eliminated market-making in French, German and Nasdaq Europe stocks and further reduced its European headcount by approximately 47% during the second quarter of 2002. The international charges incurred in the nine months ended September 30, 2002 included $13.1 million related to the writedown of our investment in Nasdaq Europe, $5.9 million related to fixed assets that are no longer actively used, $4.7 million related to contract terminations, $3.8 million related to the writedown of excess real estate and $900,000 of other charges. In addition to the charges taken for our European operations, KSJ incurred a $3.8 million charge related to the writedown of our investment in Nasdaq Japan.

During the nine months ended September 30, 2002, charges of $10.5 million were incurred related to our domestic businesses. The charges consist of $3.1 million of a lease loss accrual related to our excess real estate capacity, $3.8 million related to fixed assets that are no longer actively used, $2.8 million related to the writedown of impaired strategic investments and $735,000 related to a writedown of exchange seats.

Our effective tax rates of 29.2% and 53.6% for the nine months ended September 30, 2002 and 2001, respectively, differ from the federal statutory rate of 35% due primarily to state income taxes, non-deductible foreign losses and the amortization of goodwill for the nine months ended September 30, 2001.

Recently Issued Accounting Standards

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

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings. As of September 30, 2002, we had $3.3 billion in assets, 89% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. At September 30, 2002, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $380.8 million. Additionally, our investment in the Deephaven Fund is $154.5 million at September 30, 2002 and can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Fund.

Income before income taxes and minority interest plus depreciation and amortization and net non-cash writedowns was $4.6 million and $504,000 during the three months ended September 30, 2002 and 2001, respectively. Depreciation and amortization expense, which related to fixed assets and intangible assets, was $9.2 million and $10.6 million during the three months ended September 30, 2002 and 2001, respectively. Net non- cash writedowns consisted of $1.7 million in charges related to fixed assets no longer being used and impaired strategic investments. Capital expenditures were $1.6 million and $15.4 million for the three months ended September 30, 2002 and 2001, respectively. Capital expenditures in 2002 primarily related to the purchase of data processing and communications equipment, as well as leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost. We increased our investment in the Deephaven Fund by $1.7 million and $17.6 million during the three months ended September 30, 2002 and 2001, respectively.

We have no debt at September 30, 2002 nor do we currently have any debt commitments for 2002. We do not anticipate that we will need to incur debt to meet our 2002 capital expenditure and operating needs.

On April 4, 2002, the Knight Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. During the second quarter, the Company repurchased 3,888,000 shares for $21.8 million. In its July 16 meeting, the Board of

Directors authorized an increase in the size of this repurchase program from $35 million to $70 million. During the third quarter, the Company repurchased an additional 2,870,000 shares totaling $13.1 million. As of September 30, 2002, the Company has repurchased 6,758,000 shares for $34.9 million. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. Knight Trading Group had approximately 118.3 million shares of common stock outstanding as of September 30, 2002. In addition, the Company repurchased an additional 304,700 shares for $1.5 million from October 1, 2002 through November 11, 2002.

As registered broker-dealers and market makers, KS, KCM, KFP and KEP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At September 30, 2002, KS had net capital of $175.3 million, which was $173.0 million in excess of its minimum net capital of $2.3 million, KCM had net capital of $30.1 million which was $29.1 million in excess of its minimum net capital of $1.0 million, KFP had net capital of $36.7 million which was $36.5 million in excess of its minimum net capital of $250,000 and KEP had net capital of $2.0 million which was $1.8 million in excess of its minimum net capital of $190,294. Additionally, KSIL and KSJ are subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan. KSIL had net capital of $7.5 million which was $4.4 million in excess of its minimum net capital of $3.1 million, and KSJ had net capital of approximately $23.6 million which was $20.8 million in excess of its minimum net capital of approximately $2.8 million.

We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Knight Securities Japan

In 2000, the Company entered into a joint venture, KSJ, with Nikko Cordial Group to create an equity market-making operation in Japan. In July 2002, the Market Operating Committee of the Japanese Securities Dealers Association (“JSDA”) approved a proposal to amend its dealer market structure to create a mandatory central limit order book for retail-sized equity transactions. If approved by the JSDA, this new market structure could significantly impair the ability of KSJ to operate its original business plan of equity market-making.

In addition, Nasdaq announced in August 2002 that it would writedown its entire investment in Nasdaq Japan. As a result, KSJ wrote down its remaining investment of approximately $277,000 in Nasdaq Japan in the third quarter of 2002. Nasdaq Japan’s withdrawal will have a substantial impact on KSJ’s future prospects.

In light of economic conditions and these proposed changes in market structure, the Company is currently in the process of reviewing its business plan alternatives for Knight Securities Japan. As of September 30, 2002, the Company’s investment in KSJ was approximately $18.8 million.

Collateralized Loan to Former Officer

Upon the retirement of Mr. Irvin Kessler, the former chief executive officer of Deephaven, as of December 31, 2001, the Company entered into a consulting agreement with Mr. Kessler. In order to maintain Mr. Kessler’s relationships with the Deephaven Fund investors and ensure Mr. Kessler would continue to invest in the Deephaven Fund, the Company agreed to provide Mr. Kessler with a full recourse collateralized loan of $25 million. On June 13, 2002, the Company entered into loan and security documents with Mr. Kessler providing for such a loan. The loan matures on March 31, 2003 and is callable at the discretion of the Company at any time, such prepayment to be made no later than 120 days after notice to Mr. Kessler of such demand for prepayment.

The Company has no other loans to any former or current officers or directors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity.

We employ automated proprietary trading and position management systems which provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at September 30, 2002 was $115.8 million in long positions and $96.1 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $2.0 million loss as of September 30, 2002 due to the losses in long positions offset by gains in short positions.

In the normal course of our options market-making business, we maintain inventories of options, futures and equities. Our main exposure is from equity price and volatility risk. We manage these exposures by constantly monitoring and diversifying our exposures and position sizes and establishing offsetting hedges. Our market-making staff and trading room managers continuously manage our positions and our risk exposures. Our systems incorporate trades and update our position profile using options pricing models on a real-time basis.

Our proprietary options position management system allows us to stress test our portfolio on a real-time basis. On a timely basis, risk reports are distributed to senior management and the firm’s risk managers who incorporate this information in our market-making decisions. These reports identify potential exposures in terms of options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At September 30, 2002, 10% movements in volatility and stock prices on our entire equity options and equity index options portfolios would have resulted in approximately the following gains (losses) in our options market-making portfolio:

	Change in Stock Prices
	–10%	None	+10%
Change in Volatility
+10%	$(4.1 million)	$(4.0 million)	$(232,000)
None	(589,000)	—	4.1 million
–10%	3.4 million	4.2 million	8.3 million

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

Item 4.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Knight Trading Group’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company owns subsidiaries which are regulated broker-dealers and which are subject to extensive and rapidly changing oversight under federal, state and applicable international laws. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the self-regulatory organizations (“SRO”), are reviewed in the ordinary course of business by our primary regulators, the United States Securities and Exchange Commission (“SEC”), NASD, Inc. (“NASD”) and the Chicago Board Options Exchange, Inc. In some instances, these issues may rise to an SRO disciplinary action and/or civil or administrative action.

From time to time, we and certain of our past and present officers, directors and employees are named as parties to legal actions, securities arbitrations or administrative claims. We are subject to several of these actions. Although there can be no assurances, at this time the Company believes, based on information currently available, that the ultimate resolutions of these claims or actions, individually or in the aggregate, are not material to the Company, nor would they have a material adverse effect on our financial condition or results of operations.

On December 27, 2001, pursuant to an employee arbitration agreement, a former employee of the Company filed an arbitration claim with NASD Dispute Resolution, Inc. seeking damages relating to his employment with KS. The former employee’s central allegation involves his termination, however, he also alleged among other things, damages based on a purported improper trading practice. The former employee’s allegations have come to the attention of the SEC and NASD, both of which are gathering information relating to the matter. The Company has learned that the SEC has issued a formal order of investigation in the matter. The Company is cooperating fully in providing information to the regulators, and is working closely with them. On June 4, 2002, The Wall Street Journal published an article concerning the aforementioned allegation. Following this article, a number of federal and state class action lawsuits were filed against the Company. These putative class actions appear to be based primarily upon the newspaper article and the allegations in the arbitration claim. The Company has investigated the allegations and believes them to be unfounded and without merit. The Company will vigorously defend itself and has denied the allegations in the arbitration matter, and will do so in the putative class actions. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolutions of these reviews or actions, individually or in the aggregate, are not material to the Company, nor would they have a material adverse effect on our financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Exhibit
99	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto until duly authorized.

KNIGHT TRADING GROUP, INC.

By:	/S/ ROBERT I. TURNER

By: Robert I. Turner Title: Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date:  November 11, 2002

CERTIFICATIONS

I, Thomas M. Joyce, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knight Trading Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/S/ THOMAS M. JOYCE

Thomas M. Joyce Chief Executive Officer and President

I, Robert I. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knight Trading Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/S/ ROBERT I. TURNER

Robert I. Turner Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBIT

Filed with Knight Trading Group, Inc.
Report on Form 10-Q for the Quarter Ended September 30, 2002

Exhibit No.
99	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	filed herewith