Form 10-K
period 2002-12-31
KNIGHT TRADING GROUP INC
filed 2003-03-31
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class A Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $359,246,251 at March 27, 2003 based upon the closing price for shares of the Registrant’s Class A Common Stock as reported by the National Market System of the Nasdaq Stock Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

At March 27, 2003 the number of shares outstanding of the Registrant’s Class A Common Stock was 112,046,003 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

KNIGHT TRADING GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2002

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE “COMPANY,” “KNIGHT”, “WE”, OR “OUR” SHALL MEAN KNIGHT TRADING GROUP, INC. AND ITS CONSOLIDATED SUBSIDIARIES.

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING WITHOUT LIMITATION, THOSE UNDER “LEGAL PROCEEDINGS” IN PART I, ITEM 3, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IN PART II, ITEM 7 (MD&A), AND “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” IN PART II, ITEM 7A, AND THE DOCUMENTS INCORPORATED BY REFERENCE MAY CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS AND ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY’S INDUSTRY, MANAGEMENT’S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MANAGEMENT, MANY OF WHICH, BY THEIR NATURE, ARE INHERENTLY UNCERTAIN AND BEYOND OUR CONTROL. ACCORDINGLY, READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. SINCE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THE ACTUAL RESULTS AND PERFORMANCE OF THE COMPANY MAY TURN OUT TO BE MATERIALLY DIFFERENT FROM THE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. UNLESS OTHERWISE REQUIRED BY LAW, THE COMPANY ALSO DISCLAIMS ANY OBLIGATION TO UPDATE ITS VIEW OF ANY SUCH RISKS OR UNCERTAINTIES OR TO ANNOUNCE PUBLICLY THE RESULT OF ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT. READERS SHOULD CAREFULLY REVIEW THE RISKS AND UNCERTAINTIES DETAILED UNDER “CERTAIN FACTORS AFFECTING RESULTS OF OPERATIONS” IN MD&A AND IN “RISKS AFFECTING OUR BUSINESS” IN PART I, ITEM 1 HEREIN, AND IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN THIS REPORT.

PART I

Item 1.     Business

Overview

Knight Trading Group, Inc., a Delaware corporation, and its subsidiaries (collectively “Knight” or the “Company”) operate in two business segments: Equity Markets and Asset Management. Within Equity Markets, we provide comprehensive trade executions to institutions and broker-dealers in cash equities across the breadth of U.S. equities and in options across a significant number of equity options and equity index products. Within Asset Management, through our Deephaven Capital Management LLC (“Deephaven”) subsidiary, we operate an asset management business for institutions and high-net-worth individuals. The Company was organized in January 2000 as the successor to the business of Knight/Trimark Group, Inc. (the “Predecessor”). The Predecessor was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C., which was organized in March 1995. In May 2000, the Company changed its name from Knight/Trimark Group, Inc. to Knight Trading Group, Inc. Our corporate headquarters are located at 525 Washington Boulevard, Jersey City, New Jersey 07310, and our telephone number is (201) 222-9400.

Financial information concerning our business segments for each of 2002, 2001 and 2000, respectively, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”

Available Information

Our Internet address is www.knighttradinggroup.com. We make available free of charge, on or through the Investors section of our corporate web site under “SEC Filings”, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, and our proxy statements as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”). Also posted on our corporate web site is our Code of Business Conduct and Ethics (the “Code”) governing our directors, officers and employees. Within the time period required by the SEC, we will post on our corporate web site any amendment to such Code and any waiver applicable to our senior financial officers, as defined in the Code. The information on our corporate web site is not incorporated by reference into this report.

Business Segments

The Company operates in two business segments: Equity Markets and Asset Management.

Equity Markets

Within Equity Markets, we are a leading execution specialist providing trade execution services to institutions and broker-dealers in cash equities and options in the U.S. Our institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Our broker-dealer clients primarily include global, national and regional broker-dealers and on-line brokers. Our business model focuses on providing comprehensive trade execution services as well as superior client service. To do so, the model requires that we manage risk effectively as well as maintain efficient and reliable trading technology.

The main elements of our equity markets strategy include:

•	Commitment to Superior Client Service

We are committed to providing superior client service. To do so, we have dedicated client service teams and sales forces to serve both institutions and broker-dealers. These client service teams are highly skilled and experienced so they may effectively address the trade execution needs of our clients. Our institutional sales force is dedicated to growing and maintaining execution-based relationships with institutions, and ensuring a high level of execution quality. Our broker-dealer client group is dedicated to ensuring that orders, the majority of which are electronically transmitted, are executed efficiently, effectively and in line with client specifications.

•	Comprehensive Trade Execution Services

We have implemented a variety of best practices that provide our clients with competitive trade executions. These practices include offering price improvement, enhanced liquidity and timely executions. As required by SEC Rule 11Ac1-5 for broker-dealers, we post our aggregated execution quality statistics for our domestic cash equities operations on our corporate web site on a monthly basis. These statistics indicate that our execution quality is highly competitive in the marketplace.

•	Managing Risk Effectively

Our net trading revenues are dependent on our ability to manage risk effectively. Our methodology focuses on the dynamic, real-time analysis of market activity and price movements through the use of our proprietary models and technology. We are continually developing new technology and analytical models in an effort to improve the effectiveness of our risk management.

•	Maintaining Efficient and Reliable Trading Technology

We have made significant investments in our technology platform and infrastructure since our inception. Our trading systems are augmented by software applications that enable the efficient processing of a large volume of order flow. We continue to invest in technology to further enhance our processing capability, as we believe that improvements in our comprehensive trade execution services will continue to be driven by intelligent and efficient technology.

The majority of our Equity Markets revenues come from our operations in the U.S. Our international operations in Europe and Japan have not been profitable to date.

Domestic Product Offerings

Cash Equities:    We are a leading equities market maker operating in Nasdaq, the OTC Bulletin Board and the Nasdaq Intermarket™, and make markets in over 15,000 U.S. equities. As a market maker, we provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. We display the prices at which we are willing to bid, meaning buy, or ask, meaning sell, these securities and adjust our bid and ask prices in response to the forces of supply and demand for each security. When acting as principal, we commit our own capital and derive revenues from the difference between the price paid when securities are bought and the price received when those securities are sold. We also provide trade executions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively.

Based on rankings published by The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by market makers, we achieved a #1 market share ranking in volume in Nasdaq/OTC securities for the first time in February 1998. We have continued to maintain this #1 ranking. According to the National Association of Securities Dealers, Inc. (“NASD”), we have also held the #1 market share ranking in the trading of the over-the-counter market for both NYSE and AMEX listed securities in the Nasdaq Intermarket™ since 1998. Additionally, based on information published by The Autex Group for December 2002, we were ranked #5 in volume in listed securities and #1 for OTC Bulletin Board volume.

Our cash equities market-making activities are primarily transacted out of two subsidiaries, Knight Securities, L.P. (“KS”) and Knight Capital Markets LLC (“KCM”). Both KS and KCM are broker-dealers registered with the SEC and are members of the NASD. In addition, KS is a member of the Cincinnati Stock Exchange (“CSE”).

Options:    We are a leading U.S. market maker and specialist in options on individual equities and equity indices, and have a presence on all five of the U.S. options exchanges. Trading of options on certain exchanges is conducted through an auction process. The auction process for each security is managed by the exclusive specialist for that security, whose role is to maintain, as far as practicable, a fair and orderly market in that security. We are members of the Chicago Board Options Exchange (“CBOE”), the American Stock Exchange, the Pacific Exchange, the Philadelphia Stock Exchange, the International Securities Exchange (“ISE”), the Chicago Board of Trade and the Chicago Mercantile Exchange. We are a founding member of the ISE, the first electronic options exchange in the U.S. We also make markets in options on fixed income futures instruments, though this represents less than 10% of our total revenues from options market-making.

Volume in our options trading posts increased in 2002, rising from 9.9% of the volume of domestic option contracts in 2001 to 12.6% in 2002. This increase was primarily due to adding 289 and 193 option classes to our specialist posts in 2002 and 2001, respectively, resulting from our specialist post acquisitions. The net increase in options classes for 2002, however, was 21 classes as we delisted 268 option classes with low volumes during the year. Since 2000, we have acquired a total of 444 option classes and now act as an options specialist in approximately 550 options classes, covering more than two-thirds of all equity option order flow on all five U.S. options exchanges. As a result of these acquisitions, we believe that we are now the second largest U.S. equity options market maker. Our market share and rank are based on option contract volume provided by the Options Clearing Corporation.

Additionally, we route client order flow to all five U.S. options exchanges, including those options in which we act as a specialist, in order to provide institutions and broker-dealers with best execution for their order flow.

Our option market-making and specialist activities are transacted out of Knight Financial Products LLC (“KFP”) and our professional trade execution activities are transacted out of Knight Execution Partners LLC (“KEP”). Both KFP and KEP are broker-dealers registered with the SEC and are members of all five U.S. options exchanges.

International Product Offerings

Europe:    In 1999, we established an agency execution business for European investors in U.S. equities through our wholly-owned subsidiary, Knight Securities International Ltd. (“KSIL”), a UK broker-dealer. In 2001, we expanded this operation and established a European market-making venture, named Knight Roundtable Europe Limited (“KREL”), with 21 pan-European and U.S. banks and broker-dealers. KREL’s sole business is to own and operate KSIL. We own approximately 85% of this venture.

During 1999 and early 2000, the U.S. equity markets and retail transaction volumes were experiencing record growth. At that time, we anticipated that this growth in the U.S. equity markets and, specifically, on-line retail trading would expand to the European equity markets. As a result, we made significant investments in 2000 and 2001 in order to establish a European market-making operation. However, this growth did not materialize as expected, as trading volumes were significantly lower than anticipated. Due to lower volumes, difficult market conditions and significant operating losses in 2000 and 2001, KSIL’s infrastructure investments proved to be oversized and we made significant reductions in the size of our European business in 2002. As a result, we discontinued all European market-making during 2002 and European headcount has been reduced from a peak of approximately 200 employees in mid-2001 to 28 employees as of December 31, 2002. As a result of these decisions, we incurred international charges of $32.1 million and severance expense of $3.2 million in 2002. KSIL currently provides agency execution services for European investors in European and U.S. equities, is regulated by the Financial Services Authority and is a member of the London Stock Exchange.

Japan:    In the third quarter of 2000, we established a joint venture operation with Nikko Cordial Group (“Nikko”) to provide market-making services in Japanese equity securities. This entity, called Knight Securities Japan Ltd. (“KSJ”), is registered as a securities firm in accordance with Japanese Securities and Exchange Law, and is regulated by the Financial Supervisory Agency in Japan. We own 60% of this joint venture.

In December 2000, KSJ commenced trading equity securities on Jasdaq, a Japanese exchange. In the second half of 2002, the Japanese Securities Dealers Association (“JSDA”) approved a proposal to amend its dealer market structure to create a mandatory central limit order book (the “CLOB”) for retail-sized equity transactions. The implementation of a CLOB would require that a substantial portion of KSJ’s customer orders be routed to the CLOB first rather than directly to KSJ, thereby limiting profit opportunities for KSJ. Also, in 2001, KSJ invested in Nasdaq Japan and intended to be a founding market maker upon its launch. Nasdaq Japan, however, was unsuccessful in developing its business, and Nasdaq announced in August 2002 that it would write down its entire investment in Nasdaq Japan. As a result, KSJ wrote off its entire $3.8 million investment in Nasdaq Japan in 2002.

Due to the approval by the JSDA of the creation of a mandatory CLOB, the withdrawal of Nasdaq Japan, poor market conditions and limited market-making opportunities in Japan, KSJ’s original business plan has been significantly impaired. For additional discussion related to KSJ, see the sections entitled “International Operations” and “Subsequent Events,” both set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 herein.

International Options:    In 2002, we closed our options market-making operations in Europe and Australia as they were not profitable and were non-core to our business strategy.

Asset Management

We operate an Asset Management business through Deephaven. Deephaven performs investment management services and sponsors a private investment fund (the “Deephaven Fund”). Managing a market neutral portfolio, it offers institutions, fund-of-funds, pension plan sponsors, trusts, endowments and high-net-worth individuals access to a variety of investment strategies focused on sophisticated arbitrage trading (convertible, statistical and risk), volatility trading and private placements in public companies. The Deephaven Fund has historically had a low correlation to the equities markets but its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets. Deephaven competes primarily with other asset management companies that manage market neutral portfolios.

In 2002, Asset Management was our most profitable segment. The Deephaven Fund generated a return to investors of 7.8% and ended the year with approximately $1.2 billion in assets. The Deephaven Fund’s return for 2002 exceeded the benchmark for the Deephaven Fund’s peer group, CISDM Market Neutral Arbitrage Median, which had a median return of 5.65% during the same period. The Company was an investor in the Deephaven Fund throughout 2002. As of December 31, 2002, the Company’s investment in the Deephaven Fund was $153.8 million or approximately 12.2% of the total assets under management.

Clients

Within Equity Markets, we provide services to two main client groups: institutions and broker-dealers. Our institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Our broker-dealer clients primarily include global, national and regional broker-dealers and on-line brokers. During 2002, we realigned our sales force in order to better meet the needs of these two client groups and to provide greater access to all of our products and services.

We seek to provide institutions with quality and competitive trade executions, superior client service and a wide range of product offerings, including such products as listed block trading, soft dollar, institutional options, program trading, and corporate services. During 2002, we worked to aggressively expand our institutional business and offerings. As a result, we hired several senior, experienced sales traders, opened offices in San Francisco and Chicago and expanded our Boston office. As of December 31, 2002, we employed over 50 institutional sales professionals.

Our broker-dealer client group provides the majority of our equity and option order flow. We seek to provide broker-dealers with quality and competitive trade executions that enable them to satisfy their fiduciary duties to their customers to seek and obtain the best execution reasonably available in the marketplace. Consequently, our trade executions typically occur at the national best bid or offer (“NBBO”), or better. The majority of the orders received from broker-dealers are received electronically. We offer economic inducements, in the form of payment for order flow, to certain broker-dealers in return for brokers agreeing to route their customers’ order flow to us. We changed our payment for order flow rates several times in 2001 and 2002 as a result of our lower profitability. During the first quarter of 2003, we further reduced our payment for order flow rates and expanded our program of charging execution fees to certain of our broker-dealer customers for certain order flow.

In 2002, our largest broker-dealer client accounted for 18.9% of the Company’s U.S. equity order flow as measured in U.S. equity share volume. No other client accounted for over 10% of our equity order flow as measured by share volume.

In the Asset Management segment, our clients include institutions, fund-of-funds, pension plan sponsors, trusts, endowments and high-net-worth individuals. Deephaven Fund assets under management totaled approximately $1.2 billion at December 31, 2002. Included in this balance is an investment of approximately $153.8 million held by the Company and approximately $17.6 million of investments held by certain officers, directors and employees of the Company. In addition to the Company, there were two other institutions that accounted for 10.4% and 12.4%, respectively, of the Deephaven Fund’s assets under management.

Marketing

We market aggressively through one-on-one meetings with clients and potential clients, and continuous communications with existing clients. Our marketing strategy for our Equity Markets segment is to continue to differentiate us from competitors by providing quality and competitive trade execution services with superior client service. In our Asset Management segment, we differentiate ourselves through our historic fund returns.

We also sponsor the Knight Senior Advisory Committee, which is a committee of senior securities industry professionals who meet to discuss operational procedures, strategic direction and their trading relationships with us. During these meetings, we attempt to enhance communications between firms and address our clients’ concerns, questions and ideas.

Clearing Arrangements

The Company has several clearing relationships within its Equity Markets segment. As of March 2003, two of our subsidiaries each entered into clearing arrangements with the same clearing firm. These arrangements each are for defined periods of time and provide for termination provisions of 120 and 180 days, respectively, depending upon the occurrence of specified events. In addition, one of our subsidiaries has a clearing relationship that provides for a minimum fee requirement of $12 million during an eighteen-month period from the commencement of clearing services (which are expected to commence within the next three months).

Technology

Our ability to identify and deploy emerging technologies that facilitate the execution of trades is key to the successful execution of our business model. Not only has technology enhanced our capacity and ability to handle order flow, it has also been an important component of our strategy to comply with government regulations, achieve competitive execution standards, increase trading automation and provide superior client service. We use our proprietary technology and technology licensed from third parties to monitor the performance of our traders, to assess our inventory positions, to manage risk effectively and to provide ongoing information to our clients. We are electronically linked to institutions and broker-dealers through dedicated circuits, which provide immediate access to our trading operations and facilitate the handling of client orders. Our clients can use their own order management system, an institutional portfolio management system or they can select from a variety of electronic connection protocols, including FIX. In addition, our business-to-business portal provides our clients with an array of web-based tools to interact with our Equity Markets’ trading systems. Broker-dealers, both foreign and domestic, use this portal to send us order flow, access reports and use the other tools it offers to facilitate their business. We plan to continue to make additional investments in technology. We also plan to further automate our execution services. For example, we now execute a small, but growing, percentage of our domestic equity order flow through an automated statistical arbitrage model.

Trading Systems.    For OTC equities we use a customized version of the BRASS® trading system originally built by SunGard Trading Systems. This system has a client/server architecture that uses Sun Microsystems, Inc. workstations and servers. In addition to making extensive use of application program interfaces (“APIs”), we have made significant customizations, including proprietary analytics, to SunGard’s basic trading system. For listed equities, we use a customized version of the Appletree trading system originally built by TCAM. This system runs on Stratus Computer Inc.’s fault tolerant platform. In addition to making extensive use of APIs, we have made significant customizations, including proprietary analytics, to TCAM’s basic trading system. Our options business uses both an in-house developed proprietary system and a system licensed from Davidge Systems. Overall, our market-making trading systems are augmented by software applications that enable the efficient processing of a large volume of order flow.

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

Business Continuity Capabilities.    Alternative trading facilities are in place for our domestic cash equities operations in Westchester County, New York, and Jersey City, New Jersey. These sites have been designed to handle an event that prevents us from accessing or utilizing either of these office locations for an extended period of time. All of the major necessary equipment and connectivity have been tested. We have initiated a project for our options business that will further strengthen its business continuity in the event of a disaster or major system malfunction.

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely primarily on trade secret, trademark, domain name, patent and contract law to protect our intellectual property. Notwithstanding the precautions we take to protect our intellectual property rights, it is possible that third parties may copy or otherwise obtain and use our intellectual property without authorization or otherwise infringe upon our proprietary rights. It is also possible that third parties may independently develop technologies similar to ours. It may be difficult for us to police unauthorized use of our intellectual property rights. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. These litigations, whether successful or unsuccessful, could result in substantial costs and diversions of resources either of which could have a material adverse effect on our business, financial condition and operating results. We may in the future receive notices of claims of infringement of other parties’ proprietary rights.

In addition, it is our policy to enter into confidentiality, intellectual property ownership and/or non-competition agreements with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property.

Competition

Cash Equities:    Equities market-making is rapidly evolving and intensely competitive, a trend that we expect will continue. Our Equity Markets business segment competes primarily with global, national, and regional broker-dealers, the New York Stock Exchange, the American Stock Exchange, regional exchanges and alternative trading venues. We compete primarily on the basis of trade execution standards, liquidity offerings, client relationships, reputation, product and service offerings, technology and price.

The move to a decimalized trading environment, coupled with significant declines in valuations across the U.S. equity markets, has resulted in a market environment characterized by narrowed spreads, reduced depth of quote, and reductions in revenue capture per share. As a result, maintaining profitability has become extremely difficult for many market makers. To remain profitable, some market makers have limited or ceased activity in illiquid or marginally profitable securities or, conversely, seek to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations.

Traditionally, market makers were either internal departments within larger diversified securities firms focused on a limited range of securities to support their investment banking and research departments, or independent businesses. Many discount brokers and on-line brokers did not have internal market-making functions and, accordingly, relied entirely on third-party market makers for trade execution. This trend changed in 2000 and 2001 as large diversified securities firms and on-line brokers either acquired market-making firms or expanded the number of stocks in which they make markets. However, in 2002, this trend reversed again as difficult market conditions, market structure changes and lower retail transaction volumes resulted in participants either leaving the business altogether or reducing the number of stocks in which they make markets, further consolidating the industry.

Market makers also compete against alternative trading venues, such as electronic communications networks, commonly referred to as ECNs. ECNs provide market participants with the ability to trade securities anonymously, manage inventory and obtain immediate display of their limit orders. ECNs provide a neutral forum in which third parties can display and match their limit orders, but unlike market makers, do not commit capital or provide enhanced liquidity to the marketplace. They provide the most value to the marketplace in highly liquid securities, such as those in the Nasdaq 100. ECNs have the ability to charge access fees to counterparties who access their liquidity. ECNs accounted for approximately 38% of Nasdaq volume in 2002 compared with the estimated 20% of Nasdaq volume they provided in 1999. ECNs also account for a small, but rising, portion of listed volume.

In addition, over the past two years, competition for order flow in the U.S. equity markets has intensified due to the implementation of the SEC Rules 11Ac1-5 and 11Ac1-6. These rules, applicable to broker-dealers add greater disclosure to execution quality and order-routing practices. Rule 11Ac1-5 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 11Ac1-6 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements as well as internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary requirement to seek to obtain best execution for their customers’ orders.

Options:    Our options business competes with other options specialists and market makers. Options market-making is highly competitive and rapidly evolving. Due to lower underlying prices of equities and increased competition, our revenue per option contract declined in 2001 and 2002.

In August 1999, the options exchanges began to aggressively compete with each other by listing options that had previously traded exclusively on only one exchange, giving brokers a choice of where to send their customers’ orders. Accordingly, exchanges and their members began competing intensely for those orders. This competition has resulted in faster and more reliable executions, lower transaction costs, and increased liquidity at the displayed quotes. Competition also has been heightened by the entry in the year 2000 of the first new options exchange in 27 years, the ISE. In February 2003, the ISE was the largest equity options exchange in the U.S. This trend may continue as two new exchanges are in discussions to trade options.

Competition for order flow has produced a variety of results, including the narrowing of spreads. With this increased competition, options specialists and market makers have offered economic inducements, in the form of payments for order flow, to brokers in return for brokers agreeing to route their customers’ order flow to them. Economic inducements to attract order flow have made it more expensive to transact business in the options markets, although rates for payment for order flow have decreased in 2002. Other factors have also contributed to increased competition in the options markets, such as “internalization” of retail options orders (i.e., firms trading as counterparties with their customer orders), or firms routing to affiliated specialists.

In addition, over the past year the options industry has seen significant consolidation. Today, there are fewer options specialists and market makers. However, the largest options market liquidity providers have increased their percentage share of the options market. As of December 31, 2002, we estimate that the aggregate market share of the top 10 options market liquidity providers was 84%, up from 66% as of December 31, 2001.

Asset Management:    Our asset management business competes against other asset management companies that manage market neutral portfolios. Competition is primarily based on reputation, relationships with clients, investment strategies, historic returns and expense ratio.

Government Regulation and Market Structure

The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, the CBOE, the CSE, other self-regulatory organizations (commonly known as SROs), and other regulatory bodies, such as state securities commissions, promulgate numerous rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets. Market makers are subject to intense regulation concerning certain aspects of their business, including trade practices, capital structure, record retention and the conduct of its officers, supervisors and registered employees. Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censure, fine, the issuance of cease-and-desist orders, the suspension or disqualification of the market maker and/or its officers, supervisors or registered employees, and other penalties. We, and certain of our officers and other registered employees, have, in the past, been subject to claims alleging the violation of such laws, rules and regulations, which resulted in the payment of fines and settlements.

Significant legislation, rule-making and market structure changes have occurred over the last few years that have had an impact on the Company. First, decimalization was introduced in January 2001 in NYSE and AMEX listed securities, and in Nasdaq markets in April 2001. Decimalization, combined with the one-penny minimum price spread, has had a dramatic reduction in average spreads, which in turn has had a profound effect on our profitability. Second, in 2002 Nasdaq launched SuperMontage, a Nasdaq routing and execution system. SuperMontage transformed Nasdaq from a quote-driven market to a full-order-driven market as quotes and orders are treated the same. Under SuperMontage, market makers and ECNs are able to show trading interest at five different price levels, allowing investors to see individual and aggregated interest across all market participants at the NBBO and four additional layers above or below the NBBO. Third, the introduction of SuperMontage, which is not used by all market participants, and the increase in trading of Nasdaq-listed securities by other exchanges has created market fragmentation. This lack of linkage between market centers has resulted in an increase in locked and crossed markets, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fourth, the U.S. Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to regulatory inquiries, claims or penalties. Lastly, the Sarbanes-Oxley Act of 2002 has led to sweeping changes in the corporate governance area. This far reaching legislation has significantly affected public companies by enacting provisions covering corporate governance, Board of Directors and Committee structure, management and control structure, new disclosure requirements, oversight of the accounting profession and auditor independence. The SEC also responded by, among other things, requiring chief executive officers and chief financial officers of public companies to certify the accuracy of certain financial reports and other SEC filings.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other United States or foreign governmental regulatory authorities, the NASD, the CBOE or the CSE. Our business, financial condition and operating results also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers.

We cannot predict what effect, if any, such changes might have. Those regulations directly applicable to us and regulations of general application could have a material adverse effect on our business, financial condition, and operating results. For example, the volume of our market-making activities in a given period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

In addition, we have London and Japan-based subsidiaries. The brokerage industry in many foreign countries, like the U.S., is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally.

Our asset management subsidiary, Deephaven, is a private asset management company and is subject to limited regulatory oversight. However, recent regulatory initiatives of the federal government in money laundering and privacy have imposed certain further restrictions on who can be an investor and what can be disclosed about such investors. Additionally, the anti-fraud provisions of the Investment Advisors Act of 1940 apply to Deephaven’s business. Future regulation in this area may occur which could be detrimental to the profitability of Deephaven.

Net Capital Requirements

Certain of our subsidiaries are subject to the SEC’s Net Capital Rule. This rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments, commonly called haircuts, and non-allowable assets, which reflect the possibility of a decline in the market value of an asset before disposition.

Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm’s liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce the firm’s net capital below required levels.

The Net Capital Rule also provides that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates (capital withdrawal), if such capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. In addition, the Net Capital Rule provides that the total outstanding principal amount of a broker-dealer’s indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

A change in the Net Capital Rule, the imposition of new rules or any unusually large charges against net capital could limit those of our operations that require the intensive use of capital and also could restrict our ability to withdraw capital from our broker-dealer subsidiaries. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Additionally, our foreign subsidiaries in London and Japan are subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan, respectively.

Employees

During 2002, we reduced our headcount to 1,027 full-time employees at December 31, 2002, compared to 1,307 full-time employees at December 31, 2001. Of our 1,027 full-time employees at December 31, 2002, 964 were employed in the U.S. and 63 in Europe and Japan. Our headcount as of March 31, 2003 was approximately 960 full-time employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

The Company had several changes in management in 2002. The Company’s current Chief Executive Officer, Thomas M. Joyce was named Chief Executive Officer and President in May 2002, and several new executives have been hired since Mr. Joyce’s arrival. In February 2003, the Company announced Executive Vice President and Chief Financial Officer, Robert I. Turner’s, intention to retire from the Company.

Risks Affecting Our Business

We face a number of risks that may adversely affect our business, financial condition and results of operations. These include, but are not limited to, the following:

•	Our Business Could be Harmed by Adverse Economic, Political and Market Conditions

The securities business generally is, by its nature, volatile. It is directly affected by numerous national and international factors that are beyond our control, including, among others, economic, political and market conditions; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; legislative and regulatory changes; currency values and inflation. Any one or more of these factors may contribute to reduce levels of activity in the securities markets generally, or increased market volatility, which could result in lower revenues from the Company’s market-making activities. Currently, the war with Iraq and the campaign against terrorism have created an uncertain political environment that has had a negative effect on the marketplace. The continuation of this uncertainty could result in a reduction of revenues. Any reduction in revenues or any loss resulting from the above factors could have a material adverse effect on the Company’s business, financial condition and operating results.

•	General Risks Associated with Fluctuations in the Securities Business

The securities industry has undergone significant fluctuations over the last five years. During 1999 and early 2000, the securities markets experienced record highs and levels of activity. Since 2000, the securities markets have been in the midst of a bear market. The introduction of decimalization and the one-penny minimum spreads in 2001 significantly reduced spreads with a resulting decrease in our profitability. There can be no assurance that the securities markets will return to the levels previously seen in 1999 and 2000, or that the spreads market makers receive upon execution of trades in equity securities and options will not continue to decrease in the future. Any further decline in the securities markets or spreads between the bid and ask prices, and any further increases in trading costs, could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Regulatory and Legal Uncertainties Could Harm our Business

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Market makers are subject to regulations concerning certain aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of its officers, supervisors and registered employees. Our operations and profitability may be directly affected by, among other things, additional legislation, changes in rules promulgated by the SEC, the NASD, the CBOE, the CSE, the Federal Reserve, the various stock exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules in both the Equities Markets and Asset Management business segments.

Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of a market maker’s officers, supervisors or registered employees. Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance. As a result, regulatory actions, regulatory legislation and changes in market customs and practices could have a material adverse effect on our business, financial condition and results of operations.

•	We are Highly Dependent on Key Personnel

We are highly dependent on a limited number of key executive officers. We have entered into an employment agreement with our Chief Executive Officer, Thomas M. Joyce. Certain other officers also have employment agreements. Our success will be dependent to a large degree on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. Competition for these personnel is intense. The loss of the services of any of our key executive officers or the inability to identify, hire and retain other highly qualified executive management in the future could have a material adverse effect on our business, financial condition and results of operations.

Our success also depends, in part, on the highly skilled, and often specialized, individuals we employ. Our ability to attract and retain management, sales, trading and technology professionals is particularly important to our business strategy. The Company strives to provide high quality services that will allow it to establish and maintain long-term relationships with its clients. The Company’s ability to do so depends, in large part, upon the individual employees who represent the Company in its dealings with such clients. There can be no assurance that the Company will not lose such professionals due to increased competition or other factors in the future. The loss of sales, trading or technology professionals, particularly senior professionals with broad industry expertise, could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Litigation and Potential Securities Laws Liability

Many aspects of our business involve substantial risks of liability. A market maker is exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NASD, the CBOE, the CSE, the various stock exchanges and other self-regulatory organizations. We are also subject to the risk of litigation. We, and certain of our past and present officers, directors and employees, have been named as parties in lawsuits, securities arbitrations and administrative claims in the past and have been subject to claims alleging the violation of such laws, rules and regulations, which resulted in the payment of fines and settlements. The section entitled “Legal Proceedings” in Part I, Item 3 herein provides a detailed description of the Company’s current legal proceedings. In addition, certain corporate events, such as a reduction in our workforce, could also result in additional litigation or arbitration. As we intend to defend vigorously any such litigation or proceeding, legal expenses could be incurred. An adverse resolution of any current or future lawsuits, proceedings or claims against us could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Risk of Losses Associated with Our Market-Making and Trading

We conduct our market-making activities predominantly as a principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities we purchase or to repurchase securities we sell in such transactions. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. The success of our market-making activities depends upon our ability to attract order flow, the skill of our personnel, general market conditions, effective hedging strategies, the price volatility of specific securities, judgment and ethical practices of our market-making professionals and the availability of capital. To attract order flow, we must be competitive on price, size of securities positions traded, liquidity offerings, order execution, technology, reputation and client relationships and service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. All of the above factors could materially adversely affect our business, financial condition and operating results.

•	Our Future Operating Results May Fluctuate Significantly

We may experience significant variation in our future quarterly results of operations. These fluctuations may result from, among other things, introductions of or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; performance of our international businesses; our ability to manage personnel; overhead and other expenses, including our occupancy expenses under our office leases; the strength of our client relationships; the amount of revenue derived from limit orders as a percentage of net trading revenues; the amount of, and volatility in, the results of our statistical arbitrage and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and sales, trading and technology professionals; legislative, legal and regulatory changes; regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management; technological changes and events; seasonality; competition and market and economic conditions. Our expense structure is based on historical expense levels and the levels of demand for our market-making services. If demand for our market-making services declines due to any of the above factors, or others not listed, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. There also can be no assurance that we will be able to return to the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to become profitable on a quarterly basis. In addition, our future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of our Class A Common Stock.

•	Substantial Competition Could Reduce Our Market Share and Harm Our Financial Performance

We derive substantially all of our revenues from market-making and asset management activities. The market for these services is rapidly evolving and intensely competitive, a trend that we expect will continue. We face direct competition in our equity market-making business primarily from global, national and regional broker-dealers, and also alternative trading systems, including ECNs. In our options market-making business, we compete with other options specialists and market makers, while our asset management business competes with other asset management companies who manage market neutral portfolios. We compete in market-making primarily on the basis of our execution standards, liquidity offerings, client relationships, reputation, product and service offerings, technology and price. In asset management, we compete primarily on our reputation, relationships with clients, investment strategies, returns and our expense ratio. A number of our competitors have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base than we do. These competitors may be able to respond more quickly than us to new or evolving opportunities and technologies, market changes, and client requirements and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We believe that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share. There can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and results of operations.

•	Our Dependence on Market-Making Activities and Credit Risks Associated with Our Clearing Brokers

The majority of our revenues are derived from market-making activities. We expect this to continue for the foreseeable future. Any factor adversely affecting market-making in general, or our market-making activities in particular, could adversely affect our business, financial condition and operating results. Our future success will depend on continued demand for our market-making services and our ability to respond to regulatory and technological changes, as well as client demands. If demand for our market-making services fails to grow, grows more slowly than we currently anticipate, or declines, our business, financial condition and operating results could be materially and adversely affected.

As a market maker of OTC and listed stocks, and as a specialist in listed options, the majority of our securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. We clear our securities transactions through unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. Our policy is to monitor the credit standing of the counterparties with which we conduct business. However, no assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. In addition, at any time, a substantial portion of our assets are held at one or more clearing brokers and, accordingly, we are subject to credit risk with respect to such clearing brokers. Consequently, we are reliant on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We are also dependent on the solvency of such clearing brokers. Any failure by the clearing brokers to adequately discharge their obligations on a timely basis, or failure by a clearing broker to remain solvent, or any event adversely affecting the clearing brokers, could have a material adverse effect on our business, financial condition and operating results.

•	Risks Related to Client Concentration

At times, a limited number of clients have accounted for a significant portion of our equity order flow, and we expect a large portion of the future demand for our market-making services to remain concentrated within a limited number of clients. None of our clients are contractually obligated to utilize us as a market maker and, accordingly, these clients may direct their trading activities to other market makers at any time. Some of these clients have purchased market makers and specialist firms to internalize order flow. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our market-making activities. In 2002, one client accounted for 18.9% of our total U.S. equity shares traded in our Equity Markets segment. Our asset management business also has a limited number of investors. At December 31, 2002, in addition to our investment in the Deephaven Fund, there were two other institutional investors that accounted for 10.4% and 12.4%, respectively, of the Deephaven Fund’s assets under management. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and operating results.

•	Risks Associated with Declines in Market Volume, Price or Liquidity

Our revenues may decrease in the event of a decline in market volume, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from market-making activities. Lower price levels of securities may also result in reduced revenue capture per share, and thereby reduced revenues from market-making transactions, as well as result in losses from declines in the market value of securities held in inventory. Sudden sharp declines in market values of securities can result in illiquid markets, declines in the market values of securities held in inventory, the failure of buyers and sellers of securities to fulfill their obligations and settle their trades, and increases in claims and litigation. Any decline in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.

•	Our Asset Management Business Could be Harmed

Our asset management business is subject to a variety of risks. These risks include the departure of key management, redemptions by investors and volatility of the fund’s returns. The general objective of “market neutral” strategies, such as those employed by the Deephaven Fund, is to capture mispricings or spreads between related capital instruments. Because the basis of the Deephaven Fund’s strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Deephaven Fund is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible portfolio and that part of the portfolio will have some correlation to credit spreads. “Market neutral” trading involves substantial risks. Disruptions in historical pricing relationships (as occurred during the period of August – October 1998) can result in significant losses. In addition, market neutral strategies are subject to the risk of a tightening of dealer credit, forcing premature liquidation of positions. If any of these events were to occur, it could have a material adverse effect on our business, financial condition and operating results. As of December 31, 2002, the Company had $153.8 million invested in the Deephaven Fund.

•	Systems Failures and Delays Could Harm our Business

Our market-making activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts in the last few years to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes or other events for our clients. Any significant degradation or failure of our computer systems or any other systems in the trading process could cause clients to suffer delays in trading. Such delays could cause substantial losses for our clients and could subject us to claims from our clients for losses, including litigation claiming fraud or negligence. In the past, high trading volume has caused significant delays in executing some trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays. Systems failures and delays may occur again in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response times resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer a loss of clients or a reduction in the growth of our client base, increased operating expenses, financial losses, additional litigation or other client claims, and regulatory sanctions or additional regulatory burdens. In addition, we currently have company-wide business continuity operations in place for our domestic cash equities business and limited business continuity operations in place for our options business. If we are prevented from using any of our current trading operations, we may not have complete business continuity. This could have a material adverse effect on our business, financial condition and operating results.

•	We May Not be Able to Keep Up With Rapid Technological and Other Changes

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements and changing client demands. If we are not able to keep up with these rapid changes on a timely and cost-effective basis, we may be at a competitive disadvantage. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure. Any failure by us to anticipate or respond adequately to technological advancements, client requirements or changing industry standards, or any delays in the development, introduction or availability of new services, products or enhancements could have a material adverse effect on our business, financial condition and operating results.

•	Acquisitions, Equity Investments and Strategic Relationships Involve Certain Risks

We may in the future pursue strategic acquisitions of, or equity investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we acquire in the future. Equity investments may also entail some of the risks described above. We currently have a number of equity investments in the financial services industry, totaling in the aggregate $24.7 million, including an investment in Nasdaq. If these investments are unsuccessful, we may need to incur an impairment charge against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

Item 2.      Properties

Our corporate headquarters are located in Jersey City, New Jersey. We lease approximately 118,000 square feet at 525 Washington Boulevard under a lease that expires in March 2006, and we have an option to extend the lease term for an additional five-year period. We also lease approximately 266,000 square feet at 545 Washington Boulevard that expires in October 2021, which is currently not occupied. We also lease approximately 213,000 square feet for our offices in Purchase, NY; New York, NY; Minnetonka, MN; Chicago, IL; Santa Clara, CA; San Francisco, CA; Boston, MA; Jericho, NY; White Plains, NY; Philadelphia, PA; Fairfield, NJ; London, England and Tokyo, Japan.

During 2002, we reserved $8.1 million in lease loss accruals related to excess real estate capacity at our 545 Washington Boulevard location in Jersey City, NJ. The Company engaged a real estate broker in order to sub-lease approximately 100,000 square feet based on an assessment of our real estate needs. This accrual was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would have commenced in the second quarter of 2003, anticipated market prices along the Jersey City waterfront and estimated up-front costs including broker fees and build-out allowances.

For additional discussion related to our properties, see the section entitled “Subsequent Events” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 herein.

We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, exceed our current needs. We are actively reviewing our real estate needs and may in the future sublet, assign or return some of our space.

Item 3.     Legal Proceedings

From time to time, we and certain of our past and present officers, directors and employees are named as parties to legal actions, securities arbitrations or administrative claims arising in connection with the conduct of our businesses. We are now subject to several of these actions. Although there can be no assurances, at this time the Company believes, based on information currently available, that the outcome of each of the actions will not have a material adverse effect on the consolidated financial condition of the company, although they might be material to operating results for any particular period, depending, in part, upon operating results for that period.

Legal

KS Arbitration:    On December 27, 2001, pursuant to an employee arbitration agreement, a former employee of KS filed an arbitration claim with NASD Dispute Resolution, Inc. seeking damages relating to his employment (the “KS Arbitration”). The former employee’s central allegation involves his alleged improper termination. However, he also alleged, among other things, damages based on his belief that during a defined period of time the Company allowed frontrunning of institutional orders to occur (the “purported improper trading practice”). On June 4, 2002, The Wall Street Journal published an article concerning the purported improper trading practice. The Company has investigated the allegations and believes them to be unfounded and without merit. The Company is vigorously defending itself and has denied the allegations in the arbitration. The Company has filed counterclaims against the former employee, which will be heard in the hearings set to commence in 2003.

Short Selling Litigation:    In or around June 2002, KS, along with numerous other broker-dealers, was named in a Texas based lawsuit entitled JAG Media Holdings, Inc. et al. v. A.G. Edwards & Sons, Inc. et al., in which it was generally alleged that the firm improperly engaged in short sale transactions concerning a single security. Since that filing, KS, again together with a number of broker-dealers, has also been named in four similar actions in other jurisdictions concerning four additional securities. The plaintiffs in all of these lawsuits are limited to either the issuer and/or a key shareholder of the underlying security. These lawsuits are in their preliminary stages. To date, no discovery has been conducted and no trial dates have been set. The Company, however, believes that it has meritorious defenses to each lawsuit and intends to defend each of them vigorously.

Trading Litigation:    As mentioned in previous filings, and in the description of the KS Arbitration above, following the publication of the above-mentioned June 4, 2002 The Wall Street Journal article, a number of putative class action lawsuits were filed against the Company by the Company’s shareholders and purported investors in New Jersey federal and state court. In addition, in or around September 2002, a derivative lawsuit was filed against the Company and certain of its present and former directors and officers in New Jersey federal court. All of these actions appear to be based upon the newspaper report of allegations made in the KS Arbitration claim about the purported improper trading practice. Following removal and consolidation, these actions now comprise three separate lawsuits which are all pending in U.S. District Court in New Jersey.

The first, Roth et al. v. Knight Trading Group, Inc. et al., asserts claims under Section 10(b) and Rule 10b-5 and Section 20(a) of the federal securities laws based on allegations by individuals who purchased the Company’s common stock during a defined period of time that the Company failed to reveal the existence of the purported improper trading practice alleged in the KS Arbitration. Pursuant to Court order, a consolidated complaint was filed on January 17, 2003.

The second, Peter Ta et al. v. Knight Trading Group, Inc., alleges New Jersey state law claims again based upon, among other things, the Company’s alleged failure to disclose the purported improper trading practice by its employees. The plaintiffs claim to be individual investors who placed equity or option orders that were executed by the Company’s subsidiaries during a defined period of time. The execution prices of individual trades were allegedly affected by the purported improper trading practice. This consolidated action, which was originally filed in New Jersey state court as four separate lawsuits, was removed to federal court in July 2002 and consolidated sua sponte by the federal district court.

The third matter, Chabak et al. v. Anthony Sanfilippo. et al., is a shareholder derivative action against certain current and former officers and directors of the Company and the Company as a nominal defendant, which generally alleges the breach of fiduciary duties of loyalty and due care by directors based upon their alleged mismanagement and their purported ratification of and/or complicity in the maintenance of the purported improper trading practice claimed in the KS Arbitration.

In summary, these three actions are all in their preliminary stages, no discovery has been taken and no trial dates have been set. The Company believes it has meritorious defenses to these lawsuits and is vigorously defending them to the fullest extent possible.

Regulatory

The Company owns subsidiaries which are regulated broker-dealers and which are subject to extensive oversight under federal, state and applicable international laws. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the self-regulatory organizations (“SRO”), are reviewed in the ordinary course of business by our primary regulators: the SEC, the NASD and the CBOE. The Company, as a major order flow execution destination, is named from time to time, or is asked to respond to a number of regulatory matters brought by SROs that arise from its trading activity. In some instances, these matters may rise to an SRO disciplinary action and/or civil or administrative action.

As discussed above, subsequent to the filing of the KS Arbitration against the Company, the SEC initiated an examination of the purported improper trading practice through its Office of Compliance Inspections and Examinations (“OCIE”). The SEC obtained a formal order of investigation that was discovered and disclosed by the Company in the third quarter of 2002. The matter is still being reviewed by the examination staff at OCIE. The Company continues to cooperate fully with the SEC Staff. At this time, no allegations of wrongdoing have been made by the SEC.

In addition, subsequent to the filing of the KS Arbitration, the NASD’s Division of Market Regulation began an inquiry that is also continuing. The Company is cooperating fully with the NASD. At this time, no allegations of wrongdoing have been made by the NASD.

Other Matters

In addition to the matters described above, in the normal course of business, the Company has been named, from time to time, as a defendant or respondent in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its business activities as a consolidated group of regulated broker-dealers providing execution and trading services. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. The Company is contesting liability and/or the amount of damages in each pending matter. However, at this current stage, we do not believe any of these matters will have a material adverse effect on our results of operations or liquidity, although they might be material to operating results for any particular period, depending, in part, upon operating results for that period.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is traded on the Nasdaq National Market under the symbol “NITE.” Public trading of our Class A Common Stock commenced on July 8, 1998. Before that, no public market for our Class A Common Stock existed. The following table sets forth, for the past two years, the high and low quarterly sales price per share of the Class A Common Stock in the Nasdaq National Market:

2001	High	Low
First Quarter	$24.50	$13.00
Second Quarter	19.99	8.39
Third Quarter	12.30	7.25
Fourth Quarter.	13.35	7.53

2002
First Quarter	13.97	6.45
Second Quarter	7.34	3.75
Third Quarter	5.28	3.46
Fourth Quarter.	6.97	3.51

The closing sale price of our Class A Common Stock as reported on the Nasdaq National Market as of March 27, 2003, was $4.05 per share. As of that date there were approximately 531 holders of record of our Class A Common Stock based on information provided by the transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by the transfer agent, there are approximately 59,100 beneficial holders of our Class A Common Stock.

We have never declared or paid a cash dividend on our Class A Common Stock. We currently intend to retain all of our future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many other factors, including, but not limited to, our results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

Item 6.     Selected Financial Data

The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight Trading Group, Inc. and the Notes thereto included elsewhere in this document. You should read the following in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2000, 2001 and 2002 and the Consolidated Statements of Financial Condition Data at December 31, 2001 and 2002 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 1998 and 1999 and the Consolidated Statements of Financial Condition Data at December 31, 1998, 1999 and 2000 are derived from Consolidated Financial Statements not included in this document.

	For the years ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statements of Operations Data (1):	(In thousands, except share and per share data)

Revenues
Net trading revenue	$430,324	$564,630	$1,157,516	$845,105	$395,417
Commissions and fee	41,768	47,943	32,548	16,439	3,983
Asset management fees	34,510	36,757	41,884	19,921	6,134
Interest and dividends, net	5,923	24,949	16,137	11,950	3,981
Investment income and other	14,831	10,433	9,225	3,160	1,520

Total revenues	527,356	684,712	1,257,310	896,575	411,035

Expenses
Employee compensation and benefit	220,162	249,971	421,170	269,224	123,023
Execution and clearance fees	120,519	117,519	112,238	89,575	50,724
Payments for order flow	66,572	81,942	174,646	138,697	82,499
Communications and data processing	37,744	50,856	33,025	18,944	11,721
Depreciation and amortization	37,569	42,759	25,336	11,396	7,271
Occupancy and equipment rentals	25,024	20,540	18,742	10,706	6,139
Professional fees	17,194	15,052	21,527	7,889	4,513
Business development	7,581	11,617	14,806	10,295	2,913
Merger related costs	—	—	—	9,969	—
International charges	35,924	—	—	—	—
Writedown of assets and lease loss accrual	16,157	20,539	—	—	—
Other	16,718	19,572	17,289	7,050	4,150

Total expenses	601,164	630,367	838,779	573,745	292,953

(Loss) Income before income taxes and minority interest	(73,808)	54,345	418,531	322,830	118,082
Income tax (benefit) expense	(21,518)	25,461	159,446	111,546	22,251

(Loss) Income before minority interest	(52,290)	28,884	259,085	211,284	95,831
Minority interest in consolidated subsidiaries	9,048	9,642	837	—	—

Net (loss) income	$(43,242)	$38,526	$259,922	$211,284	$95,831

Basic earnings per share	$(0.36)	$0.31	$2.12	$1.75	$0.93

Diluted earnings per share	$(0.36)	$0.31	$2.05	$1.68	$0.93

Pro forma adjustments
Income before income taxes and minority interest			$418,531	$322,830	$118,082
Adjustment for pro forma employee compensation and benefits (2)			(267)	(7,580)	(5,097)

Pro forma income before income taxes and minority interest			418,264	315,250	112,985
Pro forma income tax expense (3)			160,089	126,790	48,040

Pro forma income before minority interest			258,175	188,460	64,945
Minority interest in consolidated subsidiaries			837	—	—

Pro forma net income			$259,012	$188,460	$64,945

Pro foma basic earnings per share			$2.11	$1.56	$0.63

Pro forma diluted earnings per share			$2.04	$1.50	$0.63

Shares used in basic earnings per share calculations (4)	120,771,786	123,796,181	122,520,733	120,821,710	103,115,712

Shares used in diluted earnings per share calculations (4)	120,771,786	125,758,863	126,863,316	125,755,430	103,115,712

	December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Financial Condition Data:
Cash and cash equivalents	$316,722	$361,294	$364,058	$304,054	$117,705
Securities owned, held at clearing brokers, at market value	1,984,500	1,754,483	1,799,967	910,233	411,288
Receivable from brokers and dealers	480,195	820,103	114,047	215,423	107,537
Total assets	3,171,876	3,226,687	2,521,409	1,540,286	684,644
Securities sold, not yet purchased, at market value	2,254,900	2,039,356	1,427,214	720,919	328,171
Total stockholders' (members') equity	756,416	834,256	774,186	499,231	205,873

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.
(2)	Before our merger with Arbitrade Holdings LLC (“Arbitrade”), the predecessor to our options business and Deephaven, on January 12, 2000, Arbitrade was a limited liability company and compensation and benefits to Arbitrade’s members were accounted for as distributions of members’ equity. Pro forma compensation expense was computed as 15% of the before-tax profits earned by Arbitrade for the years ended December 31, 1998, 1999 and for the period ended January 12, 2000.
(3)	Before our merger, Arbitrade was a limited liability company and was not subject to income taxes. Pro forma income tax expense was computed based on Arbitrade’s income at an effective tax rate of 42.5% for the years ended December 31, 1998 and 1999 and for the period ended January 12, 2000.
(4)	Weighted average shares outstanding for all years presented have been determined as if the merger with Arbitrade occurred as of the earliest date presented. Shares issued in connection with our initial public offering have been considered in determining weighted average shares outstanding only from the date they were issued.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have two reportable business segments: Equity Markets and Asset Management. Within Equity Markets, we are a leading execution specialist making markets in cash equities and in options on individual equities and equity indices. Additionally, we maintain an Asset Management business for institutions and high-net-worth individuals.

Market and Economic Conditions in 2002

In the U.S., market and economic conditions remained difficult during 2002. Investors continued to be concerned with weak corporate earnings and increased uncertainty about the strength and pace of the domestic economic recovery. In addition, investor confidence weakened due to increased concerns regarding the quality of corporate financial reporting and accounting practices, corporate governance, unethical or illegal corporate practices and several significant corporate bankruptcies. These developments, coupled with increased geopolitical unrest, created difficult conditions in the U.S. financial markets, resulting in a decline in the U.S. equity markets for a third consecutive year. During 2002, the Nasdaq Composite Index was down 32% from December 31, 2001. Similarly, the DJIA and the S&P 500 were down 17% and 23%, respectively, from December 31, 2001. The Securities and Exchange Commission (the “SEC”) also enacted certain laws including, among other things, requiring chief executive officers and chief financial officers of public companies to certify the accuracy of certain financial reports and other SEC filings. In addition, The Sarbanes-Oxley Act of 2002 was enacted, which included broad regulation affecting public companies with provisions covering corporate governance and management, new disclosure requirements, oversight of the accounting profession and auditor independence. Economic and market conditions also were similarly difficult in Europe and Japan during 2002. These conditions adversely affected the Company’s 2002 results of operations. It currently is uncertain when these market and economic conditions will improve.

Certain Factors Affecting Results of Operations

Our results of operations may be materially affected by market fluctuations, regulatory changes and by economic factors. We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; the performance of our international businesses; our ability to manage personnel, overhead and other expenses, including our occupancy expenses on our office leases; the strength of our client relationships; the amount of revenue derived from limit orders as a percentage of net trading revenues; the amount of, and volatility in, the results of our statistical arbitrage and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and sales, trading and technology professionals; legislative, legal and regulatory changes; regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation to, increases in our market share and revenue capture in our Equity Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our Equity Markets segment’s services declines and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected. Additionally, our operations could be affected by the activity of certain exchanges. Poor results and low activity at exchanges could materially and adversely affect our operating results and lead to a writedown of certain intangible assets.

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

Trends

We believe that our business is currently impacted by the following trends that may affect our financial condition and results of operations. First, the continuing effects of decimalization and other market structure changes, competition and market conditions have resulted in a significant decline in revenue capture per share in our cash equities market-making operations and revenue capture per contract in our options market-making operations. For example, average revenue capture per share has fallen from $0.0092 in 2000 to $0.0015 in 2002. Average revenue capture per contract has similarly fallen from $5.64 in 2000 to $2.41 in 2002. Average revenue capture per share represents the total net trading revenue from our cash equities market-making operations divided by the volume of U.S. equity shares traded. Average revenue capture per contract reflects the total net trading revenue plus net interest income from our options market-making and specialist operations divided by the volume of our U.S. option contracts traded. Second, decimalization and other market structure changes, competition and market conditions have triggered an industry shift from market makers trading OTC securities solely as principal to executing trades on a riskless principal or agency basis with institutions paying commission-equivalents or commissions, respectively, as declining spreads reduce profits for principal equity trading firms and as firms become more risk-averse in their capital commitments. Currently, we execute the majority of our institutional client orders on a riskless principal or agency basis, charging commission equivalents or commissions, and we execute the majority of our broker-dealer client orders as principal. Third, market makers have reduced their payment for order flow rates as average revenue capture per share and average revenue capture per contract have fallen. We have changed our payment for order flow rates several times in 2001 and 2002. In addition, we also have recently expanded our program of charging execution fees to certain of our broker-dealer clients for certain order flow. Fourth, electronic communication networks (“ECN’s”) and other alternative trading systems, that can charge access fees to counterparties who access their liquidity where market makers cannot, now account for a significant amount of Nasdaq trading volume. Also, direct access trading solutions and application service providers are growing in popularity. The introduction of SuperMontage by Nasdaq and the increase in trading of Nasdaq-listed securities on other exchanges has increased market fragmentation, resulting in increased execution expenses, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fifth, the effects of decimalization and market conditions have resulted in consolidation in the equities and options market-making industries. For example, in 2002, several equity market makers withdrew from providing market-making services or scaled back the number of stocks in which they make markets. In the options area, there also was significant consolidation in 2002.

Revenues

Our revenues consist principally of net trading revenue from U.S. securities market-making activities. Net trading revenue, which consists of trading gains net of trading losses and commission equivalents, is primarily affected by changes in U.S. equity trade and share volumes and U.S. option contract volumes, our average revenue capture per share and per contract, dollar value of equities and options traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients and by regulatory changes and evolving industry customs and practices.

Securities transactions with clients are executed as principal, riskless principal or agent. Profits and losses on principal transactions and commission equivalents on riskless principal transactions are included within net trading revenue, and commissions earned on agency transactions are included within commissions and fees. We execute the majority of our institutional client orders on a riskless principal or agency basis, generating commission equivalents or commissions. We execute the majority of our broker-dealer client orders as principal. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities, changes in commission rates as well as by changes in fees earned for directing trades to certain destinations for execution.

Asset management fees represent fees earned for sponsoring and managing the investment fund managed by Deephaven Capital Management LLC (“Deephaven”)(the “Deephaven Fund”). Asset management fees are primarily affected by the rates of return earned on the Deephaven Fund and changes in the amount of assets under management.

We earn interest income from our cash held at banks and cash held in trading accounts at clearing brokers. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the changes in cash balances held at banks and clearing brokers and our level of securities positions in which we are long compared to our securities positions in which we are short.

Investment income and other income primarily represents income earned, net of losses, related to our strategic investments and our investment in the Deephaven Fund. Investment income and other income are primarily affected by the rates of return earned by the Deephaven Fund as well as the performance and activity of our strategic investments.

Expenses

Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees. Payments for order flow fluctuate based on U.S. equity share and option volume, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, option contract volume, clearance fees charged by clearing brokers and fees paid to access ECNs and exchanges.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual and overall performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of expenses including payments for order flow, execution and clearance costs and overhead allocations (“net profitability”). Through October 2002, compensation for employees engaged in cash equities market-making activities was determined primarily based on a percentage of net profitability. Effective November 2002, the compensation model for our cash equities market-making personnel changed to a salary and discretionary bonus. The compensation model for our options market-making personnel was based on a salary and discretionary bonus throughout 2002.

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for cash equities and options transactions, transaction fees paid to Nasdaq, option exchange fees, payments made to third parties for exchange seat leases, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX, and for executing orders through ECNs.

Payments for order flow represent payments to certain broker-dealers and institutional clients, in the normal course of business, for directing their order flow in U.S. cash equities and U.S. option contracts to us. Payments for order flow change as we modify our payment rates and as our percentage of clients whose policy is not to accept payments for order flow varies.

Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

Depreciation and amortization expense results from the depreciation of fixed assets and leasehold improvements and the amortization of intangible assets with finite lives primarily related to our purchases of various options-related specialist posts. In accordance with SFAS No. 142, as of January 1, 2002, goodwill is no longer being amortized.

Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

Professional fees consist of legal and other professional fees, as well as fees paid to computer programming, systems and management consultants.

Business development expense primarily consists of travel, sales and advertising costs.

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

Results of Operations

The following table sets forth the consolidated statement of operations data as a percentage of total revenues:

	For the years ended December 31,
	2002	2001	2000
Revenues
Net trading revenue	81.6%	82.5%	92.1%
Commissions and fees	7.9%	7.0%	2.6%
Asset management fees	6.6%	5.4%	3.3%
Interest and dividends, net	1.1%	3.6%	1.3%
Investment income and other	2.8%	1.5%	0.7%

Total revenues	100.0%	100.0%	100.0%

Expenses
Employee compensation and benefits	41.7%	36.5%	33.5%
Execution and clearance fees	22.9%	17.2%	8.9%
Payments for order flow	12.6%	12.0%	13.9%
Communications and data processing	7.2%	7.4%	2.6%
Depreciation and amortization	7.1%	6.2%	2.0%
Occupancy and equipment rentals	4.7%	3.0%	1.5%
Professional fees	3.3%	2.2%	1.7%
Business development	1.4%	1.7%	1.2%
International charges	6.8%	0.0%	0.0%
Writedown of assets and lease loss accrual	3.1%	3.0%	0.0%
Other	3.2%	2.9%	1.4%

Total expenses	114.0%	92.1%	66.7%

(Loss) income before income taxes and minority interest	–14.0%	7.9%	33.3%
Income tax (benefit) expense	–4.1%	3.7%	12.7%

(Loss) income before minority interest	–9.9%	4.2%	20.6%
Minority interest in consolidated subsidiaries	1.7%	1.4%	0.1%

Net (loss) income	–8.2%	5.6%	20.7%

Years Ended December 31, 2002 and 2001

The net loss for 2002 was $43.2 million, resulting in a loss per share on a fully diluted basis of $0.36. This compares to net income of $38.5 million and earnings per share of $0.31 on a fully diluted basis in 2001. In 2002, total revenues decreased 23.0% to $527.4 million, from $684.7 million in 2001, primarily related to decreased average revenue capture per share and contract offset, in part, by volume increases.

Expenses decreased 4.6% to $601.2 million, down from $630.4 million in 2001. Our expenses for 2002 and 2001 included $52.1 million and $20.5 million, respectively, in international charges, writedowns of assets and lease loss accruals. Excluding these charges, expenses decreased 10.0% to $549.1 million in 2002, from  $609.8 million in 2001. This decrease was primarily related to lower employee compensation due to reduced headcount and lower profitability, decreased communications and data processing expenses and lower payment for order flow expenses due to reductions in our payment for order flow rates.

In 2002, our Equity Markets segment had revenues of $490.3 million, and a loss before income taxes and minority interest of $96.7 million (loss includes $35.9 million in international charges and $16.2 million in writedown of assets and lease loss accruals). In 2001, our Equity Markets segment had revenues of  $648.0 million, and income before income taxes and minority interest of $27.9 million (income is net of $20.5 million of writedown of assets and lease loss accruals).

In 2002, our Asset Management segment had revenues of $47.4 million and income before income taxes and minority interest of $22.9 million. In 2001, our Asset Management segment had revenues of $42.7 million and income before income taxes and minority interest of $26.5 million.

Revenues

Net trading revenue from equity securities market-making decreased 28.8% to $310.2 million in 2002, from $435.7 million in 2001. Equity trading revenues are almost entirely comprised of revenues from U.S. equity market-making. This decrease in equity trading revenue was primarily due to a 53.1% decrease in average revenue capture per share. Average revenue capture per share has continued to be adversely impacted by a reduction in spreads due to decimalization and the resulting one-penny minimum price spread, and the reduction in the average market price of shares traded. This decrease in net trading revenues due to the reduction of average revenue capture was offset, in part, by a 49.6% increase in U.S. equity share volume. However, the majority of the increase in U.S. equity share volume was due to higher share volume in low-priced Bulletin Board and Pink Sheet stocks, which have a lower average revenue capture per share.

Net trading revenue from options market-making decreased 6.9% to $120.1 million in 2002, from  $128.9 million in 2001. The decrease was primarily due to a 33.4% decrease in average revenue capture per contract, partially offset by a 33.2% increase in U.S. option contract volume. Our U.S. option contract volume was positively impacted by Knight Financial Products LLC’s (“KFP”) purchases of additional exchange posts during 2001 and 2002, which increased our overall options market-making coverage but was offset, in part, by the delisting of a number of option classes with limited volumes.

	For the years ended December 31,
	2002	2001	Change	% of Change
Equity market-making net trading revenues (millions)	$310.2	$435.7	$(125.5)	–28.8%
Options market-making net trading revenues (millions)	120.1	128.9	(8.8)	–6.9%

Total net trading revenues (millions)	$430.3	$564.6	$(134.3)	–23.8%
U.S. equity shares traded (billions)	202.0	135.0	67.0	49.6%
U.S. equity trades executed (millions)	126.7	117.3	9.4	8.0%
U.S. option contracts (millions)	49.9	37.4	12.5	33.2%
Average revenue capture per U.S. equity share ($)	0.0015	0.0032	(0.0017)	–53.1%
Average revenue capture per U.S. option contract ($)	2.41	3.62	(1.21)	–33.4%
% of Bulletin Board equity shares of total U.S. equity shares	53.2%	47.7%	5.5%	11.5%

Commissions and fees decreased 12.9% to $41.8 million in 2002, from $47.9 million in 2001. This decrease is primarily due to lower commission-based volumes and lower commission rates in our options order routing activities. Additionally, there was a decrease in the fees we receive for providing certain information to market data providers.

Asset management fees decreased 6.1% to $34.5 million in 2002 from $36.8 million in 2001. The decrease in fees was primarily due to a decrease in fund returns to the investor from 11.5% in 2001 to 7.8% in 2002. The decrease was offset, in part, by the increase in the average amount of funds under management throughout the year in the Deephaven Fund. The average month-end balance of funds under management increased to approximately $1.2 billion during 2002, from an average of approximately $1.0 billion in 2001.

	For the years ended December 31,
	2002	2001	Change	% of Change
Asset Management Fees (millions)	$34.5	$36.8	$(2.3)	–6.1%
Average month-end balance of assets under management (millions)	1,173.3	1,029.1	144.2	14.0%
Annual Fund return to investor	7.8%	11.5%	–3.7%	–32.2%

Interest income, net of interest expense, decreased 76.3% to $5.9 million in 2002, from $24.9 million in 2001. This decrease was primarily due to lower cash balances held at banks and at our clearing brokers, changes in the composition of our market-making positions as well as lower interest rates.

Investment income and other income increased 42.1% to $14.8 million in 2002, from $10.4 million in 2001. This increase was primarily due to an increase in earnings related to our investment in the Deephaven Fund. The increased earnings were directly related to the increase in our investment in the Fund. The Company had  $153.8 million invested in the Deephaven Fund as of December 31, 2002, up from $50.9 million as of  December 31, 2001.

Expenses

Employee compensation and benefits expense decreased 11.9% to $220.2 million in 2002, from  $250.0 million in 2001. The decrease was primarily due to lower headcount and lower incentive compensation as a result of a decrease in gross trading profits and margins, offset in part by increased severance costs. Due to a decrease in revenues and our profitability, employee headcount was reduced during 2001 and 2002. Our number of full time employees decreased to 1,027 at December 31, 2002, from 1,307 full time employees at December 31, 2001. In conjunction with these headcount reductions, we incurred severance costs of $10.2 million in 2002, up from $5.9 million for 2001.

Execution and clearance fees increased 2.6% to $120.5 million in 2002, from $117.5 million in 2001. Execution and clearance fees increased due to the increase in U.S. options contracts and U.S. equity trades executed as well as increased costs related to executing orders through ECNs. In 2002, execution fees from ECNs were $13.1 million, compared to $10.8 million in 2001. The increase in execution and clearance fees was partially offset as a result of the reduction in clearing rates in our U.S. equities market-making businesses in 2001 and the closure of European equities market-making in 2002.

Payments for order flow decreased 18.8% to $66.6 million in 2002, from $81.9 million in 2001. The decrease was primarily due to changes in our payment for order flow policy initiated in 2001 and 2002, partially offset by increased volumes for U.S. equity shares traded and U.S. options contracts executed.

Communications and data processing expense decreased 25.8% to $37.7 million in 2002, from $50.9 million in 2001. This decrease was generally attributable to a decrease in headcount and related technology costs as well as the reduction in our European operations.

Depreciation and amortization expense decreased 12.1% to $37.6 million in 2002, from $42.8 million in 2001. This decrease was primarily due to the adoption of SFAS No. 142 and the write-off of $11.0 million of fixed assets. The adoption of this statement decreased amortization expense by approximately $6.8 million in 2002, compared to 2001. Additionally, depreciation expense was impacted by both our purchases and writedowns of fixed assets throughout 2002. See Footnote 5 to the Consolidated Financial Statements for further information on our adoption of SFAS No. 142.

Occupancy and equipment rentals expense increased 21.8% to $25.0 million in 2002, from $20.5 million in 2001. This increase was primarily attributable to additional leased office space in Jersey City, NJ. We currently have 266,000 square feet of unoccupied office space in Jersey City.

Professional fees increased 14.2% to $17.2 million in 2002, from $15.1 million in 2001. The increase in 2002 was primarily due to the payment in 2002 of a one-time asset management consulting fee related to the retirement of Deephaven’s CEO as of the end of 2001, offset in part by a decrease in technology consulting expenses, and professional fees related to our European business.

Business development and Other expenses decreased 34.7% and 14.6%, respectively. The primary reasons for the decreases were lower travel and entertainment and administrative costs.

International charges were $35.9 million in 2002. During the first half of 2002, after performing a review of its unprofitable European operations, the Company eliminated market-making in French, German and Nasdaq Europe stocks and reduced its European headcount by approximately 47%. In addition, during the fourth quarter of 2002, the Company eliminated market-making in UK stocks and further reduced its European headcount by an additional 40%. The international charges incurred in 2002 included $13.1 million related to the writedown of our investment in Nasdaq Europe, $7.4 million related to the writedown of fixed assets that are no longer actively used, $6.2 million related to contract terminations, $4.2 million related to the writedown of excess real estate and $1.2 million of other charges. The Company also incurred $3.2 million in severance costs related to its European business, which was included in Employee compensation and benefits expense. In addition to the charges taken for our European operations, KSJ incurred a $3.8 million charge related to the writedown of our investment in Nasdaq Japan.

During 2002, charges of $16.2 million were incurred related to our domestic businesses. The charges consist of $8.9 million of a lease loss accrual related to the writedown of our excess real estate capacity, $3.6 million related to the writedown of fixed assets that are no longer actively used, $3.0 million related to the writedown of strategic investments and $700,000 related to a writedown of exchange seats.

Our effective income tax rates of 29.2% and 46.9% for 2002 and 2001, respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes, non-deductible foreign losses and the amortization of goodwill in 2001.

Years Ended December 31, 2001 and 2000

The net income for 2001 was $38.5 million, resulting in earnings per share (“EPS”) on a fully diluted basis of $0.31. This compares to net income of $259.9 million and an EPS of $2.05 on a fully diluted basis in 2000. In 2001, total revenues decreased 45.5% to $684.7 million, from $1,257.3 million in 2000, primarily related to decreased average revenue capture per share and contract.

Expenses decreased 24.8% to $630.4 million, down from $838.8 million in 2000. Our expenses for 2001 included $20.5 million in writedowns of assets and lease loss accruals. Excluding these charges, expenses in 2001 decreased $228.9 million, or 27.3%, from 2001. This decrease was primarily related to lower employee compensation due to lower profitability and reduced headcount and lower payments for order flow due to reductions in our payment for order flow rates.

In 2001, our Equity Markets segment had revenues of $648.0 million, and income before income taxes and minority interest of $27.9 million (income is net of $20.5 million of writedown of assets and lease loss accruals). In 2000, our Equity Markets segment had revenues of $1,236.5 million and income before income taxes and minority interest of $383.8 million.

In 2001, our Asset Management segment had revenues of $42.7 million and income before income taxes and minority interest of $26.5 million. In 2000, our Asset Management segment had revenues of $46.1 million and income before income taxes and minority interest of $34.7 million

Revenues

Net trading revenue from equity security market-making decreased 57.3% to $435.7 million in 2001, from $1,020.9 million in 2000. Equity trading revenues are almost entirely comprised of revenues from U.S. equity market-making. This decrease in equity trading revenue was primarily due to the 65.2% decrease in average revenue capture per share. Average revenue capture per share was impacted by a reduction in spreads due to decimalization in 2001 and the reduction in the average market price of shares traded. The decrease in net trading revenues due to average revenue capture per share was offset, in part, by a 20.5% increase in U.S. equity share volume. However, the majority of the increase in U.S. equity share volume was due to higher share volume in low-priced Bulletin Board and Pink Sheet stocks, which have a lower revenue capture per share.

Net trading revenue from options market-making decreased 5.6% to $128.9 million in 2001, from  $136.6 million in 2000. The decrease was primarily due to a 35.8% decrease in the average revenue capture per contract, partially offset by a 75.1% increase in U.S. option contract volume. Our U.S. option contract volume was positively impacted by KFP’s purchases of additional exchange posts during 2001, which increased our overall options market-making coverage.

	For the years ended December 31,
	2001	2000	Change	% of Change
Equity market-making net trading revenues (millions)	$435.7	$1,020.9	$(585.2)	–57.3%
Options market-making net trading revenues (millions)	128.9	136.6	(7.7)	–5.6%

Total net trading revenues (millions)	$564.6	$1,157.5	$(592.9)	–51.2%
U.S. equity shares traded (billions)	135.0	112.1	22.9	20.5%
U.S. equity trades executed (millions)	117.3	142.7	(25.4)	–17.8%
U.S. option contracts (millions)	37.4	21.4	16.0	75.1%
Average revenue capture per U.S. equity share ($)	0.0032	0.0092	(0.0060)	–65.2%
Average revenue capture per U.S. option contract ($)	3.62	5.64	(2.02)	–35.8%
% of Bulletin Board equity shares of total U.S. equity shares	47.7%	37.4%	10.3%	27.5%

Commissions and fees increased 47.3% to $47.9 million in 2001, from $32.5 million in 2000. This increase is primarily due to commissions received by our professional option execution services business, Knight Execution Partners LLC (“KEP”), for directing order executions, as well as higher U.S. equity share volumes from institutions in listed securities.

Asset management fees decreased 12.2% to $36.8 million in 2001 from $41.9 million in 2000. The decrease in fees was primarily due to a decrease in fund returns from 33.6% in 2000 to 11.5% in 2001. The decrease was offset, in part, by the increase in the average month-end balance of funds under management in the Deephaven Fund, which increased to $1.0 billion during 2001, from $507 million during 2000.

	For the years ended December 31,
	2001	2000	Change	% of Change
Asset Management Fees (millions)	$36.8	$41.9	$(5.1)	–12.2%
Average month-end balance of assets under management (millions)	1,029.1	506.6	522.5	103.1%
Annual Fund return to investor	11.5%	33.6%	–22.1%	–65.8%

Interest income, net of interest expense, increased 54.6% to $24.9 million in 2001, from $16.1 million in 2000. This increase was primarily due to changes in the composition of our market-making positions.

Investment income and other income increased 13.1% to $10.4 million in 2001, from $9.2 million in 2000. This increase was primarily due to an increase in benefits received from a state employment incentive grant.

Expenses

Employee compensation and benefits expense decreased 40.6% to $250.0 million in 2001, from  $421.2 million in 2000. The decrease was primarily due to decreased incentive compensation as a result of the 51.2% decrease in net trading revenue. Due to a decrease in revenues and our profitability, employee headcount was reduced during 2001. Our number of full time employees decreased to 1,307 at December 31, 2001, from 1,364 full time employees at December 31, 2000.

Execution and clearance fees increased 4.7% to $117.5 million in 2001, from $112.2 million in 2000. Execution and clearance fees increased due to the increase in U.S. options contracts executed and the expansion of our international businesses in Europe and Japan, offset by the decrease in U.S. equity trades executed.

Payments for order flow decreased 53.1% to $81.9 million in 2001, from $174.6 million in 2000. The decrease was primarily due to changes in our payment for order flow policy initiated in 2001. The decrease was partially offset by increased volumes for U.S. equity shares traded and U.S. options contracts executed.

Communications and data processing expense increased 54.0% to $50.9 million in 2001, from $33.0 million in 2000. This increase was generally attributable to our investments in technology, the growth of our options business and our international expansion in Europe and Japan.

Depreciation and amortization expense increased 68.8% to $42.8 million in 2001, from $25.3 million in 2000. This increase was primarily due to the purchase of approximately $50.2 million of additional fixed assets and leasehold improvements during 2001 and the amortization of goodwill and intangible assets primarily related to the acquisition of various options related specialists posts.

Occupancy and equipment rentals expense increased 9.6% to $20.5 million in 2001, from $18.7 million in 2000. This increase was primarily attributable to additional leased office space.

Professional fees decreased 30.1% to $15.1 million in 2001, from $21.5 million in 2000. This decrease was primarily due to our investments in technology and our international businesses in Europe and Japan during 2000.

Business development expense decreased 21.5% to $11.6 million in 2001, from $14.8 million in 2000. This decrease was primarily the result of decreased advertising and lower travel and entertainment costs.

During 2001, charges of $20.5 million were incurred relating to our domestic businesses. The charges consist of $10.7 million related to the writedown of strategic investments, $6.8 million related to the writedown of fixed assets that are no longer actively used, $1.4 million related to the writedown of excess real estate capacity and $1.6 million related to a writedown of exchange seats.

Other expenses increased 13.2% to $19.6 million in 2001, from $17.3 million in 2000. This was primarily the result of increased administrative expenses and other operating costs in connection with our options business growth as well as our European and Japanese expansion.

Our effective tax rates of 46.9% and 38.1% for 2001 and 2000, respectively, differ from the federal statutory rate of 35% due primarily to state income taxes, non-deductible foreign losses and the amortization of goodwill.

Liquidity

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings. As of December 31, 2002, we had $3.2 billion in assets, 88% of which consisted of cash or assets readily convertible into cash, principally receivables from clearing brokers and securities owned. Receivables from clearing brokers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. At December 31, 2002, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $366.0 million. Additionally, our investment in the Deephaven Fund was $153.8 million at December 31, 2002. This investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Fund.

(Loss)/income before income taxes and minority interest plus depreciation and amortization and net non-cash writedowns was ($395,000), $109.4 million and $443.9 million during 2002, 2001 and 2000, respectively. Depreciation expense was $35.1 million, $33.8 million and $18.8 million during 2002, 2001 and 2000, respectively. Amortization expense, which related to intangible assets and, prior to 2002, goodwill, was  $2.5 million, $8.9 million and $6.5 million during 2002, 2001 and 2000, respectively. Net non-cash writedowns consisted of $35.8 million and $12.3 million during 2002 and 2001, respectively, primarily related to fixed assets no longer actively being used and strategic investments.

Net purchases and proceeds from strategic investments and acquisitions were $1.7 million, $15.7 million and $58.9 million during 2002, 2001 and 2000, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of option specialist posts in support of the development and growth of our business. We increased our investment in the Deephaven Fund by $102.9 million and  $38.3 million during 2002 and 2001, respectively. Additionally, on February 1, 2003, we invested an additional $25.0 million in the Deephaven Fund.

Capital expenditures were $16.3 million, $50.2 million and $71.0 million during 2002, 2001 and 2000, respectively. Capital expenditures primarily relate to the purchase of data processing and communications equipment, capitalized software and leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost.

On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. At its July 16, 2002 meeting, the Board of Directors authorized an increase in the size of this repurchase program from $35 million to $70 million. Through December 31, 2002, under the $70 million stock repurchase program, the Company had repurchased 7,960,000 shares for $41.2 million. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. Knight Trading Group had approximately 117.9 million shares of common stock outstanding as of December 31, 2002.

On February 28, 2003, the Company announced that it had utilized $69.1 million of its previously announced $70 million share repurchase program. As of such date, the Company had repurchased approximately 13,767,000 shares. The repurchase activity during the first quarter of 2003 included open market purchases, as well as a privately negotiated block transaction for 4,775,000 shares that was effected with a dealer on behalf of Ameritrade Holding Corporation. The Company cautions that there are no assurances that any further repurchases may actually occur. No determination has been made at this time as to whether the Company will extend or close out the current repurchase program.

As registered broker-dealers, Knight Securities, L.P. (“KS”), Knight Capital Markets LLC (“KCM”), KFP and KEP are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At December 31, 2002, KS had net capital of $142.4 million, which was $139.3 million in excess of its minimum net capital requirement of $3.1 million, KCM had net capital of $32.5 million which was $31.5 million in excess of its minimum net capital requirement of $1.0 million, KFP had net capital of $34.3 million which was $34.0 million in excess of its minimum net capital requirement of $250,000 and KEP had net capital of $2.9 million which was $2.6 million in excess of its minimum net capital requirement of $300,000. Additionally, Knight Securities International Ltd. (“KSIL”) and Knight Securities Japan Ltd. (“KSJ”) are subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan, respectively. KSIL had net capital of $2.7 million, which was $0.8 million in excess of its minimum net capital requirement of $1.9 million, and KSJ had net capital of approximately $22.7 million, which was $18.6 million in excess of its minimum net capital requirement of approximately $4.1 million.

We have no long-term debt at December 31, 2002 nor do we currently have any debt commitments for 2003. We do not anticipate that we will need to incur long-term debt to meet our 2003 capital expenditure and operating needs. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations.

The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of December 31, 2002 are summarized below:

	Payments due in:
	2003	2004-2005	2006-2007	2008-Thereafter	Total
Operating Lease Obligations(1)	$21,150,399	$29,006,422	$18,552,337	$123,565,588	$192,274,746
Guaranteed Employment Contracts(1)	19,502,500	17,475,418	—	—	36,977,918

Total	$40,652,899	$46,481,840	$18,552,337	$123,565,588	$229,252,664

(1)	See Footnote number 11 to the Consolidated Financial Statements included elsewhere in this document.

International Operations

During 1999 and early 2000, the U.S. equity markets and retail transaction volumes were experiencing record growth. At that time, we anticipated that this growth in the U.S. equity markets, and specifically, on-line retail trading would expand to the European and Japanese equity markets. To capitalize on this opportunity, we made significant international investments in 2000 and 2001. However, this growth did not materialize as expected, as trading volumes were significantly lower than anticipated partly due to poor economic and market conditions. As a result, our international infrastructure investments, especially in Europe, proved to be oversized for the market environment.

Due to lower volumes, difficult market conditions and significant operating losses in 2000 and 2001, we discontinued all European market-making in 2002. As a result, European headcount has been reduced from a peak of approximately 200 employees in mid-2001 to 28 employees as of December 31, 2002. In accordance with this reduction in business we incurred $32.1 million in charges and severance expense of $3.2 million.

Due to the approval by the Japanese Securities Dealers Association in 2002 to create a mandatory central limit order book for retail-sized equity transactions on Jasdaq, the withdrawal of Nasdaq Japan, poor market conditions and limited market structure changes in Japan, KSJ’s original business plan has been significantly impaired. The Company had incurred a charge of $3.8 million related to the writedown of KSJ’s Nasdaq Japan investment in 2002. For further discussion, see section entitled “Subsequent Events” included below in this section.

Collateralized Loan to Former Officer

Upon the retirement of Mr. Irvin Kessler, the former Chief Executive Officer of Deephaven, as of December 31, 2001, the Company entered into a consulting agreement with Mr. Kessler. In order to maintain Mr. Kessler’s relationships with the Deephaven Fund investors and maintain Mr. Kessler’s continued investment in the Deephaven Fund, the Company agreed to provide Mr. Kessler with a full recourse collateralized loan of $25 million. On June 13, 2002, the Company entered into loan and security documents with Mr. Kessler providing for such a loan. The loan matures on March 31, 2003.

The Company has no other loans to any former or current officers or directors.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed, and costs related to the excess capacity are accrued. During 2002, we incurred $8.9 million of lease loss expense that is included on the Consolidated Statements of Operations in the Writedown of assets and lease loss accrual line item. The majority of this amount is related to our lease at 545 Washington Boulevard in Jersey City, New Jersey, of approximately 266,000 square feet, all of which is currently unoccupied. The Company engaged a real estate broker in order to sub-lease approximately 100,000 square feet based on an assessment of our real estate needs. In accordance with SFAS No. 13 Accounting for Leases, the Company recorded a lease loss accrual of $8.1 million in 2002 related to this sub-lease. The accrual at December 31, 2002 was derived from assumptions and estimates based on lease terms of the anticipated sub-lease agreement, which assumed a sub-lease would have commenced in the second quarter of 2003, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

For further discussion, see the section entitled “Subsequent Events” included below in this section.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested, at a minimum, on an annual basis.

•	Our goodwill of $17.5 million is related to the purchase of our listed equities market maker, KCM, and our order routing business of KEP. During our annual tests for impairment done in 2002, it was determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. It was determined that no impairment charge was necessary.

•	Our intangible assets balance of $34.9 million is attributable to our equity markets business segment and includes trading rights and trading posts on the Chicago Board Options Exchange, American Stock Exchange, Pacific Exchange and the Philadelphia Stock Exchange. These assets are being amortized over their useful lives, which have been determined to be 15 years. During our annual tests for impairment done in 2002, it was determined that the carrying value and the useful lives of these assets were not impaired.

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Strategic investments, which include our investment in Nasdaq, are reviewed on an ongoing basis to ensure that the valuations have not been impaired. For further discussion, see the section entitled “Subsequent Events” included below in this section.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Writedown of Fixed Assets—Writedowns of fixed assets are recognized when it is determined that the carrying amount of the fixed asset is not recoverable or has been impaired. The amount of the writedown is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining recoverability and impairment, an estimated fair value is obtained through research and inquiry of the market.

Subsequent Events

On March 31, 2003, the Company and its partner, Nikko Cordial Group, announced that KSJ will cease its trading operations by early May 2003. Following such date, the parties will commence the process required to liquidate KSJ. The Company expects to record a charge of up to three cents ($0.03) per share during the second quarter of 2003 relating to the liquidation of KSJ.

During the first quarter of 2003, the Company recorded an additional $9.8 million lease loss accrual related to excess real estate capacity in Jersey City, NJ due to further softening of the real estate market. The accrual was based on our revised sub-lease assumptions received from our real estate advisors, which assumes a sub-lease will commence in mid-2004. We continually monitor the market and space to assess the reasonableness of our applicable assumptions for the accrual. Should market rates continue to deteriorate, we may have to record additional lease loss accruals in the future.

In accordance with our policy of accounting for strategic investments at fair value, during the first quarter of 2003, the Company wrote-down its investment in Nasdaq by $6.8 million.

In the first quarter of 2003, the Company will record a charge of approximately $3.0 million for severance and other separation payments related to workforce reductions.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with an indefinite useful life will no longer be amortized and are tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. The useful lives and any impairment of other intangible assets will also be tested at least annually. We adopted the provisions of SFAS No. 142 effective January 1, 2002. See Footnote No. 5 of the Consolidated Financial Statements included in this document to see the impact that the adoption of this statement had on our operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted the provisions of SFAS No. 143 effective January 1, 2002. The adoption of this statement did not have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single model for accounting for the impairment or disposal of long-lived assets. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this statement did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We adopted the provisions of SFAS No. 146 effective January 1, 2003 and do not believe that the adoption of this statement will have a material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We adopted the disclosure provisions of FIN 45 effective December 31, 2002 and we are presently evaluating the impact it may have on our financial statements.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002, and continue to follow APB 25. The adoption of this statement did not have a material impact on our financial statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We adopted the provisions of this statement effective November 1, 2002. The adoption of this statement had no effect on our financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. As the Company does not have any VIEs, the adoption of this statement will not have an effect on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

We employ automated proprietary trading and position management systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at December 31, 2002 and 2001 was $130.8 million and $152.8 million, respectively, in long positions and $84.8 million and $153.6 million, respectively, in short positions. Additionally, at December 31, 2001, we had $137.5 million in long positions and $70.5 million in short positions in accounts managed by Deephaven. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $4.6 million loss and a $6.6 million loss as of December 31, 2002 and 2001, respectively, due to the offset of losses in long positions with gains in short positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities from our cash equities business).

	2002		2001		2000
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$257,749,150	$16,268,792	$263,363,432	$15,983,285	$315,072,743	$62,933,087
Highest month-end	374,524,547	45,952,708	518,042,400	70,961,224	511,802,399	186,379,465
Lowest month-end	211,934,738	2,377,376	200,780,312	(41,878,074)	217,495,778	(57,737,157)

In the normal course of our options business, we maintain inventories of options, futures and equities. Our main exposure is from equity price and volatility risk. We manage these exposures by constantly monitoring and diversifying our exposures and position sizes and establishing offsetting hedges. Our market-making staff and trading room managers continuously manage our positions and our risk exposures. Our systems incorporate trades and update our risk profile using options pricing models on a real-time basis.

Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a timely basis, risk reports are distributed to senior management and the firm’s risk managers who incorporate this information in our market-making decisions. These reports identify potential exposures with respect to options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At December 31, 2002, 10% movements in volatility and stock prices on our entire equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market-making portfolio:

Change in Stock Prices
	–10%	None	+10%
Change in Volatility
+10%	$0.4 million	$0.3 million	$3.5 million
None	0.2 million	—	3.2 million
–10%	0.9 million	$0.2 million	2.8 million

This stress analysis covers positions in options and futures, underlying securities and related hedges. The 10% changes in stock prices and volatility in the charts above make the assumption of a universal 10% movement in all of our underlying positions. The analysis also includes a number of estimates that we believe to be reasonable, however, we cannot assure that they will produce an accurate measure of future risk.

As of December 31, 2002, we had $153.8 million invested in the Deephaven Fund, which is managed by Deephaven. The general objective of “market neutral” strategies is to capture mispricings or spreads between related capital instruments. The Deephaven Fund uses the following strategies: domestic convertible trading, international convertible trading, statistical arbitrage trading, risk arbitrage trading, volatility trading and investing in private placement transactions in public companies. Because the basis of the Deephaven Fund’s strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Deephaven Fund is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible portfolio and that part of the portfolio will have some correlation to credit spreads. “Market neutral” trading involves substantial risks. Disruptions in historical pricing relationships (as occurred during the period of August – October 1998) can result in significant losses. In addition, market neutral strategies are subject to the risk of a tightening of dealer credit, forcing premature liquidation of positions. The Deephaven Fund also utilizes leverage, to the extent available and deemed by Deephaven to be consistent with Fund’s risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

Similar to our Equity Markets segment, the Deephaven Fund employs automated proprietary trading and position management systems that provide on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management, as are individual and aggregate dollar and inventory position totals and profits and losses by strategy. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis. There can be no assurances that the Deephaven Fund’s strategy will be successful in achieving either its risk control or its profit objectives.

For working capital purposes, we invest in money market funds, commercial paper, government securities or maintain interest-bearing balances in our trading accounts with clearing brokers, which are classified as cash and cash equivalents and receivable from clearing brokers, respectively, in the Consolidated Statements of Financial Condition. These other amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily, and are not material to the Company’s overall cash position.

Consolidated Quarterly Results (unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data and certain unaudited consolidated quarterly operating data for 2002 and 2001, respectively. In the opinion of our management, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(in thousands)
Revenues
Net trading revenue	$107,697	$98,544	$111,403	$112,680	$139,106	$103,039	$135,030	$187,454
Commissions and fees	10,868	9,883	10,267	10,750	11,317	9,688	12,426	14,512
Asset management fees	14,479	6,053	6,848	7,130	4,978	10,471	8,588	12,720
Interest and dividends, net	1,622	1,674	1,020	1,607	4,332	6,599	8,709	5,309
Investment income and other	7,385	3,884	2,229	1,333	2,587	1,142	1,053	5,651

Total revenues	142,051	120,038	131,767	133,500	162,320	130,939	165,806	225,646

Expenses
Employee compensation and benefits	55,942	48,259	57,318	58,643	58,002	53,636	58,638	79,695
Execution and clearance fees	32,347	30,228	29,230	28,714	30,729	26,645	30,096	30,049
Payments for order flow	16,014	14,515	17,038	19,005	17,610	14,413	20,200	29,718
Communications and data processing	8,366	8,649	9,802	10,927	11,392	13,237	13,396	12,831
Depreciation and amortization	9,022	9,154	9,689	9,704	11,548	10,620	10,368	10,223
Occupancy and equipment rentals	5,220	5,637	6,929	7,238	6,799	4,144	4,586	5,011
Professional fees	3,727	3,598	3,186	6,683	2,207	3,681	3,510	5,654
Business development	1,847	1,326	3,217	1,191	1,751	2,392	4,105	3,370
International charges	3,691	277	27,645	4,311	—	—	—	—
Writedown of assets and lease loss accrual	5,704	1,392	4,862	4,199	2,343	6,624	11,572	—
Other	6,203	3,221	3,137	4,157	3,699	5,659	4,271	5,943

Total expenses	148,083	126,256	172,053	154,772	146,080	141,051	160,742	182,494

(Loss) income before income taxes and minority interest	(6,032)	(6,218)	(40,286)	(21,272)	16,240	(10,112)	5,064	43,152
Income tax (benefit) expense	(1,698)	(1,806)	(12,626)	(5,388)	5,052	(1,129)	3,556	17,982

(Loss) income before minority interest	(4,334)	(4,412)	(27,660)	(15,884)	11,188	(8,983)	1,508	25,170
Minority interest in consolidated subsidiaries	(746)	(981)	(4,133)	(3,188)	(2,289)	(3,311)	(2,295)	(1,747)

Net (loss) income	$(3,588)	$(3,431)	$(23,527)	$(12,696)	$13,477	$(5,672)	$3,803	$26,917

Basic earnings per share	$(0.03)	$(0.03)	$(0.19)	$(0.10)	$0.11	$(0.05)	$0.03	$0.22

Diluted earnings per share	$(0.03)	$(0.03)	$(0.19)	$(0.10)	$0.11	$(0.05)	$0.03	$0.21

Other Operating Data
Total U.S. equity shares traded (in millions)	63,168	51,529	46,172	41,115	43,100	31,422	34,066	26,451
Total U.S. equity trades executed	37,654	31,108	29,146	28,792	30,900	24,414	31,804	30,177
Average daily U.S. equity trades	588	486	455	480	483	414	505	487
Average daily net U.S. equities trading revenues	$1,116	$1,049	$1,268	$1,352	$1,777	$1,162	$1,697	$2,342
Total U.S. option contracts executed	12,925	13,465	12,191	11,292	9,827	8,677	10,486	8,450

(*)	Certain prior quarter amounts have been reclassified to conform to current year presentation.

Item 8.    Financial Statements and Supplementary Data

KNIGHT TRADING GROUP, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Knight Trading Group, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Knight Trading Group, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Footnote 5, the Company has adopted the goodwill provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

New York, New York

January 23, 2003, except Note 18,

as to which is dated March 31, 2003

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2002	December 31, 2001
Assets
Cash and cash equivalents	$316,722,259	$361,294,311
Securities owned, held at clearing brokers, at market value	1,984,500,084	1,754,482,505
Receivable from brokers and dealers	480,195,130	820,103,479
Investment in Deephaven sponsored fund	153,790,799	50,919,198
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $92,584,450 in 2002 and $67,505,292 in 2001	58,066,695	90,125,704
Strategic investments	24,715,110	41,746,399
Intangible assets, less accumulated amortization of $5,388,342 in 2002 and $2,876,448 in 2001	34,852,535	34,363,040
Goodwill	17,536,945	17,536,945
Other assets	101,496,749	56,115,374

Total assets	$3,171,876,306	$3,226,686,955

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$2,254,900,355	$2,039,355,967
Payable to brokers and dealers	35,271,654	227,526,691
Accrued compensation expense	60,525,247	65,121,718
Accounts payable, accrued expenses and other liabilities	52,753,720	39,777,346

Total liabilities	2,403,450,976	2,371,781,722

Minority interest in consolidated subsidiaries	12,009,561	20,648,809

Commitments and contingent liabilities (Notes 11 and 16)

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 124,705,287 shares issued and 117,857,820 shares outstanding at December 31, 2002 and 124,158,570 shares issued and outstanding at December 31, 2001	1,247,053	1,241,586
Additional paid-in capital	340,211,426	335,796,119
Retained earnings	460,541,000	504,472,861
Treasury stock, at cost; 6,847,467 shares at December 31, 2002 and 0 shares at December 31, 2001	(35,423,292)	—
Unamortized stock-based compensation	(6,791,533)	(672,763)
Accumulated other comprehensive income (loss)—foreign currency translation adjustments, net of tax and minority interest	(3,368,885)	(6,581,379)

Total stockholders’ equity	756,415,769	834,256,424

Total liabilities and stockholders’ equity	$3,171,876,306	$3,226,686,955

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2002	2001	2000
Revenues
Net trading revenue	$430,323,796	$564,630,212	$1,157,515,897
Commissions and fees	41,767,970	47,942,570	32,547,907
Asset management fees	34,510,112	36,756,865	41,883,882
Interest and dividends, net	5,923,334	24,949,310	16,137,298
Investment income and other	14,830,895	10,433,418	9,224,764

Total revenues	527,356,107	684,712,375	1,257,309,748

Expenses
Employee compensation and benefits	220,162,394	249,971,154	421,169,673
Execution and clearance fees	120,518,753	117,518,622	112,238,423
Payments for order flow	66,571,771	81,941,538	174,645,438
Communications and data processing	37,743,702	50,856,148	33,025,036
Depreciation and amortization	37,568,925	42,759,165	25,335,639
Occupancy and equipment rentals	25,024,163	20,540,053	18,741,887
Professional fees	17,193,608	15,052,273	21,526,495
Business development	7,581,337	11,617,364	14,806,302
International charges	35,924,434	—	—
Writedown of assets and lease loss accrual	16,157,360	20,538,652	—
Other	16,717,764	19,572,254	17,289,411

Total expenses	601,164,211	630,367,223	838,778,304

(Loss) income before income taxes and minority interest	(73,808,104)	54,345,152	418,531,444
Income tax (benefit) expense	(21,518,051)	25,461,246	159,446,394

(Loss) income before minority interest	(52,290,053)	28,883,906	259,085,050
Minority interest in consolidated subsidiaries	9,048,389	9,641,661	836,952

Net (loss) income	$(43,241,664)	$38,525,567	$259,922,002

Basic earnings per share	$(0.36)	$0.31	$2.12

Diluted earnings per share	$(0.36)	$0.31	$2.05

Shares used in basic earnings per share (see Note 12)	120,771,786	123,796,181	122,520,733

Shares used in diluted earnings per share (see Note 12)	120,771,786	125,758,863	126,863,316

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2000, 2001 and 2002

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Unamortized Stock-based Compensation	Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2000	122,121,470	$1,221,215	—	$—	$291,967,021	$206,025,292	$—	$17,574	$499,231,102

Net Income	—	—	—	—	—	259,922,002	—	—	259,922,002
Translation adjustment arising during period, net of taxes	—	—	—	—	—	—	—	(2,622,578)	(2,622,578)

Total comprehensive income									257,299,424
Stock options exercised	1,169,310	11,693	—	—	8,645,304	—	—	—	8,656,997
Income tax benefit—stock options exercised	—	—	—	—	8,998,923	—	—	—	8,998,923

Balance, December 31, 2000	123,290,780	1,232,908	—	—	309,611,248	465,947,294	—	(2,605,004)	774,186,446

Net Income	—	—	—	—	—	38,525,567	—	—	38,525,567
Translation adjustment arising during period, net of taxes	—	—	—	—	—	—	—	(3,976,375)	(3,976,375)

Total comprehensive income									34,549,192
Stock options exercised	795,550	7,956	—	—	5,639,442	—	—	—	5,647,398
Income tax benefit—stock options exercised	—	—	—	—	2,612,132	—	—	—	2,612,132
Stock based compensation	72,240	722	—	—	845,640	—	(672,763)	—	173,599
Capital contributions from minority investors	—	—	—	—	17,087,657	—	—	—	17,087,657

Balance, December 31, 2001	124,158,570	1,241,586	—	—	335,796,119	504,472,861	(672,763)	(6,581,379)	834,256,424

Net Loss	—	—	—	—	—	(43,241,664)	—	—	(43,241,664)
Translation adjustment arising during period, net of taxes	—	—	—	—	—	—	—	3,212,494	3,212,494

Total comprehensive income									(40,029,170)
Common stock repurchased	—		(7,975,723)	(41,237,968)	—	—	—	—	(41,237,968)
Stock options exercised	57,250	573	—	—	410,615	—	—	—	411,188
Income tax benefit—stock options exercised	—	—	—	—	98,645	—	—	—	98,645
Stock based compensation	489,467	4,894	1,128,256	5,814,676	2,967,013	(690,197)	(6,118,770)	—	1,977,616
Change in ownership of minority investors	—	—	—	—	939,034	—	—	—	939,034

Balance, December 31, 2002	124,705,287	$1,247,053	(6,847,467)	$(35,423,292)	$340,211,426	$460,541,000	$(6,791,533)	$(3,368,885)	$756,415,769

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net (loss) income	$(43,241,664)	$38,525,567	$259,922,002
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	37,568,925	42,759,165	25,335,639
International charges	35,924,434	—	—
Writedown of assets and lease loss accrual	16,157,360	20,538,652	—
Minority interest in losses of consolidated subsidiaries	(7,700,216)	(12,039,406)	(2,029,631)
Stock based compensation	1,977,616	173,599	—
Income tax benefit from stock options exercised	98,645	2,612,132	8,998,927
(Increase) decrease in operating assets
Securities owned	(230,017,579)	45,484,174	(889,733,763)
Receivable from brokers and dealers	337,908,349	(706,056,204)	101,375,933
Other assets	(49,752,270)	(3,520,748)	(35,718,592)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	215,544,388	612,141,644	706,295,310
Securities sold, under agreements to repurchase	—	—	(10,409,736)
Payable to brokers and dealers	(192,255,037)	43,257,213	24,326,460
Accrued compensation expense	(4,596,471)	2,677,073	5,210,037
Accounts payable, accrued expenses and other liabilities	(490,267)	(20,293,852)	(42,052,499)

Net cash provided by operating activities	117,126,213	66,259,009	151,520,087

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(16,276,073)	(50,227,601)	(71,031,773)
Investment in Deephaven sponsored fund	(102,871,603)	(38,313,572)	13,788,223
Net purchases of and proceeds from strategic investments	(1,723,809)	(15,728,457)	(58,850,150)
Payment of contingent consideration	—	—	(6,284,903)

Net cash used in investing activities	(120,871,485)	(104,269,630)	(122,378,603)

Cash flows from financing activities
Stock options exercised	411,188	5,647,398	8,656,993
Cost of common stock repurchased	(41,237,968)	—	—
Capital contributions from minority owners	—	29,600,000	22,205,503

Net cash (used in) provided by financing activities	(40,826,780)	35,247,398	30,862,496

(Decrease) increase in cash and cash equivalents	(44,572,052)	(2,763,223)	60,003,980
Cash and cash equivalents at beginning of period	361,294,311	364,057,534	304,053,554

Cash and cash equivalents at end of period	$316,722,259	$361,294,311	$364,057,534

Supplemental disclosure of cash flow information:
Cash paid for interest	$242,671	$15,429	$258,086

Cash paid for income taxes	$12,379,867	$33,664,468	$175,180,680

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of the Business

Knight Trading Group, Inc. and its subsidiaries (the “Company”) operate in equity markets and asset management segments. The Company’s equity markets segment is comprised of the following operating subsidiaries:

Domestic Subsidiaries

•	Knight Securities, L.P. (“KS”) operates as a market maker in over-the-counter equity securities (“OTC securities”), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). KS is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), is a member of the National Association of Securities Dealers (“NASD”) and the Cincinnati Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (NYSE) and American Stock Exchange (AMEX)-listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Financial Products LLC (“KFP”) operates as a market maker and specialist in options on individual equities, equity indices and fixed income futures instruments in the U.S. KFP, through its affiliate Knight Execution Partners LLC (“KEP”), also manages a professional option and equity execution services business. KFP and KEP are broker-dealers registered with the SEC. Additionally, KFP and KEP are members of the Chicago Board Options Exchange, American Stock Exchange, Philadelphia Stock Exchange, Pacific Stock Exchange and the International Securities Exchange. KFP is also a member of the Chicago Board of Trade and the Chicago Mercantile Exchange.

International Subsidiaries

•	Knight Roundtable Europe Limited (“KREL”), which wholly owns Knight Securities International, Ltd. (“KSIL”), a U.K. registered broker-dealer, provides agency execution services for European investors in European and U.S. equities. KSIL also provided market-making services in European securities, however, these services were discontinued in 2002. The Company owns an approximate 85% interest in KREL. KSIL is regulated by the Financial Services Authority in the U.K. and is a member of the London Stock Exchange.

•	Knight Securities Japan Ltd. (“KSJ”) operates as a market maker in Japanese equity securities. The Company owns 60% of KSJ through a joint venture with Nikko Cordial Group. KSJ is regulated by the Financial Supervisory Agency in Japan.

The Company also maintains an asset management segment for institutional investors and high net-worth individuals through its Deephaven Capital Management LLC (“Deephaven”) subsidiary.

2.    Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, or short-term investments with an original maturity of less than 30 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Strategic investments, which include Nasdaq and other financial services-related businesses, are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

Market-making activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities and listed options contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to broker-dealers and institutions for directing their order executions to the Company. The Company’s clearing agreements call for payment of or receipt of interest income, net of interest expense for facilitating the settlement and financing of securities transactions.

Asset management fees

The Company earns asset management fees for sponsoring and managing the investments of the Deephaven Market Neutral Master Fund (the “Deephaven Fund”). Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Fund’s monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Fund exceeds the greater of either the highest previous net asset value in the Deephaven Fund, or the net asset value at the time each investor made his purchase. If the Deephaven Fund recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis.

Securities borrowed and securities loaned

Securities borrowed and securities loaned, which are included in Receivable from and Payable to brokers and dealers, are recorded at the amount of cash or other collateral advanced or received. Securities borrowed transactions require the Company to deposit cash or similar collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities that it has loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis. Securities borrowed and securities loaned transactions are conducted with banks and other securities firms.

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

Writedown of fixed assets

Writedowns of fixed assets are recognized when it is determined that the fixed assets are no longer actively used and are determined to be impaired. The amount of the impairment writedown is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a quarterly basis.

Lease loss accrual

It is the Company’s policy to identify excess real estate capacity and where applicable, accrue for such future costs. In determining the accrual, a nominal cash flow analysis is performed, and costs related to the excess capacity are accrued.

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

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees. See Footnote 15 for disclosures under SFAS 148.

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	December 31, 2002	December 31, 2001
Securities owned:
Options	$946,933,768	$907,988,169
Equities	1,024,024,594	734,638,954
U.S. government obligations	13,541,722	18,380,407
Convertible bonds	—	93,474,975

	$1,984,500,084	$1,754,482,505

Securities sold, not yet purchased:
Options	$1,174,484,615	$1,019,052,935
Equities	1,080,415,740	998,438,044
Convertible bonds	—	21,864,988

	$2,254,900,355	$2,039,355,967

4.    Receivable from/Payable to Brokers and Dealers

At December 31, 2002, amounts receivable from and payable to brokers and dealers consist of the following:

	December 31, 2002	December 31, 2001
Receivable:
Clearing brokers	$476,466,438	$701,748,826
Securities borrowed	89,430	110,268,570
Securities failed to deliver	890,399	6,007,502
Other	2,748,863	2,078,581

	$480,195,130	$820,103,479

Payable:
Clearing brokers	$34,182,937	$133,253,448
Securities loaned	—	81,325,484
Securities failed to receive	1,088,717	12,947,759

	$35,271,654	$227,526,691

The Company receives and pledges collateral approximately equal to the amount borrowed and loaned, respectively.

5.    Goodwill and Intangible Assets

The Company has adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to, a business combination. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer being amortized, but are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. In June 2002, we tested for the impairment of goodwill, all of which is attributable to our equity markets business segment, and concluded that there was no impairment of goodwill. As part of our test for impairment, we considered the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value.

Goodwill is net of accumulated amortization of $22,486,397 through December 31, 2001. The following table sets forth reported net earnings and EPS adjusted to exclude goodwill amortization expense recorded in 2001 and 2000:

	Years ended December 31,
	2002	2001	2000
Net (loss)/income, as reported	$(43,241,664)	$38,525,567	$259,922,002
Pro forma amortization expense, net of tax benefit	—	3,829,885	3,021,509

Net (loss)/income, as adjusted	(43,241,664)	42,355,452	262,943,511

EPS, as reported
Basic	$(0.36)	$0.31	$2.12
Diluted	$(0.36)	$0.31	$2.05

EPS, as adjusted
Basic	$(0.36)	$0.34	$2.15
Diluted	$(0.36)	$0.34	$2.07

At December 31, 2002, the Company had intangible assets, all of which are attributable to our equity markets business segment, with a gross carrying amount of $40.2 million and accumulated amortization of $5.4 million, which primarily resulted from the purchase of various options related specialists posts. Intangible assets deemed to have definite lives are being amortized over their useful lives, which have been determined to be 15 years. The Company evaluates the remaining useful life of its intangible assets at least annually. In 2002, the Company recorded amortization expense relating to these intangible assets of $2.5 million. The estimated amortization expense relating to the intangible assets for each of the five succeeding years approximates $2.7 million.

6.    Investment in Deephaven Sponsored Fund

The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Fund, which engages in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Fund are carried at market value. Of the $1.2 billion of assets under management in the Deephaven Fund as of December 31, 2002, the Company had an investment of $153.8 million. In addition, certain officers, directors and employees of the Company have invested approximately $17.6 million in the Deephaven Fund, in the aggregate, as of December 31, 2002.

7.    Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total U.S. equity shares traded by the Company during the period. One customer accounted for 18.9% of the Company’s total U.S. equity shares traded during 2002. Rebates paid to this firm for U.S. equity and U.S. options contract order flow amounted to $18.6 million during 2002.

Additionally, the Company’s investment in the Deephaven Fund is $153.8 million, which accounted for 12.2% of total assets under management. In addition to the Company, there were two other institutional investors that accounted for 10.4% and 12.4%, respectively, of the Deephaven Fund’s assets under management.

8.    International Charges

During 2002, the Company incurred charges of $35.9 million related to its international businesses primarily due to the reduction of its European operations including the discontinuation of its European market-making operations. The charges consisted of $13.1 million related to the writedown of our investments in Nasdaq Europe, $3.8 million related to the writedown of our investment in Nasdaq Japan, $7.4 million related to the writedown of fixed assets that are no longer actively used, $6.2 million related to contract terminations, $4.2 million related to costs associated with excess real estate capacity and $1.2 million related to other charges.

9.    Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual in 2002 was $16.2 million. The writedown primarily consists of $8.9 million related to costs associated with excess real estate capacity, $3.6 million related to the writedown of fixed assets that are no longer actively used, $3.0 million related to impaired strategic investments, and $700,000 related to a writedown of exchange seats. The writedown of assets and lease loss accrual in 2001 was $20.5 million. The writedown primarily consisted of $10.7 million related to impaired strategic investments, $6.8 million related to the writedown of fixed assets that are no longer actively used, $1.6 million related to a writedown of exchange seats and $1.4 million related to costs associated with excess real estate capacity.

10.    Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following:

	December 31,
	Depreciation Period	2002	2001
Computer hardware and software	3 years	$109,605,943	$111,888,136
Leasehold improvements	Life of Lease	18,455,070	18,687,442
Telephone systems	5 years	5,509,557	7,531,763
Furniture and fixtures	7 years	7,783,391	8,574,119
Trading systems	5 years	1,946,131	4,267,131
Equipment	5 years	7,351,053	6,682,405

		150,651,145	157,630,996
Less—Accumulated depreciation and amortization		92,584,450	67,505,292

		$58,066,695	$90,125,704

11.    Commitments and Contingent Liabilities

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a substantial judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company.

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was as follows:

For the year ended December 31, 2000	$7,288,699
For the year ended December 31, 2001	11,275,328
For the year ended December 31, 2002	15,480,044

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of December 31, 2002, future minimum rental commitments under all noncancelable office leases, and computer and equipment leases, guaranteed employment contracts longer than one year and other commitments (“Other Obligations”) were as follows:

	Office Leases	Other Obligations	Total
Year ending December 31, 2003	$16,809,133	$23,843,766	$40,652,899
Year ending December 31, 2004	13,357,096	20,635,323	33,992,419
Year ending December 31, 2005	12,290,497	198,924	12,489,421
Year ending December 31, 2006	10,104,275	50,426	10,154,701
Year ending December 31, 2007	8,356,556	41,080	8,397,636
Thereafter through October 31, 2021	123,565,588	—	123,565,588

	$184,483,145	$44,769,519	$229,252,664

During the normal course of business, the Company collaterizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of December 31, 2002, the Company has provided an $11.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In addition, the Company has agreed to provide letters of credit or maintain escrow accounts, if requested, to collateralize employment contracts in an aggregate amount of approximately $10.1 million. As of December 31, 2002 the Company has $3.2 million in an escrow account to collateralize such obligations.

The Company has an agreement with one of its subsidiaries’ clearing brokers, obligating the Company to generate and pay clearing fees totaling a minimum of $12.0 million during an eighteen-month period from the commencement of clearing services, which is expected to commence within the next three months.

At December 31, 2002, KSJ, a joint venture operation of which the Company owns 60%, has one daylight overdraft facility with a Japanese financial institution for 2 billion yen. The intraday credit facility is used to facilitate the daily gross settlement of securities transactions and bear market rates of interest in Japan.

In January of 2002, KSJ entered into a 5 billion yen daylight overdraft facility with an affiliate of Nikko Cordial Group, the owner of the remaining 40% interest in the joint venture. Pursuant to the terms of the loan contract, both the Company and Nikko are required to guarantee liabilities arising from the overdraft facility in their respective percentages of ownership. This overdraft facility expired in February of 2003 and has not been renewed.

The Company has agreements with the International Securities Exchange, L.L.C. (the “ISE”) to purchase Class A and Class B membership interests of ISE with a total purchase price of approximately $28.5 million. The ISE demutualized on May 31, 2002 and as a result, the Company received shares of the ISE representing both equity interest and trading rights. In accordance with the purchase agreement, the Company made an initial payment at the time of the closing with further periodic payments to be made in the future based on a fixed dollar amount per contract traded. As the ISE has a call option on the memberships, the Company capitalizes the exchange memberships at a fixed dollar amount per contract traded. As of December 31, 2002, the Company had capitalized $4,272,500 of Equity Interest (Class A) and $8,991,842 of Trading Rights (Class B). These amounts are included in Strategic investments and Other assets, respectively, on the Statements of Financial Condition. The Company is not obligated to make future payments; however, the Company would forfeit its equity interest and its trading rights if it failed to meet its minimum payment obligations under the contract.

12.    Earnings per Share

Basic earnings per common share (“EPS”) have been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and restricted stock were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2002, 2001 and 2000:

	For the year ended December 31,
	2002		2001		2000
	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares
Loss and shares used in basic calculations	$(43,241,664)	120,771,786	$38,525,567	123,796,181	$259,922,002	122,520,733
Effect of dilutive stock based awards	—	—	—	1,962,682	—	4,342,583

Loss and shares used in diluted calculations	$(43,241,664)	120,771,786	$38,525,567	125,758,863	$259,922,002	126,863,316

Basic earnings per share		$(0.36)		$0.31		$2.12

Diluted earnings per share		$(0.36)		$0.31		$2.05

For the year ended December 31, 2002, 1,374,689 shares of common stock equivalents were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the period and the effect of their inclusion would be anti-dilutive.

13.     Employee Benefit Plan

The Company sponsors 401(k) profit sharing plans (the “Plans”) in which substantially all of its employees are eligible to participate. Under the terms of the Plans, the Company is required to make annual contributions to the Plans equal to 100% of the contributions made by its employees, up to certain limits. The total expense recognized with respect to the Plans was as follows:

For the year ended December 31, 2000	$2,856,197
For the year ended December 31, 2001	5,377,539
For the year ended December 31, 2002	5,631,808

14.     Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The provision (benefit) for income taxes consists of:

	2002	2001	2000
Current:
U.S. federal	$(18,847,271)	$25,468,048	$145,441,308
U.S. state and local	658,188	5,006,968	18,560,206

	(18,189,083)	30,475,016	164,001,514

Deferred:
U.S. federal	323,063	(3,171,776)	(4,119,805)
U.S. state and local	(3,652,030)	(1,841,994)	(435,315)

	(3,328,967)	(5,013,770)	(4,555,120)

Provision (benefit) for income taxes	$(21,518,050)	$25,461,246	$159,446,394

The following table reconciles the provision to the U.S. federal statutory income tax (benefit) rate:

	2002	2001	2000
U.S. federal statutory income tax (benefit) rate	(35.0)%	35.0%	35.0%
U.S. state and local income tax (benefit) rate, net of U.S. federal income tax effect	(2.7)	3.8	2.8
Non-U.S. operations	7.1	6.6	—
Nondeductible charges	0.5	2.7	0.4
Other, net	0.9	(1.2)	(0.1)

Effective income tax (benefit) rate	(29.2)%	46.9%	38.1%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Deferred tax assets:
Employee compensation and benefit plans	$1,251,164	$7,918,251	$5,709,498
Fixed assets and other amortizable assets	5,823,587	2,317,210	1,720,333
Reserves	7,413,823	4,896,738	—
Valuation of investments	796,595	—	—
State net operating loss carryforwards, net of federal	2,499,216	—	—

Total deferred tax assets	17,784,385	15,132,199	7,429,831

Deferred tax liabilities:
Valuation of investments	2,589,685	1,019,651	564,428
Deferred management fees	—	2,246,815	13,440

Total deferred tax liabilities	2,589,685	3,266,466	577,868

Net deferred tax assets	$15,194,700	$11,865,733	$6,851,963

At December 31, 2002, the Company had net operating loss carryforwards for state income tax purposes. The estimated amount of such carryforwards ranged by jurisdiction up to approximately $56 million. These state net operating loss carryforwards expire between 2007 and 2022.

15.    Long-Term Incentive Plans

The Company established the Knight Trading Group, Inc. 1998 Long Term Incentive Plan and the Knight Trading Group, Inc. 1998 Nonemployee Director Stock Option Plan (together, the “Plans”) to provide long-term incentive compensation to selected employees and directors of Knight Trading Group and its subsidiaries. The Plans are administered by the compensation committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units, as defined by the Plans. Including a stockholder-approved increase in the number of shares reserved under the Plans by 3,000,000 in May 2001, the maximum number of shares of Class A Common Stock reserved for the grant of options under the Plans is 27,819,000, subject to adjustment. The maximum number of restricted stock and restricted stock units that may be issued under each of the Plans is 3,000,000 each, which includes a 2,000,000 share increase for each type of award that was approved by stockholders in May 2001. In addition, the Plans limit the number of options or shares that may be granted to a single individual, and the Plans also limit the number of shares of restricted stock that may be awarded.

It is the Company’s policy to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options and awards generally vest over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the agreements. The Company has the right to fully vest employees in their option grants and awards upon retirement. The following is a reconciliation of option activity for the Plans for 2002 and 2001, and a summary of options outstanding and exercisable at December 31, 2002:

	2002		2001
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding, January 1.	13,012,875	$17.39	12,393,425	$19.51
Granted at market value	14,341,790	4.90	4,462,576	16.17
Exercised	(52,450)	7.15	(784,850)	7.24
Surrendered.	(3,855,534)	18.05	(3,058,276)	26.78

Outstanding at December 31.	23,446,681	$9.67	13,012,875	$17.39

Vested at December 31	9,320,257	$11.85	5,557,633	$12.97

Available for future grants at December 31*	1,030,737		12,078,700

Weighted average fair value of grants during the year (at market value, based on Black-Scholes)		$2.73		$7.42

*	represents both options and awards available for grant

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding At 12/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/02	Weighted- Average Exercise Price
$ 3.64-$4.22	8,605,000	4.58	$4.18	0	N/A
$ 4.55-$7.08	4,702,860	6.51	5.61	2,011,609	$6.08
$ 7.25	5,237,875	3.93	7.25	5,237,875	7.25
$ 7.38-$17.75	2,490,446	3.57	14.38	784,605	14.91
$18.49-$37.44	693,000	6.95	28.66	400,918	28.53
$39.84-$71.38	1,717,500	7.03	41.16	885,250	41.89

The Company granted a total of 499,425 restricted shares of Class A Common Stock to certain current employees of the Company under the 1998 Long Term Incentive Plan (the “1998 Plan”). In addition, 1,128,256 restricted shares of Class A Common Stock were granted to certain current employees of the Company outside of the 1998 Plan. At December 31, 2002 the Company had 1,563,725 restricted shares outstanding, in aggregate, both under and outside of the 1998 Plan. Such grants were made at fair market value and with terms consistent with the Plan. The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees. In 2002, the Company recorded compensation expense of $2.0 million for all of its outstanding restricted shares, which has been included in Compensation and Benefits in the Consolidated Statements of Operations. The unamortized portion of the restricted shares is recognized as compensation expense over the vesting period. The restricted stock requires future service as a condition of the vesting of the underlying shares of common stock.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees. Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share amounts for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

	2002	2001	2000
Net income (loss), as reported	$(43,241,664)	$38,525,567	$259,922,002
Pro forma net income (loss)	(55,845,020)	19,670,080	232,403,643
Basic earnings per share, as reported	(0.36)	0.31	2.12
Diluted earnings per share, as reported	(0.36)	0.31	2.05
Pro forma basic earnings per share	(0.46)	0.16	1.90
Pro forma diluted earnings per share	(0.46)	0.16	1.83

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	65%	65%	70%
Risk-free interest rate	3.0%	4.5%	6.0%
Expected life (in years)	4	4	5

On December 11, 2002, the Company filed with the SEC a Tender Offer Statement on Schedule TO and associated documents relating to an offer to exchange all outstanding vested and unvested options granted under the Plan (the “Exchange Program”). To be eligible for the Exchange Program the options had to have an exercise price of at least $14.00 and be held by current employees who had not received an option grant since June 1, 2002. Members of the Company’s Board of Directors and executive officers were excluded from participating in the Exchange Program.

Under the Exchange Program, for every option to purchase two-and-a-half shares tendered for exchange, a new option to purchase one share will be issued, at a date no earlier than the first business day that is at least six months and one day after the date the Company cancelled the options, at a price not less than the market value on the issuance date and with a two year vesting period. The Exchange Program has been structured to comply with FIN 44 of APB 25 in order to achieve the same accounting treatment as the original option grants that were tendered for exchange. Of the total options outstanding, approximately 1.8 million were eligible to be exchanged.

The offering period under the Exchange Program expired on January 17, 2003. A total of 1,436,750 options to purchase one share were cancelled. In accordance with the Exchange Program, 574,700 options to purchase one share will be granted to current employees at a date no earlier than July 18, 2003. The remaining 862,050 options to purchase one share have been added to the total number of options available for future grants.

16.    Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market maker of OTC and listed stocks and listed options contracts, the majority of the Company’s securities transactions are conducted as principal with broker-dealer and institutional counterparties primarily located in the United States. The Company clears all of its securities transactions through clearing brokers. Accordingly, a substantial portion of the Company’s credit exposures are concentrated with its clearing brokers. The clearing brokers can rehypothecate the securities held on behalf of the Company. Additionally, pursuant to the terms of the agreement between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2002, the Company has recorded liabilities of approximately $2.0 million with regard to this right. The Company has the ability to pursue collection from or performance with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and all counterparties with which it conducts business.

Securities sold, not yet purchased represent obligations to purchase such securities (or underlying securities) at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

Derivative contracts are financial instruments whose value is based upon the value of the underlying asset, index, reference rate or a combination of these factors. The Company uses derivative financial instruments as part of its options market-making and trading business and its overall risk management process. These financial instruments, which generally include exchange-traded options, options on futures and futures contracts, expose the Company to varying degrees of market and credit risk. The Company records its derivative-trading activities at market value, and unrealized gains and losses are recognized currently.

In November 2002, the FASB issued FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires the Company to pay a guaranteed party based on: (a) changes in an underlying asset, liability, or equity security of the guaranteed party, or (b) a third party’s failure to perform under a specified agreement. The Company considers written put and call options to be guarantees under FIN 45.

In addition to the contracts described above, there are certain derivative contracts to which the Company is a counterparty that meet the characteristics of a guarantee under FIN 45. These derivatives are recorded on the Statements of Financial Condition at fair value. These contracts include written put options that may require the Company to purchase assets from the option holder at a specified price by a specified date in the future. The total intrinsic value of these derivatives that the Company deems to be guarantees was approximately $7.5 billion at December 31, 2002. The Company reduces its exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to these contracts.

Upon the retirement of Mr. Irvin Kessler, the former chief executive officer of Deephaven, as of December 31, 2001, the Company entered into a consulting agreement with Mr. Kessler. In order to maintain Mr. Kessler’s relationships with the Deephaven Fund investors and maintain Mr. Kessler’s continued investment in the Deephaven Fund, the Company agreed to provide Mr. Kessler with a full recourse collateralized loan of $25 million. On June 13, 2002, the Company entered into loan and security documents with Mr. Kessler providing for such a loan. The loan matures on March 31, 2003 and is callable at the discretion of the Company at any time, such prepayment to be made no later than 120 days after notice to Mr. Kessler of such demand for prepayment.

The Company has no other loans to any former or current officers or directors.

17.    Net Capital Requirements

As registered broker-dealers, KS, KCM, KFP and KEP are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Additionally, KS and KCM are members of the NASD, and KFP and KEP are members of the Chicago Board Options Exchange, the American Stock Exchange, the Pacific Exchange, the Philadelphia Stock Exchange and the International Stock Exchange. KFP is also a member of the Chicago Board of Trade and the Chicago Mercantile Exchange. KSIL and KSJ are subject to regulatory requirements in the countries in which they operate, including the requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan, respectively. As of December 31, 2002, the Company was in compliance with these capital adequacy requirements.

The following table sets forth the net capital levels and requirements for the following broker-dealer subsidiaries at December 31, 2002 (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KS	$142.4	$3.1	$139.3
KFP	34.3	0.3	34.0
KCM	32.5	1.0	31.5
KEP	2.9	0.3	2.6
KSIL	2.7	1.9	0.8
KSJ*	22.7	4.1	18.6

*	Amounts for KSJ were translated from Japanese Yen to the U.S. dollar using the December 31, 2002 exchange rate.

18.    Subsequent Events

On March 31, 2003, the Company and its partner, Nikko, announced that KSJ will cease its trading operations by early May 2003. Following such date, the parties will commence the process required to liquidate KSJ. The Company expects to record a charge of up to three cents ($0.03) per share during the second quarter of 2003 relating to the liquidation of KSJ.

During the first quarter of 2003, the Company recorded an additional $9.8 million lease loss accrual related to excess real estate capacity in Jersey City, NJ due to further softening of the real estate market. The accrual was based on our revised sub-lease assumptions received from our real estate advisors, which assumes a sub-lease will commence in mid-2004.

In accordance with our policy of accounting for strategic investments at fair value, during the first quarter of 2003, the Company wrote-down its investment in Nasdaq by $6.8 million.

In the first quarter of 2003, the Company will record a charge of approximately $3.0 million for severance and other separation payments related to workforce reductions.

19.    Business Segments

The Company has two reportable business segments: equity markets and asset management. Equity markets includes two geographic classifications, domestic and international. Domestic equity markets primarily represents market-making in U.S. equity securities listed on Nasdaq, on the OTCBB of the NASD, in the Nasdaq Intermarket and in U.S. options on individual equities, equity indices and fixed income futures instruments. International equity markets includes market-making in equities in Europe and Japan and in options in Europe and Australia. Market-making in Europe and Australia was discontinued during 2002. The asset management segment consists of investment management and sponsorship of the Deephaven Fund.

The Company’s net revenues, income before income taxes and minority interest and assets by segment are summarized below:

	Domestic Equity Markets(1)(3)	International Equity Markets(2)	Total Equity Markets	Asset Management(3)	Eliminations(4)	Consolidated Total
For the year ended December 31, 2002:
Revenues	$474,827,410	$15,431,055	$490,258,465	$47,409,632	$(10,311,990)	$527,356,107
(Loss) income before income taxes and minority interest	(33,995,193)	(62,734,492)	(96,729,685)	22,921,581	—	(73,808,104)
Total assets	2,906,271,508	80,539,991	2,986,811,499	185,064,807	—	3,171,876,306
For the year ended December 31, 2001:
Revenues	$634,114,598	$13,904,370	$648,018,968	$42,699,070	$(6,005,663)	$684,712,375
Income (loss) before income taxes and minority interest	91,296,989	(63,404,038)	27,892,951	26,452,201	—	54,345,152
Total assets	2,791,224,251	364,227,237	3,155,451,488	71,235,467	—	3,226,686,955
For the year ended December 31, 2000:
Revenues	$1,204,706,597	$31,804,475	$1,236,511,072	$46,094,714	$(25,296,038)	$1,257,309,748
Income (loss) before income taxes and minority interest	391,336,437	(7,503,466)	383,832,971	34,698,473	—	418,531,444
Total assets	2,136,341,089	345,354,279	2,481,695,368	39,713,804	—	2,521,409,172

(1)	Losses before income taxes and minority interest for 2002 include $16.2 million in writedowns of assets and lease loss accruals described in Footnote 9 and $7.0 million in severance expense. The pre-tax numbers for 2001 include $20.5 million related to writedown of assets and lease loss accrual described in Footnote 9 and $4.1 million in severance expense.

(2)	Losses before income taxes and minority interest for 2002 include $35.9 million in international charges described in Footnote 8 and $3.2 million in severance expense. Losses before income taxes and minority interest for 2001 include $1.8 million in severance expense.
(3)	The Company had invested $153.8 million, $50.9 million and $12.3 million in the Deephaven Fund at December 31, 2002, 2001 and 2000, respectively. This investment is included in the assets of the asset management segment. Revenues generated by the Deephaven Fund investments made by the Company for 2002, 2001 and 2000 were $10.7 million, $5.0 million and $3.6 million, respectively.
(4)	Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.

20.    Condensed Financial Statements of Knight Trading Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Income and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

Knight Trading Group, Inc. (parent only)

	December 31, 2002	December 31, 2001
Assets
Cash and cash equivalents	$27,259,388	$11,000,203
Securities owned, at market value	12,869,268	26,404,975
Investments in subsidiaries, equity method	540,619,162	756,371,712
Investments in Deephaven sponsored fund	148,688,005	—
Strategic investments	2,224,958	—
Receivable from subsidiaries	—	31,978,297
Income taxes receivable	22,327,416	—
Other assets	26,074,532	26,448,600

Total assets	$780,062,729	$852,203,787

Liabilities and Stockholders’ Equity
Liabilities
Accrued compensation expense	$10,712,420	$12,767,462
Accounts payable, accrued expenses and other liabilities	2,701,919	3,558,645
Payable to subsidiaries	10,232,621	—
Income taxes payable	—	1,621,256

Total liabilities	23,646,960	17,947,363
Total stockholders’ equity	756,415,769	834,256,424

Total liabilities and stockholders’ equity	$780,062,729	$852,203,787

Statements of Operations

Knight Trading Group, Inc. (parent only)

	For the years ended December 31,
	2002	2001	2000
Revenues
Equity (losses) earnings of subsidiaries	$(41,553,774)	$49,564,400	$265,900,963
Corporate management fees	34,240,628	4,516,712	—
Investment income and other	9,952,197	3,293,498	2,580,130

Total revenues	2,639,051	57,374,610	268,481,093

Expenses
Compensation expense	23,078,621	6,060,707	—
Professional fees	6,386,355	5,230,621	5,562,241
Business development	3,512,812	2,019,224	3,193,359
International charges	3,967,264	—	—
Other	8,598,805	3,645,758	1,064,815

Total expenses	45,543,857	16,956,310	9,820,415

Income before income taxes	(42,904,806)	40,418,300	258,660,678
Income tax expense (benefit)	336,858	1,892,733	(1,261,324)

Net (loss) income	$(43,241,664)	$38,525,567	$259,922,002

Statements of Cash Flows

Knight Trading Group, Inc. (parent only)

	For the year ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net (loss) income	$(43,241,664)	$38,525,567	$259,922,002
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Equity earnings of subsidiaries	41,553,774	(49,564,400)	(265,900,963)
International charges	3,967,264
Stock based compensation	1,977,616	173,599	—
Income tax credit from stock options exercised	98,645	2,612,132	8,998,927
(Increase) decrease in operating assets
Securities owned	13,535,707	(14,249,523)	(12,155,452)
Receivable from subsidiaries	31,978,297	(26,095,212)	12,567,100
Income taxes receivable	(22,327,416)	—	—
Other assets	(3,593,196)	(10,870,125)	(6,472,250)
Increase (decrease) in operating liabilities
Accrued compensation expense	(2,055,042)	2,405,937	4,502,579
Accounts payable, accrued expenses and other liabilities	(856,725)	1,426,757	(13,062,080)
Payable to subsidiaries	10,232,621	—	—
Income taxes payable	(1,621,256)	(2,833,350)	(13,101,481)

Net cash provided by (used in) operating activities	29,648,625	(58,468,618)	(24,701,618)

Cash flows from investing activities
Investment in Deephaven sponsored fund	(148,688,005)	—	—
Strategic investments	(2,224,958)	—	—
Capital contributions to subsidiaries	(29,799,939)	(32,496,862)	(129,810,015)

Net cash (used in) investing activities	(180,712,902)	(32,496,862)	(129,810,015)

Cash flows from financing activities
Stock options exercised	411,188	5,647,398	8,656,993
Cost of common stock repurchased	(41,237,968)	—	—
Dividends received from subsidiaries	208,150,242	70,444,193	72,000,000

Net cash provided by financing activities	167,323,462	76,091,591	80,656,993

(Decrease) increase in cash and cash equivalents	16,259,185	(14,873,889)	(73,854,640)
Cash and cash equivalents at beginning of period	11,000,203	25,874,092	99,728,732

Cash and cash equivalents at end of period	$27,259,388	$11,000,203	$25,874,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$242,273	$37	$32,718

Cash paid for income taxes	$12,379,867	$33,664,468	$175,180,680

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

PART III

Items 10, 11, 12 and 13.

The Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13).

Item 14.    Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules. See “Item 8. Financial Statements and Supplementary Data”

(b)	Reports on Form 8-K:

On October 16, 2002, the Company filed a Current Report on Form 8-K to report that Thomas M. Joyce, Chief Executive Officer and President of the Company, was unanimously elected to the Board of Directors of the Company.

On February 5, 2003, the Company filed a Current Report on Form 8-K announcing Chief Financial Officer, Executive Vice President and Treasurer Robert I. Turner’s intention to retire from the Company.

On March 3, 2003, the Company filed a Current Report on Form 8-K announcing an update to its share repurchase program.

(c)	Exhibits

Exhibit No.	Exhibit
10.25	Lease Agreement between Newport Office Center IV, Co., LLC, and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Statement of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 31st day of March, 2003.

KNIGHT TRADING GROUP, INC.

By:	/S/ THOMAS M. JOYCE
Director, Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Joyce and John B. Howard, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

Name	Title	Date

/S/ THOMAS M. JOYCE Thomas M. Joyce	Director, Chief Executive Officer and President	March 31, 2003

/S/ JOHN B. HOWARD John B. Howard	Senior Vice President, Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/S/ ANTHONY M. SANFILIPPO Anthony M. Sanfilippo	Director and Executive Vice President	March 31, 2003

/S/ CHARLES V. DOHERTY Charles V. Doherty	Chairman of the Board	March 31, 2003

/S/ GARY R. GRIFFITH Gary R. Griffith	Director	March 31, 2003

/S/ ROBERT GREIFELD Robert Greifeld	Director	March 31, 2003

/S/ ROBERT M. LAZAROWITZ Robert M. Lazarowitz	Director	March 31, 2003

/S/ BRUCE R. MCMAKEN Bruce R. McMaken	Director	March 31, 2003

/S/ RODGER O. RINEY Rodger O. Riney	Director	March 31, 2003

CERTIFICATIONS

I, Thomas M. Joyce, certify that:

1.	I have reviewed this annual report on Form 10-K of Knight Trading Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ THOMAS M. JOYCE

Name:	Thomas M. Joyce
Title:	Chief Executive Officer and President

Date:  March 31, 2003

I, John B. Howard, certify that:

1.	I have reviewed this annual report on Form 10-K of Knight Trading Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JOHN B. HOWARD

Name:	John B. Howard
Title:	Senior Vice President, Acting Chief Financial Officer

Date:  March 31, 2003

INDEX TO EXHIBIT

Filed with Knight Trading Group, Inc.

Report on Form 10-K for the Year Ended December 31, 2002

Exhibit No.
10.25	Lease Agreement between Newport Office Center IV, Co., LLC, and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Statement of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002