Form 10-Q
period 2003-03-31
KNIGHT TRADING GROUP INC
filed 2003-05-15
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☒  No  ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

          At May 14, 2003 the number of shares outstanding of the Registrant’s Class A Common Stock was 112,130,486 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT TRADING GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2003

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,

	2003	2002

Revenues
Net trading revenue	$91,668,750	$112,680,478
Commissions and fees	11,832,991	11,006,504
Asset management fees	14,225,722	7,129,981
Interest and dividends, net	1,771,472	1,606,557
Investment income and other	7,457,921	1,076,543

Total revenues	126,956,856	133,500,063

Expenses
Employee compensation and benefits	54,674,424	58,642,942
Execution and clearance fees	29,339,743	28,713,775
Payments for order flow	11,556,880	19,005,324
Communications and data processing	9,246,225	10,926,560
Depreciation and amortization	8,501,826	9,704,292
Occupancy and equipment rentals	4,803,838	7,237,946
Professional fees	3,820,560	6,683,451
Business development	1,979,437	1,190,682
International charges	—	4,310,848
Writedown of assets and lease loss accrual	17,412,066	4,198,667
Other	2,966,042	4,156,914

Total expenses	144,301,041	154,771,401

Loss before income taxes and minority interest	(17,344,185)	(21,271,338)
Income tax benefit	(6,804,898)	(5,387,494)

Loss before minority interest	(10,539,287)	(15,883,844)
Minority interest in losses of consolidated subsidiaries	703,954	3,188,358

Net loss	$(9,835,333)	$(12,695,486)

Basic earnings per share	$(0.09)	$(0.10)

Diluted earnings per share	$(0.09)	$(0.10)

Shares used in basic earnings per share calculations	114,050,350	124,131,683

Shares used in diluted earnings per share calculations	114,050,350	124,131,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Cash and cash equivalents	$233,266,167	$316,722,259
Securities owned, held at clearing brokers, at market value	2,311,246,409	1,984,500,084
Receivable from brokers and dealers	510,123,360	480,203,140
Investment in Deephaven sponsored fund	182,886,599	153,790,799
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	52,240,409	58,066,695
Strategic investments	19,190,732	24,715,110
Intangible assets, less accumulated amortization	34,181,860	34,852,535
Goodwill	17,536,945	17,536,945
Other assets	97,686,389	101,488,739

Total assets	$3,458,358,870	$3,171,876,306

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$2,610,047,591	$2,254,900,355
Payable to brokers and dealers	27,803,208	35,271,654
Accrued compensation expense	27,003,901	60,525,247
Accounts payable, accrued expenses and other liabilities	62,875,118	52,753,720

Total liabilities	2,727,729,818	2,403,450,976

Minority interest in consolidated subsidiaries	11,358,356	12,009,561

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 124,597,407 shares issued and 112,130,486 shares outstanding at March 31, 2003 and 124,705,287 shares issued 117,857,820 shares outstanding at December 31, 2002	1,245,974	1,247,053
Additional paid-in capital	339,672,030	340,211,426
Retained earnings	450,705,667	460,541,000
Treasury stock, at cost; 12,466,921 shares at March 31, 2003 and 6,847,467 shares at December 31, 2002	(62,515,441)	(35,423,292)
Unamortized stock-based compensation	(6,547,773)	(6,791,533)
Accumulated other comprehensive income (loss) - foreign currency translation adjustment, net of tax	(3,289,761)	(3,368,885)

Total stockholders’ equity	719,270,696	756,415,769

Total liabilities and stockholders’ equity	$3,458,358,870	$3,171,876,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,

	2003	2002

Cash flows from operating activities
Net loss	$(9,835,333)	$(12,695,486)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	8,501,826	9,704,292
Writedown of assets and lease loss accrual	17,412,066	4,198,667
International charges	—	4,310,848
Minority interest in losses of consolidated subsidiaries	(651,205)	(3,000,829)
Stock-based compensation	668,255	85,066
(Increase) decrease in operating assets
Securities owned	(326,746,325)	56,651,805
Receivable from brokers and dealers	(29,920,220)	212,201,375
Other assets	3,802,350	6,976,988
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	355,147,236	(109,074,449)
Payable to brokers and dealers	(7,468,446)	(43,754,872)
Accrued compensation expense	(33,521,346)	(35,029,840)
Accounts payable, accrued expenses and other liabilities	(223,547)	(4,422,869)

Net cash (used in) provided by operating activities	(22,834,689)	86,150,696

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(2,178,933)	(5,995,500)
Investment in Deephaven sponsored fund	(29,095,800)	(11,770,083)
Net purchases of and proceeds from strategic investments	(1,289,551)	1,765,097

Net cash used in investing activities	(32,564,284)	(16,000,486)

Cash flows from financing activities
Stock options exercised	—	411,187
Cost of common stock repurchased	(28,057,119)	—

Net cash (used in) provided by financing activities	(28,057,119)	411,187

(Decrease) increase in cash and cash equivalents	(83,456,092)	70,561,397
Cash and cash equivalents at beginning of period	316,722,259	361,294,311

Cash and cash equivalents at end of period	$233,266,167	$431,855,708

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,987	$—

Cash paid for income taxes	$154,081	$619,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)

1.      Organization and Description of the Business

               Knight Trading Group, Inc. and its subsidiaries (the “Company”) operate in equity markets and asset management  segments. The Company’s equity markets segment is comprised of the following operating subsidiaries:

Domestic Subsidiaries

•

Knight Securities, L.P. (“KS”) operates as a market maker in over-the-counter equity securities (“OTC securities”), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”).  KS is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”), the Cincinnati Stock Exchange and the Pacific Stock Exchange.

•

Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket TM, the over-the-counter market for New York Stock Exchange (NYSE) and American Stock Exchange (AMEX)-listed securities.  KCM is a broker-dealer registered with the SEC and is a member of the NASD.

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

International Subsidiaries

•

Knight Roundtable Europe Limited (“KREL”) wholly owns Knight Securities International, Ltd. (“KSIL”), a U.K. registered broker-dealer, which provides agency execution services for European investors in European and U.S. equities.  KSIL also provided market-making services in European securities, however, these services were discontinued in 2002.  The Company owns an approximate 85% interest in KREL.  KSIL is regulated by the Financial Services Authority in the U.K. and is a member of the London Stock Exchange.

•

Knight Securities Japan Ltd. (“KSJ”) operated as a market maker in Japanese equity securities. The Company owns 60% of KSJ through a joint venture with Nikko Cordial Group. KSJ is regulated by the Financial Supervisory Agency in Japan.  In May 2003, KSJ ceased trading operations and began the process of liquidating its operations.

               The Company also maintains an asset management segment for institutional investors and high net-worth individuals through its Deephaven Capital Management LLC (“Deephaven”) subsidiary.

2.     Significant Accounting Policies

               Basis of consolidation and form of presentation

               The accompanying unaudited consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances have been eliminated.  Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The nature of the

Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC.

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

               Strategic investments

               Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term.  The valuations of strategic investments, which include Nasdaq and other financial services-related businesses, are reviewed by management on an ongoing basis.

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

               Goodwill and Intangible Assets

               The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with an indefinite useful life no longer be amortized, but instead, be tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. Other intangible assets are amortized over their useful lives, which have been determined to be 15 years.

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

               Foreign currencies

               The functional currencies of the Company’s consolidated foreign subsidiaries are the U.S. dollar and the Japanese yen. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. The foreign exchange gains and losses resulting from the translation of financial statements of a subsidiary whose functional currency is not the U.S. dollar are included as a separate component of Stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in Investment income and other in the Company’s Consolidated Statements of Operations.

               Depreciation, amortization and occupancy

               Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the life of the related office lease or the expected useful life of the assets. The Company records rent expense on a straight-line basis over the lives of the leases. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service.

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

               Lease loss accrual

               It is the Company’s policy to identify excess real estate capacity and where applicable, accrue for such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (which requires the accrual of future costs to be made using a discounted cash flow analysis for lease losses initiated after such date), and costs related to the excess capacity are accrued.

               Income taxes

               The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets and liabilities are included in Other assets and Accounts payable, accrued expenses and other liabilities, respectively in the Consolidated Statements of Financial Condition.

               Stock-Based Compensation

               The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

               Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123 Accounting for Stock -Based Compensation, the Company’s net loss and earnings per share amounts for the three months ended March 31, 2003 and 2002 would have been as follows:

	Three Months Ended March 31,

	2003	2002

Net (loss), as reported	$(9,835,333)	$(12,695,486)
Pro forma compensation expense determined under fair value based method, net of tax	(1,980,068)	(603,796)
Pro forma net (loss)	(11,815,401)	(13,299,282)
Basic earnings per share, as reported	(0.09)	(0.10)
Diluted earnings per share, as reported	(0.09)	(0.10)
Pro forma basic earnings per share	(0.10)	(0.11)
Pro forma diluted earnings per share	(0.10)	(0.11)

               The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model.

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

3.     Securities Owned and Securities Sold, Not Yet Purchased

         Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	March 31, 2003	December 31, 2002

Securities owned:
Equities	$1,313,220,712	$1,024,024,594
Options	986,249,271	946,933,768
U.S. government obligations	11,776,426	13,541,722

	$2,311,246,409	$1,984,500,084

Securities sold, not yet purchased:
Equities	$1,335,752,973	$1,080,415,740
Options	1,274,294,618	1,174,484,615

	$2,610,047,591	$2,254,900,355

4.     Receivable from/Payable to Brokers and Dealers

        Amounts receivable from and payable to brokers and dealers consist of the following:

	March 31, 2003	December 31, 2002

Receivable:
Clearing brokers	$505,690,940	$476,094,300
Securities failed to deliver	1,283,569	890,399
Other	3,148,851	3,218,441

	$510,123,360	$480,203,140

Payable:
Clearing brokers	$27,075,458	$34,182,937
Securities failed to receive	727,750	1,088,717

	$27,803,208	$35,271,654

5.     Goodwill and Intangible Assets

               The Company adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to, a business combination. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer being amortized, but are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. The Company continues to evaluate the effects, if any, of impairment of goodwill, all of which is attributable to our equity markets segment.  As part of our test for impairment, we considered the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value.

               Goodwill is net of accumulated amortization of $22,486,397 through December 31, 2001.

               At March 31, 2003, the Company had intangible assets, all of which are attributable to our equity markets segment, with a gross carrying amount of $40.2 million and accumulated amortization of $6.0 million, which primarily resulted from the purchase of various options related specialists posts. Intangible assets deemed to have definite lives are being amortized over their useful lives, which have been determined to be 15 years.  The Company evaluates the remaining useful life of its intangible assets at least annually.  For the three months ended March 31, 2003, the Company recorded amortization expense relating to these intangible assets of $671,000. The estimated amortization expense relating to the intangible assets for each of the five succeeding years approximates $2.7 million.

6.     Investment in Deephaven Sponsored Fund

               The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Fund, which engages in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Fund are carried at market value. Of the $1.2 billion of assets under management in the Deephaven Fund as of March 31, 2003, the Company had an investment of $182.9 million. In addition, certain officers, directors and employees of the Company have invested approximately $19.2 million in the Deephaven Fund, in the aggregate, as of March 31, 2003.

7.     Significant Customers

               The Company considers significant customers to be customers who account for 10% or more of the total U.S. equity shares traded by the Company during the period. One customer accounted for 26.7% of the Company’s total U.S. equity shares traded during the three months ended March 31, 2003. Rebates paid to this firm for U.S. equity and U.S. options contract order flow amounted to $3.8 million during the period.

               Additionally, the Company’s $182.9 million investment in the Deephaven Fund accounted for 14.4% of total assets under management.  In addition to the Company, there were two other institutional investors that accounted for 12.6% and 11.8%, respectively, of the Deephaven Fund’s assets under management.

8.     International Charges

               In May 2003, KSJ ceased its trading operations and commenced the process of liquidating its operations.  The Company expects that it will incur severance and other charges relating to this closure of up to $0.03 per share in the second quarter of 2003.

               During the three months ended March 31, 2002, the Company incurred charges of $4.3 million related to its international businesses.  The charges consisted of $3.6 million related to the writedown of our investment in Nasdaq Japan and $750,000 related to contract terminations.

9.     Writedown of Assets and Lease Loss Accrual

               The Writedown of assets and lease loss accrual for the three months ended March 31, 2003 was $17.4 million. The writedown primarily consists of $10.3 million related to costs associated with excess real estate capacity, primarily in Jersey City, NJ, $6.8 million related to the writedown of our investment in Nasdaq to fair value and $260,000 related to the writedown of fixed assets that are no longer actively used.  The writedown of assets and lease loss accrual for the three months ended March 31, 2002 was $4.2 million.   The writedown primarily consisted of $2.5 million related to impaired strategic investments, $1.3 million related to the writedown of fixed assets that are no longer actively used and $425,000 related to a writedown of exchange seats.

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

               The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was $3.1 million and $4.5 million for the three months ended March 31, 2003 and 2002, respectively.

               The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of March 31, 2003, future minimum rental commitments under all noncancelable office leases, and computer and equipment leases, guaranteed employment contracts longer than one year and other commitments (“Other Obligations”) were as follows :

	Office Leases	Other Obligations	Total

Nine months ending December 31, 2003	$12,590,550	$30,257,406	$42,847,956
Year ending December 31, 2004	13,676,863	23,133,363	36,810,226
Year ending December 31, 2005	12,672,679	149,499	12,822,178
Year ending December 31, 2006	10,492,083	11,049	10,503,132
Year ending December 31, 2007	8,743,418	1,703	8,745,121
Thereafter through October 31, 2021	124,462,348	—	124,462,348

	$182,637,941	$53,553,020	$236,190,961

               During the normal course of business, the Company collaterizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of March 31, 2003, the Company has provided an $11.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In addition, the Company has obligations to provide letters of credit or maintain escrow accounts, if requested, to collateralize employment contracts in the aggregate amount of approximately $7.3 million. As of March 31, 2003 the Company has $2.7 million in an escrow account to collateralize such obligations.

               The Company has an agreement with one of its subsidiaries’ clearing brokers, obligating the Company to generate and pay clearing fees totaling a minimum of $12.0 million during an eighteen-month period from the commencement of clearing services, which is expected to commence within the next three months.

               At March 31, 2003, KSJ, a joint venture operation of which the Company owns 60%, had one daylight overdraft facility with a Japanese financial institution for 2 billion yen. The intraday credit facility was used to facilitate the daily gross settlement of securities transactions and bear market rates of interest in Japan.    This overdraft facility expired in April 2003 and has not been renewed.

               In January of 2002, KSJ entered into a 5 billion yen daylight overdraft facility with an affiliate of Nikko Cordial Group, the owner of the remaining 40% interest in the joint venture.  Pursuant to the terms of the loan contract, both the Company and Nikko were required to guarantee liabilities arising from the overdraft facility in their respective percentages of ownership.  This overdraft facility expired in February of 2003 and was not renewed.

               The Company has agreements with the International Securities Exchange, L.L.C. (the “ISE”) to purchase Class A and Class B membership interests of ISE with a total purchase price of approximately $28.5 million.  The ISE demutualized on May 31, 2002 and as a result, the Company received shares of the ISE representing both equity interest and trading rights.  In accordance with the purchase agreement, the Company made an initial payment at the time of the closing with further periodic payments to be made in the future based on a fixed dollar amount per contract traded.  The Company capitalizes the exchange memberships at a fixed dollar amount per contract traded. As of March 31, 2003, the Company had capitalized $5.7 million of Equity Interest (Class A) and $11.9 million of Trading Rights (Class B).  These amounts are included in Strategic investments and Other assets, respectively, on the Statements of Financial Condition. The Company is not obligated to make future payments; however, the Company would forfeit its equity interest and its trading rights if it failed to meet its minimum payment obligations under the contract.

11.     Comprehensive Income

               Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders.  Comprehensive income is as follows:

	Three months ended March 31,

	2003	2002

Net loss	$(9,835,333)	$(12,695,486)
Foreign currency translation adjustment, net of tax	79,124	91,315

Total comprehensive loss, net of tax	$(9,756,209)	$(12,604,171)

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

               The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2003 and 2002:

	For the three months ended March 31,

	2003		2002

	Numerator / net loss	Denominator / shares	Numerator / net loss	Denominator / shares

Loss and shares used in basic calculations	$(9,835,333)	114,050,350	$(12,695,486)	124,131,683
Effect of dilutive stock based awards	—	—	—	—

Loss and shares used in diluted calculations	$(9,835,333)	114,050,350	$(12,695,486)	124,131,683

Basic earnings per share		$(0.09)		$(0.10)

Diluted earnings per share		$(0.09)		$(0.10)

               For the three months ended March 31, 2003 and 2002, 2,362,507 and 857,056 shares of common stock equivalents, respectively, were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the periods and the effect of their inclusion would be anti-dilutive.

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

               The Company issued 189,483 restricted shares, outside of the Plans, from treasury stock during the first quarter of 2003 as stock-based compensation.   Such grants were made at fair market value and with terms consistent with the Plans.  At March 31, 2003 the Company had 1,549,681 restricted shares outstanding, in aggregate, both under and outside of the Plans.

               The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees.  For the three months ended March 31, 2003 and 2002, the Company recorded compensation expense of $668,000 and $85,000, respectively, which has been included in Employee compensation and benefits in the Consolidated Statements of Operations.

               On December 11, 2002, the Company filed with the SEC a Tender Offer Statement on Schedule TO and associated documents relating to an offer to exchange all outstanding vested and unvested options granted under the Plans (the “Exchange Program”).  To be eligible for the Exchange Program the options had to have an exercise price of at least $14.00 and be held by current employees who had not received an option grant since June 1, 2002.  Members of the Company’s Board of Directors and executive officers were excluded from participating in the Exchange Program.

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

               The offering period under the Exchange Program expired on January 17, 2003.   A total of 1,436,750 options to purchase one share were cancelled.  In accordance with the Exchange Program, 550,600 options to purchase one share will be granted to current employees at a date no earlier than July 18, 2003.  The remaining 886,150 options to purchase one share have been added to the total number of options available for future grants.

14.     Net Capital Requirements

               As registered broker-dealers, KS, KCM, KFP and KEP are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital.  Additionally, KS and KCM are members of the NASD, and KFP and KEP are members of the Chicago Board Options Exchange, the American Stock Exchange, the Pacific Stock Exchange, the Philadelphia Stock Exchange and the International Stock Exchange.  KS is also a member of the Cincinnati Stock Exchange and the Pacific Stock Exchange, while KFP is also a member of the Chicago Board of Trade and the Chicago Mercantile Exchange.  KSIL and KSJ are subject to regulatory requirements in the countries in which they operate, including the requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan, respectively.  As of March 31, 2003, the Company was in compliance with these capital adequacy requirements.

               The following table sets forth the net capital levels and requirements for the following broker-dealer subsidiaries at March 31, 2003 (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital

KS	$78.1	$3.0	$75.1
KCM	32.9	1.0	31.9
KFP	31.0	0.3	30.7
KEP	3.0	0.3	2.7
KSIL	3.4	1.9	1.5
KSJ*	18.2	5.6	12.6

* - Amounts for KSJ were translated from Japanese yen to the U.S. dollar using the March 31, 2003 exchange rate.

15.     Business Segments

               The Company has two reportable segments: equity markets and asset management. Equity markets includes two geographic classifications, domestic and international. Domestic equity markets primarily represents market-making in U.S. equity securities listed on Nasdaq, on the OTCBB of the NASD, in the Nasdaq Intermarket and in U.S. options on individual equities, equity indices and fixed income futures instruments. International equity markets includes market-making in equities in Europe and Japan and in options in Europe and Australia. Market-making in Europe and Australia was discontinued during 2002.  Market-making in Japan was discontinued in the second quarter of 2003.  The asset management segment consists of investment management and sponsorship of the Deephaven Fund.

               The Company’s net revenues, income before income taxes and minority interest and assets by segment are summarized below:

	Domestic Equity Markets [1]	International Equity Markets[2]	Total Equity Markets	Asset Management[3]	Eliminations[4]	Consolidated Total

For the three months ended March 31, 2003:
Revenues	$105,630,298	$2,631,100	$108,261,398	$20,402,129	$(1,706,671)	$126,956,856
(Loss) income before income taxes and minority interest	(28,514,982)	(2,754,486)	(31,269,468)	13,925,283	—	(17,344,185)
Total assets	3,176,831,984	74,402,912	3,251,234,896	207,123,974	—	3,458,358,870

For the three months ended March 31, 2002:
Revenues	$123,009,601	$4,380,174	$127,389,775	$8,769,231	$(2,658,943)	$133,500,063
Loss before income taxes and minority interest	(5,677,048)	(14,828,175)	(20,505,223)	(766,115)	—	(21,271,338)
Total assets	2,579,947,685	372,106,911	2,952,054,596	66,471,126	—	3,018,525,722

1 - Losses before income taxes and minority interest for the three months ended March 31, 2003 and 2002 include $17.4 million and $4.2 million, respectively, in writedowns of assets and lease loss accruals described in Footnote 9 and $2.5 million and $2.2 million, respectively, in severance expense.
2 - Losses before income taxes and minority interest for the three months ended March 31, 2003 include $388,000 in severance expense.  Losses before income taxes and minority interest for the three months ended March 31, 2002 include $4.3 million in international charges described in Footnote 8 and $579,000 in severance expense.
3  - The Company had invested $182.9 million and $62.7 million in the Deephaven Fund at March 31,  2003 and 2002, respectively. This investment is included in the assets of the asset management segment.  Revenues generated by the Deephaven Fund investments made by the Company for the three months ended March 31, 2003 and 2002 were $6.2 million and $957,000, respectively.
4 -  Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

               The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (“SEC”).  This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

               Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (MD&A), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” and in “Trends” within MD&A herein, and in other reports or documents the company files from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this report.

Overview

               We have two reportable segments: Equity Markets and Asset Management.  Within Equity Markets, we are a leading execution specialist making markets in cash equities and in options on individual equities and equity indices.  Additionally, we maintain an Asset Management business for institutions and high-net-worth individuals.

Market and Economic Conditions in the First Quarter of 2003

               In the U.S., market and economic conditions remained difficult during the first quarter of 2003. Investors continued to be concerned with weak corporate earnings, increased uncertainty about the strength and pace of the domestic economic recovery as well as increased geopolitical unrest, attributable to the war in Iraq, all of which created difficult conditions in the U.S. financial markets.  During the first quarter of 2003, the Nasdaq Composite Index remained flat from December 31, 2002. The Dow Jones Industrial Average and the S&P 500 Index were down 4% each, from December 31, 2002.

Certain Factors Affecting Results of Operations

               Our results of operations may be materially affected by market fluctuations, regulatory changes and by economic factors. We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; the performance of our international businesses; our ability to manage personnel, overhead and other expenses, including our occupancy expenses on our office leases; the strength of our client relationships; the amount of revenue derived from limit orders as a percentage of net trading revenues; the amount of, and volatility in, the results of our statistical arbitrage and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and sales, trading and technology professionals; legislative, legal and regulatory changes; regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation to, increases in our market share and revenue capture in our Equity Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our Equity Markets segment’s services declines and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.  Additionally, our operations could be affected by the level of activity of certain exchanges.  Poor results and low activity at exchanges could materially and adversely affect our operating results and lead to a writedown of certain intangible assets.

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

Trends

               We believe that our business is currently impacted by the following trends that may affect our financial condition and results of operations. First, over the past two years, the effects of decimalization and other market structure changes, competition and market conditions have resulted in a significant decline in revenue capture per share in our cash equities market-making operations and revenue capture per contract in our options market-making operations. For example, average revenue capture per share has fallen from $0.0092 in 2000 to $0.0010 in the first quarter of 2003. Average revenue capture per contract has similarly fallen from $5.64 in 2000 to $2.13 in the first quarter of 2003. Average revenue capture per share represents the total net trading revenue from our cash equity market-making operations divided by the volume of U.S. equity shares traded.  Average revenue capture per contract reflects the total net trading revenue plus net interest income from our options market-making and specialist operations divided by the volume of our US option contracts traded.  Second, decimalization and other market structure changes, competition and market conditions have triggered an industry shift from market makers trading OTC securities solely as principal to executing trades on a riskless principal or agency basis with institutions paying commission-equivalents or commissions, respectively, as declining spreads reduce profits for principal equity trading firms and as firms become more risk-averse in their capital commitments. Currently, we execute the majority of our institutional client orders on a riskless principal or agency basis, charging commission equivalents or commissions, respectively, and we execute the majority of our broker-dealer client orders as principal. Third, market makers have reduced their payment for order flow rates as average revenue capture per share and average revenue capture per contract have fallen.  We have changed our payment for order flow rates several times in 2002 and in the first quarter of 2003.  In addition, we also have recently expanded our program of charging execution fees to certain of our broker-dealer clients for certain order flow.  Fourth, electronic communication networks (“ECNs”) and other alternative trading systems now account for a significant amount of Nasdaq trading volume. These venues can charge access fees to counterparties who access their liquidity, where market makers cannot. Also, direct access trading solutions and application service providers are growing in popularity.  The introduction of SuperMontage by NASDAQ, the creation of the NASD Alternative Display Facility and the increase in trading of NASDAQ-listed securities on other exchanges has increased market fragmentation, resulting in increased execution expenses, increased instances of locked and crossed markets, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fifth, the effects of decimalization and market conditions have resulted in consolidation in the equities and options market-making industries. For example, in the past year, several equity market makers withdrew from providing market-making services or scaled back the number of stocks in which they make markets. In the options area, there also was significant consolidation in the past year.

Revenues

               Our revenues consist principally of net trading revenue from US securities market-making activities. Net trading revenue, which consists of trading gains net of trading losses and commission equivalents, is primarily affected by changes in US equity trade and share volumes and US option contract volumes, our average revenue capture per share and per contract, dollar value of equities and options traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients and by regulatory changes and evolving industry customs and practices.

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

               Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual and overall performance and incentive compensation paid to other employees based on our overall profitability.  Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of expenses including payments for order flow, execution and clearance costs and overhead allocations (“net profitability”). Through October 2002, compensation for employees engaged in cash equities market-making activities was determined primarily based on a percentage of net profitability. Effective November 2002, the compensation model for our cash equity market-making personnel changed to a salary and discretionary bonus.  The compensation model for our options market-making personnel was based on a salary and discretionary bonus throughout 2002 and the first quarter of 2003.

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

               Payments for order flow represent payments to certain broker-dealers and institutional clients, in the normal course of business, for directing their order flow in US cash equities and US option contracts to us.  Payments for order flow change as we modify our payment rates and as our percentage of clients whose policy is not to accept payments for order flow varies.

               Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

               Depreciation and amortization expense results from the depreciation of fixed assets and leasehold improvements and the amortization of intangible assets with finite lives primarily related to our purchases of various options-related specialist posts. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, as of January 1, 2002, goodwill is no longer being amortized.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

               The net loss for the three months ended March 31, 2003 was $9.8 million, resulting in a loss per share on a fully diluted basis of $0.09.  This compares to a net loss of $12.7 million and a loss per share of $0.10 on a fully diluted basis for the comparable period in 2002.  In the three months ended March 31, 2003, total revenues decreased 4.9% to $127.0 million, from $133.5 million in the comparable period in 2002, primarily related to lower trading revenues offset, in part, by increases in asset management fees and investment income.

               Expenses decreased 6.8% to $144.3 million, down from $154.8 million in the comparable period in 2002.  Our expenses for the three months ended March 31, 2003 and 2002 included $17.4 million and $8.5 million, respectively, in international charges, writedowns of assets and lease loss accruals.  Excluding these charges, expenses decreased 13.2% to $126.9 million in the three months ended March 31, 2003, from $146.3 million in the comparable period in 2002.  This decrease was primarily related to lower payment for order flow expenses due to reductions in our payment for order flow rates and lower employee compensation due to reduced headcount and lower profitability.

               In the three months ended March 31, 2003, our Equity Markets segment had revenues of $108.3 million, and a loss before income taxes and minority interest of $31.3 million (loss includes $17.4 million in writedown of assets and lease loss accruals).  In the three months ended March 31, 2002, our Equity Markets segment had revenues of $127.4 million, and a loss before income taxes and minority interest of $20.5 million (loss includes $4.2 million of writedown of assets and lease loss accruals and $4.3 million in international charges).

               In the three months ended March 31, 2003, our Asset Management segment had revenues of $20.4 million and income before income taxes and minority interest of $13.9 million.  In the three months ended March 31, 2002, our Asset Management segment had revenues of $8.8 million and a loss before income taxes and minority interest of $766,000.

Revenues

               Net trading revenue from equity securities market-making decreased 23.6% to $65.3 million in the three months ended March 31, 2003, from $85.5 million in the comparable period in 2002.  Equity trading revenues are almost entirely comprised of revenues from U.S. equity market-making. This decrease in equity trading revenue was primarily due to a 50.0% decrease in average revenue capture per share. Average revenue capture per share has continued to be adversely impacted by a reduction in spreads due to decimalization and the resulting one-penny minimum price spread, and the reduction in the average market price of shares traded. This decrease in net trading revenues due to the reduction of average revenue capture was offset, in part, by a 61.4% increase in U.S. equity share volume. However, the increase in U.S. equity share volume was primarily due to higher share volume in low-priced Bulletin Board and Pink Sheets stocks, which have a lower average revenue capture per share.

               Net trading revenue from options market-making decreased 3.1% to $26.4 million in the three months ended March 31, 2003, from $27.2 million in the comparable period in 2002.  The decrease was primarily due to a 10.1% decrease in average revenue capture per contract, partially offset by a 14.0% increase in U.S. option contract volume.  Our U.S. option contract volume was positively impacted by Knight Financial Products LLC’s (“KFP”) purchases of additional exchange posts during 2001 and 2002, which increased our overall options market-making coverage but was offset, in part, by the delisting of a number of option classes with limited volumes.   Additionally, trading revenues for the three months ended March 31, 2002 were positively affected by the trading revenues earned by our options market-making operations in Europe and Australia, which were closed in the second quarter of 2002 as they were not profitable and were non-core to our business strategy.

	For the three months ended March 31,

	2003	2002	Change	% of Change

Equity market-making net trading revenues (millions)	$65.3	$85.5	$(20.2)	-23.6%
Options market-making net trading revenues (millions)	26.4	27.2	(0.8)	-3.1%

Total net trading revenues (millions)	$91.7	$112.7	$(21.0)	-18.6%
U.S. equity shares traded (billions)*	66.4	41.1	25.3	61.4%
U.S. equity trades executed (millions)	34.2	28.8	5.4	18.7%
U.S. option contracts (millions)	12.9	11.3	1.6	14.0%
Average revenue capture per U.S. equity share ($)	0.0010	0.0020	(0.0010)	-50.0%
Average revenue capture per U.S. option contract ($)	2.13	2.37	(0.24)	-10.1%
% of Bulletin Board equity shares of total U.S. equity shares	60.3%	50.4%	9.9%	19.6%

* - Includes 40.0 billion and 20.7 billion of OTC Bulletin Board shares for the three months ended March 31, 2003 and 2002, respectively.

               Commissions and fees increased 7.5% to $11.8 million in the three months ended March 31, 2003, from $11.0 million in the comparable period in 2002. This increase is primarily due to higher commission-based volumes and higher commission rates in our options order routing activities.

               Asset management fees increased 99.5% to $14.2 million in the three months ended March 31, 2003 from $7.1 million in the comparable period in 2002.  The increase in fees was primarily due to an increase in fund returns to the investor from 1.3% in the first quarter of 2002 to 3.7% in the first quarter of 2003.  The increase was offset, slightly, by the decrease in the average amount of funds under management throughout the quarter in the Deephaven Fund.  The average month-end balance of funds under management decreased to approximately $1.2 billion during the three months ended March 31, 2003, from an average of approximately $1.3 billion in the comparable period in 2002.

	For the three months ended March 31,

	2003	2002	Change	% of Change

Asset Management Fees (millions)	$14.2	$7.1	$7.1	99.5%
Average month-end balance of assets under management (millions)	1,230.9	1,340.3	(109.4)	-8.2%
Quarter to date Fund return to investor	3.7%	1.3%	2.4%	184.6%

               Interest and dividends, net, increased 10.3% to $1.8 million in the three months ended March 31, 2003, from $1.6 million in the comparable period in 2002. This increase was primarily due to changes in the composition of our market-making positions offset, in part, by lower cash balances held at our banks and clearing brokers as well as lower interest rates.

               Investment income and other income increased to $7.5 million in the three months ended March 31, 2003, from $1.1 million in the comparable period in 2002.  This increase was primarily due to an increase in earnings related to our investment in the Deephaven Fund.  The increased earnings were due to an increase in our investment in the Fund and the Fund’s increased return to its investors.  The Company had $182.9 million invested in the Deephaven Fund as of March 31, 2003, up from $62.7 million as of March 31, 2002.  Additionally, Investment income and other income increased in 2003 as a result of a one time $1.1 million gain related to the sale of one of our strategic investments.

Expenses

               Employee compensation and benefits expense decreased 6.8% to $54.7 million for the three months ended March 31, 2003, from $58.6 million in the comparable period in 2002. The decrease was primarily due to lower headcount and lower incentive compensation as a result of a decrease in gross trading profits and margins.   Employee headcount was reduced during 2002 and the first quarter of 2003, with the number of full time employees decreasing to 965 at March 31, 2003, from 1,283 full time employees at March 31, 2002.  Severance costs were $2.9 million in the three months ended March 31, 2003, up from $2.8 million for the comparable period in 2002.

               Execution and clearance fees increased 2.2% to $29.3 million in the three months ended March 31, 2003, from $28.7 million in the comparable period in 2002. Execution and clearance fees increased due to the increase in U.S. options contracts and U.S. equity trades executed as well as increased costs related to executing a larger number of orders through ECNs.  In the three months ended March 31, 2003, execution fees from ECNs were $4.6 million, compared to $2.3 million in the comparable period in 2002.  The increase in execution and clearance fees was partially offset as a result of the reduction in clearing rates in our U.S. equities market-making businesses in the first quarter of 2003 and the closure of European equities market-making in the fourth quarter of 2002.

               Payments for order flow decreased 39.2% to $11.6 million for the three months ended March 31, 2003, from $19.0 million for the comparable period in 2002. The decrease was primarily due to changes in our payment for order flow policy initiated in 2002 and in the first quarter of 2003, partially offset by increased volumes for U.S. equity shares traded and U.S. options contracts executed.

               Communications and data processing expense decreased 15.4% to $9.2 million for the three months ended March 31, 2003, from $10.9 million for the comparable period in 2002. This decrease was generally attributable to a decrease in headcount and related technology costs as well as the reduction in our European operations.

               Depreciation and amortization expense decreased 12.4% to $8.5 million for the three months ended March 31, 2003, from $9.7 million for the comparable period in 2002. This decrease was primarily due to the write-off of $11.3 million of fixed assets since the beginning of 2002, offset in part, by the purchase of an additional $12.5 million of fixed assets since April 1, 2002.

               Occupancy and equipment rentals expense decreased 33.6% to $4.8 million for the three months ended March 31, 2003, from $7.2 million for the comparable period in 2002. This decrease was primarily attributable to the lease loss accruals taken in 2002 and the first quarter of 2003 related to our excess real estate capacity in Jersey City, NJ as well as in London.  We currently have 266,000 square feet of unoccupied office space in Jersey City.

               Professional fees decreased 42.8% to $3.8 million for the three months ended March 31, 2003, from $6.7 million for the comparable period in 2002. The decrease compared to 2002 was primarily due to the payment in 2002 of a one-time asset management consulting fee related to the retirement of Deephaven’s CEO as of the end of 2001, offset in part by an increase in legal fees.

               Business development increased 66.2% to $2.0 million for the three months ended March 31, 2003, from $1.2 million for the comparable period in 2002.  The primary reason for the increase was due to additional advertising expenses incurred in the first quarter of 2003.

               There were no international charges for the three months ended March 31, 2003.  International charges were $4.3 million for the three months ended March 31, 2002.  International charges during the first quarter of 2002 included $3.6 million related to the writedown of our investment in Nasdaq Japan and $750,000 related to contract terminations.

               During the three months ended March 31, 2003, charges of $17.4 million were incurred related to our domestic businesses, compared to charges of $4.2 million in the comparable period in 2002.  The charges in the first quarter of 2003 consist of $10.3 million of lease loss accruals related to the writedown of our excess real estate capacity, $6.8 million related to the writedown of our strategic investment in Nasdaq and $260,000 related to the writedown of fixed assets that are no longer actively used.  The charges for the first quarter of 2002 consist of $2.5 million related to the writedown of an impaired strategic investment, $1.3 million related to the writedown of fixed assets that are no longer actively used and $425,000 related to the writedown of exchange seats.

               Our effective income tax rates of 39.2% and 25.3% for the three months ended March 31, 2003 and 2002, respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes and non-deductible foreign losses.

Liquidity

               Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings. As of March 31, 2003, we had $3.5 billion in assets, 88% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest- bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. At March 31, 2003, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $315.3 million. Additionally, our investment in the Deephaven Fund was $182.9 million at March 31, 2003.  This investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Fund.

          (Loss) before income taxes and minority interest plus depreciation and amortization and net non-cash writedowns was ($1.8 million) and ($3.8 million) for the three months ended March 31, 2003 and 2002, respectively.  Depreciation expense was $7.8 million and $9.1 million for the three months ended March 31, 2003 and 2002, respectively. Amortization expense, which related to intangible assets, was $671,000 and $619,000 for the three months ended March 31, 2003 and 2002, respectively. Net non-cash writedowns consisted of $7.1 million and $7.8 million for the three months ended March 31, 2003 and 2002, respectively, primarily related to fixed assets no longer actively being used and impaired strategic investments.

               Net purchases and proceeds from strategic investments and acquisitions were $1.3 million and ($1.8 million) for the three months ended March 31, 2003 and 2002, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of option specialist posts in support of the development and growth of our business. We increased our investment in the Deephaven Fund by $29.1 million and $11.8 million during the three months ended March 31, 2003 and 2002, respectively.

               Capital expenditures were $2.2 million and $6.0 million during the three months ended March 31, 2003 and 2002, respectively.  Capital expenditures primarily relate to the purchase of data processing and communications equipment, capitalized software and leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost.

               During the first quarter, the Company repurchased 5,807,400 shares totaling $28.0 million.  Included in the first quarter activity were open market purchases, as well as a privately negotiated block transaction for 4,775,000 shares that was effected with a dealer on behalf of Ameritrade Holding Corporation.  Through March 31, 2003, under the Company’s previously announced $70 million stock repurchase program, the Company had repurchased 13,767,300 shares for $69.2 million.  The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors.  The Company cautions that there are no assurances that any further repurchases may actually occur.  See the section entitled “Subsequent Events” included below in this section for additional discussion on the Company’s stock repurchase program.  Knight Trading Group had approximately 112.1 million shares of common stock outstanding as of March 31, 2003.

               As registered broker-dealers, Knight Securities, L.P. (“KS”), Knight Capital Markets LLC (“KCM”), Knight Financial Products LLC (“KFP”) and Knight Execution Partners LLC (“KEP”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At March 31, 2003, KS had net capital of $78.1 million, which was $75.1 million in excess of its minimum net capital requirement of $3.0 million, KCM had net capital of $32.9 million which was $31.9 million in excess of its minimum net capital requirement of $1.0 million, KFP had net capital of $31.0 million which was $30.7 million in excess of its minimum net capital requirement of $250,000 and KEP had net capital of $3.0 million which was $2.7 million in excess of its minimum net capital requirement of $250,000. Additionally, Knight Securities International Ltd. (“KSIL”) and Knight Securities Japan Ltd. (“KSJ”) are subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom and the Financial Supervisory Agency in Japan, respectively. KSIL had net capital of $3.4 million, which was $1.5 million in excess of its minimum net capital requirement of $1.9 million, and KSJ had net capital of approximately $18.2 million, which was $12.6 million in excess of its minimum net capital requirement of approximately $5.6 million.

               We have no long-term debt at March 31, 2003 nor do we currently have any debt commitments for 2003. We do not anticipate that we will need to incur long-term debt to meet our 2003 capital expenditure and operating needs.  We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Collateralized Loan to Former Officer

               Upon the retirement of Mr. Irvin Kessler, the former Chief Executive Officer of Deephaven, as of December 31, 2001, the Company entered into a consulting agreement with Mr. Kessler. In order to maintain Mr. Kessler’s relationships with the Deephaven Fund investors and maintain Mr. Kessler’s continued investment in the Deephaven Fund, the Company agreed to provide Mr. Kessler with a full recourse collateralized loan of $25 million. On June 13, 2002, the Company entered into loan and security documents with Mr. Kessler providing for such a loan. The loan matured on March 31, 2003.  The Company received $13.5 million of the balance in the first quarter of 2003.  The remaining loan balance, consisting of principal and interest, was repaid in full in April of 2003.

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

               Lease Loss Accrual - It is the Company’s policy to identify excess real estate capacity and where applicable, accrue against such future costs.  In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (which requires the accrual of future costs to be made using a discounted cash flow analysis for lease losses initiated after such date), and costs related to the excess capacity are accrued.  The effect of applying these new provisions to our current lease losses accounted for under a nominal cash flow analysis, would not be material.  During the three months ended March 31, 2003, we incurred $10.3 million of lease loss expense that is included on the Consolidated Statements of Operations in the Writedown of assets and lease loss accrual line item.   The majority of this amount is related to our lease at 545 Washington Boulevard in Jersey City, New Jersey, of approximately 266,000 square feet, all of which is currently unoccupied.  The Company engaged a real estate broker in order to sub-lease approximately 100,000 square feet based on an assessment of our real estate needs.  In accordance with SFAS No. 13 Accounting for Leases, the Company recorded a lease loss accrual of $9.8 million in the first quarter of 2003 related to this sub-lease.  The accrual at March 31, 2003 was derived from assumptions and estimates based on lease terms of the anticipated sub-lease agreement, which assumes a sub-lease agreement would begin in mid-2004 and that payments would commence in 2005, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build out allowances.  We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

               Impairment of Goodwill and Intangible Assets - The useful lives of goodwill and intangible assets are determined upon acquisition.  Intangible assets are amortized over their respective lives.  Goodwill and the useful lives of intangible assets are tested, at a minimum, on an annual basis.

•

Our goodwill of $17.5 million is related to the purchase of our listed equities market maker, KCM, and our order routing business of KEP.  During our annual tests for impairment done in 2002, it was determined that these assets were not impaired.  As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.  It was determined that no impairment charge was necessary.  We plan on performing similar tests for impairment during the second quarter of 2003.

•

Our intangible assets balance of $34.2 million is attributable to our equity markets segment and includes trading rights and trading posts on the Chicago Board Options Exchange, American Stock Exchange, Pacific Stock Exchange and the Philadelphia Stock Exchange.  These assets are being amortized over their useful lives, which have been determined to be 15 years.  During our annual tests for impairment done in 2002, it was determined that the carrying value and the useful lives of these assets were not impaired.  We plan on performing similar tests for impairment during the second quarter of 2003.

               Strategic Investments - Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value.  The equity method of accounting is used for investments in limited partnerships.  The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term.  The valuation of strategic investments, which include our investment in Nasdaq, are reviewed on an ongoing basis.  In accordance with this policy, in the first quarter of 2003, the Company wrote-down its investment in NASDAQ by $6.8 million.

               Market-Making Activities - Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

               Asset management fees - The Company earns asset management fees for sponsoring and managing the investments of the Deephaven Market Neutral Master Fund (the “Deephaven Fund”). Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Fund's monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Fund exceeds the greater of either the highest previous net asset value in the Deephaven Fund, or the net asset value at the time each investor made his purchase. If the Deephaven Fund recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis.

               Writedown of Fixed Assets - Writedowns of fixed assets are recognized when it is determined that the carrying amount of the fixed asset is not recoverable or has been impaired. The amount of the writedown is determined by the difference between the carrying amount and the fair value of the fixed asset.  In determining recoverability and impairment, an estimated fair value is obtained through research and inquiry of the market.

Subsequent Events

               Due to the approval by the Japanese Securities Dealers Association in 2002 for the creation of a mandatory central limit order book for retail-sized equity transactions on Jasdaq, the withdrawal of NASDAQ Japan, poor market conditions and limited market structure changes in Japan, KSJ’s original business plan was significantly impaired.  As a result, on March 31, 2003, the Company and its joint venture partner, Nikko Cordial Group, announced that KSJ would cease its trading operations by early May 2003.  On May 2, 2003, trading operations at KSJ ceased.  The parties have commenced the process of liquidating KSJ.  The Company expects to record a charge of up to three cents ($0.03) per share during the second quarter of 2003 relating to the liquidation of KSJ.

               On May 12, 2003, the Company’s Board of Directors authorized an increase in the size of the Company’s previously announced stock repurchase program to $95 million, from $70 million.  The Company’s Board of Directors first authorized the stock repurchase program up to a total of $35 million in April of 2002.  In July of 2002, the Board authorized an increase in the size of the program up to $70 million.

Recently Issued Accounting Standards

               In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  We adopted the provisions of SFAS No. 146 effective January 1, 2003, which did not have a material impact on our financial statements.

               In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities.  We adopted the disclosure provisions of FIN 45 effective December 31, 2002.

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

               In November 2002, the EITF reached a consensus on EITF Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.  EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We adopted the provisions of this statement effective November 1, 2002. The adoption of this statement had no effect on our financial statements.

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

               In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB No. 133 Accounting for Derivative Instruments and Hedging Activities.  This Statement is effective for derivative contracts and hedging instruments entered into after June 30, 2003.  We do not believe that the adoption of this statement will have a material impact on our financial statements.

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

               In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at March 31, 2003 was $122.0 million in long positions and $89.4 million in short positions.  The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $3.3 million loss as of March 31, 2003, due to the offset of losses in long positions with gains in short positions.

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

               Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis.  On a timely basis, risk reports are distributed to senior management and the firm’s risk managers who incorporate this information in our market-making decisions.  These reports identify potential exposures with respect to options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements.  At March 31, 2003, 10% movements in volatility and stock prices on our entire equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market-making portfolio:

Change in Stock Prices

	-10%	None	+10%

Change in Volatility
+10%	$1.9 million	$1.6 million	$10.2 million
None	-0.1 million	—	7.9 million
-10%	-1.5 million	-1.1 million	5.6 million

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

               As of March 31, 2003, we had $182.9 million invested in the Deephaven Fund, which is managed by Deephaven.  The general objective of “market neutral” strategies is to capture mispricings or spreads between related capital instruments.  The Deephaven Fund uses the following strategies: domestic convertible trading, international convertible trading, statistical arbitrage trading, risk arbitrage trading, volatility trading, distressed portfolio trading and investing in private placement transactions in public companies.  Because the basis of the Deephaven Fund’s strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Deephaven Fund is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies.  However, there will be unhedged credit risk in the convertible portfolio and that part of the portfolio will have some correlation to credit spreads. “Market neutral” trading involves substantial risks.  Disruptions in historical pricing relationships (as occurred during the period of August – October 1998) can result in significant losses.  In addition, market neutral strategies are subject to the risk of a tightening of dealer credit, forcing premature liquidation of positions. The Deephaven Fund also utilizes leverage, to the extent available and deemed by Deephaven to be consistent with Fund’s risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

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

               For working capital purposes, we invest in money market funds, commercial paper, government securities or maintain interest-bearing balances in our trading accounts with clearing brokers, which are classified as cash and cash equivalents and receivable from brokers and dealers, respectively, in the Consolidated Statements of Financial Condition. These other amounts do not have maturity dates nor present a material market risk, as the balances are short-term in nature and subject to daily repricing.  Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations.  These balances are monitored daily, and are not material to the Company’s overall cash position.

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

PART II                OTHER INFORMATION

Item 1.   Legal Proceedings

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

               For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2002. Since the filing of our Annual Report on Form 10-K on March 31, 2003, the following developments have occurred. In the KS Arbitration (as defined in the Form 10-K), the hearings have commenced and they are expected to continue through 2003. In the Short Selling Litigation described in the “Legal Proceedings” section in the Form 10-K, one of the actions discussed was dismissed with prejudice.

Item 2.   Changes in Securities and Use of Proceeds

               None.

Item 3.  Defaults Upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K:

On February 5, 2003, the Company filed a Current Report on Form 8-K announcing Chief Financial Officer, Executive Vice President and Treasurer Robert I. Turner’s intention to retire from the Company.

On March 3, 2003, the Company filed a Current Report on Form 8-K announcing an update to its share repurchase program.

On April 16, 2003, the Company filed a Current Report on Form 8-K announcing its results for the first quarter ending March 31, 2003.

On May 5, 2003, the Company filed a Current Report on Form 8-K announcing the promotion of Acting Chief Financial Officer John B. Howard to Chief Financial Officer.

On May 12, 2003, the Company filed a Current Report on Form 8-K announcing the resignation of Robert Greifeld from the Board of Directors, the reduction in the size of the Board of Directors and an increase in the size of the Company's previously announced stock, repurchase program

(b)  Exhibits

Exhibit No.	Exhibit

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 14th day of May, 2003.

KNIGHT TRADING GROUP, INC.

By:	/s/ THOMAS M. JOYCE

Chief Executive Officer and President

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS M. JOYCE

	Name:	Thomas M. Joyce
	Title:	Chief Executive Officer and President

Date: May 14, 2003

I, John B. Howard, certify that:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN B. HOWARD

	Name:	John B. Howard
	Title:	Senior Vice President and Chief Financial Officer

Date: May 14, 2003