Form 10-Q
period 2003-06-30
KNIGHT TRADING GROUP INC
filed 2003-08-13
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

At August 13, 2003 the number of shares outstanding of the Registrant’s Class A Common Stock was 113,335,356 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT TRADING GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenues
Net trading revenue	$129,262,719	$109,529,154	$220,289,641	$220,788,427
Commissions and fees	14,573,403	10,256,759	26,404,939	21,262,393
Asset management fees	9,766,106	6,847,523	23,991,827	13,977,503
Interest and dividends, net	1,236,869	1,017,485	3,007,231	2,604,433
Investment income and other	4,524,342	2,239,081	11,982,244	3,315,578

Total revenues	159,363,439	129,890,002	285,675,882	261,948,334

Expenses
Employee compensation and benefits	61,441,064	56,622,612	115,459,037	114,538,568
Execution and clearance fees	30,644,548	28,975,157	59,862,172	57,468,150
Payments for order flow	12,857,221	17,038,020	24,414,101	36,043,344
Communications and data processing	8,002,990	9,234,629	16,737,296	19,574,980
Depreciation and amortization	7,395,158	9,299,583	15,510,796	18,657,266
Occupancy and equipment rentals	4,902,294	6,567,802	9,337,926	13,461,144
Professional fees	3,783,242	3,150,063	7,575,406	9,819,516
Business development	1,880,747	3,184,134	3,830,652	4,337,710
International charges	—	27,645,516	—	28,395,515
Writedown of assets and lease loss accrual	—	4,862,282	17,412,066	9,060,949
Other	2,045,884	2,807,316	4,710,440	6,595,950

Total expenses	132,953,148	169,387,114	274,849,892	317,953,092

Income/(loss) before income taxes, minority interest and discontinued operations	26,410,291	(39,497,112)	10,825,990	(56,004,758)
Income tax expense / (benefit)	10,550,949	(12,626,277)	3,746,050	(18,013,771)

Income / (loss) before minority interest and discontinued operations	15,859,342	(26,870,835)	7,079,940	(37,990,987)
Minority interest in losses of consolidated subsidiaries	—	3,817,616	—	5,100,497

Net income / (loss) from continuing operations	$15,859,342	$(23,053,219)	$7,079,940	$(32,890,490)

Loss from discontinued operations, net of tax	(1,068,366)	(473,780)	(2,124,297)	(3,331,998)

Net income / (loss)	$14,790,976	$(23,526,999)	$4,955,643	$(36,222,488)

Basic and Diluted earnings per share from continuing operations	$0.14	$(0.19)	$0.06	$(0.27)

Basic and Diluted earnings per share from discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.03)

Basic and Diluted earnings per share	$0.13	$(0.19)	$0.04	$(0.29)

Shares used in the computation of basic earnings per share	110,605,879	122,587,427	112,318,599	123,357,673

Shares used in the computation of diluted earnings per share	113,616,863	122,587,427	115,006,879	123,357,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$254,993,239	$316,722,259
Securities owned, held at clearing brokers, at market value	3,012,955,038	1,984,500,084
Receivable from brokers and dealers	388,750,760	480,203,140
Investment in Deephaven sponsored funds	186,815,916	153,790,799
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	43,163,551	58,066,695
Strategic investments	19,696,639	24,715,110
Intangible assets, less accumulated amortization	33,511,185	34,852,535
Goodwill	17,536,945	17,536,945
Other assets	90,120,328	101,488,739

Total assets	$4,047,543,601	$3,171,876,306

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$3,165,141,569	$2,254,900,355
Payable to brokers and dealers	20,148,234	35,271,654
Accrued compensation expense	54,594,842	60,525,247
Accounts payable, accrued expenses and other liabilities	61,427,126	52,753,720

Total liabilities	3,301,311,771	2,403,450,976

Minority interest in consolidated subsidiaries	7,795,938	12,009,561

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 125,329,402 shares issued and 112,857,508 shares outstanding at June 30, 2003 and 124,705,287 shares issued 117,857,820 shares outstanding at December 31, 2002	1,253,294	1,247,053
Additional paid-in capital	343,937,604	340,211,426
Retained earnings	465,487,297	460,541,000
Treasury stock, at cost; 12,471,894 shares at June 30, 2003 and 6,847,467 shares at December 31, 2002	(62,555,053)	(35,423,292)
Unamortized stock-based compensation	(9,687,250)	(6,791,533)
Accumulated other comprehensive income (loss)—foreign currency translation adjustment, net of tax	—	(3,368,885)

Total stockholders’ equity	738,435,892	756,415,769

Total liabilities and stockholders’ equity	$4,047,543,601	$3,171,876,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities
Net income/(loss)	$4,955,643	$(36,222,488)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Writedown of assets and lease loss accrual	17,412,066	9,060,949
Depreciation and amortization	16,025,737	19,393,580
Charges related to discontinued operations, net of taxes and minority interest	4,956,953	2,136,509
International charges	—	28,395,515
Stock-based compensation	1,436,076	455,396
Minority interest in losses of consolidated subsidiaries	870,431	(4,589,983)
Income tax credit from stock options exercised	—	98,645
(Increase) decrease in operating assets
Securities owned	(1,028,454,954)	(520,504)
Receivable from brokers and dealers	91,452,380	586,249,597
Other assets	13,996,723	(34,741,068)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	910,241,214	(297,536,677)
Payable to brokers and dealers	(15,123,420)	(117,530,586)
Accrued compensation expense	(5,930,405)	(30,098,796)
Accounts payable, accrued expenses and other liabilities	(5,601,420)	(5,721,166)

Net cash provided by operating activities	6,237,024	118,828,923

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(5,404,987)	(10,300,241)
Investment in Deephaven sponsored fund	(33,025,117)	(100,859,274)
Net purchases of and proceeds from strategic investments	(1,795,459)	2,341,704

Net cash used in investing activities	(40,225,563)	(108,817,811)

Cash flows from financing activities
Stock options exercised	316,500	411,188
Cost of common stock repurchased	(28,056,981)	(21,809,453)

Net cash used in financing activities	(27,740,481)	(21,398,265)

Decrease in cash and cash equivalents	(61,729,020)	(11,387,153)
Cash and cash equivalents at beginning of period	316,722,259	361,294,311

Cash and cash equivalents at end of period	$254,993,239	$349,907,158

Supplemental disclosure of cash flow information:
Cash paid for interest	$102,196	$259

Cash paid for income taxes	$1,060,309	$8,867,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

1.    Organization and Description of the Business

Knight Trading Group, Inc. and its subsidiaries (the “Company”) operate in equity markets and asset management segments. The Company’s equity markets segment is comprised of the following operating subsidiaries:

Domestic Subsidiaries

•	Knight Securities, L.P. (“KS”) operates as a market maker in over-the-counter equity securities (“OTC securities”), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). KS is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”), the Cincinnati Stock Exchange and the Pacific Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”)-listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Financial Products LLC (“KFP”) operates as a market maker and specialist in options on individual equities, equity indices and fixed income futures instruments in the U.S. KFP, through its affiliate Knight Execution Partners LLC (“KEP”), also manages a professional option and equity execution services business. KFP and KEP are broker-dealers registered with the SEC. Additionally, KFP and KEP are members of the Chicago Board Options Exchange, American Stock Exchange, Philadelphia Stock Exchange, Pacific Stock Exchange and the International Securities Exchange. KFP is also a member of the Chicago Board of Trade and the Chicago Mercantile Exchange.

International Subsidiaries

•	Knight Roundtable Europe Limited (“KREL”) wholly owns Knight Securities International, Ltd. (“KSIL”), a U.K. registered broker-dealer, which provides agency execution services for European investors in European and U.S. equities. KSIL also provided market-making services in European securities, however, these services were discontinued in 2002. The Company owns an approximate 85% interest in KREL. KSIL is regulated by the Financial Services Authority in the U.K. and is a member of the London Stock Exchange.

•	Knight Securities Japan Ltd. (“KSJ”) operated as a market maker in Japanese equity securities until it ceased trading operations in May 2003. KSJ is in the process of liquidating its operations. The Company owns 60% of KSJ through a joint venture with Nikko Cordial Group. See Footnote 10 “Discontinued Operations” for a further discussion on KSJ.

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

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

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

Market-making activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities and listed options contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. Payments for order flow represent payments to broker-dealers and institutions for directing their order executions to the Company. The Company’s clearing agreements call for payment of or receipt of interest income, net of interest expense, for facilitating the settlement and financing of securities transactions.

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

Asset management fees

The Company earns asset management fees for sponsoring and managing the Deephaven investment funds (the “Deephaven Funds”). Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds, or the net asset value at the time each investor made his purchase. If the Deephaven Funds recognize a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

Accounting for derivatives

The Company’s derivative financial instruments, primarily comprised of listed options and futures, are all held for trading purposes and are carried at market value.

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

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of other investments, for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments, which include Nasdaq and other financial services-related businesses, are reviewed by management on an ongoing basis.

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

Foreign currencies

The functional currencies of the Company’s consolidated foreign subsidiaries are the U.S. dollar and the Japanese yen. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. The foreign exchange gains and losses resulting from the translation of the

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

financial statements of KSJ, whose functional currency is the Japanese yen, are included within a separate component of Stockholders’ equity as of December 31, 2002. As discussed in Footnote 10 “Discontinued Operations,” in the second quarter of 2003, KSJ ceased operations and its results, including the effects of translation, are included within Loss from discontinued operations on the Consolidated Statements of Operations. Gains or losses resulting from foreign currency transactions are included in Investment income and other in the Company’s Consolidated Statements of Operations.

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

Income taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets and liabilities are included in Other assets and Accounts payable, accrued expenses and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Stock-Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, the Company’s net income/(loss) and earnings per share amounts for the three and six months ended June 30, 2003 and 2002 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income/(loss), as reported	$14,790,976	$(23,526,999)	$4,955,643	$(36,222,488)
Pro forma compensation expense determined under fair value based method, net of tax	(2,756,118)	(4,495,754)	(4,505,723)	(5,099,550)
Pro forma net income/(loss)	12,034,858	(28,022,753)	449,920	(41,322,038)
Basic earnings per share, as reported	0.13	(0.19)	0.04	(0.29)
Diluted earnings per share, as reported	0.13	(0.19)	0.04	(0.29)
Pro forma basic earnings per share	0.11	(0.23)	0.00	(0.33)
Pro forma diluted earnings per share	0.11	(0.23)	0.00	(0.33)

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. The effect of applying such data in the pro forma disclosure may not be representative of the potential pro forma effect on net income in future periods.

The Company records as unamortized stock-based compensation in Stockholders’ equity the fair market value on the date of grant of restricted stock awards and amortizes the balance to compensation expense over the vesting period.

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	June 30, 2003	December 31, 2002
Securities owned:
Equities	$1,973,108,608	$1,024,024,594
Options	1,028,072,350	946,933,768
U.S. government obligations	11,774,080	13,541,722

	$3,012,955,038	$1,984,500,084

Securities sold, not yet purchased:
Equities	$1,818,328,692	$1,080,415,740
Options	1,346,812,877	1,174,484,615

	$3,165,141,569	$2,254,900,355

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

4.    Receivable from/Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following:

	June 30, 2003	December 31, 2002
Receivable:
Clearing brokers	$381,828,429	$476,094,300
Securities failed to deliver	2,811,143	890,399
Other	4,111,188	3,218,441

	$388,750,760	$480,203,140

Payable:
Clearing brokers	$19,428,934	$34,182,937
Securities failed to receive	719,300	1,088,717

	$20,148,234	$35,271,654

5.    Goodwill and Intangible Assets

The Company adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to, a business combination. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer being amortized, but are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. During the second quarter, the Company tested for the impairment of goodwill, all of which is attributable to our equity markets segment, and has concluded that there is no impairment of goodwill as of June 30, 2003. As part of our test for impairment, we considered the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value.

Goodwill is net of accumulated amortization of $22,486,397 recorded through December 31, 2001.

At June 30, 2003, the Company had intangible assets, all of which are attributable to our equity markets segment, with a gross carrying amount of $40.2 million and accumulated amortization of $6.7 million, which primarily resulted from the purchase of various options-related specialists posts. Intangible assets deemed to have definite lives are being amortized over their useful lives, which have been determined to be 15 years. The Company evaluates the remaining useful life of its intangible assets at least annually. During the second quarter, the Company tested for the impairment of the carrying value and remaining useful lives of the intangible assets, and has concluded that there is no impairment as of June 30, 2003. For the three months ended June 30, 2003, the Company recorded amortization expense relating to these intangible assets of $671,000. The estimated amortization expense relating to the intangible assets for each of the five succeeding years approximates $2.7 million.

6.    Investment in Deephaven Sponsored Funds

The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

derivatives. The underlying investments in the Deephaven Funds are carried at fair value. Of the $1.3 billion of assets under management in the Deephaven Funds as of June 30, 2003, the Company had an investment of $186.8 million in one of the Deephaven Funds. In addition, certain officers, directors and employees of the Company have invested approximately $20.3 million in the Deephaven Funds, in the aggregate, as of June 30, 2003.

7.    Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total U.S. equity trades executed or the total U.S. equity shares traded by the Company during the period. One customer accounted for approximately 15.7% of the Company’s total U.S. equity trades executed and approximately 30.6% of the Company’s total U.S. equity shares traded during the three months ended June 30, 2003. For the six months ended June 30, 2003, this customer accounted for approximately 15.2% and 28.9% of the Company’s U.S. trades and shares executed, respectively. Payments for order flow to this firm for U.S. equity and U.S. options contract order flow for the three and six months ended June 30, 2003 amounted to $3.8 million and $7.6 million, respectively.

Additionally, the Company’s $186.8 million investment in the Deephaven Funds accounted for 14.1% of total assets under management. In addition to the Company, there were two other institutional investors that accounted for 13.6% and 11.3%, respectively, of the Deephaven Funds’ assets under management.

8.    International Charges

No charges related to continuing international operations were incurred during 2003. During the three and six months ended June 30, 2002, the Company incurred charges of $27.6 million and $28.4 million, respectively, related to its continuing international businesses. The charges for the three months ended June 30, 2002 related to the reduction in size of our European operations and included $13.1 million related to the writedown of our investment in Nasdaq Europe, $5.9 million related to the writedown of fixed assets that are no longer actively used, $3.9 million related to contract terminations, $3.8 million related to the writedown of excess real estate and $900,000 of other charges. An additional $750,000 in charges related to contract terminations was incurred in the first quarter of 2002.

9.    Writedown of Assets and Lease Loss Accrual

No Writedown of assets and lease loss accrual charges were incurred during the three months ended June 30, 2003. The Writedown of assets and lease loss accrual for the six months ended June 30, 2003 was $17.4 million. The writedown primarily consists of $10.3 million related to costs associated with excess real estate capacity, primarily in Jersey City, NJ, $6.8 million related to the writedown of our investment in Nasdaq to fair value and $260,000 related to the writedown of fixed assets that are no longer actively used.

The Writedown of assets and lease loss accrual for the three months ended June 30, 2002 of $4.9 million consists of $3.2 million of lease loss accruals related to the writedown of our excess real estate capacity, $1.4 million related to the writedown of fixed assets that are no longer actively used and $310,000 related to the writedown of exchange seats. The Writedown of assets and lease loss accrual for the six months ended June 30, 2002 of $9.1 million consists of $3.2 million of lease loss accruals related to excess real estate capacity, $2.7 million related to the writedown of fixed assets that are no longer actively used, $2.5 million related to the writedown of an impaired strategic investment and $735,000 related to the writedown of exchange seats.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

10.    Discontinued Operations

The loss from discontinued operations for the three and six months ended June 30, 2003 and 2002 represent the results of operations of KSJ. These results were previously included within our international equity markets reporting unit.

On March 31, 2003 the Company and its joint venture partner, Nikko Cordial Group, announced that KSJ would cease its trading operations. KSJ’s business plan was significantly impaired due to the approval, in 2002, by the Japanese Securities Dealers Association of the creation of a mandatory central limit order book for retail-sized equity transactions on Jasdaq, the withdrawal of Nasdaq Japan, poor market conditions and limited market structure changes in Japan. As a result, trading operations ceased at KSJ on May 2, 2003. After the cessation of trading, the parties commenced the process of liquidating KSJ. The losses, included in Loss from discontinued operations on the Consolidated Statements of Operations were approximately $1.1 million and $2.1 million for the three and six month periods ended June 30, 2003, respectively. The losses were approximately $474,000 and $3.3 million for the three and six month periods ended June 30, 2002, respectively. Included in these results were revenues and pre-tax losses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$279,949	$1,876,988	$924,361	$3,318,715
Pre-tax loss from discontinued operations before minority interest	(14,388,979)	(789,633)	(16,148,864)	(5,553,326)
Minority interest in losses of KSJ	5,755,592	315,853	6,459,546	2,221,328
Income tax benefit	7,565,021	—	7,565,021	—
Loss from discontinued operations, net	(1,068,366)	(473,780)	(2,124,297)	(3,331,998)

Loss from discontinued operations, net for both the three and six months ended June 30, 2003 includes $7.6 million in income tax benefits related to cumulative losses at KSJ. As tax benefits could not be recognized until there were offsetting profits or the entity was liquidated, no tax benefit had been previously accrued.

The liquidation of KSJ is expected to be completed prior to the end of the third quarter of 2003 at which time the Company expects to receive its majority ownership distribution of the remaining Japanese yen denominated funds. In order to minimize foreign currency exposure, the Company entered into a five-month forward contract to exchange Japanese yen for U.S. dollars for an amount that approximates the balance to be received by the Company upon liquidation. At June 30, 2003 there was no material difference between the forward exchange rate and the spot rate.

11.    Commitments and Contingent Liabilities

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a substantial judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel, that based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was $2.7 million and $4.1 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, rental expense was $5.5 million and $8.3 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of June 30, 2003, future minimum rental commitments under all noncancelable office leases, and computer and equipment leases, guaranteed employment contracts longer than one year and other commitments (“Other Obligations”) were as follows:

	Office Leases	Other Obligations	Total
Six months ending December 31, 2003	$8,228,313	$26,234,880	$34,463,193
Year ending December 31, 2004	14,009,338	29,976,229	43,985,567
Year ending December 31, 2005	12,811,210	189,844	13,001,054
Year ending December 31, 2006	10,492,082	30,587	10,522,669
Year ending December 31, 2007	8,743,418	3,639	8,747,057
Thereafter through October 31, 2021	124,462,347	—	124,462,347

	$178,746,708	$56,435,179	$235,181,887

During the normal course of business, the Company collateralizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2003, the Company has provided an $11.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

The Company has an agreement with one of its subsidiaries’ clearing brokers, obligating the Company to generate and pay clearing fees totaling a minimum of $12.0 million during an eighteen-month period from the commencement of clearing services, which commenced during the second quarter. As of June 30, 2003, approximately $11.0 million of this obligation remains outstanding.

12.    Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income/(loss)	$14,790,976	$(23,526,999)	$4,955,643	$(36,222,488)
Foreign currency translation adjustment, net of tax	—	3,060,173	—	3,151,488

Total comprehensive income/(loss), net of tax	$14,790,976	$(20,466,826)	$4,955,643	$(33,071,000)

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

13.    Earnings per Share

Basic earnings per common share (“EPS”) have been calculated by dividing net income/(loss) by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and restricted stock were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2003 and 2002:

	For the three months ended June 30,
	2003		2002
	Numerator / net income	Denominator / shares	Numerator / net loss	Denominator / shares
Income/(loss) and shares used in basic calculations	$14,790,976	110,605,879	$(23,526,999)	122,587,427
Effect of dilutive stock based awards		3,010,984	—	—

Income/(loss) and shares used in diluted calculations	$14,790,976	113,616,863	$(23,526,999)	122,587,427

Basic earnings per share		$0.13		$(0.19)

Diluted earnings per share		$0.13		$(0.19)

	For the six months ended June 30,
	2003		2002
	Numerator / net income	Denominator / shares	Numerator / net loss	Denominator / shares
Income/(loss) and shares used in basic calculations	$4,955,643	112,318,599	$(36,222,488)	123,357,673
Effect of dilutive stock based awards		2,688,280	—	—

Income/(loss) and shares used in diluted calculations	$4,955,643	115,006,879	$(36,222,488)	123,357,673

Basic earnings per share		$0.04		$(0.29)

Diluted earnings per share		$0.04		$(0.29)

For the three and six months ended June 30, 2002, 314,722 and 393,726 shares of common stock equivalents, respectively, were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the periods and the effect of their inclusion would be anti-dilutive.

14.    Stock-Based Compensation

The Company established the Knight Trading Group, Inc. 1998 Long Term Incentive Plan and the Knight Trading Group, Inc. 1998 Nonemployee Director Stock Option Plan. Additionally, the Company’s Board of

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

Directors adopted, and in May 2003, the Company’s shareholders approved, the Knight Trading Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”) (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of Knight Trading Group and its subsidiaries. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units, as defined by the Plans.

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options and awards generally vest over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the agreements. Restricted stock awards generally vest over three years. The Company’s Board of Directors recently approved a change in the vesting schedule for restricted stock awards issued under the 2003 Plan to include a one year minimum vesting period for performance-based awards and a three year minimum vesting period for time-based awards. The Company has the right to fully vest employees in their option grants and restricted stock awards upon retirement.

The Company issued 551,995 restricted shares under the Plans, and 100,000 restricted shares outside of the Plans from treasury stock, during the second quarter of 2003 as stock-based compensation. Such grants were made at fair market value and with consistent terms. At June 30, 2003 the Company had 2,193,009 restricted shares outstanding, in aggregate, both under and outside of the Plans.

The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees. For the three months ended June 30, 2003 and 2002, the Company recorded compensation expense of $768,000 and $370,000, respectively, and $1.4 million and $455,000 for the six months ended June 30, 2003 and 2002, respectively, all of which has been included in Employee compensation and benefits in the Consolidated Statements of Operations.

On December 11, 2002, the Company filed with the SEC a Tender Offer Statement on Schedule TO and associated documents relating to an offer to exchange certain outstanding vested and unvested options granted under the Plans (the “Exchange Program”). To be eligible for the Exchange Program the options had to have an exercise price of at least $14.00 and be held by current employees who had not received an option grant since June 1, 2002. Members of the Company’s Board of Directors and executive officers were excluded from participating in the Exchange Program.

The offering period under the Exchange Program expired on January 17, 2003. A total of 1,436,750 options to purchase one share were cancelled. Approximately 1.8 million options were eligible to be exchanged. In accordance with the Exchange Program, 524,380 options to purchase one share were granted to current employees on July 21, 2003, a date that was over six months and one day after the Company cancelled the options. Under the Exchange Program, for every two-and-a-half options to purchase one share tendered for exchange, a new option to purchase one share was issued. The new options were issued at a price not less than the market value on the issuance date and have a two year vesting period. The Exchange Program was structured to comply with FASB Interpretation No. 44 of APB 25 in order to achieve the same accounting treatment as the original option grants that were tendered for exchange.

15.    Net Capital Requirements

As registered broker-dealers, KS, KCM, KFP and KEP are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Additionally, KS and KCM are members

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

of the NASD, and KFP and KEP are members of the Chicago Board Options Exchange, the American Stock Exchange, the Pacific Exchange, the Philadelphia Stock Exchange and the International Securities Exchange. KS is also a member of the Cincinnati Stock Exchange and the Pacific Stock Exchange, while KFP is also a member of the Chicago Board of Trade and the Chicago Mercantile Exchange. Additionally, KSIL is subject to regulatory requirements of the Financial Services Authority in the United Kingdom. As of June 30, 2003, the Company was in compliance with these capital adequacy requirements.

The following table sets forth the net capital levels and requirements for the following broker-dealer subsidiaries at June 30, 2003 (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KS	$160.1	$4.0	$156.1
KCM	38.9	1.0	37.9
KFP	28.5	0.3	28.2
KEP	4.6	0.3	4.3

16.    Business Segments

The Company has two reportable segments: Equity Markets and Asset Management. Equity Markets includes two geographic classifications, domestic and international. Domestic equity markets primarily represents market-making in U.S. equity securities listed on Nasdaq, on the OTC Bulletin Board, in the Nasdaq Intermarket and in U.S. options on individual equities, equity indices and fixed income futures instruments. International equity markets includes our equities operations in Europe and our options operations in Europe and Australia. Market-making in Europe and Australia was terminated during 2002. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds.

The Company’s net revenues, income before income taxes, minority interest and discontinued operations and assets by segment are summarized below:

	Domestic Equity Markets(1)	International Equity Markets(2)	Total Equity Markets	Asset Management(3)	Eliminations(4)	Consolidated Total
For the three months ended June 30, 2003:
Revenues	$144,971,316	$3,119,896	$148,091,212	$13,705,194	$(2,432,967)	$159,363,439
Income before income taxes, minority interest and discontinued operations	18,164,846	353,797	18,518,643	7,891,648		26,410,291
Total assets	3,771,144,173	58,154,647	3,829,298,820	218,244,781	—	4,047,543,601

For the three months ended June 30, 2002:
Revenues	$119,952,234	$2,674,731	$122,626,965	$9,626,518	$(2,363,481)	$129,890,002
(Loss)/income before income taxes, minority interest and discontinued operations	(9,922,011)	(33,803,294)	(43,725,305)	4,228,193	—	(39,497,112)
Total assets	2,382,813,667	179,556,782	2,562,370,449	158,708,973	—	2,721,079,422

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(Unaudited)

	Domestic Equity Markets(1)	International Equity Markets(2)	Total Equity Markets	Asset Management(3)	Eliminations(4)	Consolidated Total

For the six months ended June 30, 2003:
Revenues	$250,601,614	$5,106,584	$255,708,198	$34,107,323	$(4,139,639)	$285,675,882
(Loss)/income before income taxes, minority interest and discontinued operations	(10,350,138)	(640,803)	(10,990,941)	21,816,931		10,825,990
Total assets	3,771,144,173	58,154,647	3,829,298,820	218,244,781	—	4,047,543,601

For the six months ended June 30, 2002:
Revenues	$242,981,023	$5,613,175	$248,594,198	$18,395,749	$(5,041,613)	$261,948,334
(Loss)/income before income taxes, minority interest and discontinued operations	(15,599,060)	(43,867,777)	(59,466,837)	3,462,079	—	(56,004,758)
Total assets	2,382,813,667	179,556,782	2,562,370,449	158,708,973	—	2,721,079,422

(1)	Income/(loss) before income taxes, minority interest and discontinued operations (“pre-tax income”) for the three months ended June 30, 2003 includes $1.8 million in severance expense. Pre-tax income for the three months ended June 30, 2002 includes $4.9 million in writedowns of assets and lease loss accruals described in Footnote 9 and $1.8 million in severance expense. Pre-tax income for the six months ended June 30, 2003 and 2002 includes $17.4 million and $9.1 million, respectively, in writedowns of assets and lease loss accruals described in Footnote 9, and $4.3 million and $3.9 million, respectively, in severance expense.
(2)	Pre-tax income for the three months ended June 30, 2002 includes $27.6 million in international charges described in Footnote 8 and $1.8 million in severance expense. Pre-tax income for the six months ended June 30, 2003 includes $388,000 in severance expense. Pre-tax income for the six months ended June 30, 2002 includes $28.4 million in international charges described in Footnote 8 and $2.4 million in severance expense.
(3)	The Company had $186.8 million and $152.8 million invested in the Deephaven Funds at June 30, 2003 and 2002, respectively. This investment is included in the assets of the asset management segment. Revenues generated by these investments made by the Company for the three months ended June 30, 2003 and 2002 were $3.9 million and $2.4 million, respectively. Revenues generated by these investments made by the Company for the six months ended June 30, 2003 and 2002 were $10.1 million and $3.4 million, respectively.
(4)	Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties under “Certain Factors Affecting Results of Operations” within MD&A herein, and in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this report.

Overview

We have two reportable segments: Equity Markets and Asset Management. Within Equity Markets, we are a leading execution specialist making markets in cash equities and in options on individual equities and equity indices. Additionally, we maintain an asset management business for institutions and high-net-worth individuals.

Market and Economic Conditions in the Second Quarter of 2003

In the U.S., market and economic conditions improved in the second quarter of 2003 from the beginning of the year. Although the future market and economic environment remains uncertain, expectations of improved economic activities, among other items, contributed to increases in the Dow Jones Industrial Average, the S&P 500 Index and the Nasdaq Composite Index. During the second quarter of 2003, the Dow Jones Industrial Average, the S&P 500 Index and the Nasdaq Composite Index increased 12.4%, 14.9% and 21.0%, respectively, from March 31, 2003. Additionally, the Dow Jones Industrial Average, the S&P 500 Index and the Nasdaq Composite Index increased 7.7%, 10.8% and 21.5%, respectively, from December 31, 2002.

Certain Factors Affecting Results of Operations

Our results of operations may be materially affected by market fluctuations, regulatory changes and economic factors. We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; the performance of our international businesses; our ability to manage personnel, overhead and other expenses, including our occupancy expenses on our office leases; the strength of our client relationships; the amount of, and volatility in, the results of our statistical arbitrage and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and sales, trading and technology professionals; legislative, legal and regulatory changes; regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation to, increases in our market share and revenue capture in our Equity Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our Equity Markets segment’s services declines and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected. Additionally, our operations could be affected by the level of activity of certain exchanges. Poor results and low activity at exchanges could materially and adversely affect our operating results and lead to a writedown of certain intangible assets.

As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to maintain the current rate of revenue growth or return to the rates of revenue growth that we have experienced in the past, that we will be able to improve our operating results or that we will be able to maintain our profitability levels on an annual and/or quarterly basis.

Revenues

Our revenues consist principally of net trading revenue from U.S. securities market-making activities. Net trading revenue, which consists of trading gains net of trading losses and commission equivalents, is primarily affected by changes in U.S. equity trade and share volumes and U.S. option contract volumes, our average revenue capture per share and per contract, the dollar value of equities and options traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients, and by regulatory changes and evolving industry customs and practices.

Securities transactions with clients are executed as principal, riskless principal or agent. Profits and losses on principal transactions and commission equivalents on riskless principal transactions are included within net trading revenue, and commissions earned on agency transactions are included within commissions and fees. We execute the majority of our institutional client orders on a riskless principal or agency basis, generating commission equivalents or commissions, respectively. We execute the majority of our broker-dealer client orders as principal. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities, changes in commission rates as well as by changes in fees earned for directing trades to certain destinations for execution.

Asset management fees represent fees earned for sponsoring and managing the investment funds managed by Deephaven Capital Management LLC (“Deephaven”) (the “Deephaven Funds”). Asset management fees are primarily affected by the rates of return earned on the Deephaven Funds and changes in the amount of assets under management.

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

Investment income and other income primarily represents income earned, net of losses, related to our strategic investments and our investment in the Deephaven Funds. Investment income and other income are primarily affected by the rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

Expenses

Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, asset management fees, our profitability and our number of employees. Payments for order flow fluctuate based on U.S. equity share and option volume, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, option contract volume, clearance fees charged by clearing brokers and fees paid to access ECNs and exchanges.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability-based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual and overall performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of expenses including payments for order flow, execution and clearance costs and overhead allocations (“net profitability”). Through October 2002, compensation for employees engaged in cash equities market-making activities was determined primarily based on a percentage of net profitability. Effective November 2002, the compensation model for our cash equities market-making personnel changed to a salary and discretionary bonus. The compensation model for our options market-making personnel was based on a salary and discretionary bonus throughout 2002 and 2003.

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for cash equities and options transactions, transaction fees paid to Nasdaq and other regional exchanges, option exchange fees, payments made to third parties for exchange seat leases, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX, and for executing orders through ECNs.

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

International charges consists of charges from continuing operations related to the reduction of European businesses as well as charges related to permanent impairments to strategic investments held by our international businesses.

The writedown of assets and lease loss accrual related to our domestic businesses consists of losses related to excess real estate, fixed assets that are no longer actively used, permanent impairments to strategic investments held by our domestic businesses and exchange seats.

Other expenses primarily consist of administrative expenses and other operating costs such as recruitment fees, regulatory fees and general office expenses.

Results of Operations

Three Months Ended June 30, 2003 and 2002

Net income for the three months ended June 30, 2003 was $14.8 million, resulting in earnings per share on a fully diluted basis of $0.13. This compares to a net loss of $23.5 million and a loss per share of $0.19 on a fully diluted basis for the comparable period in 2002. Included within net income for the three months ended June 30, 2003 and 2002 is $1.1 million and $474,000, respectively, related to the loss from discontinued operations of KSJ. For a discussion of these discontinued operations, see Footnote No. 10 “Discontinued Operations” included in Part I, Item 1 “Financial Statements.” Excluding the loss from discontinued operations, net income for the three months ended June 30, 2003 was $15.9 million, resulting in earnings per share from continuing operations on a fully diluted basis of $0.14. This compares to a net loss of $23.1 million and a loss per share from continuing operations of $0.19 on a fully diluted basis for the comparable period in 2002.

Total revenues for the three months ended June 30, 2003 increased 22.7% to $159.4 million, from $129.9 million in the comparable period in 2002, primarily due to increased trading revenues. Expenses decreased 21.5% to $133.0 million, down from $169.4 million in the comparable period in 2002. Our expenses for the three months ended June 30, 2002 included $32.5 million in international charges, writedowns of assets and lease loss accruals. Excluding these charges, expenses for the three months ended June 30, 2003 decreased 2.9% from $136.9 million in the comparable period in 2002.

In the three months ended June 30, 2003, our Equity Markets segment had revenues of $148.1 million, and income before income taxes, minority interest and discontinued operations of $18.5 million. In the three months ended June 30, 2002, our Equity Markets segment had revenues of $122.6 million, and a loss before income taxes, minority interest and discontinued operations of $43.7 million (the loss includes $32.5 million in international charges, writedown of assets and lease loss accruals).

In the three months ended June 30, 2003, our Asset Management segment had revenues of $13.7 million and income before income taxes, minority interest and discontinued operations of $7.9 million. In the three months ended June 30, 2002, our Asset Management segment had revenues of $9.6 million and income before income taxes, minority interest and discontinued operations of $4.2 million.

Revenues

Net trading revenue from equity securities market-making increased 18.2% to $97.1 million in the three months ended June 30, 2003, from $82.1 million in the comparable period in 2002. Equity trading revenues are almost entirely comprised of revenues from U.S. equity market-making. This increase in equity trading revenue was primarily due to an 82.2% increase in shares executed in the second quarter 2003 as compared to the same period in 2002. The increased volume was offset, in part, by the reduction in average revenue capture per share by approximately 33%.

Net trading revenue from options market-making increased 17.3% to $32.2 million in the three months ended June 30, 2003, from $27.4 million in the comparable period in 2002. The increase was primarily due to a 31.4% increase in the number of option contracts traded. The increase in trading revenues from options market-making was offset, in part, by an 8.9% decrease in average revenue capture per contract.

	For the three months ended June 30,
	2003	2002	Change	% of Change
Equities market-making net trading revenues (millions)	$97.1	$82.1	$15.0	18.2%
Options market-making net trading revenues (millions)	32.2	27.4	4.8	17.3%

Total net trading revenues (millions)	$129.3	$109.5	$19.7	18.0%
U.S. equity shares traded (billions)*	84.1	46.2	37.9	82.2%
U.S. equity trades executed (millions)	46.9	29.1	17.8	60.9%
U.S. option contracts (millions)	16.0	12.2	3.8	31.4%
Average revenue capture per U.S. equity share ($)	0.0012	0.0018	(0.0006)	-33.3%
Average revenue capture per U.S. option contract ($)	2.04	2.24	(0.20)	-8.9%
% of OTC Bulletin Board & Pink Sheet equity shares of total U.S. equity shares	55.9%	54.9%	1.0%	1.9%

*	Includes 47.1 billion and 25.4 billion of OTC Bulletin Board and Pink Sheet shares for the three months ended June 30, 2003 and 2002, respectively.

Commissions and fees increased 42.1% to $14.6 million in the three months ended June 30, 2003, from $10.3 million in the comparable period in 2002. This increase is primarily due to higher commission-based volumes and higher commissions received from our options order routing activities.

Asset management fees increased 42.6% to $9.8 million in the three months ended June 30, 2003 from $6.8 million in the comparable period in 2002. The increase in fees was primarily due to an increase in fund returns to the investor from 1.4% in the second quarter of 2002 to 2.1% in the second quarter of 2003. Additionally, there was an increase in the average amount of funds under management in the Deephaven Funds. The average month-end balance of funds under management increased to approximately $1.3 billion during the three months ended June 30, 2003, from an average of approximately $1.2 billion in the comparable period in 2002.

	For the three months ended June 30,
	2003	2002	Change	% of Change
Asset management fees (millions)	$9.8	$6.8	$3.0	42.6%
Average month-end balance of assets under management (millions)	1,271.6	1,189.6	82.0	6.9%
Quarterly Fund return to investor	2.1%	1.4%	0.7%	50.0%

Interest and dividends, net, increased 21.6% to $1.2 million in the three months ended June 30, 2003, from $1.0 million in the comparable period in 2002. This increase was primarily due to changes in the composition of our market-making positions and the resulting impact on our cash balances held at our clearing brokers offset, in part, by lower interest rates.

Investment income and other income increased 102.1% to $4.5 million in the three months ended June 30, 2003, from $2.2 million in the comparable period in 2002. This increase was primarily due to an increase in earnings related to our investment in the Deephaven Funds. The increase in earnings from our investment was due to our additional investment in the Funds and the Funds’ increased return to its investors. The Company had $186.8 million invested in the Deephaven Funds as of June 30, 2003, up from $152.8 million as of June 30, 2002.

Expenses

Employee compensation and benefits expense increased 8.5% to $61.4 million for the three months ended June 30, 2003, from $56.6 million in the comparable period in 2002. The increase was primarily due to higher incentive compensation as a result of increased gross trading profits and margins, and the hiring of senior sales and trading professionals, offset, in part, by reduced headcount. Employee headcount was reduced during 2002 and the first half of 2003, with the number of full time employees decreasing to 890 at June 30, 2003, from 1,110 full time employees at June 30, 2002. Severance costs related to these headcount reductions were $1.8 million in the three months ended June 30, 2003, down from $3.6 million for the comparable period in 2002. As a percentage of total revenue, employee compensation and benefits decreased to 38.6% for the three months ended June 30, 2003, from 43.6% for the comparable period in 2002. The decrease as a percentage of total revenue is consistent with the overall increase in revenues and decrease in headcount.

Execution and clearance fees increased 5.8% to $30.6 million in the three months ended June 30, 2003, from $29.0 million in the comparable period in 2002. Execution and clearance fees increased due to the increase in options contracts and equity trades executed. This increase was offset, in part, by lower clearance and execution rates as well as a one-time benefit of approximately $1.5 million relating to volume credits and other adjustments. As a percentage of total revenue, execution and clearance fees decreased to 19.2% for the three months ended June 30, 2003, from 22.3% for the comparable period in 2002. The decrease as a percentage of total revenue was primarily due to an overall increase in revenue, lower clearing and execution rates and the one-time benefit.

Payments for order flow decreased 24.5% to $12.9 million for the three months ended June 30, 2003, from $17.0 million for the comparable period in 2002. As a percentage of total revenue, payments for order flow decreased to 8.1% for the three months ended June 30, 2003, from 13.1% for the comparable period in 2002. The decrease on both a dollar basis and as a percentage of total revenue was primarily due to changes in our payment for order flow policy initiated in 2002 and 2003, partially offset by increased volumes for equity shares traded and options contracts executed.

Communications and data processing expense decreased 13.3% to $8.0 million for the three months ended June 30, 2003, from $9.2 million for the comparable period in 2002. This decrease was generally attributable to a decrease in headcount and related technology costs as well as the reduction in our European operations.

Depreciation and amortization expense decreased 20.5% to $7.4 million for the three months ended June 30, 2003, from $9.3 million for the comparable period in 2002. This decrease was primarily due to the write-off of fixed assets since the beginning of 2002 and assets fully depreciating in the normal course of business, offset in part, by the purchase of additional fixed assets since July 1, 2002.

Occupancy and equipment rentals expense decreased 25.4% to $4.9 million for the three months ended  June 30, 2003, from $6.6 million for the comparable period in 2002. This decrease was primarily attributable to the lease loss accruals taken in 2002 and 2003 related to our excess real estate capacity in Jersey City, NJ and London. We currently have 266,000 square feet of unoccupied office space in Jersey City.

Professional fees increased 20.1% to $3.8 million for the three months ended June 30, 2003, from $3.2 million for the comparable period in 2002. The increase compared to 2002 was primarily due to an increase in legal fees.

Business development decreased 40.9% to $1.9 million for the three months ended June 30, 2003, from $3.2 million for the comparable period in 2002. Other expenses decreased 27.1% to $2.0 million for the three months ended June 30, 2003, from $2.8 million for the comparable period in 2002. The primary reasons for the decreases were the result of a decrease in headcount, lower advertising costs and lower travel and entertainment and administrative costs.

There were no international charges from continuing operations for the three months ended June 30, 2003. International charges from continuing operations were $27.6 million for the three months ended June 30, 2002. International charges from continuing operations during the second quarter of 2002 related to the reduction in size of our European operations and included $13.1 million related to the writedown of our investment in Nasdaq Europe, $5.9 million related to the writedown of fixed assets that are no longer actively used, $3.9 million related to contract terminations, $3.8 million related to the writedown of excess real estate and $900,000 of other charges.

There were no charges related to our domestic businesses for the three months ended June 30, 2003. Charges related to our domestic businesses were $4.9 million in the comparable period in 2002. The charges for the second quarter of 2002 consist of $3.2 million of lease loss accruals related to the writedown of our excess real estate capacity, $1.4 million related to the writedown of fixed assets that are no longer actively used and $310,000 related to the writedown of exchange seats.

Six Months Ended June 30, 2003 and 2002

Net income for the six months ended June 30, 2003 was $5.0 million, resulting in earnings per share on a fully diluted basis of $0.04. This compares to a net loss of $36.2 million and a loss per share of $0.29 on a fully diluted basis for the comparable period in 2002. Included within net income for the six months ended June 30, 2003 and 2002 is $2.1 million and $3.3 million, respectively, related to the loss from discontinued operations of KSJ. For a discussion of these discontinued operations, see Footnote No. 10 “Discontinued Operations” included in Part I, Item 1 “Financial Statements.” Excluding the loss from discontinued operations, net income for the six months ended June 30, 2003 was $7.1 million, resulting in earnings per share from continuing operations on a fully diluted basis of $0.06. This compares to a net loss of $32.9 million and a loss per share from continuing operations on a fully diluted basis of $0.27 for the comparable period in 2002.

Total revenues for the six months ended June 30, 2003 increased 9.1% to $285.7 million, from $261.9 million in the comparable period in 2002, primarily due to increased asset management fees and investment income. Expenses decreased 13.6% to $274.8 million, down from $318.0 million in the comparable period in 2002. Our expenses for the six months ended June 30, 2003 and 2002 included $17.4 million and $37.5 million, respectively, in writedowns of assets and lease loss accruals and international charges. Excluding these charges, expenses decreased 8.2% to $257.4 million in the six months ended June 30, 2003, from $280.5 million in the comparable period in 2002.

In the six months ended June 30, 2003, our Equity Markets segment had revenues of $255.7 million, and a loss before income taxes, minority interest and discontinued operations of $11.0 million (this includes $17.4 million in writedown of assets and lease loss accruals). In the six months ended June 30, 2002, our Equity Markets segment had revenues of $248.6 million, and a loss before income taxes, minority interest and discontinued operations of $59.5 million (this includes $37.5 million in international charges, writedown of assets and lease loss accruals).

In the six months ended June 30, 2003, our Asset Management segment had revenues of $34.1 million and income before income taxes, minority interest and discontinued operations of $21.8 million. In the six months ended June 30, 2002, our Asset Management segment had revenues of $18.4 million and income before income taxes, minority interest and discontinued operations of $3.5 million.

Revenues

Net trading revenue from equity securities market-making decreased 2.7% to $161.7 million in the six months ended June 30, 2003, from $166.1 million in the comparable period in 2002. Equity trading revenues are almost entirely comprised of revenues from U.S. equity market-making. The decrease was primarily due to a decrease in average revenue capture per share of approximately 42% offset, in part, by a 72.4% increase in shares executed in the second quarter of 2003 as compared to the same period in 2002.

Net trading revenue from options market-making increased 7.1% to $58.6 million in the six months ended June 30, 2003, from $54.7 million in the comparable period in 2002. The increase was primarily due to a 23.0% increase in the number of option contracts traded. The increase was offset, in part, by a 9.2% decrease in average revenue capture per contract.

	For the six months ended June 30,
	2003	2002	Change	% of Change
Equities market-making net trading revenues (millions)	$161.7	$166.1	$(4.4)	-2.7%
Options market-making net trading revenues (millions)	$58.6	$54.7	$3.9	7.1%

Total trading revenues (millions)	$220.3	$220.8	$(0.5)	-0.2%
U.S. equity shares traded (billions)	150.5	87.3	63.2	72.4%
U.S. equity trades executed (millions)	81.1	57.9	23.2	40.0%
U.S. option contracts (millions)	28.9	23.5	5.4	23.0%
Revenue capture per U.S. equity share ($)	0.0011	0.0019	(0.0008)	-42.1%
Revenue capture per U.S. option contract ($)	2.08	2.29	(0.21)	-9.2%
% of OTC Bulletin Board and Pink Sheet equity shares of total U.S. equity shares	57.9%	52.8%	5.1%	9.6%

*	Includes 87.1 billion and 46.1 billion of OTC Bulletin Board and Pink Sheet shares for the six months ended June 30, 2003 and 2002, respectively.

Commissions and fees increased 24.2% to $26.4 million in the six months ended June 30, 2003, from $21.3 million in the comparable period in 2002. This increase is primarily due to higher commission-based volumes and higher commissions received in our options order routing activities.

Asset management fees increased 71.6% to $24.0 million in the six months ended June 30, 2003 from $14.0 million in the comparable period in 2002. The increase in fees was primarily due to an increase in fund returns to the investor from 2.7% in the first half of 2002 to 5.8% in the first half of 2003. The increase in asset management fees was offset, in part, by a slight decrease in the average amount of funds under management throughout the year in the Deephaven Funds.

	For the six months ended June 30,
	2003	2002	Change	% of Change
Asset management fees (millions)	$24.0	$14.0	$10.0	71.6%
Average month-end balance of assets under management (millions)	1,251.3	1,264.4	(13.1)	-1.0%
Year-to-date Fund return to investor	5.8%	2.7%	3.0%	111.1%

Interest and dividends, net, increased 15.5% to $3.0 million in the six months ended June 30, 2003, from $2.6 million in the comparable period in 2002. This increase was primarily due to changes in the composition of our market-making positions and the resulting impact on our cash balances held at our clearing brokers offset, in part, by lower interest rates.

Investment income and other income increased to $12.0 million in the six months ended June 30, 2003, from $3.3 million in the comparable period in 2002. This increase was primarily due to an increase in earnings related to our investment in the Deephaven Funds. The increase in earnings from our investment was due to our additional investment in the Funds and the Funds’ increased return to its investors. The Company had $186.8 million invested in the Deephaven Funds as of June 30, 2003, up from $152.8 million as of June 30, 2002. Additionally, investment income and other income increased in 2003 as a result of a one time $1.1 million gain related to the sale of one of our strategic investments.

Expenses

Employee compensation and benefits expense increased slightly to $115.5 million for the six months ended June 30, 2003, from $114.5 million in the comparable period in 2002. The increase was primarily due to higher incentive compensation as a result of increased gross trading profits and margins, and the hiring of senior sales and trading professionals, offset, in part, by reduced headcount. Employee headcount was reduced during 2002 and the first half of 2003, with the number of full time employees decreasing to 890 at June 30, 2003, from 1,110 full time employees at June 30, 2002. Severance costs related to these reductions were $4.7 million in the six months ended June 30, 2003, down from $6.4 million for the comparable period in 2002. As a percentage of total revenue, employee compensation and benefits decreased to 40.4% for the six months ended June 30, 2003, from 43.7% for the comparable period in 2002. The decrease as a percentage of total revenue is consistent with the overall increase in revenues and decrease in headcount.

Execution and clearance fees increased 4.2% to $59.9 million in the six months ended June 30, 2003, from $57.5 million in the comparable period in 2002. Execution and clearance fees increased due to the increase in options contracts and equity trades executed. This increase was offset, in part, by the lower clearance and execution rates as well as a one-time benefit of approximately $1.5 million relating to volume credits and other adjustments. As a percentage of total revenue, execution and clearance fees decreased to 21.0% for the six months ended June 30, 2003, from 21.9% for the comparable period in 2002. The decrease as a percentage of total revenue was primarily due to lower clearing and execution rates and the one-time benefit.

Payments for order flow decreased 32.3% to $24.4 million for the six months ended June 30, 2003, from $36.0 million for the comparable period in 2002. As a percentage of total revenue, payments for order flow decreased to 8.5% for the six months ended June 30, 2003, from 13.8% for the comparable period in 2002. The decrease on both a dollar basis and as a percentage of total revenue was primarily due to changes in our payment for order flow policy initiated in 2002 and 2003, partially offset by increased volumes for equity shares traded and options contracts executed.

Communications and data processing expense decreased 14.5% to $16.7 million for the six months ended June 30, 2003, from $19.6 million for the comparable period in 2002. This decrease was generally attributable to a decrease in headcount and related technology costs as well as the reduction in our European operations.

Depreciation and amortization expense decreased 16.9% to $15.5 million for the six months ended June 30, 2003, from $18.7 million for the comparable period in 2002. This decrease was primarily due to the write-off of fixed assets since the beginning of 2002 and assets fully depreciating in the normal course of business, offset in part, by the purchase of additional fixed assets since July 1, 2002.

Occupancy and equipment rentals expense decreased 30.6% to $9.3 million for the six months ended June 30, 2003, from $13.5 million for the comparable period in 2002. This decrease was primarily attributable to the lease loss accruals taken in 2002 and 2003 related to our excess real estate capacity in Jersey City, NJ and London. We currently have 266,000 square feet of unoccupied office space in Jersey City.

Professional fees decreased 22.9% to $7.6 million for the six months ended June 30, 2003, from $9.8 million for the comparable period in 2002. The decrease compared to 2002 was primarily due to the payment in 2002 of a one-time asset management consulting fee related to the retirement of Deephaven’s CEO as of the end of 2001 offset, in part, by an increase in legal fees.

Business development decreased 11.7% to $3.8 million for the six months ended June 30, 2003, from $4.3 million for the comparable period in 2002. Other expenses decreased 28.6% to $4.7 million for the six months ended June 30, 2003, from $6.6 million for the comparable period in 2002. The primary reasons for the decreases were the result of lower headcount, travel and entertainment and administrative costs.

There were no international charges from continuing operations for the six months ended June 30, 2003. International charges from continuing operations were $28.4 million for the six months ended June 30, 2002. International charges from continuing operations during the first half of 2002 related to the reduction in size of our European operations and included $13.1 million related to the writedown of our investment in Nasdaq Europe, $5.9 million related to the writedown of fixed assets that are no longer actively used, $4.7 million related to contract terminations, $3.8 million related to the writedown of excess real estate and $900,000 of other charges.

During the six months ended June 30, 2003, charges of $17.4 million were incurred related to our domestic businesses, compared to charges of $9.1 million in the comparable period in 2002. The charges in the first half of 2003 consist of $10.3 million of lease loss accruals related to the writedown of our excess real estate capacity, $6.8 million related to the writedown of our strategic investment in Nasdaq to fair value and $260,000 related to the writedown of fixed assets that are no longer actively used. The charges for the first half of 2002 consist of $3.2 million related to the writedown of our excess real estate capacity, $2.7 million related to the writedown of fixed assets that are no longer actively used, $2.5 million related to the writedown of an impaired strategic investment and $735,000 related to the writedown of exchange seats.

Liquidity

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock offerings. As of June 30, 2003, we had $4.0 billion in assets, 90% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. At June 30, 2003, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $347.6 million. Additionally, our investment in the Deephaven Funds was $186.8 million at June 30, 2003. This investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

Income/(loss) before income taxes, minority interest and discontinued operations was $26.4 million and ($39.5 million) for the three months ended June 30, 2003 and 2002, respectively. Included in these balances were certain non-cash expenses such as depreciation and amortization expense and certain non-cash writedowns. Depreciation expense was $6.7 million and $8.7 million for the three months ended June 30, 2003 and 2002, respectively. Amortization expense, which related to intangible assets, was $671,000 and $621,000 for the three months ended June 30, 2003 and 2002, respectively. Non-cash writedowns consisted of $21.9 million for the three months ended June 30, 2002. The non-cash writedowns for the three months ended June 30, 2002 included charges from continuing international operations of $13.1 million related to the writedown of our investment in Nasdaq Europe, $5.9 million related to the writedown of fixed assets that are no longer actively used and $1.2 million related to contract terminations and other charges. Additionally, non-cash writedowns for the three months ended June 30, 2002 included charges from our domestic operations of $1.4 million related to the writedown of fixed assets that are no longer actively used and $310,000 related to the writedown of exchange seats.

Net purchases and proceeds from strategic investments and acquisitions were $506,000 and ($577,000) for the three months ended June 30, 2003 and 2002, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of option specialist posts in support of the development and growth of our business. We increased our investment in the Deephaven Funds by $3.9 million and $89.1 million during the three months ended June 30, 2003 and 2002, respectively.

Capital expenditures were $3.2 million and $4.3 million during the three months ended June 30, 2003 and 2002, respectively. Capital expenditures primarily relate to the purchase of data processing and communications equipment, capitalized software and leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost.

At its May 12, 2003 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $70 million, to $95 million. The Company did not repurchase any shares during the second quarter of 2003. For the six months ended June 30, 2003, the Company has repurchased 5,807,400 shares totaling $28.0 million. Included in the year-to-date activity were open market purchases, as well as a privately negotiated block transaction for 4,775,000 shares that was effected with a dealer on behalf of Ameritrade Holding Corporation. Through June 30, 2003, under the Company’s previously announced $95 million stock repurchase program, the Company had repurchased 13,767,300 shares for $69.2 million. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. Knight Trading Group had approximately 112.9 million shares of common stock outstanding as of June 30, 2003.

As registered broker-dealers, Knight Securities, L.P. (“KS”), Knight Capital Markets LLC (“KCM”), Knight Financial Products, LLC (“KFP”) and Knight Execution Partners, LLC (“KEP”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KS, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At June 30, 2003, KS had net capital of $160.1 million, which was $156.1 million in excess of its minimum net capital requirement of $4.0 million, KCM had net capital of $38.9 million which was $37.9 million in excess of its minimum net capital requirement of $1.0 million, KFP had net capital of $28.5 million which was $28.3 million in excess of its minimum net capital requirement of $250,000 and KEP had net capital of $4.6 million which was $4.3 million in excess of its minimum net capital requirement of $250,000. Additionally, Knight Securities International Ltd. (“KSIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. KSIL had net capital of $3.8 million, which was $2.0 million in excess of its minimum net capital requirement of $1.8 million.

We have no long-term debt at June 30, 2003 nor do we currently have any debt commitments for 2003. We do not anticipate that we will need to incur long-term debt to meet our 2003 capital expenditure and operating needs. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (which requires the accrual of future costs to be made using a discounted cash flow analysis for lease losses initiated after such date), and costs related to the excess capacity are accrued. The effect of applying these new provisions to our current lease losses accounted for under a nominal cash flow analysis would not be material.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested, at a minimum, on an annual basis.

•	Our goodwill of $17.5 million is related to the purchase of our listed equities market maker, KCM, and our order routing business of KEP. During our annual tests for impairment done in the second quarter of 2003, it was determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. It was determined that no impairment charge was necessary.

•	Our intangible assets balance of $33.5 million is attributable to our equity markets segment and includes trading rights and trading posts on the Chicago Board Options Exchange, American Stock Exchange, Pacific Stock Exchange and the Philadelphia Stock Exchange. These assets are being amortized over their useful lives, which have been determined to be 15 years. During our annual tests for impairment done in the second quarter of 2003, it was determined that the carrying value and the useful lives of these assets were not impaired.

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships. The fair value of other investments, for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments, which include our investment in Nasdaq, are reviewed on an ongoing basis.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Asset management fees—The Company earns asset management fees for sponsoring and managing the investment funds of Deephaven (the “Deephaven Funds”). Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds, or the net asset value at the time each investor made his purchase. If the Deephaven Funds recognize a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis.

Writedown of Fixed Assets—Writedowns of fixed assets are recognized when it is determined that the fixed assets are no longer actively used and are determined to be impaired. The amount of the impairment writedown is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a quarterly basis.

Recently Issued Accounting Standards

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. We adopted the disclosure provisions of FIN 45 effective December 31, 2002.

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue  No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We adopted the provisions of this statement effective November 1, 2002. The adoption of this statement had no effect on our financial statements.

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

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and must be applied to all financial instruments at the beginning of the third quarter of 2003. We do not believe that the adoption of this statement will have an effect on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

We employ automated proprietary trading and position management systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis, as are individual and aggregate dollar and inventory position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

In the normal course of our cash equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at June 30, 2003 was $185.4 million in long positions and $176.6 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $880,000 loss as of June 30, 2003, due to the offset of losses in long positions with gains in short positions.

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

Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a timely basis, risk reports are distributed to senior management and the firm’s risk managers who incorporate this information in our market-making decisions. These reports identify potential exposures with respect to options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At June 30, 2003, 10% movements in volatility and stock prices on our entire equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market-making portfolio:

Change in Stock Prices
	-10%	None	+10%
Change in Volatility
+10%	$13.2 million	$1.2 million	$6.8 million
None	12.3 million	—	6.5 million
-10%	11.7 million	-1.4 million	5.7 million

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

As of June 30, 2003, we had $186.8 million invested in the Deephaven Funds. The general objective of “market neutral” strategies is to capture mispricings or spreads between related capital instruments. The Deephaven Funds use the following strategies: domestic convertible trading, international convertible trading, statistical arbitrage trading, risk arbitrage trading, volatility trading, distressed portfolio trading and investing in private placement transactions in public companies. Because the basis of the Deephaven Funds’ strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Deephaven Funds are expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible portfolio and that part of the portfolio will have some correlation to credit spreads. “Market neutral” trading involves substantial risks. Disruptions in historical pricing relationships (as occurred during the period of August—October 1998) can result in significant losses. In addition, market neutral strategies are subject to the risk of a tightening of dealer credit, forcing premature liquidation of positions. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

Similar to our Equity Markets segment, the Deephaven Funds employ automated proprietary trading and position management systems that provide on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management, as are individual and aggregate dollar and inventory position totals and profits and losses by strategy. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis. There can be no assurances that the Deephaven Funds’ strategy will be successful in achieving either its risk control or its profit objectives.

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

Item 4.    Controls and Procedures

(a)  Disclosure and Procedures.    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Legal

Trading Litigation:    During the second quarter of 2003, the following material action was taken in the U.S. District Court in New Jersey in one of the three separate actions which comprise the trading litigation claims described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Peter Ta et al. v. Knight Trading Group, Inc.    On June 20, 2003, the claims in this lawsuit were dismissed without prejudice in New Jersey federal court.

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

Subsequent to the filing of the KS Arbitration (as defined in the Annual Report on Form 10-K for the year ended December 31, 2002) against the Company, the SEC initiated an examination of the purported improper trading practice through its Office of Compliance Inspections and Examinations. The SEC Division of Enforcement obtained a formal order of investigation that was discovered and disclosed by the Company in the third quarter of 2002. The matter is being reviewed by the SEC staff. The Company continues to cooperate fully with the SEC staff. At this time, no allegations of wrongdoing have been made by the SEC.

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

Item 2.    Changes in Securities and Use of Proceeds

On July 16, 2003, the Company amended its bylaws to include advance notice procedures for stockholders to present an item of business to be considered at the annual meeting of stockholders and for the nomination of candidates for election as directors. The bylaws, as amended, now require stockholders to provide notice of an intention to present an item of business at an annual meeting or to nominate a director not less than 90 or more than 120 days in advance of the anniversary of the date of the immediately preceding annual meeting of the stockholders; provided, however, that in the event an annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder must be received not later than the close of business on the tenth (10th) day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of such annual meeting was made, whichever first occurs; and in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth (10th) day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 14, 2003 for the purposes of: (i) electing its Board of Directors; (ii) approving the Knight Trading Group, Inc. 2003 Equity Incentive Plan; and (iii) ratifying the appointment of its independent auditors. The Board of Directors consists of a total of seven people who are elected by the holders of the Company’s Class A Common Stock. The seven people were nominated by the Board of Directors to serve as directors for a term of one year. In May 2003, Robert Greifeld, the newly elected President, Chief Executive Officer and Director of Nasdaq, announced his resignation from the Company’s Board of Directors, effective immediately. The announcement of Mr. Greifeld’s new position at Nasdaq occurred after the mailing of the Company’s proxy statement for its upcoming Annual Meeting of Stockholders that included Mr. Greifeld on the slate of nominees for election as directors. As a result of Mr. Greifeld’s resignation, the Company’s Board of Directors reduced the size of its Board from eight to seven members. Accordingly, no vote was taken at the Company’s Annual Meeting of Stockholders in respect of the nomination of Mr. Greifeld to serve on the Company’s Board of Directors and all proxies received by the Company in respect of Mr. Greifeld’s nomination were disregarded.

The following sets forth the results of the election of directors:

DIRECTORS

Name of Nominee	FOR	%	WITHHELD	%
Charles V. Doherty	99,920,577	95.07%	5,178,977	4.93%
Gary G. Griffith	101,162,646	96.25%	3,936,908	3.75%
Thomas M. Joyce	101,571,857	96.64%	3,527,697	3.36%
Robert M. Lazarowitz	95,707,687	91.06%	9,391,867	8.94%
Bruce R. McMaken	101,103,571	96.20%	3,995,983	3.80%
Rodger O. Riney	96,262,186	91.59%	8,837,368	8.41%
Anthony M. Sanfilippo	97,838,189	93.09%	7,261,365	6.91%

No proxies were solicited from the holders of the Class B Common Stock since no such shares are outstanding. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The Knight Trading Group, Inc. 2003 Equity Incentive Plan was approved by the stockholders with 68,770,810 votes FOR (86.67%), 10,273,235 votes AGAINST (12.95%), and 306,856 votes ABSTAINED (0.38%). Under applicable law, abstentions are counted as votes against this proposal. There were 25,748,653 BROKER NON-VOTES cast on this matter which were disregarded and had no effect on the outcome of the vote.

The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2003 was approved by the stockholders with 103,479,609 votes FOR (98.55%), 1,498,566 votes AGAINST (1.44%), and 130,637 (0.01%) votes ABSTAINED. Under applicable law, abstentions are counted as votes against this proposal. There were 300 BROKER NON-VOTES cast on this matter which were disregarded and had no effect on the outcome of the vote.

Further information regarding these matters is contained in the Company’s Proxy Statement dated April 3, 2003.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K:

On May 5, 2003, the Company filed a Current Report on Form 8-K announcing the promotion of Acting Chief Financial Officer John B. Howard to Chief Financial Officer.

On May 12, 2003, the Company filed a Current Report on Form 8-K announcing the resignation of Robert Greifeld from the Board of Directors, the reduction in the size of the Board of Directors, and an increase in the size of the Company’s previously announced stock repurchase program.

On June 3, 2003, the Company filed a Current Report on Form 8-K announcing that Anthony M. Sanfilippo, Executive Vice President and Head of Broker-Dealer Client Group, would resign from his executive management position with the Company at the conclusion of a transitional period.

On July 16, 2003 the Company filed a Current Report on Form 8-K announcing its results for the quarter ending June 30, 2003.

On July 16, 2003 the Company filed a Current Report on Form 8-K announcing the promotion of Gregory C. Voetsch to Executive Vice President and Head of Sales.

(b) Exhibits

Exhibit No.	Exhibit

3.3	Amended and Restated By-laws of the Registrant

10.26	Form of Indemnification Contract entered into by the Registrant’s Board of Directors

10.27	Separation and Release Agreement, dated June 11, 2003, between Anthony M. Sanfilippo and Knight Trading Group, Inc.

10.28	Amended and Restated 2003 Equity Incentive Plan of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 13th day of August, 2003.

KNIGHT TRADING GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chief Executive Officer and President

Exhibit No.	Exhibit Index

3.3	Amended and Restated By-laws of the Registrant

10.26	Form of Indemnification Contract entered into by the Registrant’s Board of Directors

10.27	Separation and Release Agreement, dated June 11, 2003, between Anthony M. Sanfilippo and Knight Trading Group, Inc.

10.28	Amended and Restated 2003 Equity Incentive Plan of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002