Form 10-Q
period 2003-09-30
KNIGHT TRADING GROUP INC
filed 2003-11-10
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

At November 10, 2003 the number of shares outstanding of the Registrant’s Class A Common Stock was 114,599,450 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT TRADING GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenues
Net trading revenue	$146,915,058	$97,997,221	$367,293,163	$318,785,648
Commissions and fees	14,016,884	9,943,424	40,333,357	31,326,429
Asset management fees	12,994,069	6,053,433	36,985,896	20,121,346
Interest and dividends, net	341,099	1,654,131	3,348,331	4,258,566
Investment income and other	8,037,740	3,826,445	20,019,983	6,931,000

Total revenues	182,304,850	119,474,654	467,980,730	381,422,989

Expenses
Employee compensation and benefits	71,799,982	47,450,339	187,258,566	161,988,907
Execution and clearance fees	30,982,099	30,017,218	90,844,269	87,485,368
Payments for order flow	14,528,628	14,514,242	38,942,727	50,557,586
Communications and data processing	7,280,108	8,062,490	24,017,404	27,637,469
Depreciation and amortization	6,656,126	8,772,363	22,166,923	27,429,628
Occupancy and equipment rentals	4,448,483	5,249,974	13,786,410	18,711,117
Professional fees	1,849,530	3,574,148	9,424,937	13,393,664
Business development	1,456,253	1,305,262	5,286,906	5,642,972
International charges	—	—	—	28,395,515
Writedown of assets and lease loss accrual	—	1,395,834	17,412,066	10,456,782
Other	3,548,136	2,897,956	8,259,027	9,493,893

Total expenses	142,549,345	123,239,826	417,399,235	441,192,901

Income/(loss) before income taxes, minority interest and discontinued operations	39,755,505	(3,765,172)	50,581,495	(59,769,912)
Income tax expense / (benefit)	16,152,953	(1,806,119)	19,899,002	(19,819,889)

Income / (loss) before minority interest and discontinued operations	23,602,552	(1,959,053)	30,682,493	(39,950,023)
Minority interest in losses of consolidated subsidiaries	—	—	—	5,100,497

Net income / (loss) from continuing operations	$23,602,552	$(1,959,053)	$30,682,493	$(34,849,526)

Loss from discontinued operations, net of tax	—	(1,471,613)	(2,124,297)	(4,803,612)

Net income / (loss)	$23,602,552	$(3,430,666)	$28,558,196	$(39,653,138)

Basic earnings per share from continuing operations	$0.21	$(0.02)	$0.27	$(0.29)

Diluted earnings per share from continuing operations	$0.20	$(0.02)	$0.26	$(0.29)

Basic earnings per share from discontinued operations	$—	$(0.01)	$(0.02)	$(0.04)

Diluted earnings per share from discontinued operations	$—	$(0.01)	$(0.02)	$(0.04)

Basic earnings per share	$0.21	$(0.03)	$0.26	$(0.33)

Diluted earnings per share	$0.20	$(0.03)	$0.25	$(0.33)

Shares used in the computation of basic earnings per share	111,086,526	118,316,798	111,903,396	121,658,913

Shares used in the computation of diluted earnings per share	117,698,712	118,316,798	115,984,945	121,658,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2003	December 31, 2002

Assets
Cash and cash equivalents	$276,458,391	$316,722,259
Securities owned, held at clearing brokers, at market value	2,796,635,375	1,984,500,084
Receivable from brokers and dealers	159,380,870	480,203,140
Investment in Deephaven sponsored funds	192,141,442	153,790,799
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	40,556,322	58,066,695
Strategic investments	20,090,332	24,715,110
Intangible assets, less accumulated amortization	32,840,505	34,852,535
Goodwill	17,536,945	17,536,945
Other assets	72,512,465	101,488,739

Total assets	$3,608,152,647	$3,171,876,306

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$2,633,328,385	$2,254,900,355
Payable to brokers and dealers	70,512,300	35,271,654
Accrued compensation expense	83,069,010	60,525,247
Accounts payable, accrued expenses and other liabilities	55,881,108	52,753,720

Total liabilities	2,842,790,803	2,403,450,976

Minority interest in consolidated subsidiaries	—	12,009,561

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 126,602,469 shares issued and 113,607,295 shares outstanding at September 30, 2003 and 124,705,287 shares issued and 117,857,820 shares outstanding at December 31, 2002	1,266,025	1,247,053
Additional paid-in capital	354,039,926	340,211,426
Retained earnings	489,089,850	460,541,000
Treasury stock, at cost; 12,995,174 shares at September 30, 2003 and 6,847,467 shares at December 31, 2002	(67,670,368)	(35,423,292)
Unamortized stock-based compensation	(11,363,589)	(6,791,533)
Accumulated other comprehensive income (loss)—foreign currency translation adjustment, net of tax	—	(3,368,885)

Total stockholders’ equity	765,361,844	756,415,769

Total liabilities and stockholders’ equity	$3,608,152,647	$3,171,876,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities
Net income/(loss)	$28,558,196	$(39,653,138)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
International charges	—	28,395,515
Writedown of assets and lease loss accrual	17,412,066	10,456,782
Depreciation and amortization	22,681,863	28,547,195
Charges related to discontinued operations, net of taxes and minority interest	4,956,953	2,302,828
Stock-based compensation	2,443,299	1,013,372
Minority interest in losses of consolidated subsidiaries	(6,925,507)	(5,655,536)
Income tax credit from stock options exercised	1,599,016	98,645
(Increase) decrease in operating assets
Securities owned	(812,135,291)	(217,453,570)
Receivable from brokers and dealers	320,822,270	176,812,444
Other assets	31,604,585	(40,715,268)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	378,428,030	360,572,192
Payable to brokers and dealers	35,240,646	(154,763,836)
Accrued compensation expense	22,543,763	(22,956,595)
Accounts payable, accrued expenses and other liabilities	(11,147,437)	(849,700)

Net cash provided by operating activities	36,082,452	126,151,330

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(8,783,204)	(11,940,246)
Investment in Deephaven sponsored funds	(38,350,643)	(103,566,083)
Net purchases of and proceeds from strategic investments	(2,189,152)	2,614,328

Net cash used in investing activities	(49,322,999)	(112,892,001)

Cash flows from financing activities
Stock options exercised	6,148,975	411,188
Cost of common stock repurchased	(33,172,296)	(34,950,724)

Net cash used in financing activities	(27,023,321)	(34,539,536)

Decrease in cash and cash equivalents	(40,263,868)	(21,280,207)
Cash and cash equivalents at beginning of period	316,722,259	361,294,311

Cash and cash equivalents at end of period	$276,458,391	$340,014,104

Supplemental disclosure of cash flow information:
Cash paid for interest	$104,313	$24,583

Cash paid for income taxes	$2,022,354	$11,863,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

1.    Organization and Description of the Business

Knight Trading Group, Inc. and its subsidiaries (the “Company”) operate in equity markets and asset management segments. The Company’s equity markets segment is comprised of the following operating subsidiaries:

Domestic Subsidiaries

•	Knight Equity Markets, L.P. (“KEM”) (formerly Knight Securities, L.P.) operates as a market maker in over-the-counter equity securities (“OTC securities”), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”), the Cincinnati Stock Exchange and the Pacific Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”)-listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Financial Products LLC (“KFP”) operates as a market maker and specialist in options on individual equities, equity indices and fixed income futures instruments in the U.S. KFP, through its affiliate Knight Execution Partners LLC (“KEP”), also manages an option and equity execution services business. KFP and KEP are broker-dealers registered with the SEC and are members of the Chicago Board Options Exchange, American Stock Exchange, Philadelphia Stock Exchange, Pacific Stock Exchange and the International Securities Exchange. KFP is also a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and the Philadelphia Board of Trade.

International Subsidiaries

•	Knight Roundtable Europe Limited (“KREL”) wholly owns Knight Securities International, Ltd. (“KSIL”), a U.K. registered broker-dealer, which provides agency execution services for European investors in European and U.S. equities. KSIL also provided market-making services in European securities, however, these services were discontinued in 2002. The Company owns an approximate 85% interest in KREL. KSIL is regulated by the Financial Services Authority in the U.K. and is a member of the London Stock Exchange.

•	Knight Securities Japan Ltd. (“KSJ”) operated as a market maker in Japanese equity securities until it ceased its trading operations in May 2003. The operations of KSJ were liquidated during the third quarter of 2003. The Company owned 60% of KSJ through a joint venture with Nikko Cordial Group. See Footnote 10 “Discontinued Operations” for a further discussion on KSJ.

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

Market-making activities

Securities owned and securities sold, not yet purchased, which primarily consist of U.S. equities and options, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses), commissions and related expenses are also recorded on a trade date basis. Payments for order flow represent payments to broker-dealers and institutions for directing their order executions to the Company. The Company’s clearing agreements call for payment of or receipt of interest income, net of interest expense, for facilitating the settlement and financing of securities transactions.

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

Minority interest

Minority interest represented minority owners’ share of net income or losses and equity in the Company’s majority-owned consolidated subsidiaries.

Treasury stock

The Company records its purchases of treasury stock at cost as a separate component of Stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions.

Foreign currencies

The functional currency of the Company’s consolidated foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment income and other in the Company’s Consolidated Statements of Operations. Prior to its liquidation, KSJ’s functional currency was the Japanese yen. The foreign exchange gains and losses resulting from the translation of the financial statements of KSJ were included within a separate component of Stockholders’ equity as of December 31, 2002. As discussed in Footnote 10 “Discontinued Operations,” in the second quarter of 2003, KSJ ceased its operations, and its results, including the effects of translation, are included within Loss from discontinued operations on the Consolidated Statements of Operations.

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, the Company’s net income/(loss) and earnings per share amounts for the three and nine months ended September 30, 2003 and 2002 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income/(loss), as reported	$23,602,552	$(3,430,666)	$28,558,196	$(39,653,138)
Pro forma compensation expense determined under fair value based method, net of tax	(2,512,855)	(3,067,050)	(7,007,515)	(8,167,025)
Pro forma net income/(loss)	21,089,697	(6,497,716)	21,550,681	(47,820,163)
Basic earnings per share, as reported	0.21	(0.03)	0.26	(0.33)
Diluted earnings per share, as reported	0.20	(0.03)	0.25	(0.33)
Pro forma basic earnings per share	0.19	(0.05)	0.19	(0.39)
Pro forma diluted earnings per share	0.18	(0.05)	0.19	(0.39)

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

The Company records the fair market value of restricted stock awards on the date of grant as unamortized stock-based compensation in Stockholders’ equity and amortizes the balance to compensation expense ratably over the vesting period.

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	September 30, 2003	December 31, 2002
Securities owned:
Equities	$1,632,021,611	$1,024,024,594
Options	1,152,816,463	946,933,768
U.S. government obligations	11,797,301	13,541,722

	$2,796,635,375	$1,984,500,084

Securities sold, not yet purchased:
Equities	$1,148,296,457	$1,080,415,740
Options	1,485,031,928	1,174,484,615

	$2,633,328,385	$2,254,900,355

4.    Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following:

	September 30, 2003	December 31, 2002
Receivable:
Clearing brokers	$147,235,781	$476,094,300
Securities failed to deliver	8,423,343	890,399
Other	3,721,746	3,218,441

	$159,380,870	$480,203,140

Payable:
Clearing brokers	$65,050,052	$34,182,937
Securities failed to receive	5,462,248	1,088,717

	$70,512,300	$35,271,654

5.    Goodwill and Intangible Assets

The Company adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to, a business combination. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer being amortized, but are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. During our annual test performed in the second quarter, the Company tested for the impairment of goodwill, all of which is attributable to our equity markets segment, and has concluded that there was no impairment of goodwill as of June 30, 2003. As part of our annual test for impairment, we considered the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value.

Goodwill is net of accumulated amortization of $22,486,397 recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142.

At September 30, 2003, the Company had intangible assets, all of which are attributable to our equity markets segment, with a gross carrying amount of $40.2 million and accumulated amortization of $7.4 million, which primarily resulted from the purchase of various options related specialists posts. Intangible assets, all of which are deemed to have definite lives, are being amortized over their useful lives, determined to be 15 years. The Company evaluates the remaining useful life of its intangible assets at least annually. During our annual test performed in the second quarter, the Company tested for impairment of the remaining useful lives of the intangible assets and concluded that there was no impairment as of June 30, 2003. For the three months ended September 30, 2003, the Company recorded amortization expense relating to these intangible assets of $671,000. The estimated amortization expense relating to the intangible assets for each of the five succeeding years approximates $2.7 million.

6.    Investment in Deephaven Sponsored Funds

The Company’s subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $1.4 billion of assets under management in the Deephaven Funds as of September 30, 2003, the Company had an investment of $192.1 million. In addition, certain officers, directors and employees of the Company have invested approximately $19.8 million in the Deephaven Funds, in the aggregate, as of September 30, 2003.

7.    Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total U.S. equity trades executed or the total U.S. equity shares traded by the Company during the period. One customer accounted for approximately 16.8% of the Company’s total U.S. equity trades executed and approximately 33.5% of the Company’s total U.S. equity shares traded during the three months ended September 30, 2003. For the nine months ended September 30, 2003, this customer accounted for approximately 15.8% and 30.9% of the Company’s U.S. trades and shares executed, respectively. Payments for order flow to this firm for the three and nine months ended September 30, 2003 amounted to $5.3 million and $12.9 million, respectively.

Additionally, the Company’s $192.1 million investment in the Deephaven Funds accounted for 13.3% of total assets under management. In addition to the Company, there were two other institutional investors that accounted for 14.3% and 10.7%, respectively, of the Deephaven Funds’ assets under management.

8.    International Charges

No charges related to continuing international operations have been incurred during 2003. During the nine months ended September 30, 2002, the Company incurred charges of $28.4 million, related to its continuing international businesses. The charges for the nine months ended September 30, 2002 related to the reduction in size of our European operations and included $13.1 million related to the writedown of our investment in Nasdaq Europe, $5.9 million related to the writedown of fixed assets that are no longer actively used, $4.7 million related to contract settlements and terminations, $3.8 million related to the writedown of excess real estate and $900,000 of other charges.

9.    Writedown of Assets and Lease Loss Accrual

No Writedown of assets and lease loss accrual charges were incurred during the three months ended September 30, 2003. The Writedown of assets and lease loss accrual for the nine months ended September 30, 2003 was $17.4 million. The writedown primarily consists of $10.3 million related to costs associated with excess real estate capacity, primarily in Jersey City, NJ, $6.8 million related to the writedown of our investment in Nasdaq to fair value and $260,000 related to the writedown of fixed assets that are no longer actively used.

The Writedown of assets and lease loss accrual for the three months ended September 30, 2002 of $1.4 million consists of $1.1 million related to the writedown of fixed assets that are no longer actively used and $250,000 related to the writedown of a strategic investment to fair value. The Writedown of assets and lease loss accrual for the nine months ended September 30, 2002 of $10.5 million consists of $3.2 million of lease loss accruals related to excess real estate capacity, primarily in Jersey City, NJ, $3.8 million related to the writedown of fixed assets that are no longer actively used, $2.8 million related to the writedown of strategic investments to fair value and $735,000 related to the writedown of exchange seats to fair value.

10.    Discontinued Operations

The loss from discontinued operations for the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002 include the results of operations of KSJ and charges resulting from the liquidation of the business. As KSJ has been fully liquidated and all charges related to this liquidation were incurred during the second quarter of 2003, there were no charges from discontinued operations incurred during the third quarter of 2003.

On March 31, 2003 the Company and its joint venture partner, Nikko Cordial Group, announced that KSJ would cease its trading operations. KSJ’s business plan was significantly impaired due to the approval, in 2002, by the Japanese Securities Dealers Association of the creation of a mandatory central limit order book for retail-sized equity transactions on Jasdaq, the withdrawal of Nasdaq Japan, poor market conditions and limited market structure changes in Japan. As a result, trading operations ceased at KSJ on May 2, 2003. After the cessation of trading, the parties liquidated KSJ. The losses, included in Loss from discontinued operations on the Consolidated Statements of Operations were approximately $2.1 million for the nine month period ended September 30, 2003. The losses were approximately $1.5 million and $4.8 million for the three and nine month periods ended September 30, 2002, respectively. Included in these results were revenues and pre-tax losses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$0	$567,621	$924,361	$3,886,337
Pre-tax loss from discontinued operations before minority interest	0	(2,452,690)	(16,148,864)	(8,006,017)
Minority interest in losses of KSJ	0	981,077	6,459,546	3,202,405
Income tax benefit	0	—	7,565,021	—
Loss from discontinued operations, net of tax	0	(1,471,613)	(2,124,297)	(4,803,612)

The Loss from discontinued operations, net of tax for the nine months ended September 30, 2003 includes $7.6 million in income tax benefits related to cumulative losses at KSJ. As tax benefits could not be recognized until there were offsetting profits or the commencement of the liquidation process, no tax benefit had previously been accrued.

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

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was $2.6 million and $3.4 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, rental expense was $8.6 million and $12.2 million, respectively.

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

	Office Leases	Other Obligations	Total
Three months ending December 31, 2003	$4,013,797	$20,926,089	$24,939,886
Year ending December 31, 2004	14,009,338	34,129,020	48,138,358
Year ending December 31, 2005	12,811,210	12,184,483	24,995,693
Year ending December 31, 2006	10,492,082	10,520,017	21,012,099
Year ending December 31, 2007	8,743,418	—	8,743,418
Thereafter through October 31, 2021	124,462,347	—	124,462,347

	$174,532,192	$77,759,609	$252,291,801

During the normal course of business, the Company collaterizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of September 30, 2003, the Company has provided an $11.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

The Company has an agreement with one of its subsidiaries’ clearing brokers, obligating the Company to pay clearing fees totaling a minimum of $12.0 million during an eighteen-month period from the commencement of clearing services, which commenced during the second quarter of 2003. As of September 30, 2003, approximately $9 million of this obligation remains outstanding.

On October 22, 2003, the Company announced that it had entered into new long-term employment contracts with the senior management team of Deephaven (the “Deephaven managers”). These employment agreements are for a three-year term and include an option for renewal by the Deephaven managers through 2009 under certain circumstances. In addition, the agreements provide that, in the event of a change of control of the Company, the Deephaven managers would have the option to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses. If a change of control were to occur, and if the Deephaven managers exercised this option, the Company would retain a 49% interest in Deephaven.

12.    Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income/(loss)	$23,602,552	$(3,430,666)	$28,558,196	$(39,653,138)
Foreign currency translation adjustment, net of tax	—	(293,028)	—	2,858,460

Total comprehensive income/(loss), net of tax	$23,602,552	$(3,723,694)	$28,558,196	$(36,794,678)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2003 and 2002:

	For the three months ended September 30,
	2003		2002
	Numerator / net income	Denominator / shares	Numerator / net loss	Denominator / shares
Income/(loss) and shares used in basic calculations	$23,602,552	111,086,526	$(3,430,666)	118,316,798
Effect of dilutive stock based awards		6,612,186	—	—

Income/(loss) and shares used in diluted calculations	$23,602,552	117,698,712	$(3,430,666)	118,316,798

Basic earnings per share		$0.21		$(0.03)

Diluted earnings per share		$0.20		$(0.03)

	For the nine months ended September 30,
	2003		2002
	Numerator / net income	Denominator / shares	Numerator / net loss	Denominator / shares
Income/(loss) and shares used in basic calculations	$28,558,196	111,903,396	$(39,653,138)	121,658,913
Effect of dilutive stock based awards		4,081,549	—	—

Income/(loss) and shares used in diluted calculations	$28,558,196	115,984,945	$(39,653,138)	121,658,913

Basic earnings per share		$0.26		$(0.33)

Diluted earnings per share		$0.25		$(0.33)

For the three and nine months ended September 30, 2002, 773,635 and 1,170,559 shares of common stock equivalents, respectively, were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the periods and the effect of their inclusion would be anti-dilutive.

14. Stock-Based Compensation

The Company established the Knight Trading Group, Inc. 1998 Long Term Incentive Plan and the Knight Trading Group, Inc. 1998 Nonemployee Director Stock Option Plan. Additionally, in May 2003, the Company established the Knight Trading Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”) (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of the Company. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units, as defined by the Plans.

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

The Company granted 237,401 restricted shares under the Plans at fair market value during the third quarter of 2003 as stock-based compensation. At September 30, 2003 the Company had 2,279,906 restricted shares outstanding, in aggregate, both under and outside of the Plans.

The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees over the vesting period. For the three months ended September 30, 2003 and 2002, the Company recorded compensation expense of $1.0 million and $560,000, respectively, and $2.4 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively, all of which has been included in Employee compensation and benefits in the Consolidated Statements of Operations.

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

The offering period under the Exchange Program expired on January 17, 2003. A total of 1,436,750 options to purchase one share were cancelled. Approximately 1.8 million options were eligible to be exchanged. In accordance with the Exchange Program, 524,380 options to purchase one share were granted to current employees on July 21, 2003, a date that was over six months and one day after the Company cancelled the options. Under the Exchange Program, for every two-and-a-half options to purchase one share tendered for exchange, a new option to purchase one share was issued. The new options were issued at a price not less than the market value on the issuance date and have a two year vesting period. The Exchange Program was structured to comply with FIN 44 of APB 25 in order to achieve the same accounting treatment as the original option grants that were tendered for exchange.

15.    Business Segments

The Company has two reportable segments: equity markets and asset management. Equity markets includes two geographic classifications, domestic and international. Domestic equity markets primarily represents market-making in U.S. equity securities listed on Nasdaq, on the OTC Bulletin Board, in the Nasdaq Intermarket and in U.S. options on individual equities, equity indices and fixed income futures instruments. International equity markets includes our equities operations in Europe and our options operations in Europe and Australia. Market-making in Europe and Australia was terminated during 2002. The asset management segment consists of investment management, sponsorship of and investments in the Deephaven Funds.

The Company’s net revenues, income before income taxes, minority interest and discontinued operations and assets by segment are summarized below:

	Domestic Equity Markets(1)	International Equity Markets(2)	Total Equity Markets	Asset Management(3)	Eliminations(4)	Consolidated Total
For the three months ended September 30, 2003:
Revenues	$163,280,184	$3,931,738	$167,211,922	$18,358,917	$(3,265,989)	$182,304,850
Income before income taxes, minority interest and discontinued operations	29,398,510	310,525	29,709,035	10,046,470	—	39,755,505
Total assets	3,312,404,729	63,451,832	3,375,856,561	232,296,086	—	3,608,152,647

For the three months ended September 30, 2002:
Revenues	$110,518,739	$3,400,409	$113,919,148	$8,119,237	$(2,563,731)	$119,474,654
(Loss)/income before income taxes, minority interest and discontinued operations	(5,228,054)	(1,529,668)	(6,757,722)	2,992,550	—	(3,765,172)
Total assets	3,040,772,156	131,350,193	3,172,122,348	165,329,583	—	3,337,451,931

For the nine months ended September 30, 2003:
Revenues	$413,881,795	$9,038,323	$422,920,118	$52,466,239	$(7,405,627)	$467,980,730
Income/(loss) before income taxes, minority interest and discontinued operations	19,047,713	(329,620)	18,718,093	31,863,402	—	50,581,495
Total assets	3,312,404,729	63,451,832	3,375,856,561	232,296,086	—	3,608,152,647

For the nine months ended September 30, 2002:
Revenues	$353,480,572	$9,013,586	$362,494,158	$26,514,985	$(7,586,154)	$381,422,989
(Loss)/income before income taxes, minority interest and discontinued operations	(19,720,060)	(46,504,481)	(66,224,541)	6,454,629	—	(59,769,912)
Total assets	3,040,772,156	131,350,193	3,172,122,348	165,329,583	—	3,337,451,931

(1)	Income/(loss) before income taxes, minority interest and discontinued operations (“pre-tax income”) for the three months ended September 30, 2002 includes $1.3 million in writedowns of assets and lease loss accruals described in Footnote 9. Pre-tax income for the nine months ended September 30, 2003 and 2002 includes $17.4 million and $10.5 million, respectively, in writedowns of assets and lease loss accruals described in Footnote 9.
(2)	Pre-tax income for the nine months ended September 30, 2002 includes $28.4 million in international charges described in Footnote 8.
(3)	The Company had $192.1 million and $154.5 million invested in the Deephaven Funds at September 30, 2003 and 2002, respectively. This investment is included in the asset management segment. Revenues generated by these investments made by the Company for the three months ended September 30, 2003 and 2002 were $5.3 million and $1.8 million, respectively. Revenues generated by these investments made by the Company for the nine months ended September 30, 2003 and 2002, respectively were $15.4 million and $5.1 million, respectively. Additionally, pre-tax income for the nine months ended September 30, 2002 includes $141,000 in writedown of assets and lease loss accruals described in Footnote 9.
(4)	Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.

16.    Subsequent Event

On October 14, 2003, the Company announced the pending acquisition of the business of Donaldson & Co., Incorporated (“Donaldson”), a privately held firm offering soft dollar and commission recapture programs to institutions, in a cash transaction. Donaldson will be operated as a separate division of KEM. The close of the transaction is subject to receipt of appropriate regulatory approvals and it is expected to be completed prior to December 31, 2003.

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

Overview

We have two reportable segments: Equity Markets and Asset Management. Within Equity Markets, we are a leading execution specialist making markets in equities and options. Additionally, we maintain an Asset Management business for institutions and high-net-worth individuals.

Market and Economic Conditions in the Third Quarter of 2003

In the U.S., market and economic conditions have improved during 2003. Although the future market and economic environment remains uncertain, expectations of improved economic activities, among other items, have contributed to increases in the Dow Jones Industrial Average, the S&P 500 Index and the Nasdaq Composite Index. During the third quarter of 2003, the Dow Jones Industrial Average, the S&P 500 Index and the Nasdaq Composite Index increased 3.2%, 2.2% and 10.1%, respectively, from June 30, 2003. Additionally, as of September 30, 2003, the Dow Jones Industrial Average, the S&P 500 Index and the Nasdaq Composite Index have increased 11.2%, 13.2% and 33.8%, respectively, from December 31, 2002.

Certain Factors Affecting Results of Operations

Our results of operations may be materially affected by market fluctuations, regulatory changes and economic factors. We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; the performance of our international businesses; our ability to manage personnel, overhead and other expenses, including our occupancy expenses on our office leases and legal fees related to our legal proceedings; the strength of our client relationships; the amount of, and volatility in, the results of our statistical arbitrage and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and sales, trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation to, increases in our market share and revenue capture in our Equity Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our Equity Markets segment’s services declines and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected. Additionally, the carrying value of our intangible assets relating to the purchase of various options related specialist posts could be affected by the level of activity and financial performance of certain exchanges.

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

Asset management fees represent fees earned by Deephaven Capital Management LLC (“Deephaven”) for sponsoring and managing the Deephaven investment funds (the “Deephaven Funds”). Asset management fees are primarily affected by the rates of return earned on the Deephaven Funds and changes in the amount of assets under management.

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

Expenses

Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, asset management fees, our profitability and our number of employees. Payments for order flow fluctuate based on U.S. equity share and option volume, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, option contract volume, clearance fees charged by clearing brokers and fees paid to ECNs, exchanges and certain regulatory bodies.

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

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for cash equities and options transactions, transaction fees paid to Nasdaq and other regional exchanges and regulatory bodies, option exchange fees, payments made to third parties for exchange seat leases, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX, and for executing orders through ECNs.

Payments for order flow represent payments to certain broker-dealers and institutional clients, in the normal course of business, for directing their order flow in U.S. cash equities and U.S. option contracts to us. Payments for order flow fluctuate as we modify our payment rates and as our percentage of clients whose policy is not to accept payments for order flow varies.

Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

Depreciation and amortization expense results from the depreciation of fixed assets and leasehold improvements and the amortization of intangible assets with definite lives.

Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

Professional fees consist of legal and other professional fees, as well as fees paid to computer programming, systems and management consultants.

Business development expense primarily consists of travel, sales and advertising costs.

International charges consists of charges from continuing operations related to the reduction of European businesses as well as charges related to the writedown of strategic investments, held by our international businesses, to fair value.

The writedown of assets and lease loss accrual related to our domestic businesses consists of losses related to excess real estate, fixed assets that are no longer actively used, the writedown of strategic investments, held by our domestic businesses, and exchange seats to fair value.

Other expenses primarily consist of administrative expenses and other operating costs such as recruitment fees and general office expenses.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Net income for the three months ended September 30, 2003 was $23.6 million, resulting in earnings per share on a diluted basis of $0.20. This compares to a net loss of $3.4 million and a loss per share of $0.03 on a diluted basis for the comparable period in 2002. Included within net loss for the three months ended September 30, 2002 is $1.5 million related to the loss from discontinued operations of KSJ. For a discussion of these discontinued operations, see Footnote No. 10 “Discontinued Operations” included in Part I, Item 1 “Financial Statements.” Excluding the loss from discontinued operations, net loss for the three months ended September 30, 2002 was $2.0 million, resulting in a loss per share from continuing operations on a diluted basis of $0.02.

Total revenues for the three months ended September 30, 2003 increased 52.6% to $182.3 million, from $119.5 million in the comparable period in 2002, primarily due to increased trading revenues. Expenses increased 15.7% to $142.5 million, from $123.2 million in the comparable period in 2002. Our expenses for the three months ended September 30, 2002 included $1.4 million in writedowns of assets. Excluding these charges, expenses for the three months ended September 30, 2003 increased 17.0% from $121.8 million in the comparable period in 2002.

In the three months ended September 30, 2003, our Equity Markets segment had revenues of $167.2 million, and income before income taxes, minority interest and discontinued operations of $29.7 million. In the three months ended September 30, 2002, our Equity Markets segment had revenues of $113.9 million, and a loss before income taxes, minority interest and discontinued operations of $6.8 million (the loss includes $1.3 million in writedown of assets).

In the three months ended September 30, 2003, our Asset Management segment had revenues of $18.4 million and income before income taxes, minority interest and discontinued operations of $10.0 million. In the three months ended September 30, 2002, our Asset Management segment had revenues of $8.1 million and income before income taxes, minority interest and discontinued operations of $3.0 million.

Revenues

Net trading revenue from equity securities market-making increased 63.8% to $111.9 million in the three months ended September 30, 2003, from $68.3 million in the comparable period in 2002. Equity trading revenues are almost entirely comprised of revenues from U.S. equity market-making. This increase in equity trading revenue was primarily due to a 130.9% increase in shares executed in the second quarter 2003 as compared to the same period in 2002. The increased volume was offset, in part, by the reduction in average revenue capture per share by approximately 28%.

Net trading revenue from options market-making increased 17.8% to $35.0 million in the three months ended September 30, 2003, from $29.7 million in the comparable period in 2002. The increase was primarily due to a 27.1% increase in the number of option contracts traded. The increase in trading revenues from options market-making was offset, in part, by a 9.8% decrease in average revenue capture per contract.

	For the three months ended September 30,
	2003	2002	Change	% of Change
Equities market-making net trading revenues (millions)	$111.9	$68.3	$43.6	63.8%
Options market-making net trading revenues (millions)	35.0	29.7	5.3	17.8%

Total net trading revenues (millions)	$146.9	$98.0	$48.9	49.9%
U.S. equity shares traded (billions)*	118.9	51.5	67.4	130.9%
U.S. equity trades executed (millions)	47.6	31.1	16.5	53.1%
U.S. option contracts (millions)	17.1	13.5	3.7	27.1%
Average revenue capture per U.S. equity share (per $1,000)	0.94	1.30	(0.36)	-27.6%
Average revenue capture per U.S. option contract ($)	2.02	2.24	(0.22)	-9.8%
% of OTC Bulletin Board & Pink Sheet equity shares of total U.S. equity shares	69.8%	53.5%	16.3%	30.5%

*	Includes 83.0 billion and 27.6 billion of OTC Bulletin Board and Pink Sheet shares for the three months ended September 30, 2003 and 2002, respectively.

Commissions and fees increased 41.0% to $14.0 million in the three months ended September 30, 2003, from $9.9 million in the comparable period in 2002. This increase is primarily due to higher commission-based volumes.

Asset management fees increased 114.7% to $13.0 million in the three months ended September 30, 2003 from $6.1 million in the comparable period in 2002. The increase in fees was primarily due to an increase in fund returns to the investor from 1.1% in the third quarter of 2002 to 2.8% in the third quarter of 2003. Additionally, there was an increase in the average amount of funds under management in the Deephaven Funds. The average month-end balance of funds under management increased to approximately $1.4 billion during the three months ended September 30, 2003, from an average of approximately $1.2 billion in the comparable period in 2002.

	For the three months ended September 30,
	2003	2002	Change	% of Change
Asset management fees (millions)	$13.0	$6.1	$6.9	114.7%
Average month-end balance of assets under management (millions)	1,387.3	1,207.1	180.1	14.9%
Quarterly Fund return to investor	2.8%	1.1%	1.7%	154.5%

Interest and dividends, net, decreased 79.4% to $341,000 in the three months ended September 30, 2003, from $1.7 million in the comparable period in 2002. This decrease was primarily due to changes in the composition of our market-making positions and the resulting impact on our cash balances held at our clearing brokers, as well as, lower interest rates.

Investment income and other income increased 110.1% to $8.0 million in the three months ended September 30, 2003, from $3.8 million in the comparable period in 2002. This increase was primarily due to an increase in earnings related to our investment in the Deephaven Funds. The increase in earnings from our investment was due to our additional investment in the Deephaven Funds and the Deephaven Funds’ increased return to its investors. The Company had an average of $189.4 million invested in the Deephaven Funds during the third quarter of 2003, up from an average of $152.6 million during the third quarter of 2002.

Expenses

Employee compensation and benefits expense increased 51.3% to $71.8 million for the three months ended September 30, 2003, from $47.5 million in the comparable period in 2002. The increase was primarily due to higher incentive compensation as a result of increased revenues and margins, and the hiring and retention of senior management, sales and trading professionals, offset, in part, by reduced headcount. Employee headcount was reduced during 2002 and the first half of 2003, with the number of full time employees decreasing to 910 at September 30, 2003, from 1,034 full time employees at September 30, 2002. As a percentage of total revenue, employee compensation and benefits decreased slightly to 39.4% for the three months ended September 30, 2003, from 39.7% for the comparable period in 2002.

Execution and clearance fees increased 3.2% to $31.0 million in the three months ended September 30, 2003, from $30.0 million in the comparable period in 2002. Execution and clearance fees increased due to the increase in options contracts and equity trades executed. This increase was offset, in part, by lower clearance and execution rates. As a percentage of total revenue, execution and clearance fees decreased to 17.0% for the three months ended September 30, 2003, from 25.1% for the comparable period in 2002. The decrease as a percentage of total revenue was primarily due to lower clearing and execution rates and an overall increase in revenue.

Payments for order flow was $14.5 million for both the three months ended September 30, 2003 and the comparable period in 2002. The expense remained flat despite the increase in equity share and option contract volumes due to changes in our payment for order flow policy initiated in 2002 and 2003. As a percentage of total revenue, payments for order flow decreased to 8.0% for the three months ended September 30, 2003, from 12.1% for the comparable period in 2002. The decrease as a percentage of total revenue was primarily due to changes in our payment for order flow policy, partially offset by increased volumes for equity shares traded and options contracts executed.

Communications and data processing expense decreased 9.7% to $7.3 million for the three months ended September 30, 2003, from $8.1 million for the comparable period in 2002. This decrease was generally attributable to a decrease in headcount and related technology costs.

Depreciation and amortization expense decreased 24.1% to $6.7 million for the three months ended September 30, 2003, from $8.8 million for the comparable period in 2002. This decrease was primarily due to the write-off of fixed assets since the beginning of 2002 and assets fully depreciating in the normal course of business, offset in part, by the purchase of additional fixed assets since October 1, 2002.

Occupancy and equipment rentals expense decreased 15.3% to $4.4 million for the three months ended September 30, 2003, from $5.2 million for the comparable period in 2002. This decrease was primarily attributable to the lease loss accruals taken in 2002 and 2003 related to our excess real estate capacity in Jersey City, NJ and London. We currently have 266,000 square feet of unoccupied office space in Jersey City.

Professional fees decreased 48.3% to $1.8 million for the three months ended September 30, 2003, from $3.6 million for the comparable period in 2002. The decrease compared to 2002 was primarily due to a decrease in legal and consulting fees.

There were no domestic charges for the three months ended September 30, 2003. Domestic charges were $1.4 million in the comparable period in 2002. The charges for the third quarter of 2002 consist of $1.1 million related to the writedown of fixed assets that are no longer actively used and $250,000 related to the writedown of a strategic investment to fair value.

Nine Months Ended September 30, 2003 and 2002

Net income for the nine months ended September 30, 2003 was $28.6 million, resulting in earnings per share on a diluted basis of $0.25. This compares to a net loss of $39.7 million and a loss per share of $0.33 on a diluted basis for the comparable period in 2002. Included within net income/(loss) for the nine months ended September 30, 2003 and 2002 is $2.1 million and $4.8 million, respectively, related to the loss from discontinued operations of KSJ. For a discussion of these discontinued operations, see

Footnote No. 10 “Discontinued Operations” included in Part I, Item 1 “Financial Statements.” Excluding the loss from discontinued operations, net income for the nine months ended September 30, 2003 was $30.7 million, resulting in earnings per share from continuing operations on a diluted basis of $0.26. This compares to a net loss of $34.8 million and a loss per share from continuing operations on a diluted basis of $0.29 for the comparable period in 2002.

Total revenues for the nine months ended September 30, 2003 increased 22.7% to $468.0 million, from $381.4 million in the comparable period in 2002, primarily due to increased net trading revenue, asset management fees and investment income. Expenses decreased 5.4% to $417.4 million, down from $441.2 million in the comparable period in 2002. Our expenses for the nine months ended September 30, 2003 and 2002 included $17.4 million and $38.9 million, respectively, in writedowns of assets and lease loss accruals and international charges. Excluding these charges, expenses decreased slightly to $400.0 million in the nine months ended September 30, 2003, from $402.3 million in the comparable period in 2002.

In the nine months ended September 30, 2003, our Equity Markets segment had revenues of $422.9 million, and income before income taxes, minority interest and discontinued operations of $18.7 million (this includes $17.4 million in writedown of assets and lease loss accruals). In the nine months ended September 30, 2002, our Equity Markets segment had revenues of $362.5 million, and a loss before income taxes, minority interest and discontinued operations of $66.2 million (this includes $38.9 million in international charges, writedown of assets and lease loss accruals).

In the nine months ended September 30, 2003, our Asset Management segment had revenues of $52.5 million and income before income taxes, minority interest and discontinued operations of $31.9 million. In the nine months ended September 30, 2002, our Asset Management segment had revenues of $26.5 million and income before income taxes, minority interest and discontinued operations of $6.5 million.

Revenues

Net trading revenue from equity securities market-making increased 16.8% to $273.7 million in the nine months ended September 30, 2003, from $234.4 million in the comparable period in 2002. Equity trading revenues are almost entirely comprised of revenues from U.S. equity market-making. The increase was primarily due to a 94.1% increase in shares executed in the nine months ended September 30, 2003 as compared to the same period in 2002, offset, in part, by a decrease in average revenue capture per share of approximately 39% as compared to the same period in 2002.

Net trading revenue from options market-making increased 10.9% to $93.6 million in the nine months ended September 30, 2003, from $84.4 million in the comparable period in 2002. The increase was primarily due to a 24.5% increase in the number of option contracts traded. The increase was offset, in part, by a 9.6% decrease in average revenue capture per contract.

	For the nine months ended September 30,
	2003	2002	Change	% of Change
Equities market-making net trading revenues (millions)	$273.7	$234.4	$39.3	16.8%
Options market-making net trading revenues (millions)	$93.6	$84.4	$9.2	10.9%

Total net trading revenues (millions)	$367.3	$318.8	$48.5	15.2%
U.S. equity shares traded (billions)*	269.4	138.8	130.6	94.1%
U.S. equity trades executed (millions)	128.7	89.0	39.7	44.6%
U.S. option contracts (millions)	46.0	36.9	9.1	24.5%
Average revenue capture per U.S. equity share (per $1,000)	1.02	1.65	(0.6370)	-38.5%
Average revenue capture per U.S. option contract ($)	2.06	2.28	(0.22)	-9.6%
% of OTC Bulletin Board & Pink Sheet equity shares of total U.S. equity shares	63.1%	53.1%	10.1%	19.0%

*	Includes 170.1 billion and 73.6 billion of OTC Bulletin Board and Pink Sheet shares for the nine months ended September 30, 2003 and 2002, respectively.

Commissions and fees increased 28.8% to $40.3 million in the nine months ended September 30, 2003, from $31.3 million in the comparable period in 2002. This increase is primarily due to higher commission-based volumes and higher commissions received in our options order routing activities.

Asset management fees increased 83.8% to $37.0 million in the nine months ended September 30, 2003 from $20.1 million in the comparable period in 2002. The increase in fees was primarily due to an increase in fund returns to the investor from 3.9% in the first nine months of 2002 to 8.6% in the first nine months of 2003, as well as, a slight increase in the average amount of funds under management throughout the year in the Deephaven Funds.

	For the nine months ended September 30,
	2003	2002	Change	% of Change
Asset management fees (millions)	$37.0	$20.1	$16.9	83.8%
Average month-end balance of assets under management (millions)	1,296.6	1,245.3	51.3	4.1%
Year-to-date Fund return to investor	8.6%	3.9%	4.7%	120.5%

Interest and dividends, net, decreased 21.4% to $3.3 million in the nine months ended September 30, 2003, from $4.3 million in the comparable period in 2002. This decrease was primarily due to changes in the composition of our market-making positions and the resulting impact on our cash balances held at our clearing brokers, as well as, lower interest rates.

Investment income and other income increased to $20.0 million in the nine months ended September 30, 2003, from $6.9 million in the comparable period in 2002. This increase was primarily due to an increase in earnings related to our investment in the Deephaven Funds. The increase in earnings from our investment was due to our additional investment in the Deephaven Funds and the Deephaven Funds’ increased return to its investors. The Company had an average of $182.7 million invested in the Deephaven Funds during the nine months ended September 30, 2003, up from an average of $122.5 million during the nine months ended September 30, 2002.

Expenses

Employee compensation and benefits expense increased 15.6% to $187.3 million for the nine months ended September 30, 2003, from $162.0 million in the comparable period in 2002. The increase was primarily due to higher incentive compensation as a result of increased revenues and margins, and the hiring and retention of senior management, sales and trading professionals, offset, in part, by reduced headcount. Employee headcount was reduced during 2002 and the first half of 2003, with the number of full time employees decreasing to 910 at September 30, 2003, from 1,034 full time employees at September 30, 2002. As a percentage of total revenue, employee compensation and benefits decreased to 40.0% for the nine months ended September 30, 2003, from 42.5% for the comparable period in 2002. The decrease as a percentage of total revenue is consistent with the overall increase in revenues and decrease in headcount.

Execution and clearance fees increased 3.8% to $90.8 million in the nine months ended September 30, 2003, from $87.5 million in the comparable period in 2002. Execution and clearance fees increased due to the increase in equity trades and options contracts executed. This increase was offset, in part, by the lower clearance and execution rates. As a percentage of total revenue, execution and clearance fees decreased to 19.4% for the nine months ended September 30, 2003, from 22.9% for the comparable period in 2002. The decrease as a percentage of total revenue was primarily due to lower clearing and execution rates and the overall increase in revenues.

Payments for order flow decreased 23.0% to $38.9 million for the nine months ended September 30, 2003, from $50.6 million for the comparable period in 2002. As a percentage of total revenue, payments for order flow decreased to 8.3% for the nine months ended September 30, 2003, from 13.3% for the comparable period in 2002. The decrease on both a dollar basis and as a percentage of total revenue was primarily due to changes in our payment for order flow policy initiated in 2002 and 2003, partially offset by increased volumes for equity shares traded and options contracts executed.

Communications and data processing expense decreased 13.1% to $24.0 million for the nine months ended September 30, 2003, from $27.6 million for the comparable period in 2002. This decrease was generally attributable to a decrease in headcount and related technology costs as well as the reduction in our European operations.

Depreciation and amortization expense decreased 19.2% to $22.2 million for the nine months ended September 30, 2003, from $27.4 million for the comparable period in 2002. This decrease was primarily due to the write-off of fixed assets since the beginning of 2002 and assets fully depreciating in the normal course of business, offset in part, by the purchase of additional fixed assets since October 1, 2002.

Occupancy and equipment rentals expense decreased 26.3% to $13.8 million for the nine months ended September 30, 2003, from $18.7 million for the comparable period in 2002. This decrease was primarily attributable to the lease loss accruals taken in 2002 and 2003 related to our excess real estate capacity in Jersey City, NJ and London. We currently have 266,000 square feet of unoccupied office space in Jersey City.

Professional fees decreased 29.6% to $9.4 million for the nine months ended September 30, 2003, from $13.4 million for the comparable period in 2002. The decrease compared to 2002 was primarily due to the payment in 2002 of a one-time asset management consulting fee related to the retirement of Deephaven’s CEO as of the end of 2001.

There were no international charges from continuing operations for the nine months ended September 30, 2003. International charges from continuing operations were $28.4 million for the nine months ended September 30, 2002. International charges from continuing operations during the first nine months of 2002 related to the reduction in size of our European operations and included $13.1 million related to the writedown of our investment in Nasdaq Europe, $5.9 million related to the writedown of fixed assets that are no longer actively used, $4.7 million related to contract settlements and terminations, $3.8 million related to the writedown of excess real estate and $900,000 of other charges.

During the nine months ended September 30, 2003, charges of $17.4 million were incurred related to our domestic businesses, compared to charges of $10.5 million in the comparable period in 2002. The charges in the first nine months of 2003 consist of $10.3 million of lease loss accruals related to the writedown of our excess real estate capacity, primarily in Jersey City, NJ, $6.8 million related to the writedown of our strategic investment in Nasdaq to fair value and $260,000 related to the writedown of fixed assets that are no longer actively used. The charges for the first nine months of 2002 consist of $3.2 million related to the writedown of our excess real estate capacity, primarily in Jersey City, NJ, $3.8 million related to the writedown of fixed assets that are no longer actively used, $2.8 million related to the writedown of strategic investments to fair value and $735,000 related to the writedown of exchange seats to fair value.

Liquidity

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances. As of September 30, 2003, we had $3.6 billion in assets, 90% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. At September 30, 2003, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $389.7 million. Additionally, our investment in the Deephaven Funds was $192.1 million at September 30, 2003. This investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

Income/(loss) before income taxes, minority interest and discontinued operations was $39.8 million and ($3.8 million) for the three months ended September 30, 2003 and 2002, respectively. Included in these balances were certain non-cash expenses such as depreciation and amortization expense and certain non-cash writedowns. Depreciation expense was $6.0 million and $8.2 million for the three months ended September 30, 2003 and 2002, respectively. Amortization expense, which related to intangible assets, was $671,000 and $621,000 for the three months ended September 30, 2003 and 2002, respectively. Non-cash writedowns consisted of $1.4 million for the three months ended September 30, 2002. The non-cash writedowns for the three months ended September 30, 2002 included charges from domestic operations of $1.1 million related to the writedown of fixed assets that are no longer actively used and $250,000 related to the writedown of a strategic investment to fair value.

Net purchases and proceeds from strategic investments and acquisitions were $394,000 and ($273,000) for the three months ended September 30, 2003 and 2002, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of option specialist posts in support of the development and growth of our business. We increased our investment in the Deephaven Funds by $5.3 million and $1.7 million during the three months ended September 30, 2003 and 2002, respectively.

Capital expenditures were $3.4 million and $1.6 million during the three months ended September 30, 2003 and 2002, respectively. Capital expenditures primarily relate to the purchase of data processing and communications equipment, capitalized software and leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost.

At its May 12, 2003 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $70 million, to $95 million. The Company repurchased 522,900 shares during the third quarter of 2003 for a total cost of $5.1 million. For the nine months ended September 30, 2003, the Company has repurchased 6,330,300 shares totaling $33.2 million. Included in the year-to-date activity were open market purchases, as well as a privately negotiated block transaction for 4,775,000 shares that was effected with a dealer on behalf of Ameritrade Holding Corporation. Through September 30, 2003, under the Company’s previously announced $95 million stock repurchase program, the Company had repurchased 14,290,200 shares for $74.3 million. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. Knight Trading Group had approximately 113.6 million shares of common stock outstanding as of September 30, 2003.

As registered broker-dealers, Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”), Knight Financial Products LLC (“KFP”) and Knight Execution Partners LLC (“KEP”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At September 30, 2003, KEM had net capital of $66.4 million, which was $61.7 million in excess of its minimum net capital requirement of $4.7 million, KCM had net capital of $33.4 million which was $32.1 million in excess of its minimum net capital requirement of $1.3 million, KFP had net capital of $29.0 million which was $28.7 million in excess of its minimum net capital requirement of $250,000 and KEP had net capital of $4.4 million which was $4.1 million in excess of its minimum net capital requirement of $268,000. Additionally, Knight Securities International Ltd. (“KSIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. KSIL had net capital of $4.4 million, which was $2.7 million in excess of its minimum net capital requirement of $1.7 million.

We have no long-term debt at September 30, 2003 nor do we currently have any debt commitments for 2003. We do not anticipate that we will need to incur long-term debt to meet our 2003 capital expenditure and operating needs. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

•	Our goodwill of $17.5 million is related to the purchase of our listed equities market maker, KCM, and our order routing business of KEP. During our annual tests for impairment done in the second quarter of 2003, it was determined that these assets were not impaired. As part of our annual test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. It was determined that no impairment charge was necessary.

•	Our intangible assets balance of $32.8 million is attributable to our equity markets segment and includes trading rights and trading posts on the Chicago Board Options Exchange, American Stock Exchange, Pacific Stock Exchange and the Philadelphia Stock Exchange. These assets are being amortized over their useful lives, which have been determined to be 15 years. During our annual tests for impairment done in the second quarter of 2003, it was determined that the carrying value and the useful lives of these assets were not impaired.

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

In November 2002, the EITF reached a consensus on EITF Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 02-03 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the provisions of this statement effective November 1, 2002. The adoption of this statement had no effect on our financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. As the Company does not have any VIEs, the adoption of this statement is not expected to have an effect on our financial statements.

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

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and must be applied to all financial instruments at the beginning of the third quarter of 2003. The adoption of this statement did not have an effect on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

In the normal course of our equities market-making business, we employ automated proprietary trading and position management systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis, as are individual and aggregate dollar and inventory position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

We maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at September 30, 2003 was $217.4 million in long positions and $185.9 million in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $3.1 million loss as of September 30, 2003, due to the offset of losses in long positions with gains in short positions.

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

Our proprietary options risk management system allows us to monitor our portfolio on a real-time basis. On a timely basis, risk reports are distributed to senior management and the firm’s risk managers who incorporate this information in our market-making decisions. These reports identify potential exposures with respect to options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At September 30, 2003, 10% movements in volatility and stock prices on our entire equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market-making portfolio:

Change in Stock Prices
	-10%	None	+10%
Change in Volatility
+10%	$7.0 million	$0.3 million	$15.8 million
None	7.5 million	—	14.4 million
-10%	8.4 million	-0.3 million	12.7 million

This analysis covers positions in options and futures, underlying securities and related hedges. The 10% changes in stock prices and volatility in the charts above make the assumption of a universal 10% movement in all of our underlying positions. The analysis also includes a number of estimates that we believe to be reasonable, however, we cannot assure that they will produce an accurate measure of future risk.

As of September 30, 2003, we had $192.1 million invested in the Deephaven Funds. The general objective of “market neutral” strategies is to capture mispricings or spreads between related capital instruments. The Deephaven Funds use the following strategies: domestic convertible trading, international convertible trading, statistical arbitrage trading, risk arbitrage trading, volatility trading, distressed portfolio trading and investing in private placement transactions in public companies. Because the basis of the Deephaven Funds’ strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Deephaven Funds are expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible portfolio and that part of the portfolio will have some correlation to credit spreads. “Market neutral” trading involves substantial risks. Disruptions in historical pricing relationships can result in significant losses. In addition, market neutral strategies are subject to the risk of a tightening of dealer credit, forcing premature liquidation of positions. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Deephaven Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

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

Legal

Trading Litigation: During the third quarter of 2003, the following material action was taken in the U.S. District Court in New Jersey in one of the three separate actions which comprise the trading litigation claims described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Chabak et al. v. Anthony Sanfilippo et al. Pursuant to an Order, dated August 22, 2003, this lawsuit was dismissed by order of the United States District Court, District of New Jersey.

Regulatory

The Company owns subsidiaries which are regulated broker-dealers and which are subject to extensive oversight under federal, state and applicable international laws. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the self-regulatory organizations (“SRO”), are reviewed in the ordinary course of business by our primary regulators: the SEC, the NASD and the CBOE. The Company, as a major order flow execution destination, is named from time to time, or is asked to respond to a number of regulatory matters brought by the SEC or the SROs that arise from its trading activity. In some instances, these matters may rise to an SEC or SRO disciplinary action and/or civil or administrative action.

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

On October 6, 2003 the Company filed a Current Report on Form 8-K announcing that it expected to report greater-than-projected earnings for the third quarter ended September 30, 2003.

On October 14, 2003 the Company filed a Current Report on Form 8-K announcing that it had agreed to acquire the business of Donaldson & Co., Incorporated, a privately held firm offering soft dollar and commission recapture programs to institutions, in a cash transaction.

On October 22, 2003 the Company filed a Current Report on Form 8-K announcing the approval by its Board of Directors of new, long-term employment contracts with the senior management team of its asset management subsidiary, Deephaven Capital Management LLC.

On October 22, 2003 the Company filed a Current Report on Form 8-K announcing its results for the quarter ending September 30, 2003.

(b) Exhibits

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 10th day of November, 2003.

KNIGHT TRADING GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chief Executive Officer and President