Form 10-K
period 2003-12-31
KNIGHT TRADING GROUP INC
filed 2004-03-15
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $554,976,563 at June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) based upon the closing price for shares of the Registrant’s Class A Common Stock as reported by the National Market System of the Nasdaq Stock Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant on that date.

At March 10, 2004 the number of shares outstanding of the Registrant’s Class A Common Stock was 116,716,449 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

KNIGHT TRADING GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2003

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

PART I

Item 1.     Business

Overview

Knight Trading Group, Inc., a Delaware corporation, and its subsidiaries (collectively “Knight” or the “Company”) operate in three business segments: Equity Markets, Derivative Markets and Asset Management. Effective in the fourth quarter of 2003, the Company instituted a new segment reporting format to include three reportable business segments: Equity Markets, Derivative Markets, and Asset Management. Prior to this change, the Company reported two business segments: Equity Markets, which included equity and derivatives business activities, and Asset Management. This segment reporting change was made to better reflect management’s approach to operating and directing the businesses and to more closely align financial and managerial reporting. Prior period segment data has been restated to conform to the 2003 presentation.

•	Equity Markets—We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets.

•	Derivative Markets—We are a leading U.S. options market maker and specialist, providing comprehensive trade execution services to institutions and broker-dealers across a significant number of U.S. option products.

•	Asset Management—We operate an asset management business for institutions and high-net-worth individuals, managing $1.6 billion of assets as of the end of 2003. The Company’s investment in the Deephaven Funds (defined herein), which was $201.1 million at December 31, 2003, and related investment returns, are included within this segment.

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

Financial information concerning our business segments for each of 2003, 2002 and 2001, respectively, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”

Available Information

Our Internet address is www.knighttradinggroup.com. We make available, free of charge, on or through the “Investors” section of our corporate web site under “SEC Filings”, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, and our proxy statements as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”). Also posted on our corporate web site is our Code of Business Conduct and Ethics (the “Code”) governing our directors, officers and employees. Within the time period required by the SEC, we will post on our corporate web site any amendment to such Code and any waiver applicable to our senior financial officers, as defined in the Code.

In addition, our Board of Directors (the “Board”) has standing Finance and Audit, Compensation and Nominating and Corporate Governance Committees. Each of these Board Committees has a written charter approved by the Board. Our Board has also adopted a set of Corporate Governance Guidelines. Copies of each committee charter, along with the Corporate Governance Guidelines, are also posted on the Company’s web site. The information on our corporate web site is not incorporated by reference into this report.

All of the above materials are also available in print, without charge, to any person who requests them by writing or telephoning:

Knight Trading Group, Inc.

Corporate Communication and Investor Relations

525 Washington Blvd., 23rd Floor

Jersey City, NJ 07310

(201) 222-9400

Unless otherwise indicated, references to the “Company,” “Knight,” “We,” or “Our” shall mean Knight Trading Group, Inc. and its consolidated subsidiaries.

Equity Markets

Overview

Domestic Equity Markets Operations

We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets. Our business model focuses on providing comprehensive trade execution services as well as superior client service. To do so, the model requires that we manage risk effectively as well as maintain efficient and reliable trading technology. Substantially all of our Equity Markets revenues and profitability come from our equity trading and market-making operations in the U.S.

Generally, market makers display the prices at which they are willing to bid, meaning buy, or offer, meaning sell, securities and adjust their bid and offer prices in response to the forces of supply and demand for each security. As a market maker operating in Nasdaq, the Nasdaq Intermarket™ and the OTC Bulletin Board, we provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. When acting as principal, we commit our own capital and derive revenues from the difference between the price paid when securities are bought and the price received when those securities are sold. We also provide trade executions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively. We execute the majority of our equity transactions as principal.

Based on rankings published by The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by market makers, we have had the number one ranking in share volume in Nasdaq/OTC securities since 1998. According to the National Association of Securities Dealers, Inc. (“NASD”), we have also held the number one ranking, as measured in share volume, in the trading of the over-the-counter market for both New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities in the Nasdaq Intermarket™ since 1998. Additionally, based on information published by the Autex Group for the month of December 2003, we were ranked number three in share volume in listed securities and number one for OTC Bulletin Board share volume.

Our domestic Equity Markets activities are primarily transacted out of two subsidiaries, Knight Equity Markets, L.P. (“KEM”; formerly Knight Securities, L.P.) and Knight Capital Markets LLC (“KCM”). Both KEM and KCM are broker-dealers registered with the SEC and are members of the NASD.

International Equity Markets Operations

Europe:    Our international Equity Markets activities are primarily operated through Knight Securities International Ltd. (“KSIL”), a U.K. registered broker-dealer that provides agency execution services for European investors in U.S. and European equities. Originally, KSIL provided an agency execution business to European clients in U.S. equities. In 2001, we expanded this operation and established a European market-

making venture, named Knight Roundtable Europe Limited (“KREL”), with 21 pan-European and U.S. banks and broker-dealers. KREL’s sole business is to own and operate KSIL. As of December 31, 2003, we owned approximately 85% of this venture.

Due to lower volumes, difficult market conditions and significant operating losses, we discontinued all European market-making and reduced European headcount by over 80% in 2002. Currently, KSIL primarily provides agency execution services for European investors in U.S. and European equities. We intend to expand our institutional business and product offerings in Europe in 2004.

In the first quarter of 2004, we made an offer to acquire the ownership interests of the minority owners of KREL. As of the filing of this report, most of the minority shareholders accepted the offer and sold their KREL stakes to Knight, and we currently own 99% of KREL.

Japan:    In the third quarter of 2000, we established a joint venture operation with Nikko Cordial Group (“Nikko”), called Knight Securities Japan Ltd. (“KSJ”), to provide market-making services in Japanese equity securities. We owned 60% of this joint venture. Due to changes in market structure, the withdrawal of Nasdaq Japan, poor market conditions and limited market-making opportunities in Japan, KSJ’s original business plan was significantly impaired and its operations ceased on May 2, 2003. After the cessation of trading, the Company and Nikko liquidated KSJ. For additional discussion related to KSJ, see the section entitled “Discontinued Operations,” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 herein.

Clients and Product Offerings

Within Equity Markets, we provide services to two main client groups: institutions and broker-dealers. Our institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Our broker-dealer clients primarily include global, national and regional broker-dealers and on-line brokers. During 2002, we restructured our sales force in order to better meet the needs of these two client groups and to provide greater access to all of our products and services. We estimate that our broker-dealer clients and institutional clients generated approximately 60% and 40%, respectively, of our Equity Markets revenues in 2003.

We seek to provide institutions with high quality and competitive trade executions, superior client service and a wide range of product offerings. Over the past two years, we have worked to aggressively expand our institutional business and offerings. As a result, we hired additional senior sales traders, opened regional offices in San Francisco and Chicago and expanded our Jersey City and Boston offices. At the end of 2003, we employed 65 institutional sales professionals, up from 50 at the end of 2002.

Our institutional product offerings include trade execution services, listed block trading, soft dollar and commission recapture programs, options, program trading, exchange traded funds, international equities and corporate services. In an effort to strengthen our institutional product offerings, on December 1, 2003, we acquired the business of Donaldson & Co., Incorporated (“Donaldson”), an Atlanta-based firm that offers soft dollar and commission recapture programs to institutions. In addition, we expanded our sales and trading teams that provide listed block and international trading services in 2003.

Our broker-dealer client group provides the majority of our equity order flow. We seek to provide broker-dealers with quality and competitive trade executions that enable them to satisfy their fiduciary duties to their customers to seek and obtain the best execution reasonably available in the marketplace. The majority of the orders received from broker-dealers are received electronically. We make payments to certain broker-dealers in return for them routing order flow to us. During the first quarter of 2003, we reduced our payment for order flow rates and expanded our program of charging execution fees to certain of our broker-dealer clients for certain order flow. We have adjusted our payment for order flow rates several times over the past three years to better reflect the value of our liquidity.

In 2003, our largest broker-dealer client accounted for approximately 12.0% of the Company’s U.S. equity dollar value traded and 31.2% of the Company’s U.S. equity shares traded. No other client accounted for over 10% of our U.S. equity dollar value or shares traded.

Competition

Equity trading and market-making is constantly evolving and intensely competitive, a trend that we expect will continue. Our Equity Markets business segment competes primarily with global, national, and regional broker-dealers, the NYSE, the AMEX, regional exchanges and alternative trading venues, such as electronic communications networks (commonly referred to as ECNs). We compete primarily on the basis of our execution standards (including price, liquidity and speed), client relationships, reputation, product and service offerings and technology.

Over the past four years, the move to a decimalized trading environment, coupled with overall declines in valuations across the U.S. equity markets, has resulted in a market environment characterized by narrowed spreads and reductions in revenue capture metrics. Consequently, maintaining profitability has become extremely difficult for many market makers, resulting in some participants exiting the business. To remain profitable, some market makers have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations.

In addition, over the past few years, competition for order flow in the U.S. equity markets has intensified due to the implementation of the SEC Rules 11Ac1-5 and 11Ac1-6. These rules, applicable to broker-dealers, add greater disclosure of execution quality and order-routing practices. Rule 11Ac1-5 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 11Ac1-6 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. Rule 11Ac1-6 also requires the disclosure of payment for order flow arrangements as well as internalization practices. The intent of the rules is to encourage routing of order flow to destinations based primarily on the demonstrable overall quality of executions at those destinations, supported by the order entry firms’ fiduciary requirement to seek to obtain best execution for their customers’ orders.

Competition for business from institutional clients is based on a variety of factors, including equity research, execution quality, soft dollar and commission recapture programs, client relationships and service and capital commitment. Based on industry surveys, over 50% of institutional equity commissions have historically been allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs. These industry surveys also indicate that execution quality is one of the primary reasons why institutions allocate commissions to broker-dealers other than for research or soft dollar and commission recapture programs. We do not provide research services. With our acquisition of the business of Donaldson, we strengthened the soft dollar and commission recapture programs we provide to our clients. In the future, due partly to the regulatory scrutiny over the past two years relating to equity research and soft dollar practices, and the continued focus by investors on execution quality and overall transaction costs, we believe that a greater percentage of institutional commissions will be allocated based on the quality of executions. However, there is no guarantee that this will occur.

Financial Overview (in millions)

The following table shows the yearly amounts within our Equity Markets business segment for Revenues, expenses excluding international charges and writedown of assets and lease loss accrual (“Operating Expenses”) and income or loss before international charges, writedown of assets and lease loss accrual, income taxes, minority interest and discontinued operations (“Pre-tax Operating Earnings”).

	2003	2002	2001
Domestic Equity Markets
Revenues	$436.3	$334.5	$479.1
Operating Expenses	377.6	345.7	385.0

Pre-Tax Operating Earnings	58.7	(11.2)	94.1

International Equity Markets
Revenues	13.3	10.6	5.3
Operating Expenses	15.8	31.3	56.0

Pre-Tax Operating Earnings	(2.5)	(20.7)	(50.7)

Total Equity Markets
Revenues	449.6	345.1	484.4
Operating Expenses	393.4	377.0	441.0

Pre-Tax Operating Earnings	$56.2	$(31.9)	$43.4

For a reconciliation of Pre-Tax Operating Earnings to GAAP income before income taxes, minority interest and discontinued operations (“Pre-tax GAAP Income”), please see the reconciliation set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 herein.

Derivative Markets

Overview

Within Derivative Markets, we are a leading U.S. market maker and specialist across a significant number of U.S. listed option products. Similar to Equity Markets, our business model focuses on providing comprehensive trade execution services as well as superior client service. To do so, the model requires that we manage risk effectively as well as maintain efficient and reliable trading technology.

Our option market-making and specialist activities are transacted out of Knight Financial Products LLC (“KFP”) and our trade execution activities are transacted out of Knight Execution Partners LLC (“KEP”). Both KFP and KEP are broker-dealers registered with the SEC.

Trading of options on certain exchanges is conducted through an auction process. The auction process for each option is managed by the exclusive specialist for that option, whose primary role is to maintain a fair and orderly market in that option. We are members of the Chicago Board Options Exchange, the Chicago Board of Trade, the Chicago Mercantile Exchange, the International Securities Exchange (“ISE”) (of which we are a founding member), the New York Mercantile Exchange, the Pacific Stock Exchange, the Philadelphia Board of Trade, the Philadelphia Stock Exchange and the American Stock Exchange (“AMEX”), and operate on the Boston Options Exchange.

We believe that we are now the second largest U.S. equity options market maker, based on option contract volume provided by the Options Clearing Corporation. As of December 31, 2003, we acted as an options specialist in approximately 520 option classes. In January 2004, we sold our equity options trading posts on the AMEX. As of January 31, 2004, we were a specialist in 476 option classes. Through KEP, we route client order flow to all U.S. options exchanges, including those options in which we act as a specialist, in order to provide institutions and broker-dealers with best execution for their order flow.

In 2002, we closed our options market-making operations in Europe and Australia as they were not profitable and were non-core to our business strategy.

Clients and Product Offerings

Within Derivative Markets, we operate as a specialist and market maker in U.S. listed options on individual equities, equity indices and commodities. Similar to Equity Markets, Derivative Markets provides services to two main client groups: institutions and broker-dealers. The majority of Derivative Markets’ volumes and revenues are derived from broker-dealers. We seek to provide broker-dealers with quality and competitive trade executions that enable them to satisfy their fiduciary duties to their customers to seek and obtain the best execution reasonably available in the marketplace. We make payments to certain broker-dealers in return for them routing order flow to us. During the first half of 2003, Derivative Markets hired a dedicated sales team to expand its business with institutional clients. Currently, revenues from institutional clients represent less than 10% of Derivative Markets’ revenues.

Competition

Derivative Markets competes with other options specialists and market makers. Options market-making is highly competitive and constantly evolving. In August 1999, the options exchanges began to aggressively compete with each other by listing options that had previously traded exclusively on only one exchange, giving brokers a choice of where to send their customers’ orders. Accordingly, exchanges and their members began competing intensely for those orders. This competition resulted in faster executions, lower transaction costs, and increased liquidity at the displayed quotes. Competition also has been heightened by the entry in 2000 of the first new options exchange in 27 years, the ISE. As of December 2003, the ISE was the largest options exchange in the U.S. In addition, the electronic Boston Options Exchange was approved for options trading by the SEC and commenced operations during the first quarter of 2004. Another factor affecting competition is that option prices have recently begun to be improved by a penny as opposed to a nickel. This may negatively impact revenue capture in the future.

Competition for order flow has produced a variety of results, including the narrowing of spreads. With this increased competition, options specialists and market makers have offered payments to brokers in return for brokers routing order flow to them. Payments for order flow have made it more expensive to transact business in the options markets, although rates for these payments have decreased in 2003 from 2002. Other factors have also contributed to increased competition in the options markets, such as “internalization” of retail options orders (i.e., firms trading as counterparties with their customer orders), or firms routing to affiliated specialists. As a result of all of these factors, revenue capture per options contract has declined over the last few years.

Financial Overview (in millions)

The following table shows the yearly amounts within our Derivative Markets business segment for Revenues, Operating Expenses and Pre-tax Operating Earnings.

	2003	2002	2001
Revenues	$147.3	$139.8	$159.8
Operating Expenses	141.0	146.0	145.5

Pre-Tax Operating Earnings	$6.3	$(6.2)	$14.3

For a reconciliation of Pre-Tax Operating Earnings to Pre-Tax GAAP Income, please see the reconciliation set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 herein.

Asset Management

Overview

We operate an Asset Management business through Deephaven. Deephaven is the investment manager and sponsor of certain hedge funds (the “Deephaven Funds”). Generally, hedge funds are defined as unregulated investment pools that may invest in any asset class, including derivatives, and use long and short positions, as well as leverage. A distinguishing feature of hedge funds is their use of long or short positions to offset market risks and isolate arbitrage opportunities.

As of December 31, 2003, Deephaven managed approximately $1.6 billion of assets, of which $201.1 million represented investments made by the Company. Across all assets under management, the Deephaven Funds generated an average return to investors of 13.9% in 2003, up from 7.8% in 2002. Deephaven commenced operations in 1994, and was acquired by Knight in 2000. Deephaven’s investment philosophy is to produce returns for its investors using market-neutral investment strategies focusing on the preservation of capital. The Deephaven Funds have historically had a low correlation to the equities markets. Its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets, and credit spread relationships.

Currently, the majority of the Deephaven Funds’ assets under management are within the Deephaven Market Neutral Master Fund (“Market Neutral Fund”). The general objective of “market neutral” strategies is to capture mispricings or spreads between related capital instruments. Because the primary basis of the Market Neutral Fund’s strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event/risk arbitrage, relative value equity, distressed debt and private placements in public companies. As of the end of 2003, the majority of the assets within the Market Neutral Fund were invested within the global convertible arbitrage (approximately 50%), global event / risk arbitrage (approximately 19%) and relative value equity (approximately 17%) strategies.

On October 22, 2003, the Company announced that it had entered into new long-term employment contracts with the senior management team of Deephaven (the “Deephaven managers”). These employment agreements are for a three-year term starting January 1, 2004, and include an option for renewal by the Deephaven managers through 2009 under certain circumstances. In addition, the agreements provide that, in the event of a change of control of the Company, the Deephaven managers would have the option to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses. If a change of control were to occur, and if the Deephaven managers exercised this option, the Company would retain a 49% interest in Deephaven.

Clients and Product Offerings

In Asset Management, our clients include institutions, fund-of-funds, pension plan sponsors, trusts, endowments and high-net-worth individuals. Included within Deephaven’s $1.6 billion of assets under management as of December 31, 2003 is an investment of approximately $201.1 million held by the Company and approximately $15.9 million of investments held by certain officers, directors and employees of the Company. In addition to the Company, investors holding more than 10% of Deephaven’s assets under management included two institutions that accounted for 15.4% and 10.8% of such assets, respectively.

Historically, Deephaven’s principal product offering was its multi-strategy Market Neutral Fund. In order to offer additional product choices, Deephaven launched a new single-strategy fund, the Deephaven Long/Short Equity Fund, as of January 1, 2004, with approximately $25 million in assets (included in this amount is a $20 million investment by the Company). In addition, Deephaven expects to launch another new fund, the Deephaven Event Arbitrage Fund, in the second quarter of 2004.

Competition

There has been a growing trend among fund management companies and institutions to allocate more of their assets to hedge fund investments. This has influenced the growth in the hedge fund industry, as shown in the following table. The continued growth of the hedge fund industry may provide for greater competition in the future.

	Estimated number of hedge funds	Estimated total assets under management (millions)
1990	610	$ 38,910
1995	2,383	185,750
2000	3,873	487,580
2003	6,297	817,492

Source: Hedge Fund Research, Inc.

Historically, Deephaven competed primarily with other asset management companies that manage and sponsor market neutral portfolios. As Deephaven launches funds, such as the new Deephaven Long/Short Equity Fund and the Deephaven Event Arbitrage Fund, it will compete with other asset management companies with similar investment strategies. Competition is primarily based on reputation, client relationships, the experience and stability of the management team, investment strategies, leverage, risk profile and fund returns.

Financial Overview (in millions)

The following table shows the yearly amounts within our Asset Management business segment for Revenues, Operating Expenses and Pre-tax Operating Earnings.

	2003	2002	2001
Revenues	$82.5	$47.6	$42.9
Operating Expenses	31.2	25.2	17.8

Pre-Tax Operating Earnings	$51.3	$22.4	$25.1

Revenues for 2003, 2002 and 2001, in the above chart, include $23.9 million, $10.1 million and $5.0 million, respectively, of investment income related to our investment in the Deephaven Funds.

For a reconciliation of Pre-Tax Operating Earnings to Pre-Tax GAAP Income, please see the reconciliation set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 herein.

Marketing

We market aggressively through one-on-one meetings and continuous communications with existing and potential clients. Our marketing strategy for our Equity Markets and Derivative Markets segments is to continue to differentiate us from competitors by providing high quality and competitive trade execution services with superior client service. In our Asset Management segment, we differentiate ourselves on our reputation, client relationships, the experience and stability of the management team, investment strategies, leverage, risk profile and fund returns. In 2003, the Company undertook a campaign to improve the Company’s reputation, corporate identity and brand. We plan to leverage our stronger brand awareness when advertising our product and services offerings.

Clearing Arrangements

The Company has several clearing relationships within its Equity Markets and Derivative Markets segments, with one firm clearing the majority of the transactions. These arrangements are for defined periods of time and generally provide for termination provisions of between 60 and 180 days depending upon the occurrence of specified events. In the Asset Management segment, we have clearing relationships with various prime brokers.

Technology

We have invested a significant amount of capital in order to expand our execution capacity and upgrade our trading systems and infrastructure and plan to continue to make additional investments in technology in 2004. Our ability to identify and deploy emerging technologies that facilitate the execution of trades is key to the successful execution of our business model. Not only has technology enhanced our capacity and ability to handle order flow, it has also been an important component of our strategy to comply with government regulations, achieve competitive execution standards, increase trading automation and provide superior client service. In order to improve our efficiency and lower costs, we have automated a portion of our execution services through our internally developed quantitative market-making model. We plan to increase our use of technology to further automate our execution services.

We use our proprietary technology and technology licensed from third parties to execute trades, monitor the performance of our traders, to assess our inventory positions, to manage risk effectively and to provide ongoing information to our clients. We are electronically linked to institutions and broker-dealers in order to provide them immediate access to our trading operations and to facilitate the handling of client orders. In addition, our business-to-business portal provides our clients with an array of web-based tools to interact with our Equity Markets’ trading systems. Broker-dealers use this portal to send us order flow and access reports.

Within Equity Markets, we use a customized version of the BRASS® trading system originally built by SunGard Trading Systems for OTC equities. For listed equities, we use a customized version of the Appletree trading system originally built by TCAM. We also use an internally developed integrated institutional sales technology platform, which consists of an order management system for the entry, management and routing of institutional orders, a system for the simultaneous distribution of indications of interest and trade advertisements to various sources, and a rules-based trade allocation matching engine to receive allocation instructions from clients and automate post-trade processing. Within Derivative Markets, we use both an in-house developed proprietary system and an order routing system licensed from a third party. In the management of the Deephaven Funds, Asset Management uses both an in-house developed proprietary order management system and a third-party portfolio management system.

Business Continuity Capabilities

Alternative trading facilities are in place for our domestic Equity Markets operations in Westchester County, New York. This facility has been designed to allow us to substantially continue operations if we are prevented from accessing or utilizing our primary office locations for an extended period of time. Limited business continuity operations are in place for our Derivative Markets and Asset Management businesses.

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

Government Regulation and Market Structure

The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, the CBOE, other self-regulatory organizations (commonly known as SROs), and other regulatory bodies, such as state securities commissions, promulgate numerous rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets. Broker-dealers are subject to intense regulation concerning certain aspects of their business, including trade practices, capital structure, record retention and the conduct of its officers, supervisors and registered employees. Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censure, fine, the issuance of cease-and-desist orders, the suspension or disqualification of the broker-dealer and/or its officers, supervisors or employees, and other penalties. We, and certain of our officers and other employees, have, in the past, been subject to claims alleging the violation of such laws, rules and regulations, which resulted in the payment of fines and settlements. Currently, we are subject to various legal and regulatory proceedings as further described in “Legal Proceedings” in Part I, Item 3 herein.

Significant legislation, rule-making and market structure changes have occurred over the last few years that have had an impact on the Company and its business segments. First, decimalization was introduced in January 2001 in NYSE and AMEX listed securities, and in Nasdaq markets in April 2001. Decimalization, combined with the one-penny minimum price spread, has had a dramatic reduction in average spreads, which in turn has had a profound effect on our Equity Markets and Derivative Markets profitability. Second, in 2002 Nasdaq launched SuperMontage, a Nasdaq routing and execution system. SuperMontage transformed Nasdaq from a quote-driven market to a full-order-driven market where the order drives the quote. The introduction of SuperMontage, which is not used by all market participants, and the increase in trading of Nasdaq-listed securities by other exchanges and ECNs has created market fragmentation in the Equity Markets segment. This lack of linkage between market centers has resulted in fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Third, the U.S. Patriot Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to regulatory inquiries, claims or penalties. Lastly, the Sarbanes-Oxley Act of 2002 has led to sweeping changes in the corporate governance area and has increased costs for public companies. This legislation has significantly affected public companies by enacting provisions covering corporate governance, Board of Directors and committee structure, management and control structure, new disclosure requirements, oversight of the accounting profession and auditor independence.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other United States or foreign governmental regulatory authorities, the NASD, the CBOE or other SROs or regulatory bodies. Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers. For example, there has been increased regulatory and legislative scrutiny of soft dollar practices. This may result in increased disclosure requirements by mutual funds, the elimination or reduction of the use of soft dollar programs by mutual funds and/or the threatened abolishment or curtailment of soft dollars by the legislative and/or regulatory authorities. Other areas of focus by the regulatory and legislative authorities are related to a variety of market structure proposals in the Equity Markets and Derivative Markets segments, including, but not limited to, proposed Regulation NMS (uniform trade-through rule, uniform market access rule, sub-penny quoting and dissemination of market data) and proposed Regulation SHO (short sale rule). We cannot predict the effects, if any, of these or other potential changes.

In addition, we have London-based subsidiaries. The brokerage industry in many foreign countries, like the U.S., is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally.

Our asset management subsidiary, Deephaven, is a private asset management company that is not registered as an investment adviser and, as such, is subject to limited regulatory oversight by the SEC. Although Deephaven is not registered as an investment adviser, it is subject to the anti-fraud provisions of the Investment Advisers Act of 1940 (the “Advisers Act”), including Section 206(3). Deephaven is registered with the Commodity Futures

Trading Commission (CFTC) and is a member of the National Futures Association (NFA) as a “commodity pool operator” and a “commodity trading adviser”. Due to the nature of Deephaven’s client base, however, Deephaven is exempt from many of the CFTC/NFA regulations.

Recent regulatory initiatives by the federal government concerning anti-money laundering and privacy have imposed certain further obligations on Deephaven related to verifying the identity of their ultimate investors (or confirming that the financial intermediaries through which such investors invest in the Deephaven Funds have done so) and what can be disclosed about such investors to third parties. Recently, there has been increased legislative and regulatory scrutiny regarding hedge funds. This may result in additional responsibilities, obligations and restrictions on Deephaven’s business, including the requirement for Deephaven to become a registered investment adviser under the Advisers Act.

The Company believes that it is in material compliance with applicable regulations.

Net Capital Requirements

Certain of our subsidiaries are subject to the SEC’s Net Capital Rule. This rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments, commonly called haircuts, which reflect the possibility of a decline in the market value of an asset before disposition, and non allowable assets.

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

A change in the Net Capital Rule, the imposition of new rules or any unusually large charges against net capital could limit our operations that require the intensive use of capital and also could restrict our ability to withdraw capital from our broker-dealer subsidiaries. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Additionally, certain of our foreign subsidiaries in London are subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom.

During 2003, we were in compliance with our capital adequacy requirements. For additional discussion related to net capital, please see Footnote 18 to the Consolidated Financial Statements included elsewhere in this document.

Employees

We reduced our headcount to 933 full-time employees at December 31, 2003, compared to 1,027 full-time employees at December 31, 2002. Of our 933 full-time employees at December 31, 2003, 894 were employed in the U.S. and 39 in the United Kingdom. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Risks Affecting Our Business

We face a number of risks that may adversely affect our business, financial condition and results. These include, but are not limited to, the following:

•	Our business could be harmed by adverse economic, political and market conditions

The securities business generally is, by its nature, volatile. It is directly affected by numerous national and international factors that are beyond our control, including, among others, economic, political and market conditions; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; legislative and regulatory changes; currency values and inflation. Any one or more of these factors may contribute to reduced levels of activity in the securities markets generally, or increased market volatility, which could result in lower revenues. The terrorist attacks in the United States in 2001, the U.S. military actions in 2002 and 2003 and the economic downturn in the United States have impacted the U.S. securities markets. Any reduction in revenues or any loss resulting from the above factors could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Regulatory and legal uncertainties could harm our business

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of its officers, supervisors and registered employees. Our operations and profitability may be directly affected by, among other things, additional legislation; changes in rules promulgated by the SEC, the NASD, the CBOE, the Federal Reserve, the various stock exchanges of which we are members and other SROs or regulatory bodies; and changes in the interpretation or enforcement of existing laws and rules. Failure to comply with these laws, rules or regulations could result in administrative or court proceedings, censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of a broker-dealer’s officers, supervisors or registered employees. Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance. Currently, we are subject to various legal and regulatory proceedings as further described in “Legal Proceedings” in Part I, Item 3 herein. Regulatory actions, legislation and changes in market customs and practices could have a material adverse effect on our business, financial condition and results of operations.

Recently, various regulatory and enforcement agencies have been reviewing mutual fund and hedge fund trading, regulatory reporting obligations and best execution, trading and soft dollar practices as they relate to the brokerage industry. These reviews could result in enforcement actions or new regulations which could adversely affect our operations.

•	Litigation, regulatory investigations and potential securities laws liability

Many aspects of our business involve substantial risks of liability. We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NASD, the CBOE, the various stock exchanges and other SROs and regulatory bodies. We are also subject to the risk of litigation. We, and certain of our past and present officers, directors and employees, have been named as parties in legal actions, regulatory investigations, securities arbitrations and administrative claims in the past and have been subject to claims alleging the violation of such laws, rules and regulations, which resulted in the payment of fines and settlements. Currently, we are subject to various legal and regulatory proceedings as further described in “Legal Proceedings” in Part I, Item 3 herein.

In March 2004, Knight Securities L.P. (“KSLP,” now known as KEM) and its former CEO, Kenneth D. Pasternak, received Wells Notices from the staff of the SEC’s Division of Enforcement and from NASD’s

Department of Market Regulation. The Wells Notices from the SEC’s Division of Enforcement indicate that the Division is considering recommending that the SEC bring civil and administrative enforcement actions against KSLP and Mr. Pasternak for possible violations of securities laws. These Wells Notices pertain to investigations into specific trade activity, conduct, supervision and record-keeping that occurred in 1999 through 2001. The Wells Notices from NASD’s Department of Market Regulation indicate that NASD intends to bring formal disciplinary proceedings against both parties relating to similar trade activity and conduct that occurred in 1999 and 2000. We understand that three former KSLP employees have also received Wells Notices. The section entitled “Legal Proceedings” in Part I, Item 3 herein provides a further description of the Company’s current legal and regulatory proceedings.

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

We are highly dependent on a limited number of key executive officers. Our success will be dependent to a large degree on our ability to retain the services of our existing key executive officers and to attract and retain additional qualified personnel in the future. Competition for such personnel is intense. The loss of the services of any of our key executive officers or the inability to identify, hire and retain necessary highly qualified executive management in the future could have a material adverse effect on our business, financial condition and results of operations.

Our success also depends, in part, on the highly skilled, and often specialized, individuals we employ. Our ability to attract and retain management, sales, trading and technology professionals is important to our business strategy. The Company strives to provide high quality services that will allow it to establish and maintain long-term relationships with its clients. The Company’s ability to do so depends, in large part, upon the individual employees who represent the Company in its dealings with such clients. There can be no assurance that the Company will not lose such professionals due to increased competition or other factors in the future. The loss of sales, trading or technology professionals, particularly senior professionals with broad industry expertise, could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Risk of losses associated with our market-making and trading

We conduct our market-making activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities we purchase or to repurchase securities we sell in such transactions. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. The success of our market-making activities primarily depends upon our ability to attract order flow, the skill of our personnel, general market conditions, the amount of, and volatility in, our quantitative market-making and program trading portfolios, effective hedging strategies, the price volatility of specific securities and the availability of capital. To attract order flow, we must be competitive on price, size of securities positions traded, liquidity offerings, order execution, technology, reputation and client relationships and service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. All of the above factors could materially adversely affect our business, financial condition and operating results.

•	Our future operating results may fluctuate significantly

We may experience significant variation in our future results of operations. These fluctuations may result from, among other things, introductions of or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with institutional clients; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees relating to legal and regulatory proceedings; the strength of our client relationships; the amount of, and volatility in, our quantitative market-making and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and sales, trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share and revenue capture in our Equity Markets and Derivative Markets segments, and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in any of our business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. There also can be no assurance that we will be able to return to the rates of revenue growth that we have experienced in the past or, that we will be able to improve our operating results.

•	Substantial competition could reduce our market share and harm our financial performance

We derive substantially all of our revenues from trading and market-making and asset management activities. The market for these services is constantly evolving and intensely competitive, a trend that we expect will continue. We face direct competition in our Equity Markets business primarily from global, national and regional broker-dealers, and also alternative trading systems, including ECNs. In our Derivative Markets business, we compete with other options specialists and market makers, while our Asset Management business primarily competes with other asset management companies. Equity Markets and Derivative Markets compete primarily on the basis of our execution standards (including price, liquidity and speed), client relationships, reputation, product and service offerings and technology. In Asset Management, we compete primarily on our reputation, client relationships, the experience and stability of the management team, investment strategies, leverage, risk profile and fund returns. A number of our competitors have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base than we do. These competitors may be able to respond more quickly than us to new or evolving opportunities and technologies, market changes, and client requirements and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. It is possible that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share. There can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and results of operations.

•	Our dependence on trading and market-making activities and credit risks associated with our clearing brokers

The majority of our revenues are derived from trading and market-making activities in our Equity Markets and Derivative Markets businesses. We expect this to continue for the foreseeable future. Any factor adversely affecting trading and market-making in general, or our market-making activities in particular, could adversely affect our business, financial condition and operating results. Our future success will depend on continued demand for our trading and market-making services and our ability to respond to regulatory and technological changes, as well as client demands. If demand for our trading and market-making services fails to grow, grows more slowly than we currently anticipate, or declines, our business, financial condition and operating results could be materially and adversely affected.

As a market maker of OTC and listed equities, and as a market maker and specialist in listed options, the majority of our securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. We clear our securities transactions through unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. In addition, at any time, a substantial portion of our assets are held at one or more clearing brokers and, accordingly, we are subject to credit risk with respect to such clearing brokers. One firm clears the majority of our trades and holds the majority of our assets within Equity Markets and Derivative Markets. Consequently, we are reliant on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We are also dependent on the solvency of such clearing brokers. Any failure by the clearing brokers to adequately discharge their obligations on a timely basis, or failure by a clearing broker to remain solvent, or any event adversely affecting the clearing brokers, could have a material adverse effect on our business, financial condition and operating results.

•	Risks related to client concentration

At times, a limited number of Equity Markets clients have accounted for a significant portion of our equity order flow, and we expect a large portion of the future demand for our Equity Markets trading and market-making services to remain concentrated within a limited number of clients. None of our clients are contractually obligated to utilize us as a market maker and, accordingly, these clients may direct their trading activities to other market makers at any time. Some of these clients have purchased market makers and specialist firms to internalize order flow. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our trading and market-making activities. In 2003, one client accounted for 12.0% of our total U.S. equity dollar value traded and 31.2% of our U.S. equity shares traded in our Equity Markets segment. At December 31, 2003, in addition to our investment in the Deephaven Funds, there were two institutions that accounted for 15.4% and 10.8%, respectively, of the Deephaven Funds’ assets under management. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and operating results.

•	Risks associated with declines in market volume, price or liquidity

Our revenues may decrease in the event of a decline in market volume, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from market-making activities. Lower price levels of securities may also result in reduced revenue capture, and thereby reduced revenues from market-making transactions, as well as result in losses from declines in the market value of securities held in inventory. Sudden sharp declines in market values of securities can result in illiquid markets, declines in the market values of securities held in inventory, the failure of buyers and sellers of securities to fulfill their obligations and settle their trades, and increases in claims and litigation. Any decline in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.

•	Our asset management business could be harmed

Our Asset Management business is subject to a variety of risks. These risks include the departure of key management, redemptions by investors, volatility of the funds’ returns and regulatory or legislative changes. The general objective of “market neutral” strategies, such as those employed by the Deephaven Funds, is to capture mispricings or spreads between related capital instruments. Because the primary basis of the Deephaven Funds’ strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Deephaven Funds is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading involves substantial risks.

Disruptions in historical pricing relationships can result in significant losses. In addition, market neutral strategies are subject to the risk of a tightening of dealer credit, forcing the premature liquidation of positions. Lastly, the asset management industry has been subject to recent scrutiny over its practices that could result in increased oversight by the regulatory authorities and/or legislative enactment. If any of these events were to occur, it could have a material adverse effect on our business, financial condition and operating results.

We are the second largest investor in the Deephaven Funds as of December 31, 2003, with $201.1 million invested. A decline in the Deephaven Funds’ returns could also have a material adverse effect on the value of our investment and our operating results.

•	Capacity constraints, systems failures and delays could harm our business

Our market-making activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts of capital in the last few years to upgrade the capacity, reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. Many of our systems are, and much of our infrastructure is, designed to accommodate additional growth without redesign or replacement; however, we may need to make significant investments in additional hardware and software to accommodate growth. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays. Such failures and delays could cause substantial losses for our clients and could subject us to claims from our clients for losses, including litigation claiming fraud or negligence. In the past, high trading volume has caused significant delays in executing some trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays. Capacity constraints, systems failures and delays may occur again in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response times resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer a loss of clients or a reduction in the growth of our client base, increased operating expenses, financial losses, additional litigation or other client claims, and regulatory sanctions or additional regulatory burdens. In addition, we currently have business continuity operations in place for the majority of our Equity Markets business and limited business continuity operations in place for our Derivative Markets and Asset Management businesses. If we are prevented from using any of our current trading operations, we may not have complete business continuity. This could have a material adverse effect on our business, financial condition and operating results.

•	We may not be successful in moving our corporate headquarters

We lease approximately 266,000 square feet at our 545 Washington Boulevard location in Jersey City, NJ, which is currently unoccupied. We have decided to move into a portion of that facility within the next 12 to 18 months. This move will involve a number of risks. If we are unsuccessful in transferring our technology and operational infrastructure over to this new location in a smooth and stable manner, we could incur business delays or disruptions. In addition, issues related to the move will result in our management having to spend additional time and resources, taking them away from the day-to-day management of the business. Lastly, the cost of the move is estimated to be $40 million. If the construction and build-out are not completed in a timely manner or if plans are changed or delays occur, we could incur additional costs above the budgeted amount. If any of the above factors were to occur, it could result in a material adverse effect on the Company’s business, financial condition and operating results.

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

•	Acquisitions, strategic investments and strategic relationships involve certain risks

We may in the future pursue strategic acquisitions of, or investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, potential loss of clients or key employees of acquired companies and potential changes in legislative or regulatory policy affecting the acquired business. We may not be able to integrate successfully any operations, personnel, services or products that we acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur a charge against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

•	The market price of our common stock could fluctuate significantly

Our Class A Common Stock, and the U.S. securities markets in general, have experienced significant price fluctuations in recent years. The price of our Class A Common Stock could decrease substantially. In addition, because the market price of our Class A Common Stock tends to fluctuate significantly, we may become the object of securities class action litigation which may result in substantial costs and a diversion of management’s attention and resources. In addition, our future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of our Class A Common Stock.

Item 2.     Properties

Our corporate headquarters are located in Jersey City, New Jersey. We lease approximately 118,000 square feet at 525 Washington Boulevard under a lease that expires in March 2006, and we have an option to extend the lease term for an additional five-year period. We also lease approximately 266,000 square feet at 545 Washington Boulevard that expires in October 2021, which is currently not occupied. We intend to move into a portion of our new facility at 545 Washington Boulevard within the next 12 to 18 months. We also lease approximately 220,000 square feet for our offices in Atlanta, GA; Boston, MA; Chicago, IL; Jericho, NY; Minnetonka, MN; New York, NY; Philadelphia, PA; Purchase, NY; Red Bank, NJ; San Francisco, CA; Santa Clara, CA; and London, England.

During 2003, we reserved $9.6 million in lease loss accruals related to excess real estate capacity at our 545 Washington Boulevard location in Jersey City, NJ. The Company engaged a real estate broker in order to sub-lease approximately 78,000 square feet based on an assessment of our real estate needs. This accrual was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would have commenced in the second quarter of 2005, anticipated market prices along the Jersey City waterfront and estimated up-front costs including broker fees and build-out allowances.

We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, exceed our needs. We are actively reviewing our real estate needs and may in the future sublet, assign or return some of our space.

Item 3.     Legal Proceedings

From time to time, we and certain of our past and present officers, directors and employees are named as parties to legal actions, securities arbitrations and regulatory proceedings arising in connection with the conduct of our businesses. We are subject to several of these actions. Although there can be no assurances, at this time the Company believes, based on information currently available, that it is not probable that the ultimate outcome of each of the actions will have a material adverse effect on the consolidated financial condition of the Company, although they might be material to operating results for any particular period, depending, in part, upon operating results for that period.

Legal

KEM Arbitration:    On December 27, 2001, pursuant to an employee arbitration agreement, a former employee of Knight Securities, L.P. (“KSLP”) (effective as of September 1, 2003, now known as Knight Equity Markets, L.P., “KEM”) filed an arbitration claim with NASD Dispute Resolution, Inc. seeking damages relating to his employment (the “KEM Arbitration”; formerly the KS Arbitration). The former employee’s central allegation involves his alleged improper termination. However, he also alleged, among other things, damages based on his belief that during a defined period of time the Company allowed frontrunning of institutional orders to occur (the “purported improper trading practice”). On June 4, 2002, The Wall Street Journal published an article concerning the purported improper trading practice. The Company has investigated the allegations and believes them to be unfounded and without merit. The Company is vigorously defending itself and has denied the allegations in the arbitration. The Company has filed counterclaims against the former employee. The hearing commenced in April 2003. The claimant has concluded the presentation of his case. The Company is scheduled to begin presenting its witnesses on March 30, 2004.

Trading Litigation:    As mentioned in previous filings, and in the description of the KEM Arbitration above, following the publication of the above-mentioned June 4, 2002 The Wall Street Journal article, a number of putative class action lawsuits were filed against the Company by the Company’s shareholders. These actions appeared to have been based upon the newspaper report of allegations made in the KEM Arbitration claim about the purported improper trading practice. Following consolidation, these actions comprised one lawsuit in U.S. District Court in New Jersey entitled Roth et al. v. Knight Trading Group, Inc. et al (“Roth”). In Roth, the plaintiffs asserted claims under Section 10(b) and Rule 10b-5 and Section 20(a) of the federal securities laws based on allegations by individuals who purchased the Company’s common stock during a defined period of time that the Company, among other things, failed to reveal the existence of the purported improper trading practice alleged in the KEM Arbitration. Pursuant to Court Order, dated November 7, 2003, this matter was dismissed with prejudice.

Short Selling Litigation:    In or around June 2002, KEM, along with numerous other broker-dealers, was named in a Texas based lawsuit entitled JAG Media Holdings, Inc. et al. v. A.G. Edwards & Sons, Inc. et al., in which it was generally alleged that the firm improperly engaged in short sale transactions concerning a single security. Since that filing, KEM and/or the Company, again together with a number of broker-dealers, has also been named in similar actions in other jurisdictions concerning additional securities. The plaintiffs in all of these lawsuits are limited to either the issuer and/or shareholder(s) of the issuer. These lawsuits are in their preliminary stages. To date, no discovery has been conducted and no trial dates have been set. The Company, however, believes that it has meritorious defenses to each lawsuit and is defending each lawsuit vigorously.

Other Litigation:

In October 2003, Keener, a pro se plaintiff, filed a putative class action against the Company, Ameritrade Holdings Inc. and certain individuals in the United States District Court for the District of Nebraska, entitled Keener et al. v. Ameritrade Holdings, Inc. et al. The plaintiff commenced his lawsuit on behalf of persons who became clients of Ameritrade during the period from March 29, 1995 through September 30, 2003. In general, the plaintiff asserts that he (and those individuals he seeks to represent) placed certain orders for purchases and sales of securities as clients of Ameritrade which were in turn routed to KEM and that these orders were not executed properly. The plaintiff claims that the Company’s conduct violated certain provisions of the federal securities laws. Plaintiff further claims the individual defendants are liable as “control persons” for the claimed wrongs attributed to the Company and Ameritrade. In his request for relief, plaintiff requests monetary damages and/or rescissionary relief in the amount of $4.5 billion against all defendants, jointly and severally. The Company, and the individual defendants, believe they have meritorious legal defenses and intend to defend the action vigorously. This matter is in its preliminary stages, no discovery has been exchanged and no trial dates have been set.

In January 2004, thirty-five securities firms, including the Company and its subsidiary, Knight Financial Products LLC (collectively the “market maker defendants”), as well as four options exchanges, were named in a complaint filed in the United States District Court for the Northern District of Illinois entitled Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al. The plaintiffs in the action allegedly submitted orders to buy and sell options on the four named options exchanges, and the market maker defendants were prospective and/or actual counterparties to those orders. The plaintiffs allege that during the period of September 11, 2000 through the present day the market maker defendants, among other things, failed to provide a competitive and orderly market for the purchase and sale of the options and issued false and misleading price quotations that deceived the plaintiffs. The plaintiffs allege that this conduct violated certain sections of the Sherman and Clayton Acts, the federal securities laws and Illinois state law, and also should result in common law liability. The plaintiffs have requested unspecified monetary damages and injunctive relief. The Company is defending this matter vigorously and believes it has meritorious defenses. This matter is in its preliminary stages, no discovery has been exchanged and no trial date has been set.

Regulatory

The Company owns subsidiaries which are regulated broker-dealers and which are subject to extensive oversight under federal, state and applicable international laws. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored by or reported to the SEC or SROs, are reviewed in the ordinary course of business by our primary regulators: the SEC, NASD and the CBOE. The Company, as a major order flow execution destination, is named from time to time, or is asked to respond to a number of regulatory matters brought by the SEC or SROs that arise from its trading activity. In some instances, these matters may rise to an SEC or SRO disciplinary action and/or civil or administrative action.

Subsequent to the filing of the KEM Arbitration against the Company, the SEC initiated an examination of the purported improper trading practice through its Office of Compliance Inspections and Examinations. The SEC’s Division of Enforcement obtained a formal order of investigation that was discovered and disclosed by the Company in the third quarter of 2002. In addition, subsequent to the filing of the KEM Arbitration, the NASD’s Department of Market Regulation began an inquiry.

In March 2004, KSLP and its former CEO, Kenneth D. Pasternak, received Wells Notices from the staff of the SEC’s Division of Enforcement and from NASD’s Department of Market Regulation.

The Wells Notices from the SEC’s Division of Enforcement indicate that the Division is considering recommending that the SEC bring civil and administrative enforcement actions against KSLP and Mr. Pasternak for possible violations of securities laws. These Wells Notices pertain to investigations into specific trade activity, conduct, supervision and record-keeping that occurred in 1999 through 2001. The Wells Notices from NASD’s Department of Market Regulation indicate that NASD intends to bring formal disciplinary proceedings against both parties relating to similar trade activity and conduct that occurred in 1999 and 2000. We understand that three former KSLP employees have also received Wells Notices.

A Wells Notice from the SEC affords recipients an opportunity to present information and defenses in response to the SEC’s Division of Enforcement staff prior to the staff making its formal recommendation to the SEC on whether any disciplinary action should be authorized. Similar to the SEC’s procedures, NASD allows the recipients of its Wells Notices to present information and defenses in response to NASD’s Department of Market Regulation staff prior to the staff making its formal recommendation to NASD’s Office of Disciplinary Affairs on whether any disciplinary action should be authorized.

Since receiving the Wells Notices, the Company has not yet presented its response or met with the SEC or NASD to discuss the proposed charges. As a result, it is premature to fully assess the potential impact of these Wells Notices to the Company, the outcome of the investigations or the timing of their resolution. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a substantial judgment or other resolution could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, based on information currently available, that it is not probable that the ultimate outcome of these matters will have a material adverse effect on the consolidated financial condition of the Company, although they might be material to the operating results for any particular period, depending, in part, upon the operating results for that period.

Other Matters

In addition to the matters described above, in the normal course of business, the Company has been named, from time to time, as a defendant or respondent in various client, employee or business related legal actions, including arbitrations, class actions, and other litigation, arising in connection with its business activities as a consolidated group of regulated broker-dealers providing execution and trading services. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty the eventual loss or range of loss related to such matters. The Company is contesting liability and/or the amount of damages in each pending matter.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is traded on the Nasdaq National Market under the symbol “NITE.” Public trading of our Class A Common Stock commenced on July 8, 1998. Before that, no public market for our Class A Common Stock existed. The following table sets forth, for the past two years, the high and low quarterly sales price per share of the Class A Common Stock in the Nasdaq National Market:

2003	High	Low
First Quarter	$5.97	$3.88
Second Quarter	7.40	3.90
Third Quarter	12.60	6.26
Fourth Quarter.	15.25	11.41

2002
First Quarter	13.97	6.45
Second Quarter	7.34	3.75
Third Quarter	5.28	3.46
Fourth Quarter.	6.97	3.51

The closing sale price of our Class A Common Stock as reported on the Nasdaq National Market as of March 10, 2004, was $12.19 per share. As of that date there were 526 holders of record of our Class A Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by the transfer agent, there are approximately 62,000 beneficial holders of our Class A Common Stock.

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

Item 6.     Selected Financial Data

The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight Trading Group, Inc. and the Notes thereto included elsewhere in this document. You should read the following in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2001, 2002 and 2003 and the Consolidated Statements of Financial Condition Data at December 31, 2002 and 2003 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 1999 and 2000 and the Consolidated Statements of Financial Condition Data at December 31, 1999, 2000 and 2001 are derived from Consolidated Financial Statements not included in this document.

	For the years ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data (1):	(In thousands, except share and per share data)
Revenues
Net trading revenue	$511,369	$425,877	$560,837	$1,157,505	$845,105
Commissions and fees	67,069	43,032	49,519	33,308	17,341
Asset management fees	57,903	34,510	36,757	41,884	19,921
Interest and dividends, net	2,606	5,877	24,902	16,125	11,950
Investment income and other	31,087	14,361	9,701	9,225	3,160

Total revenues	670,034	523,657	681,716	1,258,047	897,477

Expenses
Employee compensation and benefits	256,670	217,273	246,705	420,568	269,224
Execution and clearance fees	132,672	120,465	117,492	112,993	90,477
Payments for order flow	56,555	66,572	81,942	174,646	138,697
Communications and data processing	31,544	35,440	48,223	32,777	18,944
Depreciation and amortization	28,322	36,066	41,410	25,293	11,396
Occupancy and equipment rentals	18,340	23,556	19,117	18,003	10,706
Professional fees	11,553	17,111	14,881	21,470	7,889
Business development	7,613	7,467	11,395	14,768	10,295
International charges	—	32,086	—	—	—
Writedown of assets and lease loss accrual	46,933	16,157	20,539	—	—
Other	12,925	15,403	17,765	16,906	17,019

Total expenses	603,127	587,596	619,469	837,424	574,647

Income (loss) before income taxes, minority interest and discontinued operations	66,907	(63,939)	62,247	420,623	322,830
Income tax expense (benefit)	26,258	(21,518)	25,451	159,446	111,546

Income (loss) before minority interest and discontinued operations	40,649	(42,421)	36,796	261,177	211,284
Minority interest in consolidated subsidiaries	—	5,101	6,477	—	—

Income (loss) from continuing operations	40,649	(37,320)	43,273	261,177	211,284
Loss from discontinued operations	(2,124)	(5,922)	(4,748)	(1,255)	—

Net income (loss)	$38,525	$(43,242)	$38,525	$259,922	$211,284

Basic earnings per share from continuing operations	$0.36	$(0.31)	$0.35	$2.13	$1.75

Diluted earnings per share from continuing operations	$0.35	$(0.31)	$0.34	$2.06	$1.68

Basic and diluted earnings per share from discontinued operations	$(0.02)	$(0.05)	$(0.04)	$(0.01)	$—

Basic earnings per share	$0.34	$(0.36)	$0.31	$2.12	$1.75

Diluted earnings per share	$0.33	$(0.36)	$0.31	$2.05	$1.68

Pro forma adjustments
Income before income taxes and minority interest				$420,623	$322,830
Adjustment for pro forma employee compensation and benefits (2)				(267)	(7,580)

Pro forma income before income taxes and minority interest				420,356	315,250
Pro forma income tax expense (3)				160,089	126,790

Pro forma net income				$260,267	$188,460

Pro forma basic earnings per share				$2.11	$1.56

Pro forma diluted earnings per share				$2.04	$1.50

Shares used in basic earnings per share calculations (4)	112,023,419	120,771,786	123,796,181	122,520,733	120,821,710
Shares used in diluted earnings per share calculations (4)	117,749,743	120,771,786	125,758,863	126,863,316	125,755,430

	December 31,
	2003	2002	2001	2000	1999
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$262,200	$316,722	$361,294	$364,058	$304,054
Securities owned, held at clearing brokers, at market value	3,025,121	1,984,500	1,754,483	1,799,967	910,233
Total assets	3,957,819	3,171,876	3,226,687	2,521,409	1,540,286
Securities sold, not yet purchased, at market value	2,658,091	2,254,900	2,039,356	1,427,214	720,919
Total stockholders’ equity	790,132	756,416	834,256	774,186	499,231

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.
(2)	Before our merger with Arbitrade Holdings LLC (“Arbitrade”), the predecessor to our Derivative Markets and Asset Management businesses, on January 12, 2000, Arbitrade was a limited liability company and compensation and benefits to Arbitrade’s members were accounted for as distributions of members’ equity. Pro forma compensation expense was computed as 15% of the before-tax profits earned by Arbitrade for the year ended December 31, 1999 and for the period ended January 12, 2000.
(3)	Before our merger, Arbitrade was a limited liability company and was not subject to income taxes. Pro forma income tax expense was computed based on Arbitrade’s income at an effective tax rate of 42.5% for the year ended December 31, 1999 and for the period ended January 12, 2000.
(4)	Weighted average shares outstanding for all years presented have been determined as if the merger with Arbitrade occurred as of the earliest date presented.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Effective in the fourth quarter of 2003, the Company instituted a new segment reporting format to include three reportable business segments: Equity Markets, Derivative Markets, and Asset Management. Prior to this change, the Company reported two business segments: Equity Markets, which included equity and derivatives business activities, and Asset Management. This segment reporting change was made to better reflect management’s approach to operating and directing the businesses and to more closely align financial and managerial reporting. Prior period segment data has been restated to conform to the 2003 presentation.

•	Equity Markets—We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets.

•	Derivative Markets—We are a leading U.S. listed options market maker and specialist, providing comprehensive trade execution services to institutions and broker-dealers across a significant number of U.S. option products.

•	Asset Management—We operate an asset management business for institutions and high-net-worth individuals, managing $1.6 billion of assets as of the end of 2003. The Company’s investment in the Deephaven Funds, which was $201.1 million at December 31, 2003, and related investment returns, are included within this segment.

The following table sets forth the revenues, expenses excluding international charges and writedown of assets and lease loss accrual (“Operating Expenses”) and income (loss) before international charges, writedown of assets and lease loss accrual, income taxes, minority interest and discontinued operations (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	2003	2002	2001
Equity Markets
Revenues	$449.6	$345.1	$484.4
Operating Expenses	393.4	377.0	441.0

Pre-Tax Operating Earnings	56.2	(31.9)	43.4

Derivative Markets
Revenues	147.3	139.8	159.8
Operating Expenses	141.0	146.0	145.5

Pre-Tax Operating Earnings	6.3	(6.2)	14.3

Asset Management
Revenues	82.5	47.6	42.9
Operating Expenses	31.2	25.2	17.8

Pre-Tax Operating Earnings	51.3	22.4	25.1

Consolidated
Revenues	679.4	532.5	687.2
Operating Expenses	565.6	548.2	604.4

Pre-Tax Operating Earnings	$113.8	$(15.7)	$82.8

Our diluted earnings per share were $0.33 for 2003, up from a loss of $0.36 per share in 2002. Total revenues in 2003 increased 28% from 2002, while Operating Expenses increased 3%. Our Pre-Tax Operating Earnings increased to $113.8 million in 2003, up from a loss of $15.7 million in 2002.

The improvement in our 2003 financial results were primarily a result of the strong turnaround in our Equity Markets business, driven by the improvement in market conditions, the growth of our institutional business and cost cutting in the U.S., and the closure of our unprofitable international market-making businesses in Europe and Japan. Pre-tax Operating Earnings from our Asset Management business increased by over 100% in 2003 due to greater fund returns, the growth in our assets under management and the increase in our investment in the Deephaven Funds. Derivative Markets results also improved due to higher contract volumes and cost cutting.

A reconciliation of Pre-Tax Operating Earnings to GAAP income before income taxes, minority interest and discontinued operations (“Pre-Tax GAAP Income”) is included elsewhere in this section.

Market and Economic Conditions in 2003

During the first few months of 2003, investors continued to be concerned with weak corporate earnings and increased uncertainty about the strength and pace of the domestic economic recovery coupled with increased geopolitical unrest. However, U.S. market and economic conditions improved significantly as the year progressed. As a result, U.S. financial markets rebounded and experienced increased volumes as investors began to re-enter the financial markets. During 2003, the Nasdaq Composite Index was up 50% from December 31, 2002. Similarly, the DJIA and the S&P 500 were up 25% and 26%, respectively, from December 31, 2002.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with institutional clients; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees related to our legal proceedings; the strength of our client relationships; the amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and sales, trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share and revenue capture in our Equity and Derivative Markets segments and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in any of our business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to maintain the current rate of revenue growth or return to the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

Trends

We believe that our business is currently impacted by the following trends that may affect our financial condition and results of operations.

•	Over the past three years, the effects of decimalization and other market structure changes, competition and market conditions have resulted in a decline in revenue capture per U.S. equity dollar value traded in our Equity Markets operations and revenue capture per contract in our Derivative Markets operations.

•	Retail investor participation in the equity and options markets increased in 2003 from the prior two years, particularly in low-priced OTC Bulletin Board issues. This growth in retail transaction volumes may not be sustainable.

•	Decimalization, market structure changes, competition and market conditions have triggered an industry shift from market makers trading OTC securities solely as principal to executing trades on a riskless principal or agency basis with institutions paying commission-equivalents or commissions, respectively. Currently, we execute the majority of our institutional client orders on a riskless principal or agency basis, charging commission-equivalents or commissions, respectively, and we execute the majority of our broker-dealer client orders as principal. In addition, institutional commission rates have fallen in the past few years, and this may continue in 2004.

•	Market makers have reduced their payment for order flow rates as average revenue capture per U.S. equity dollar value traded and average revenue capture per contract have fallen. As a result, we have changed our payment for order flow rates several times over the past three years. In addition, we also have expanded our program of charging execution fees to certain of our broker-dealer clients for certain order flow.

•	The introduction of SuperMontage by Nasdaq and the increase in trading of Nasdaq-listed securities on other exchanges has increased market fragmentation in the Equity Markets segment, resulting in increased execution expenses, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. The Derivative Markets segment is also experiencing changes in market structure.

•	Due to regulatory scrutiny over the past two years relating to equity research and the continued focus by investors on execution quality and overall transaction costs, more institutional commissions are being allocated to broker-dealers based on the quality of executions. In the past, institutional equity commissions were primarily allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs. This change is also resulting in pressure on commissions.

•	Executions in the Equity Markets and Derivatives Markets segments are becoming increasingly automated. Increased automation results in improved efficiency and lower transaction costs, although it may lower the barriers to entry.

•	There has been increased scrutiny of hedge funds and soft dollar practices by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been a growing trend among fund management companies and institutions to allocate more of their assets to hedge fund investments. This has influenced the growth in the hedge fund industry and may provide for greater competition in the future.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of net trading revenue from U.S. securities trading and market-making activities from both Equity and Derivative Markets. Net trading revenue, which consists of trading gains net of trading losses and commission equivalents, is primarily affected by changes in the amount and mix of U.S. equity trade and share volumes and U.S. option contract volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients and by regulatory changes and evolving industry customs and practices.

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

Investment income and other income primarily represents income earned, net of losses, related to our investment in the Deephaven Funds and, to a lesser extent, our strategic investments. Investment income and other income are primarily affected by the rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

Expenses

Our operating expenses largely consist of employee compensation and benefits, payments for order flow and execution and clearance fees. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, asset management fees, our profitability and our number of employees. Payments for order flow fluctuate based on U.S. equity share and option volume, our profitability, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, option contract volume, clearance fees charged by clearing brokers and fees paid to access ECNs, exchanges and certain regulatory bodies.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual and overall performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of expenses including payments for order flow, execution and clearance costs and overhead allocations (“net profitability”). Through October 2002, compensation for our Equity Markets market-making personnel was determined primarily based on a percentage of net profitability. Effective November 2002, the compensation model for our Equity Markets market-making personnel changed to a salary and discretionary bonus. The compensation model for our Derivative Markets market-making personnel was based on a salary and discretionary bonus from 2001 to 2003. The majority of compensation in Asset Management is determined based on a profitability-based formula.

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities and options transactions, transaction fees paid to Nasdaq and other regional exchanges and regulatory bodies, option exchange fees, payments made to third parties for exchange seat leases and execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX, and for executing orders through ECNs.

Payments for order flow represent payments to certain clients, in the normal course of business, for directing their order flow in U.S. equities and U.S. option contracts to us and payments to institutions in connection with our commission recapture programs. Payments for order flow fluctuate as we modify our payment rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Due to lower revenue capture and lower overall profitability, we reduced our payment for order flow rates several times over the past three years.

International charges consists of charges from continuing operations related to the reduction of European businesses as well as charges related to the writedown of certain international strategic investments to fair value.

The writedown of assets and lease loss accrual related to our domestic businesses consists of costs associated with impairment charges on intangible assets, excess real estate, fixed assets that are no longer actively used, the writedown of certain domestic strategic investments and exchange seats to fair value.

Results of Operations

The following table sets forth the consolidated statement of operations data as a percentage of total revenues:

	For the years ended December 31,
	2003	2002	2001
Revenues
Net trading revenue	76.3%	81.3%	82.3%
Commissions and fees	10.0%	8.2%	7.3%
Asset management fees	8.6%	6.6%	5.4%
Interest and dividends, net	0.4%	1.1%	3.6%
Investment income and other	4.7%	2.8%	1.4%

Total revenues	100.0%	100.0%	100.0%

Expenses
Employee compensation and benefits	38.3%	41.5%	36.2%
Execution and clearance fees	19.8%	23.0%	17.2%
Payments for order flow	8.4%	12.7%	12.0%
Communications and data processing	4.7%	6.8%	7.1%
Depreciation and amortization	4.2%	6.9%	6.1%
Occupancy and equipment rentals	2.8%	4.5%	2.8%
Professional fees	1.7%	3.3%	2.2%
Business development	1.2%	1.4%	1.7%
International charges	0.0%	6.1%	0.0%
Writedown of assets and lease loss accrual	7.0%	3.1%	3.0%
Other	1.9%	2.9%	2.6%

Total expenses	90.0%	112.2%	90.9%

Income (loss) before income taxes, minority interest and discontinued operations	10.0%	–12.2%	9.1%
Income tax expense (benefit)	3.9%	–4.1%	3.7%

Income (loss) before minority interest and discontinued operations	6.1%	–8.1%	5.4%
Minority interest in losses of consolidated subsidiaries	0.0%	1.0%	1.0%

Income (loss) from continuing operations	6.1%	–7.1%	6.3%

Loss from discontinued operations, net of tax	0.3%	1.1%	0.7%

Net income (loss)	5.7%	–8.3%	5.7%

Years Ended December 31, 2003 and 2002

Revenues

Net trading revenue from Equity Markets increased 25.8% to $384.7 million in 2003, from $305.8 million in 2002. Equity Markets’ trading revenues are almost entirely comprised of revenues from U.S. equity trading and market-making. This increase in equity trading revenue was primarily due to a 33.9% increase in total U.S. equity dollar value traded in 2003 as compared to 2002, offset, in part, by a 4.5% decrease in average revenue capture per U.S. equity dollar value traded. The total U.S. equity dollar value traded amount represents the aggregate dollar amount of principal and riskless principal transactions executed during the period.

	For the years ended December 31,
	2003	2002	Change	% of Change
Equity Markets net trading revenues (millions)	$384.7	$305.8	$78.9	25.8%
U.S. equity dollar value traded (billions)	1,539.2	1,149.5	389.7	33.9%
U.S. equity shares traded* (billions)	442.2	202.0	240.2	118.9%
U.S. equity trades executed (millions)	180.7	126.7	54.0	42.6%
Average revenue capture per U.S. equity dollar value traded ($) (bps)	2.50	2.62	(0.12)	–4.5%
Average revenue capture per U.S. equity share ($) (mils)	0.87	1.49	(0.62)	–41.6%

*	Includes 305.3 billion and 107.4 billion of OTC Bulletin Board and Pink Sheet shares for 2003 and 2002, respectively

Net trading revenue from Derivative Markets increased 5.5% to $126.7 million in 2003, from $120.1 million in 2002. The increase was primarily due to a 27.0% increase in the number of option contracts traded in 2003 as compared to 2002, offset, in part, by a 17.4% decrease in average revenue capture per contract.

	For the years ended December 31,
	2003	2002	Change	% of Change
Derivative Markets net trading revenues (millions)	$126.7	$120.1	$6.6	5.5%
U.S. option contracts (millions)	63.3	49.9	13.5	27.0%
Average revenue capture per U.S. option contract ($)	1.99	2.41	(0.42)	–17.4%

Commissions and fees increased 55.9% to $67.1 million in 2003, from $43.0 million in 2002. This increase is primarily due to higher commission-based volumes. Additionally, commissions increased by $5.0 million due to the one month of activity following the December 1, 2003 closing of the purchase of Donaldson and Co., Incorporated’s (“Donaldson”) soft dollar and commission recapture business.

Asset management fees increased 67.8% to $57.9 million in 2003 from $34.5 million in 2002. The increase in fees was primarily due to an increase in average fund returns to the investor from 7.8% in 2002 to 13.9% in 2003. Additionally, asset management fees increased due to the increase in the average amount of funds under management throughout the year in the Deephaven Funds. The average month-end balance of funds under management increased to approximately $1.36 billion during 2003, from an average of approximately $1.24 billion in 2002.

	For the years ended December 31,
	2003	2002	Change	% of Change
Asset management fees (millions)	$57.9	$34.5	$23.4	67.8%
Average month-end balance of assets under management (millions)	1,359.4	1,239.0	120.5	9.7%
Annual Fund return to investors*	13.9%	7.8%	6.1%	78.1%

*	Return represents average return across all assets under management in the Deephaven Funds

Interest and dividends, net of interest expense, decreased 55.7% to $2.6 million in 2003, from $5.9 million in 2002. This decrease was primarily due to lower cash balances held at banks and at our clearing brokers, changes in the composition of our market-making positions as well as lower interest rates.

Investment income and other income increased 116.5% to $31.1 million in 2003, from $14.4 million in 2002. This increase was primarily due to earnings related to our investment in the Deephaven Funds, which increased to $23.9 million in 2003 from $10.1 million in 2002. The increased earnings were directly related to the increase in our investment in the Deephaven Funds and greater fund returns. The Company’s average month-end balance invested in the Deephaven Funds increased to $186.7 million during 2003, up from $128.9 million during 2002.

Expenses

Employee compensation and benefits expense increased 18.1% to $256.7 million in 2003, from $217.3 million in 2002. As a percentage of total revenue, employee compensation and benefits decreased to 38.3% in 2003 from 41.5% in 2002. These changes were primarily due to higher incentive compensation as a result of an increase in gross trading profits and margins, as well as the hiring and retention of senior management, sales and trading professionals offset, in part, by reduced headcount. Our number of full time employees decreased to 933 at December 31, 2003, from 1,027 full time employees at December 31, 2002. In connection with these headcount reductions, we incurred severance costs of $7.0 million in 2003, down from $10.2 million for 2002.

Execution and clearance fees increased 10.1% to $132.7 million in 2003, from $120.5 million in 2002. As a percentage of total revenue, execution and clearance fees decreased to 19.8% in 2003, from 23.0% in 2002. The increase on a dollar basis was due to the increase in equity trades and options contracts executed as well as increased costs related to executing orders through ECNs offset, in part, by a reduction in clearance and execution rates and the closure of European equities market-making in 2002. The decrease as a percentage of total revenue was primarily due to lower clearance rates and the overall increase in asset management fees and investment income, which have no associated execution and clearance fees.

Payments for order flow decreased 15.0% to $56.6 million in 2003, from $66.6 million in 2002. As a percentage of total revenue, payments for order flow decreased to 8.4% in 2003, from 12.7% in 2002. The decrease on both a dollar basis and as a percentage of total revenue was primarily due to changes in our payment for order flow policy over the prior two years, partially offset by increased volumes.

Communications and data processing expense decreased 11.0% to $31.5 million in 2003, from $35.4 million in 2002. This decrease was generally attributable to a decrease in headcount and related technology costs as well as the reduction in our European operations.

Depreciation and amortization expense decreased 21.5% to $28.3 million in 2003, from $36.1 million in 2002. This decrease was primarily due to the write-off of fixed assets over the past two years as well as assets fully depreciating in the normal course of business, offset, in part, by the purchases of additional fixed assets during 2003.

Occupancy and equipment rentals expense decreased 22.1% to $18.3 million in 2003, from $23.6 million in 2002. This decrease was primarily attributable to the lease loss accruals recorded in 2002 and 2003 related to our excess real estate capacity, primarily in Jersey City, NJ. We currently have 266,000 square feet of unoccupied office space in Jersey City.

Professional fees decreased 32.5% to $11.6 million in 2003, from $17.1 million in 2002. The decrease in 2003 was primarily due to the payment in 2002 of a one-time asset management consulting fee related to the retirement of Deephaven’s CEO as of the end of 2001.

Business development expense increased 1.9%, while Other expenses decreased 16.1%. The primary reasons for the changes were higher advertising, travel and entertainment costs, consistent with our business growth in the past year, coupled with a decrease in other administrative costs.

There were no International charges from continuing operations during 2003. International charges from continuing operations were $32.1 million in 2002, primarily related to the closure of our European market- making operations. The international charges from continuing operations incurred in 2002 included $13.1 million related to the writedown of our investment in Nasdaq Europe, $7.4 million related to the writedown of fixed assets that are no longer actively used, $6.4 million related to contract settlements and terminations, $4.2 million related to the costs associated with excess real estate capacity and $900,000 of other charges.

During 2003, charges of $46.9 million were incurred related to our domestic businesses, compared to charges of $16.2 million in 2002. The charges in 2003 consist of $29.6 million related to the impairment of intangible assets (representing our options trading posts) in our Derivative Markets business segment, $10.3 million of lease loss accruals related to the costs associated with our excess real estate capacity, primarily in Jersey City, NJ, $6.8 million related to the writedown of our strategic investment in Nasdaq to fair value and $260,000 related to the writedown of fixed assets that are no longer actively used. The charges incurred in 2002 consist of $8.9 million of a lease loss accrual related to the costs associated with our excess real estate capacity, $3.6 million related to the writedown of fixed assets that are no longer actively used, $3.0 million related to the writedown of impaired strategic investments to fair value and $700,000 related to a writedown of option exchange seats to fair value.

Our effective income tax rates, from continuing operations, of 39.2% and 33.7% for 2003 and 2002, respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes and, for 2002, non-deductible foreign losses.

Years Ended December 31, 2002 and 2001

Revenues

Net trading revenue from Equity Markets decreased 29.2% to $305.8 million in 2002, from $432.2 million in 2001. Equity trading revenues are almost entirely comprised of revenues from U.S. equity trading and market-making. This decrease in equity trading revenue was primarily due to an 8.4% decrease in U.S. equity dollar value traded in 2002 as compared to 2001, and a 24.4% decrease in average revenue capture per U.S. equity dollar value traded. Average revenue capture per U.S. equity dollar value traded was adversely impacted by a reduction in spreads due to decimalization and the resulting one-penny minimum price spread.

	For the years ended December 31,
	2002	2001	Change	% of Change
Equity Markets net trading revenues (millions)	$305.8	$432.2	$(126.4)	–29.2%
U.S. equity dollar value traded (billions)	1,149.5	1,254.2	(104.7)	–8.4%
U.S. equity shares traded* (billions)	202.0	135.0	67.0	49.6%
U.S. equity trades executed (millions)	126.7	117.3	9.4	8.0%
Average revenue capture per U.S. equity dollar value traded ($) (bps)	2.62	3.46	(0.85)	–24.4%
Average revenue capture per U.S. equity share ($) (mils)	1.49	3.22	(1.73)	–53.7%

*	Includes 107.4 billion and 64.4 billion of OTC Bulletin Board and Pink Sheet shares for 2002 and 2001, respectively.

Net trading revenue from Derivative Markets decreased 6.9% to $120.1 million in 2002, from $128.9 million in 2001. The decrease was primarily due to a 33.3% decrease in average revenue capture per contract, offset in part, by a 33.2% increase in U.S. option contract volume. Our U.S. option contract volume was positively impacted by Knight Financial Products LLC’s (“KFP”) purchases of additional exchange posts during 2001 and 2002, which increased our overall options market-making coverage but was offset, in part, by the delisting of a number of option classes with limited volumes.

	For the years ended December 31,
	2002	2001	Change	% of Change
Derivative Markets net trading revenues (millions)	$120.1	$128.9	$(8.8)	–6.9%
U.S. option contracts (millions)	49.9	37.4	12.4	33.2%
Average revenue capture per U.S. option contract ($)	2.41	3.62	(1.20)	–33.3%

Commissions and fees decreased 13.1% to $43.0 million in 2002, from $49.5 million in 2001. This decrease is primarily due to lower commission-based volumes and lower commission rates in our options order routing activities. Additionally, there was a decrease in the fees we receive for providing certain information to market data providers.

Asset management fees decreased 6.1% to $34.5 million in 2002 from $36.8 million in 2001. The decrease in fees was primarily due to a decrease in average fund returns to the investor from 11.5% in 2001 to 7.8% in 2002. The decrease was offset, in part, by the increase in the average amount of funds under management throughout the year in the Deephaven Funds. The average month-end balance of funds under management increased to approximately $1.24 billion during 2002, from an average of approximately $1.03 billion in 2001.

	For the years ended December 31,
	2002	2001	Change	% of Change
Asset management fees (millions)	$34.5	$36.8	$(2.2)	–6.1%
Average month-end balance of assets under management (millions)	1,239.0	1,029.1	209.9	20.4%
Annual Fund return to investors*	7.8%	11.5%	–3.7%	–32.2%

*	Return represents average return across all assets under management in the Deephaven Funds

Interest and dividends income, net of interest expense, decreased 76.4% to $5.9 million in 2002, from $24.9 million in 2001. This decrease was primarily due to lower cash balances held at banks and at our clearing brokers, changes in the composition of our market-making positions as well as lower interest rates.

Investment income and other income increased 48.0% to $14.4 million in 2002, from $9.7 million in 2001. This increase was primarily due to earnings related to our investment in the Deephaven Funds, which increased to $10.1 million in 2002, from $5.0 million in 2001. The increased earnings were primarily related to the increase in our investment in the Funds. The Company’s average month-end balance invested in the Deephaven Funds increased to $128.9 million during 2002, up from $41.1 million during 2001.

Expenses

Employee compensation and benefits expense decreased 11.9% to $217.3 million in 2002, from $246.7 million in 2001. The decrease was primarily due to lower headcount and lower incentive compensation as a result of a decrease in gross trading profits and margins, offset in part by increased severance costs. Due to a decrease in revenues and our profitability, employee headcount was reduced during 2001 and 2002. Our number of full time employees decreased to 1,027 at December 31, 2002, from 1,307 full time employees at December 31, 2001. In connection with these headcount reductions, we incurred severance costs of $10.2 million in 2002, up from $5.9 million for 2001.

Execution and clearance fees increased 2.5% to $120.5 million in 2002, from $117.5 million in 2001. Execution and clearance fees increased due to the increase in U.S. options contracts and U.S. equity trades executed as well as increased costs related to executing orders through ECNs. The increase in execution and clearance fees was partially offset as a result of the reduction in clearing rates in our U.S. equities market-making businesses in 2001 and the closure of European equities market-making in 2002.

Payments for order flow decreased 18.8% to $66.6 million in 2002, from $81.9 million in 2001. The decrease was primarily due to changes in our payment for order flow policy initiated in 2001 and 2002, partially offset by increased volumes for U.S. equity shares traded and U.S. options contracts executed.

Communications and data processing expense decreased 26.5% to $35.4 million in 2002, from $48.2 million in 2001. This decrease was generally attributable to a decrease in headcount and related technology costs as well as the reduction in our European operations.

Depreciation and amortization expense decreased 12.9% to $36.1 million in 2002, from $41.4 million in 2001. This decrease was primarily due to the adoption of SFAS No. 142 and the write-off of $11.0 million of fixed assets. The adoption of this statement decreased amortization expense by approximately $6.8 million in 2002, compared to 2001. Additionally, depreciation expense was impacted by both our purchases and writedowns of fixed assets throughout 2002. See Footnote 5 to the Consolidated Financial Statements for further information on our adoption of SFAS No. 142.

Occupancy and equipment rentals expense increased 23.2% to $23.6 million in 2002, from $19.1 million in 2001. This increase was primarily attributable to additional leased office space in Jersey City, NJ. We currently have 266,000 square feet of unoccupied office space in Jersey City.

Professional fees increased 15.0% to $17.1 million in 2002, from $14.9 million in 2001. The increase in 2002 was primarily due to the payment in 2002 of a one-time asset management consulting fee related to the retirement of Deephaven’s CEO as of the end of 2001, offset in part by a decrease in technology consulting expenses, and professional fees related to our European business.

Business development and Other expenses decreased 34.5% and 13.3%, respectively. The primary reasons for the decreases were lower travel and entertainment and administrative costs.

International charges from continuing operations were $32.1 million in 2002, primarily related to the closure of our European market making operations. The international charges from continuing operations incurred in 2002 included $13.1 million related to the writedown of our investment in Nasdaq Europe, $7.4 million related to the writedown of fixed assets that are no longer actively used, $6.4 million related to contract settlements and terminations, $4.2 million related to the costs associated with excess real estate capacity and $900,000 of other charges.

During 2002, charges of $16.2 million were incurred related to our domestic businesses. The charges consist of $8.9 million of a lease loss accrual related to the costs associated with our excess real estate capacity, $3.6 million related to the writedown of fixed assets that are no longer actively used, $3.0 million related to the writedown of impaired strategic investments and $700,000 related to a writedown of exchange seats.

Our effective income tax rates, from continuing operations, of 33.7% and 40.9% for 2002 and 2001, respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes, non-deductible foreign losses and the amortization of goodwill in 2001.

Reconciliation of Total GAAP expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-K, the Company has disclosed its Operating Expenses and Pre-Tax Operating Earnings to assist the reader in understanding the impact of the international charges and writedown of assets and lease loss accrual on the Company’s segmented financial results, thereby facilitating more useful period-to-period comparisons of the Company’s businesses. For additional information related to segments, please see Footnote 19 to the Consolidated Financial Statements included elsewhere in this document.

Total GAAP Expenses to Operating Expenses

	For the year ended December 31, 2003
(in millions)	Domestic Equity Markets	Int’l Equity Markets	Total Equity Markets	Derivative Markets	Asset Mgmt	Total*
Total GAAP expenses	$394.1	$15.8	$409.9	$171.4	$31.2	$612.5
Writedown of assets and lease loss accrual	16.5	—	16.5	30.4	—	46.9

Operating Expenses	$377.6	$15.8	$393.4	$141.0	$31.2	$565.6

	For the year ended December 31, 2002
	Domestic Equity Markets	Int’l Equity Markets	Total Equity Markets	Derivative Markets	Asset Mgmt	Total*
Total GAAP expenses	$361.0	$62.5	$423.5	$147.6	$25.3	$596.4
Writedown of assets and lease loss accrual	15.3	—	15.3	0.7	0.1	16.2
International charges	—	31.2	31.2	0.9	—	32.1

Operating Expenses	$345.7	$31.3	$377.0	$146.0	$25.2	$548.2

	For the year ended December 31, 2001
	Domestic Equity Markets	Int’l Equity Markets	Total Equity Markets	Derivative Markets	Asset Mgmt	Total*
Total GAAP expenses	$404.0	$56.0	$460.0	$147.1	$17.8	$624.9
Writedown of assets and lease loss accrual	19.0	—	19.0	1.6	—	20.5

Operating Expenses	$385.0	$56.0	$441.0	$145.5	$17.8	$604.4

* Total expenses for 2003, 2002 and 2001 excludes intercompany management fees of $9.3 million, $8.8 million and $5.4 million, respectively.

Pre-Tax GAAP Income to Pre-Tax Operating Earnings
	For the year ended December 31, 2003
(in millions)	Domestic Equity Markets	Int’l Equity Markets	Total Equity Markets	Derivative Markets	Asset Mgmt	Total
Pre-Tax GAAP Income	$42.3	$(2.5)	$39.7	$(24.0)	$51.2	$66.9
Writedown of assets and lease loss accrual	16.5	—	16.5	30.4	—	46.9

Pre-Tax Operating Earnings	$58.8	$(2.5)	$56.2	$6.4	$51.2	$113.8

	For the year ended December 31, 2002
	Domestic Equity Markets	Int’l Equity Markets	Total Equity Markets	Derivative Markets	Asset Mgmt	Total
Pre-Tax GAAP Income	$(26.5)	$(51.9)	$(78.4)	$(7.8)	$22.3	$(63.9)
Writedown of assets and lease loss accrual	15.3	—	15.3	0.7	0.1	16.2
International charges	—	31.2	31.2	0.9	—	32.1

Pre-Tax Operating Earnings	$(11.2)	$(20.7)	$(31.9)	$(6.2)	$22.4	$(15.7)

	For the year ended December 31, 2001
	Domestic Equity Markets	Int’l Equity Markets	Total Equity Markets	Derivative Markets	Asset Mgmt	Total
Pre-Tax GAAP Income	$75.1	$(50.7)	$24.4	$12.7	$25.1	$62.2
Writedown of assets and lease loss accrual	19.0	—	19.0	1.6	—	20.5
International charges	—	—	—	—	—	—

Pre-Tax Operating Earnings	$94.1	$(50.7)	$43.4	$14.3	$25.1	$82.8

Liquidity

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances. As of December 31, 2003, we had $4.0 billion in assets, 90% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. At December 31, 2003, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $389.4 million. Additionally, our investment in the Deephaven Funds was $201.1 million at December 31, 2003. This investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

Income/(loss) before income taxes, minority interest and discontinued operations was $66.9 million, ($63.9 million) and $62.2 million for 2003, 2002 and 2001, respectively. Included in these balances were certain non-cash expenses such as depreciation and amortization and certain non-cash writedowns. Depreciation expense was $25.6 million, $33.6 million and $32.5 million in 2003, 2002 and 2001, respectively. Amortization expense, which related to intangible assets and, prior to 2002, goodwill, was $2.7 million, $2.5 million and $8.9 million during 2003, 2002 and 2001, respectively. Non-cash writedowns consisted of $36.6 million, $29.0 million and $12.3 million during 2003, 2002 and 2001, respectively, primarily related to intangible asset impairment charges, costs associated with excess real estate capacity, fixed assets no longer actively being used and impaired strategic investments.

Purchases, net of proceeds, from strategic investments and acquisitions were $14.0 million, $1.7 million and $15.7 million during 2003, 2002 and 2001, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses and option specialist posts in support of the development and growth of our business. We increased our investment in the Deephaven Funds by $47.3 million, $102.9 million and $38.3 million during 2003, 2002 and 2001, respectively. Additionally, on January 1, 2004, we invested an additional $25.0 million in the Deephaven Funds and an additional $16.5 million related to employee deferred compensation plans.

Capital expenditures were $11.1 million, $16.3 million and $50.2 million during 2003, 2002 and 2001, respectively. Capital expenditures primarily relate to the purchase of data processing and communications equipment, capitalized software and leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost. We anticipate moving our Jersey City, NJ offices into our leased office space at 545 Washington Blvd. in the next 12 to 18 months. Currently, we estimate that we will spend approximately $40 million related to this move, the majority of which will be for leasehold improvements that will be amortized over the remaining life of the lease.

At its May 12, 2003 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $70 million, to $95 million. The Company repurchased 6,355,300 shares during 2003 for a total cost of $33.5 million. Included in the 2003 activity were open market purchases, as well as a privately negotiated block transaction for 4,775,000 shares that was effected with a dealer on behalf of Ameritrade Holding Corporation. Through December 31, 2003, under the Company’s previously announced $95 million stock repurchase program, the Company had repurchased 14,315,200 shares for $74.6 million. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. Knight Trading Group had approximately 115.1 million shares of common stock outstanding as of December 31, 2003.

As registered broker-dealers, Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”), Knight Financial Products LLC (“KFP”) and Knight Execution Partners LLC (“KEP”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At December 31, 2003, KEM had net capital of $177.8 million, which was $170.1 million in excess of its minimum net capital requirement of $7.7 million, KCM had net capital of $37.6 million which was $35.8 million in excess of its minimum net capital requirement of $1.8 million, KFP had net capital of $24.6 million which was $24.3 million in excess of its minimum net capital requirement of $250,000 and KEP had net capital of $4.5 million which was $4.0 million in excess of its minimum net capital requirement of $450,000. Additionally, Knight Securities International Ltd. (“KSIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. KSIL had net capital of $6.5 million, which was $1.8 million in excess of its minimum net capital requirement of $4.6 million.

We have no long-term debt at December 31, 2003 nor do we currently have any debt commitments for 2004. We do not anticipate that we will need to incur long-term debt to meet our 2004 capital expenditure and operating needs. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of December 31, 2003 are summarized below:

	Payments due in:
	2004	2005-2006	2007-2008	2009-Thereafter	Total
Operating Lease Obligations(1)	$17,453,838	$24,402,519	$18,070,599	$114,541,100	$174,468,056
Other Obligations(1)	22,579,793	29,410,000	830,000	—	52,819,793

Total	$40,033,631	$53,812,519	$18,900,599	$114,541,100	$227,287,849

(1)	See Footnote 12 to the Consolidated Financial Statements

Off-Balance Sheet Arrangements

As of December 31, 2003, we did not have any off-balance sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

Effects of Inflation

Because the majority of the Company’s assets are liquid in nature, they are not significantly affected by inflation. However, the rate of inflation may affect the Company’s expenses, such as employee compensation, office leasing costs and communications expenses, which may not be readily recoverable in the prices of the services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect the Company’s financial position and results of operations.

Discontinued Operations

Due to changes in market structure, the withdrawal of Nasdaq Japan, poor market conditions and limited market-making opportunities in Japan, KSJ’s original business plan was significantly impaired and its operations ceased on May 2, 2003. After the cessation of trading, the Company and its partner, Nikko Cordial Group, liquidated KSJ. The losses, net of tax, included in Loss from discontinued operations on the Consolidated Statements of Operations were approximately $2.1 million, $5.9 million and $4.7 million for the years ended 2003, 2002 and 2001, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (which requires the accrual of future costs to be made using a discounted cash flow analysis for lease losses initiated after such date), and costs related to the excess capacity are accrued. The effect of applying these new provisions to our current lease losses accounted for under a nominal cash flow analysis would not be material. During 2003, we incurred $10.3 million of lease loss expense that is included on the Consolidated Statements of Operations in the Writedown of assets and lease loss accrual line item. The majority of this amount is related to our lease at 545 Washington Boulevard in Jersey City, New Jersey, of approximately 266,000 square feet, all of which is currently unoccupied. The Company engaged a real estate broker in order to sub-lease approximately 78,000 square feet based on an assessment of our real estate needs. In accordance with SFAS No. 13 Accounting for Leases, the Company recorded a lease loss accrual of $9.6 million in 2003 related to this sub-lease. The accrual at December 31, 2003 was derived from assumptions and estimates based on lease terms of the anticipated sub-lease agreement, which assumed a sub-lease would have commenced in the middle of 2005, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis.

•	Our goodwill of $21.1 million is related to the purchase of our listed equities market maker, KCM, our order routing business of KEP and the business of Donaldson. During our annual tests for impairment done in 2003, it was determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. We determined that no impairment charge was necessary.

•	Our intangible assets balance of $14.7 million is attributable to both our Equity Markets business segment and our Derivative Markets business segment. Included in our Equity Markets business segment is $12.0 million related to our acquisition of the business of Donaldson. These assets are being amortized over their useful lives, which have been determined to range from five to thirty years. Included in our Derivative Markets business segment is $2.7 million related to our trading rights and trading posts on various options exchanges. During our annual tests for impairment done in 2003, it was determined that the intangible assets were permanently impaired. Consequently, the intangible assets relating to our trading rights and trading posts on various options exchanges were written down to fair value, resulting in a $29.5 million impairment charge. The carrying value of the residual intangible assets continues to be amortized over their remaining useful lives, the majority of which are within one year, with the remainder of up to fourteen years.

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of other investments, for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments, which include our investment in Nasdaq and the ISE, are reviewed on an ongoing basis. In accordance with this policy, in the first quarter of 2003, the Company wrote down its investment in Nasdaq by $6.8 million.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Asset Management Fees—The Company earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds, or the net asset value at the time each investor made his purchase. If the Deephaven Funds recognize a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis.

Writedown of Fixed Assets—Writedowns of fixed assets are recognized when it is determined that the fixed assets are no longer actively used and are determined to be impaired. The amount of the impairment is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a quarterly basis.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with an indefinite useful life will no longer be amortized and are tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. The useful lives and any impairment of other intangible assets will also be tested at least annually. We adopted the provisions of SFAS No. 142 effective January 1, 2002. See Footnote 5 to the Consolidated Financial Statements included in this document to see the impact that the adoption of this statement had on our operations.

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

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We adopted the provisions of SFAS No. 146 effective January 1, 2003. The adoption of this statement did not have a material impact on our financial statements.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. In October 2003, the FASB deferred the effective date of FIN No. 46 for pre-existing VIEs to no later than February 2004. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which incorporated the October 2003 deferral provisions and clarified and revised the accounting guidance for VIEs. As the Company does not have any VIEs, the adoption of this statement will not have an effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement was effective for derivative contracts entered into after June 30, 2003. The adoption of this Statement did not have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 were effective immediately for financial instruments entered into or modified after May 31, 2003 and applied to all financial instruments at the beginning of the third quarter of 2003. The adoption of this Statement did not have an effect on our financial statements.

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

Equity Markets

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at December 31, 2003 and 2002 was $190.1 million and $130.5 million, respectively, in long positions and $173.1 million and $84.7 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $1.7 million loss and a $4.6 million loss as of December 31, 2003 and 2002, respectively, due to the offset of losses in long positions with gains in short positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities from our OTC and listed market-making business).

	2003		2002		2001
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$336,367,388	$9,116,389	$257,749,150	$16,268,792	$263,363,432	$15,983,285
Highest month-end	485,119,085	32,443,199	374,524,547	45,952,708	518,042,400	70,961,224
Lowest month-end	200,248,569	(32,124,131)	211,934,738	2,377,376	200,780,312	(41,878,074)

Derivative Markets

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

Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, risk reports are distributed to senior management and the firm’s risk managers who incorporate this information in our market-making decisions. These reports identify potential exposures with respect to options and futures on individual securities and index contracts, organized in different ways such as industry sectors, under extreme price and volatility movements. At December 31, 2003, 10% movements in volatility and stock prices on our entire equity options and equity index options portfolios, which contain the majority of our market risk, would have resulted in approximately the following gains (losses) in our options market-making portfolio:

Change in Stock Prices
	–10%	None	+10%
Change in Volatility
+10%	$8.8 million	$2.0 million	$3.6 million
None	7.4 million	—	2.5 million
–10%	6.2 million	–2.4 million	1.1 million

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

Asset Management

As of December 31, 2003, we had $201.1 million invested in the Deephaven Funds, which are managed by Deephaven. The general objective of “market neutral” strategies is to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event/risk arbitrage, relative value equity, distressed debt and private placements in public companies. Because the basis of the Deephaven Funds’ strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Deephaven Funds is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. “Market neutral” trading involves substantial risks. Disruptions in historical pricing relationships can result in significant losses. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

Similar to our Equity and Derivative Markets segments, the Deephaven Funds employ automated proprietary trading and position management systems that provide position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management and a risk control function, as are individual and aggregate dollar and inventory position totals and profits and losses by strategy. There can be no assurances that the Deephaven Funds’ strategy will be successful in achieving either its risk control or its profit objectives.

Consolidated Quarterly Results (unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data and certain unaudited consolidated quarterly operating data for 2003 and 2002, respectively. In the opinion of our management, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands)
Revenues
Net trading revenue	$144,076	$146,915	$129,278	$91,100	$107,092	$97,997	$109,529	$111,259
Commissions and fees	26,450	14,259	14,578	11,781	11,168	10,219	10,421	11,208
Asset management fees	20,917	12,994	9,766	14,226	14,479	6,053	6,848	7,130
Interest and dividends, net	(742)	341	1,237	1,770	1,619	1,654	1,017	1,587
Investment income and other	11,067	8,038	4,524	7,458	7,239	3,826	2,239	1,076

Total revenues	201,768	182,547	159,383	126,336	141,596	119,750	130,054	132,261

Expenses
Employee compensation and benefits	69,411	71,800	61,441	54,018	55,284	47,450	56,623	57,916
Execution and clearance fees	41,542	31,225	30,664	29,241	32,337	30,293	29,140	28,696
Payments for order flow	17,612	14,529	12,857	11,557	16,014	14,514	17,038	19,005
Communications and data processing	7,526	7,280	8,003	8,734	7,802	8,062	9,235	10,340
Depreciation and amortization	6,155	6,656	7,395	8,116	8,636	8,772	9,300	9,358
Occupancy and equipment rentals	4,554	4,448	4,902	4,436	4,845	5,250	6,568	6,893
Professional fees	2,128	1,850	3,783	3,792	3,717	3,574	3,150	6,669
Business development	2,326	1,456	1,881	1,950	1,825	1,305	3,184	1,154
International charges	—	—	—	—	3,691	—	27,646	750
Writedown of assets and lease loss accrual	29,521	—	—	17,412	5,704	1,396	4,862	4,199
Other	4,667	3,548	2,046	2,665	5,910	2,898	2,807	3,789

Total expenses	185,442	142,792	132,973	141,920	145,765	123,515	169,552	148,769

Income (loss) before income taxes, minority interest and discontinued operations	16,326	39,756	26,410	(15,584)	(4,168)	(3,765)	(39,497)	(16,508)

Income tax expense (benefit)	6,359	16,153	10,551	(6,805)	(1,698)	(1,806)	(12,626)	(5,387)

Income (loss) before minority interest and discontinued operations	9,967	23,603	15,859	(8,779)	(2,470)	(1,959)	(26,871)	(11,120)
Minority interest in losses of consolidated subsidiaries	—	—	—	—	—	—	3,818	1,283

Income (loss) from continuing operations	9,967	23,603	15,859	(8,779)	(2,470)	(1,959)	(23,053)	(9,837)

Loss from discontinued operations, net of tax	—	—	(1,068)	(1,056)	(1,118)	(1,472)	(474)	(2,858)

Net income (loss)	$9,967	$23,603	$14,791	$(9,835)	$(3,589)	$(3,431)	$(23,527)	$(12,695)

Other Operating Data
Total U.S. equity shares traded (in billions)	172.7	118.9	84.1	66.4	63.2	51.5	46.2	41.1
Total U.S. equity trades executed (millions)	52.0	47.6	46.9	34.2	37.7	31.1	29.1	28.8
Total U.S. equity dollar value traded (in $billions)	$469.9	$416.5	$381.3	$271.6	$302.0	$268.5	$281.4	$297.6
Average daily U.S. equity trades	812.5	744.5	744.8	560.2	588.3	486.1	455.4	479.9
Total U.S. option contracts executed (millions)	17.3	17.1	16.0	12.9	12.9	13.5	12.2	11.3

(*)	Certain prior quarter amounts have been reclassified to conform to current year presentation.

Item 8.     Financial Statements and Supplementary Data

KNIGHT TRADING GROUP, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Knight Trading Group, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Knight Trading Group, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Footnote 5, the Company has adopted the goodwill provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

New York, New York

March 10, 2004

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$262,200,309	$316,722,259
Securities owned, held at clearing brokers, at market value	3,025,120,511	1,984,500,084
Receivable from brokers and dealers	269,815,897	480,203,140
Investment in Deephaven sponsored funds	201,060,882	153,790,799
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $113,517,988 in 2003 and $92,584,450 in 2002	37,557,829	58,066,695
Strategic investments	20,516,876	24,715,110
Intangible assets, less accumulated amortization of $8,085,594 in 2003 and $5,388,342 in 2002	14,696,175	34,852,535
Goodwill	21,109,518	17,536,945
Other assets	105,740,511	101,488,739

Total assets	$3,957,818,508	$3,171,876,306

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$2,658,090,718	$2,254,900,355
Payable to brokers and dealers	313,744,175	35,271,654
Accrued compensation expense	116,668,586	60,525,247
Accounts payable, accrued expenses and other liabilities	79,183,251	52,753,720

Total liabilities	3,167,686,730	2,403,450,976

Minority interest in consolidated subsidiaries	—	12,009,561

Commitments and contingent liabilities (Notes 12 and 17)

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 128,187,060 shares issued and 115,110,555 shares outstanding at December 31, 2003 and 124,705,287 shares issued and 117,857,820 shares outstanding at December 31, 2002	1,281,871	1,247,053
Additional paid-in capital	370,897,405	340,211,426
Retained earnings	499,056,756	460,541,000
Treasury stock, at cost; 13,076,505 shares at December 31, 2003 and 6,847,467 shares at December 31, 2002	(68,795,258)	(35,423,292)
Unamortized stock-based compensation	(12,308,996)	(6,791,533)
Accumulated other comprehensive income (loss)—foreign currency translation adjustments, net of tax and minority interest	—	(3,368,885)

Total stockholders’ equity	790,131,778	756,415,769

Total liabilities and stockholders’ equity	$3,957,818,508	$3,171,876,306

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2003	2002	2001
Revenues
Net trading revenue	$511,369,370	$425,877,457	$560,836,939
Commissions and fees	67,068,838	43,031,888	49,519,399
Asset management fees	57,903,057	34,510,111	36,756,865
Interest and dividends, net	2,606,318	5,877,206	24,902,391
Investment income and other	31,087,137	14,361,389	9,700,823

Total revenues	670,034,720	523,658,051	681,716,417

Expenses
Employee compensation and benefits	256,670,370	217,272,728	246,704,617
Execution and clearance fees	132,671,886	120,464,784	117,491,572
Payments for order flow	56,555,059	66,571,771	81,941,538
Communications and data processing	31,543,549	35,439,536	48,223,220
Depreciation and amortization	28,321,718	36,065,511	41,409,885
Occupancy and equipment rentals	18,340,281	23,556,097	19,116,962
Professional fees	11,552,667	17,111,045	14,880,757
Business development	7,612,933	7,467,551	11,394,830
International charges	—	32,086,389	—
Writedown of assets and lease loss accrual	46,933,238	16,157,360	20,538,653
Other	12,925,262	15,403,668	17,766,256

Total expenses	603,126,963	587,596,440	619,468,290

Income (loss) before income taxes, minority interest and discontinued operations	66,907,757	(63,938,389)	62,248,127
Income tax expense (benefit)	26,258,340	(21,518,051)	25,451,284

Income (loss) before minority interest and discontinued operations	40,649,417	(42,420,338)	36,796,843
Minority interest in losses of consolidated subsidiaries	—	5,100,497	6,476,487

Income (loss) from continuing operations	40,649,417	(37,319,841)	43,273,330
Loss from discontinued operations, net of tax	2,124,297	5,921,823	4,747,763

Net income (loss)	$38,525,120	$(43,241,664)	$38,525,567

Basic earnings per share from continuing operations	$0.36	$(0.31)	$0.35

Diluted earnings per share from continuing operations	$0.35	$(0.31)	$0.34

Basic and diluted earnings per share from discontinued operations	$(0.02)	$(0.05)	$(0.04)

Basic earnings per share	$0.34	$(0.36)	$0.31

Diluted earnings per share	$0.33	$(0.36)	$0.31

Shares used in basic earnings per share	112,023,419	120,771,786	123,796,181

Shares used in diluted earnings per share	117,749,743	120,771,786	125,758,863

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2002 and 2003

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Unamortized Stock based Compensation	Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2001	123,290,780	$1,232,908	—	$—	$309,611,248	$465,947,294	$—	$(2,605,004)	$774,186,446
Net Income	—	—	—	—	—	38,525,567	—	—	38,525,567
Translation adjustment arising during period, net of taxes	—	—	—	—	—	—	—	(3,976,375)	(3,976,375)

Total comprehensive income									34,549,192
Stock options exercised	795,550	7,956	—	—	5,639,442	—	—	—	5,647,398
Income tax benefit—stock awards exercised	—	—	—	—	2,612,132	—	—	—	2,612,132
Stock based compensation	72,240	722	—	—	845,640	—	(672,763)	—	173,599
Capital contributions from minority investors	—	—	—	—	17,087,657	—	—	—	17,087,657

Balance, December 31, 2001	124,158,570	1,241,586	—	—	335,796,119	504,472,861	(672,763)	(6,581,379)	834,256,424

Net Loss	—	—	—	—	—	(43,241,664)	—	—	(43,241,664)
Translation adjustment arising during period, net of taxes	—	—	—	—	—	—	—	3,212,494	3,212,494

Total comprehensive income									(40,029,170)
Common stock repurchased	—		(7,975,723)	(41,237,968)	—	—	—	—	(41,237,968)
Stock options exercised	57,250	573	—	—	410,615	—	—	—	411,188
Income tax benefit—stock awards exercised	—	—	—	—	98,645	—	—	—	98,645
Stock based compensation	489,467	4,894	1,128,256	5,814,676	2,967,013	(690,197)	(6,118,770)	—	1,977,616
Change in ownership of minority investors	—	—	—	—	939,034	—	—	—	939,034

Balance, December 31, 2002	124,705,287	1,247,053	(6,847,467)	(35,423,292)	340,211,426	460,541,000	(6,791,533)	(3,368,885)	756,415,769

Net Income, less loss on translation adjustment	—	—	—	—	—	41,894,005	—	—	41,894,005
Loss recognized on translation adjustment, net of taxes	—	—	—	—	—	(3,368,885)	—	3,368,885	—

Total comprehensive income									41,894,005
Common stock repurchased	—	—	(6,413,521)	(34,297,186)	—	—	—	—	(34,297,186)
Stock options exercised	2,598,861	25,989	—	—	14,977,298	—	—	—	15,003,287
Income tax benefit—stock awards exercised	—	—	—	—	7,433,289	—	—	—	7,433,289
Stock based compensation	882,912	8,829	184,483	925,220	8,275,392	(9,364)	(5,517,463)	—	3,682,614

Balance, December 31, 2003	128,187,060	$1,281,871	(13,076,505)	$(68,795,258)	$370,897,405	$499,056,756	$(12,308,996)	$—	$790,131,778

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$38,525,120	$(43,241,664)	$38,525,567
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Writedown of assets and lease loss accrual	46,933,238	16,157,360	20,538,652
International charges	—	32,086,389	—
Depreciation and amortization	28,836,659	37,568,925	42,759,165
Deferred income taxes	(14,377,739)	(3,328,967)	(5,013,770)
Income tax benefit on stock awards exercised	7,433,289	98,645	2,612,132
Minority interest in losses of consolidated subsidiaries	(6,925,507)	(6,164,999)	(12,039,406)
Charges related to discontinued operations, net of taxes and minority interest	4,956,953	2,302,828	—
Stock based compensation	3,682,614	1,977,616	173,599
(Increase) decrease in operating assets
Securities owned	(1,040,600,636)	(230,017,579)	45,484,174
Receivable from brokers and dealers	216,884,367	337,908,349	(706,056,204)
Other assets	18,345,539	(46,423,303)	1,493,022
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	403,190,363	215,544,388	612,141,644
Payable to brokers and dealers	278,458,782	(192,255,037)	43,257,213
Accrued compensation expense	53,862,806	(4,596,471)	2,677,073
Accounts payable, accrued expenses and other liabilities	(2,043,097)	(490,267)	(20,293,852)

Net cash provided by operating activities	37,162,751	117,126,213	66,259,009

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(11,131,453)	(16,276,073)	(50,227,601)
Investment in Deephaven sponsored funds	(47,270,082)	(102,871,603)	(38,313,572)
Purchases, net of proceeds, from strategic investments	(2,615,697)	(1,723,809)	(15,728,457)
Purchase of business, net of cash acquired	(11,373,570)	—	—

Net cash used in investing activities	(72,390,802)	(120,871,485)	(104,269,630)

Cash flows from financing activities
Stock options exercised	15,003,287	411,188	5,647,398
Cost of common stock repurchased	(34,297,186)	(41,237,968)	—
Capital contributions from minority investors	—	—	29,600,000

Net cash (used in) provided by financing activities	(19,293,899)	(40,826,780)	35,247,398

Decrease in cash and cash equivalents	(54,521,950)	(44,572,052)	(2,763,223)
Cash and cash equivalents at beginning of the year	316,722,259	361,294,311	364,057,534

Cash and cash equivalents at end of the year	$262,200,309	$316,722,259	$361,294,311

Supplemental disclosure of cash flow information:
Cash paid for interest	$123,893	$242,671	$15,429

Cash paid for income taxes	$21,391,344	$12,379,867	$33,664,468

Supplemental disclosure of noncash investing activities
Goodwill	$869,583
Intangible assets	11,300,000
Other assets	5,714,261
Receivable from brokers and dealers	6,497,124
Accrued compensation expense	(2,280,533)
Other net liabilities	(10,726,865)

Cash paid for purchase of business, net of cash acquired	$11,373,570

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of the Business

Knight Trading Group, Inc. and its subsidiaries (the “Company”) operate in Equity Markets, Derivative Markets and Asset Management segments. The Company’s business segments are comprised of the following operating subsidiaries:

Equity Markets

•	Knight Equity Markets, L.P. (“KEM;” formerly Knight Securities, L.P.) operates as a market maker in over-the-counter equity securities (“OTC securities”), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). Additionally, in December 2003, KEM acquired the business of Donaldson & Co., Incorporated (“Donaldson”), a firm that offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC”), is a member of the National Association of Securities Dealers (“NASD”), the National Stock Exchange and the Pacific Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Roundtable Europe Limited (“KREL”) owns Knight Securities International, Ltd. (“KSIL”), a U.K. registered broker-dealer that provides agency execution services for European clients in European and U.S. equities. KSIL also provided market-making services in European securities, however, these services were discontinued in 2002. At December 31, 2003, the Company owned an approximate 85% interest in KREL. KSIL is regulated by the Financial Services Authority in the U.K. and is a member of the London Stock Exchange.

•	Knight Securities Japan Ltd. (“KSJ”) operated as a market maker in Japanese equity securities until it ceased its trading operations and was subsequently liquidated in 2003. The Company owned 60% of KSJ through a joint venture with Nikko Cordial Group. See Footnote 10 “Discontinued Operations” for a further discussion on KSJ.

Derivative Markets

•	Knight Financial Products LLC (“KFP”) operates as a market maker and specialist in options on individual equities, equity indices and fixed income and commodity futures instruments in the U.S. KFP, through its affiliate Knight Execution Partners LLC (“KEP”), also manages a professional option and equity execution services business. KFP and KEP are broker-dealers registered with the SEC and are members of the Chicago Board Options Exchange, American Stock Exchange, Philadelphia Stock Exchange, Pacific Stock Exchange and the International Securities Exchange (“ISE”). KFP is also a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and the Philadelphia Board of Trade.

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment manager and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Also included in the segment is the Company’s investment in the Deephaven Funds.

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

Market-making activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities and listed options contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses are also recorded on a trade date basis. Payments for order flow represent payments to certain clients for directing their order executions to the Company and payments to institutions in connection with commission recapture programs. The Company’s clearing agreements call for payment of or receipt of interest income, net of interest expense for facilitating the settlement and financing of securities transactions.

Asset management fees

The Company earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds, or the net asset value at the time each investor made a purchase. If the Deephaven Funds recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis.

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

Goodwill and intangible assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with an indefinite useful life no longer be amortized, but instead, be tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. Other intangible assets are amortized over their useful lives.

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of other investments, for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments are reviewed by management on an ongoing basis.

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

Foreign currencies

The functional currency of the Company’s consolidated foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment income and other on the Company’s Consolidated Statements of Operations. Prior to its liquidation, KSJ’s functional currency was the Japanese yen. The foreign exchange gains and losses resulting from the translation of the financial statements of KSJ were included within a separate component of Stockholders’ equity as of December 31, 2002. As discussed in Footnote 10 “Discontinued Operations,” in the second quarter of 2003, KSJ ceased its operations, and its results, including the effects of translation, are included with Loss from discontinued operations on the Consolidated Statements of Operations.

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share amounts for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

	2003	2002	2001
Net income (loss), as reported	$38,525,120	$(43,241,664)	$38,525,567
Pro forma compensation expense determined under fair value based method, net of tax	(9,432,323)	(12,588,279)	(18,855,487)
Pro forma net income (loss)	29,092,797	(55,829,943)	19,670,080
Basic earnings per share, as reported	0.34	(0.36)	0.31
Diluted earnings per share, as reported	0.33	(0.36)	0.31
Pro forma basic earnings per share	0.26	(0.46)	0.16
Pro forma diluted earnings per share	0.25	(0.46)	0.16

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	65%	65%	65%
Risk-free interest rate	3.0%	3.0%	4.5%
Expected life (in years)	4	4	4

The Company records the fair market value of restricted awards on the date of grant as unamortized stock-based compensation in Stockholders’ equity and amortizes the balance to compensation expense ratably over the vesting period.

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	December 31, 2003	December 31, 2002
Securities owned:
Equities	$1,934,637,018	$1,024,024,594
Options	1,078,600,859	946,933,768
U.S. government obligations	11,882,634	13,541,722

	$3,025,120,511	$1,984,500,084

Securities sold, not yet purchased:
Equities	$1,144,381,039	$1,080,415,740
Options	1,513,709,679	1,174,484,615

	$2,658,090,718	$2,254,900,355

4.    Receivable from/Payable to Brokers and Dealers

At December 31, 2003, amounts receivable from and payable to brokers and dealers consist of the following:

	December 31, 2003	December 31, 2002
Receivable:
Clearing brokers	$241,752,880	$476,466,438
Securities failed to deliver	19,533,934	890,399
Other	8,529,083	2,846,303

	$269,815,897	$480,203,140

Payable:
Clearing brokers	$301,962,160	$34,182,937
Securities failed to receive	11,641,366	1,088,717
Other	140,649	—

	$313,744,175	$35,271,654

5.    Goodwill and Intangible Assets

The Company adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to, a business combination. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer being amortized, but are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of our test for impairment, we consider the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value.

In June 2003, we tested for the impairment of goodwill and concluded that there was no impairment. The goodwill balance of $21.1 million at December 31, 2003, consists of $16.7 million related to the Equity Markets segment and $4.4 million related to the Derivative Markets segment. Goodwill is net of accumulated amortization of $22.5 million through December 31, 2001. The following table sets forth reported net earnings and EPS adjusted to exclude goodwill amortization expense recorded in 2001:

	Years ended December 31,
	2003	2002	2001
Net income (loss), as reported	$38,525,120	$(43,241,664)	$38,525,567
Pro forma amortization expense, net of tax benefit	—	—	3,829,885

Net income (loss), as adjusted	38,525,120	(43,241,664)	42,355,452
EPS, as reported
Basic	$0.34	$(0.36)	$0.31
Diluted	$0.33	$(0.36)	$0.31
EPS, as adjusted
Basic	$0.34	$(0.36)	$0.34
Diluted	$0.33	$(0.36)	$0.34

At December 31, 2003, the Company had intangible assets, net of accumulated amortization, of $14.7 million. Intangible assets, net of accumulated amortization, of $12.0 million, which resulted from the purchase of the business of Donaldson, primarily represent customer relationships, are included within the Equity Markets business segment. The carrying value of these intangible assets is being amortized over the remaining useful lives, which have been determined to range from five to thirty years.

Intangible assets, net of accumulated amortization, of $2.7 million, which primarily resulted from the purchase of various options related specialists posts, are included within the Derivative Markets business segment. These intangible assets are being amortized over the remaining useful lives, the majority of which are within one year, with the remainder having lives of up to fourteen years.

The Company evaluates the remaining useful lives and evidence of permanent impairment of its intangible assets at least annually. As part of the test for impairment of intangible assets in 2003, it was determined that the fair value of the intangible assets within our Derivative Markets business segment were permanently impaired. Consequently, the intangible assets were written down to fair value, resulting in a $29.5 million impairment charge.

In 2003, the Company recorded amortization expense relating to all of its intangible assets of $2.7 million. The estimated amortization expense relating to the intangible assets for each of the five succeeding years approximates $1.8 million in 2004 and $670,000 per year in the subsequent four years.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization for 2002 and 2003:

	Goodwill			Intangible Assets
	Equity Markets	Derivative Markets	Total	Equity Markets	Derivative Markets	Total
Balance at 1/1/02	$13,092,501	$4,444,444	$17,536,945	$—	$34,363,040	$34,363,040
Acquisitions	—	—	—	—	3,000,000	3,000,000
Amortization Expense	—	—	—	—	(2,510,505)	(2,510,505)

Balance at 12/31/02	13,092,501	4,444,444	17,536,945	—	34,852,535	34,852,535

Option Posts Impairment Charge	—	—	—	—	(29,459,108)	(29,459,108)
Acquisitions	3,572,573	—	3,572,573	12,000,000	—	12,000,000
Amortization Expense	—	—	—	(48,000)	(2,649,252)	(2,697,252)

Balance 12/31/03	$16,665,074	$4,444,444	$21,109,518	$11,952,000	$2,744,175	$14,696,175

6.    Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $1.6 billion of assets under management in the Deephaven Funds as of December 31, 2003, the Company had an investment of $201.1 million. Of the $201.1 million investment held by the Company, $197.6 million represented the Company’s strategic investment, while $3.5 million represented investments related to employee deferred compensation plans. In addition, certain officers, directors and employees of the Company have invested approximately $15.9 million in the Deephaven Funds, in the aggregate, as of December 31, 2003.

Strategic investments, which primarily include the Company’s investment in Nasdaq and the ISE, are reviewed on an ongoing basis to ensure that the fair value of the investment has not been impaired. In accordance with this policy, the Company wrote down its investment in Nasdaq, to fair value, resulting in a charge of $6.8 million in 2003.

7.    Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total U.S. equity dollar value traded, the total U.S. equity shares traded or the total U.S. options contracts traded by the Company during the period. One customer accounted for approximately 12.0% of the Company’s U.S. equity dollar value traded and 31.2% of the Company’s U.S. equity shares traded during 2003. Payments for order flow to this firm for U.S. equity and U.S. options contract order flow amounted to $19.1 million during 2003.

Additionally, the Company’s investment in the Deephaven Funds is $201.1 million, which accounted for 12.3% of total assets under management. In addition to the Company, there were two institutional investors that accounted for 15.4% and 10.8%, respectively, of the Deephaven Funds’ assets under management.

8.    International Charges

No charges related to continuing international operations were incurred during 2003. During 2002, the Company incurred charges of $32.1 million related to its continuing international businesses primarily due to the reduction of its European operations including the discontinuation of its European market-making operations. The charges consisted of $13.1 million related to the writedown of our investments in Nasdaq Europe, $7.4 million related to the writedown of fixed assets that are no longer actively used, $6.4 million related to contract settlements and terminations, $4.2 million related to the writedown of excess real estate capacity and $1.0 million related to other charges.

9.    Writedown of Assets and Lease Loss Accrual

Writedowns of assets and lease loss accrual were $46.9 million, $16.2 million and $20.5 million for 2003, 2002 and 2001, respectively. The charges in 2003 consist of $29.6 million related to the impairment of intangible assets in our Derivative Markets business segment, $10.3 million of lease loss accruals related to costs associated with excess real estate capacity, primarily in Jersey City, NJ, $6.8 million related to the writedown of our strategic investment in Nasdaq to fair value and $260,000 related to the writedown of fixed assets that are no longer actively used.

The charges in 2002 consist of $8.9 million related to costs associated with excess real estate capacity, $3.6 million related to the writedown of fixed assets that are no longer actively used, $3.0 million related to the writedown of impaired strategic investments to fair value, and $700,000 related to a writedown of exchange seats to fair value.

The charges in 2001 primarily consisted of $10.7 million related to the writedown of impaired strategic investments to fair value, $6.8 million related to the writedown of fixed assets that are no longer actively used, $1.6 million related to the writedown of exchange seats to fair value and $1.4 million related to costs associated with excess real estate capacity.

10.    Discontinued Operations

The losses from discontinued operations for 2003, 2002 and 2001 include the results of operations of KSJ and charges resulting from the liquidation of the business. KSJ was fully liquidated in 2003 and all charges related to this liquidation were incurred during 2003.

On March 31, 2003 the Company and its joint venture partner, Nikko Cordial Group, announced that KSJ would cease its operations. KSJ’s business plan was significantly impaired due to changes in market structure, the withdrawal of Nasdaq Japan, poor market conditions and limited market-making opportunities in Japan. As a result, trading operations ceased at KSJ on May 2, 2003. After the cessation of trading, the parties liquidated KSJ. The losses, included in Loss from discontinued operations on the Consolidated Statements of Operations were $2.1 million, $5.9 million and $4.7 million in 2003, 2002 and 2001, respectively. Included in these results were revenues, income tax benefits and pre-tax losses as follows:

	For the years ended December 31,
	2003	2002	2001
Revenues	$924,361	$4,499,232	$3,876,035
Pre-tax loss from discontinued operations before minority interest	(16,148,864)	(9,869,705)	(7,912,938)
Minority interest in losses of KSJ	6,459,546	3,947,882	3,165,175
Income tax benefit	7,565,021	—	—

Loss from discontinued operations, net of tax	($2,124,297)	($5,921,823)	($4,747,763)

The Loss from discontinued operations, net of tax for 2003 includes $7.6 million in income tax benefits related to cumulative losses at KSJ. As tax benefits could not be recognized until there were offsetting profits or the commencement of the liquidation process, no tax benefit had previously been accrued.

11.    Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following:

	Depreciation Period	December 31,
		2003	2002
Computer hardware and software	3 years	$110,377,052	$109,605,943
Leasehold improvements	Life of Lease	19,012,163	18,455,070
Telephone systems	5 years	5,777,944	5,509,557
Furniture and fixtures	7 years	6,667,604	7,783,391
Trading systems	5 years	1,821,847	1,946,131
Equipment	5 years	7,419,207	7,351,053

		151,075,817	150,651,145
Less—Accumulated depreciation and amortization		113,517,988	92,584,450

		$37,557,829	$58,066,695

12.    Commitments and Contingent Liabilities

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was as follows:

For the year ended December 31, 2001	$11,275,328
For the year ended December 31, 2002	15,480,044
For the year ended December 31, 2003	11,295,174

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of December 31, 2003, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and obligations on clearing contracts and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows:

	Operating Leases	Other Obligations	Total
Year ending December 31, 2004	$17,453,838	$22,579,793	$40,033,631
Year ending December 31, 2005	14,261,855	15,455,000	29,716,855
Year ending December 31, 2006	10,140,664	13,955,000	24,095,664
Year ending December 31, 2007	9,298,943	830,000	10,128,943
Year ending December 31, 2008	8,771,656	—	8,771,656
Thereafter through October 31, 2021	114,541,100	—	114,541,100

	$174,468,056	$52,819,793	$227,287,849

During the normal course of business, the Company collaterizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of December 31, 2003, the Company has provided a $9.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

The Company has agreements with the ISE to purchase Class A and Class B membership interests of ISE with a total purchase price of approximately $28.5 million. The ISE demutualized on May 31, 2002 and as a result, the Company received shares of the ISE representing both equity interest and trading rights. In accordance with the purchase agreement, the Company made an initial payment at the time of the closing with further periodic payments to be made in the future based on a fixed dollar amount per contract traded. The Company capitalizes the exchange memberships at a fixed dollar amount per contract traded. As of December 31, 2003, the Company had capitalized $7.3 million of Equity Interest (Class A) and $15.4 million of Trading Rights (Class B). These amounts are included in Strategic investments and Other assets, respectively, on the Consolidated Statements of Financial Condition. The Company is not obligated to make future payments; however, the Company would forfeit its equity interest and its trading rights if it failed to meet its minimum payment obligations under the contract.

On October 22, 2003, the Company announced that it had entered into new long-term employment contracts with the senior management team of Deephaven (the “Deephaven managers”). These employment agreements, which became effective on January 1, 2004, are for three-year terms and include an option for renewal by the Deephaven managers through 2009 under certain circumstances. In addition, the agreements provide that, in the event of a change of control of the Company, the Deephaven managers would have the option to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses. If a change of control were to occur, and if the Deephaven managers exercised this option, the Company would retain a 49% interest in Deephaven.

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The results of these matters cannot be predicted with certainty.

In March 2004, Knight Securities L.P. (“KSLP,” now known as KEM) and its former CEO, Kenneth D. Pasternak, received Wells Notices from the staff of the SEC’s Division of Enforcement and from NASD’s Department of Market Regulation. The Wells Notices from the SEC’s Division of Enforcement indicate that the Division is considering recommending that the SEC bring civil and administrative enforcement actions against KSLP and Mr. Pasternak for possible violations of securities laws. These Wells Notices pertain to investigations into specific trade activity, conduct, supervision and record-keeping that occurred in 1999 through 2001. The

Wells Notices from NASD’s Department of Market Regulation indicate that NASD intends to bring formal disciplinary proceedings against both parties relating to similar trade activity and conduct that occurred in 1999 and 2000. We understand that three former KSLP employees have also received Wells Notices.

Since receiving the Wells Notices, the Company has not yet presented its response or met with the SEC or NASD to discuss the proposed charges. As a result, it is premature to fully assess the potential impact of these Wells Notices to the Company, the outcome of the investigations or the timing of their resolution. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a substantial judgment or other resolution could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, based on information currently available, that it is not probable that the ultimate outcome of these matters will have a material adverse effect on the consolidated financial condition of the Company, although they might be material to the operating results for any particular period, depending, in part, upon the operating results for that period.

13.    Earnings per Share

Basic earnings per common share (“EPS”) have been calculated by dividing net income (loss) by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and restricted stock were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2003, 2002 and 2001:

	For the years ended December 31,
	2003		2002		2001
	Numerator/ net income	Denominator/ shares	Numerator/ net (loss)	Denominator/ shares	Numerator/ net income	Denominator/ shares
Income (loss) and shares used in basic calculations	$38,525,120	112,023,419	$(43,241,664)	120,771,786	$38,525,567	123,796,181
Effect of dilutive stock based awards	—	5,726,324	—	—	—	1,962,682

Income (loss) and shares used in diluted calculations	$38,525,120	117,749,743	$(43,241,664)	120,771,786	$38,525,567	125,758,863

Basic earnings per share		$0.34		$(0.36)		$0.31

Diluted earnings per share		$0.33		$(0.36)		$0.31

For the year ended December 31, 2002, 1,374,689 shares of common stock equivalents were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the period and the effect of their inclusion would be anti-dilutive.

14.    Employee Benefit Plan

The Company sponsors 401(k) profit sharing plans (the “Plans”) in which substantially all of its employees are eligible to participate. Under the terms of the Plans, the Company is required to make annual contributions to the Plans equal to 100% of the contributions made by its employees, up to certain limits. The total expense recognized with respect to the Plans was as follows:

For the year ended December 31, 2001	$5,377,539
For the year ended December 31, 2002	5,631,808
For the year ended December 31, 2003	3,842,556

15.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The provision (benefit) for income taxes consists of:

	2003	2002	2001
Current:
U.S. federal	$33,789,062	$(18,847,271)	$25,458,086
U.S. state and local	6,847,017	658,187	5,006,968

	40,636,079	(18,189,084)	30,465,054

Deferred:
U.S. federal	(11,370,468)	323,063	(3,171,776)
U.S. state and local	(3,007,271)	(3,652,030)	(1,841,994)

	(14,377,739)	(3,328,967)	(5,013,770)

Provision (benefit) for income taxes	$26,258,340	$(21,518,051)	$25,451,284

The following table reconciles the provision to the U.S. federal statutory income tax (benefit) rate:

	2003	2002	2001
U.S. federal statutory income tax (benefit) rate	35.0%	–35.0%	35.0%
U.S. state and local income tax (benefit) rate, net of U.S. federal income tax effect	3.7%	–3.0%	3.3%
Non-U.S. operations	0.0%	2.8%	1.4%
Nondeductible charges	1.5%	0.6%	2.3%
Other, net	–1.0%	0.9%	–1.1%

Effective income tax (benefit) rate	39.2%	–33.7%	40.9%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Deferred tax assets:
Employee compensation and benefit plans	$4,705,206	$1,251,164	$7,918,251
Fixed assets and other amortizable assets	19,032,556	5,823,587	2,317,210
Reserves	9,201,229	7,413,823	4,896,738
Valuation of investments	3,732,218	796,595	—
State net operating loss carryforwards, net of federal	2,720,220	2,499,216	—

Total deferred tax assets	39,391,429	17,784,385	15,132,199

Deferred tax liabilities:
Valuation of investments	9,818,990	2,589,685	1,019,651
Deferred management fees	—	—	2,246,815

Total deferred tax liabilities	9,818,990	2,589,685	3,266,466

Net deferred tax assets	$29,572,439	$15,194,700	$11,865,733

At December 31, 2003, the Company had net operating loss carryforwards for state income tax purposes. The estimated amount of such carryforwards ranged by jurisdiction up to approximately $62 million. These state net operating loss carryforwards expire between 2007 and 2022.

16.    Long-Term Incentive Plans

The Company established the Knight Trading Group, Inc. 1998 Long Term Incentive Plan and the Knight Trading Group, Inc. 1998 Nonemployee Director Stock Option Plan. Additionally, in May 2003, the Company established, and the stockholders approved, the Knight Trading Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”) (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of the Company. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units (collectively, the “awards”), as defined by the Plans. The number of shares reserved under the 2003 Plan was 10,000,000. Including the 2003 Plan, the maximum number of shares of Class A Common Stock reserved for the grant of options and awards under the Plans is now 37,819,000, of which, 11,391,668 are available for grant at December 31, 2003. In addition, the Plans limit the number of options or shares that may be granted to a single individual, and the Plans also limit the number of shares of restricted stock that may be awarded. See the following table for a reconciliation of activity of the Plans and awards available for future grants.

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options and awards generally vest over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the agreements. Restricted stock awards generally vest over three years. In July 2003, the Company’s Board of Directors approved a change in the vesting schedule for restricted stock awards issued under the 2003 Plan to include a one year minimum vesting period for performance-based awards and a three year vesting period for time-based awards. The Company has the right to fully vest employees in their option grants and awards upon retirement. The following is a reconciliation of option activity for the Plans for 2003 and 2002, and a summary of options outstanding and exercisable at December 31, 2003:

	2003		2002
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding, January 1	23,446,681	$9.67	13,012,875	$17.39
Granted at market value	2,587,238	6.99	14,341,790	4.90
Exercised	(2,598,861)	5.77	(52,450)	7.15
Surrendered	(3,909,281)	16.84	(3,855,534)	18.05

Outstanding at December 31	19,525,777	$8.39	23,446,681	$9.67

Vested at December 31	9,938,521	$10.19	8,910,574	$12.27

Available for future grants at December 31*	11,391,668		1,030,737

Weighted average fair value of grants during the year (at market value, based on Black-Scholes)		$4.01		$2.73

*	represents both options and awards available for grant

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding At 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price
$ 3.64-$4.22	5,922,401	3.59	$4.17	1,342,772	$4.14
$ 4.25-$6.37	5,677,017	3.88	5.53	2,449,178	5.77
$ 6.54-$7.25	4,244,475	2.59	7.23	4,157,809	7.24
$ 7.38-$14.75	1,720,838	4.27	10.17	515,399	10.47
$15.28-$29.72	932,046	3.26	19.49	672,613	19.83
$30.44-$71.38	1,029,000	5.95	40.28	800,750	40.85

The Company applies APB 25 and related interpretations in accounting for its stock option plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

The Company granted a total of 971,577 restricted shares of Class A Common Stock to certain current employees of the Company under the 1998 Long Term Incentive Plan (the “1998 Plan”) in 2003. In addition, 211,283 restricted shares of Class A Common Stock were granted to certain current employees of the Company outside of the 1998 Plan in 2003. At December 31, 2003, the Company had 2,138,944 restricted shares outstanding, in aggregate, both under and outside of the 1998 Plan. Such grants were made at fair market value and with terms consistent with the 1998 Plan. The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees ratably over the vesting period. In 2003, the Company recorded compensation expense of $3.7 million for all of its outstanding restricted shares, which has been included in Employee compensation and benefits in the Consolidated Statements of Operations. The restricted stock requires future service as a condition of the vesting of the underlying shares of common stock.

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

The offering under the Exchange Program expired on January 17, 2003. A total of 1,436,750 options to purchase one share were cancelled. Approximately 1.8 million options were eligible to be exchanged. In accordance with the Exchange Program, 524,380 options to purchase one share were granted to current employees on July 21, 2003, a date that was over six months and one day after the Company cancelled the options. Under the Exchange Program, for every two-and-a-half options to purchase one share tendered for exchange, a new option to purchase one share was issued. The new options were issued at a price not less than the market value on the issuance date and have a two year vesting period. The Exchange Program was structured to comply with FASB Interpretation (“FIN”) 44 Accounting for Certain Transactions involving Stock Compensation an interpretation of APB 25 in order to achieve the same accounting treatment as the original option grants that were tendered for exchange.

17.    Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market maker of equities and options, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker-dealer and institutional counterparties primarily located in the United States. The Company clears all of its securities transactions through clearing brokers. Accordingly, a substantial portion of the Company’s credit exposures are concentrated with its clearing brokers. The clearing brokers can rehypothecate the securities held on behalf of the Company. Additionally, pursuant to the terms of the agreement between the Company and the clearing brokers, the clearing brokers have the right to charge the Company for all losses that result from a counterparty’s failure to fulfill its contractual obligations. At December 31, 2003, the Company has recorded liabilities of approximately $2.1 million with regard to this right.

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

In November 2002, the FASB issued FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires the Company to pay a guaranteed party based on: (a) changes in an underlying asset, liability, or equity security of the guaranteed party, or (b) a third party’s failure to perform under a specified agreement. The Company considers written put options to be guarantees under FIN 45.

In addition to the contracts described above, there are certain derivative contracts to which the Company is a counterparty that meet the characteristics of a guarantee under FIN 45. These derivatives are recorded on the Statements of Financial Condition at fair value. These contracts include written put options that may require the Company to purchase assets from the option holder at a specified price by a specified date in the future. The total theoretical exposure of these derivatives that the Company deems to be guarantees, assuming the underlying positions have zero value, was approximately $9.6 billion at December 31, 2003. The Company reduces its exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to these contracts.

Upon the retirement of Mr. Irvin Kessler, the former chief executive officer of Deephaven, as of December 31, 2001, the Company entered into a consulting agreement with Mr. Kessler. In order to maintain Mr. Kessler’s relationships with the Deephaven Funds investors and maintain Mr. Kessler’s continued investment in the Deephaven Funds, the Company agreed to provide Mr. Kessler with a full recourse collateralized loan of $25 million. On June 13, 2002, the Company entered into loan and security documents with Mr. Kessler providing for such a loan. The loan matured on March 31, 2003 and was fully repaid.

The Company currently has no loans to any former or current executive officers or directors.

18.    Net Capital Requirements

As registered broker-dealers, KEM, KCM, KFP and KEP are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Additionally, KSIL is subject to regulatory requirements of the Financial Services Authority in the United Kingdom. As of December 31, 2003, the Company was in compliance with its capital adequacy requirements.

The following table sets forth the net capital levels and requirements for the following broker-dealer subsidiaries at December 31, 2003 (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KEM	$177.8	$7.7	$170.1
KCM	37.6	1.8	35.8
KFP	24.6	0.3	24.3
KEP	4.5	0.5	4.0
KSIL	6.5	4.6	1.8

19.    Business Segments

Effective in the fourth quarter of 2003, the Company instituted a new segment reporting format to include three reportable business segments: Equity Markets, Derivative Markets, and Asset Management. Prior to this change, the Company reported two business segments: Equity Markets, which included equity and derivatives business activities, and Asset Management. This segment reporting change was made to better reflect management’s approach to operating and directing the businesses and to more closely align financial and managerial reporting. Prior period segment data has been restated to conform to the 2003 presentation. Equity markets includes two geographic classifications, domestic and international. Domestic equity markets primarily represents market-making in U.S. equities. International equity markets represents the Company’s European equities business. Market-making in Europe was discontinued during 2002. Derivative markets primarily represents market-making and specialist operations in U.S. options. The asset management segment consists of investment management and sponsorship of the Deephaven Funds and the Company’s investment in the Deephaven Funds.

The Company’s net revenues, income before income taxes, minority interest and discontinued operations and assets by segment are summarized below (amounts in $000’s). Other revenues and expenses that are not directly attributable to a particular segment are allocated based upon the Company’s allocation methodologies, generally based on each segment’s respective resource usage or other appropriate measures.

	Domestic Equity Markets(1)	International Equity Markets(2)	Total Equity Markets	Derivative Markets(3)	Asset Management(4)	Eliminations(5)	Consolidated Total
For the year ended December 31, 2003:
Revenues	$436,325	$ 13,252	$ 449,576	$ 147,330	$ 82,455	$(9,327)	$ 670,035
Income (loss) before income taxes, minority interest and discontinued operations	42,258	(2,542)	39,716	(24,047)	51,239	—	66,908
Total assets	754,680	40,051	794,731	2,907,579	255,508	—	3,957,819
For the year ended December 31, 2002:
Revenues	$334,452	$ 10,604	$ 345,056	$ 139,824	$ 47,563	$(8,784)	$ 523,658
(Loss) income before income taxes, minority interest and discontinued operations	(26,515)	(51,923)	(78,438)	(7,799)	22,299	—	(63,938)
Total assets	605,882	77,188	683,070	2,303,741	185,065	—	3,171,876
For the year ended December 31, 2001:
Revenues	$479,102	$ 5,302	$ 484,404	$ 159,804	$ 42,947	$(5,439)	$ 681,716
Income (loss) before income taxes, minority interest and discontinued operations	75,141	(50,745)	24,395	12,707	25,146	—	62,248
Total assets	965,130	233,462	1,198,592	1,956,859	71,235	—	3,226,687

(1)	Income (loss) before income taxes, minority interest and discontinued operations for 2003, 2002 and 2001 includes $16.5 million, $15.3 million and $18.9 million, respectively in writedowns of assets and lease loss accruals described in Footnote 9.

(2)	Income (loss) before income taxes, minority interest and discontinued operations for 2002 includes $31.2 million in international charges described in Footnote 8.

(3)	Income (loss) before income taxes, minority interest and discontinued operations for 2003, 2002 and 2001 includes $30.4 million, $735,000 and $1.6 million, respectively, in writedowns of assets and lease loss accruals described in Footnote 9 and $866,000 in international charges in 2002.

(4)	The Company had invested $201.1 million, $153.8 million and $50.9 million in the Deephaven Funds at December 31, 2003, 2002 and 2001, respectively. This investment is included in the assets of the asset management segment. Revenues generated by the Deephaven Funds investments made by the Company for 2003, 2002 and 2001 were $23.9 million, $10.1 million and $5.0 million, respectively.

(5)	Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.

20.    Condensed Financial Statements of Knight Trading Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

Knight Trading Group, Inc. (parent only)

	December 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$27,478,567	$27,259,388
Securities owned, at market value	11,145,841	12,869,268
Investments in subsidiaries, equity method	691,650,064	540,619,162
Investments in Deephaven sponsored funds	36,167,366	148,688,005
Strategic investments	2,757,337	2,224,958
Receivable from subsidiaries	45,627,072	—
Income taxes receivable	—	22,327,416
Other assets	182,664	26,074,532

Total assets	$815,008,911	$780,062,729

Liabilities and Stockholders’ Equity
Liabilities
Accrued compensation expense	$13,471,543	$10,712,420
Accounts payable, accrued expenses and other liabilities	2,283,450	2,701,919
Payable to subsidiaries	—	10,232,621
Income taxes payable	9,122,140	—

Total liabilities	24,877,133	23,646,960
Total stockholders’ equity	790,131,778	756,415,769

Total liabilities and stockholders’ equity	$815,008,911	$780,062,729

The accompanying notes are an integral part of these condensed financial statements.

Statements of Operations

Knight Trading Group, Inc. (parent only)

	For the years ended December 31,
	2003	2002	2001
Revenues
Equity earnings (losses) of subsidiaries	$27,842,201	$(41,553,774)	$49,564,400
Corporate management fees	24,432,677	34,240,628	4,516,712
Investment income and other	17,029,237	9,952,197	3,293,498

Total revenues	69,304,115	2,639,051	57,374,610

Expenses
Compensation expense	20,279,738	23,078,621	6,060,707
Professional fees	3,840,406	6,386,355	5,230,621
Business development	2,218,373	3,512,812	2,019,224
International charges	—	3,967,264	—
Other	4,004,560	8,598,805	3,645,758

Total expenses	30,343,077	45,543,857	16,956,310

Income (loss) before income taxes	38,961,038	(42,904,806)	40,418,300
Income tax expense	435,918	336,858	1,892,733

Net income (loss)	$38,525,120	$(43,241,664)	$38,525,567

The accompanying notes are an integral part of these condensed financial statements.

Statements of Cash Flows

Knight Trading Group, Inc. (parent only)

	For the year ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$38,525,120	$(43,241,664)	$38,525,567
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity earnings of subsidiaries	(27,842,201)	41,553,774	(49,564,400)
International charges	—	3,967,264	—
Stock based compensation	1,193,725	1,977,616	173,599
Income tax credit from stock awards exercised	7,433,289	98,645	2,612,132
(Increase) decrease in operating assets
Securities owned	1,723,427	13,535,707	(14,249,523)
Receivable from subsidiaries	(45,627,072)	31,978,297	(26,095,212)
Income taxes receivable	22,327,416	(22,327,416)	—
Other assets	25,891,868	(3,593,196)	(10,870,125)
Increase (decrease) in operating liabilities
Accrued compensation expense	2,759,123	(2,055,042)	2,405,937
Accounts payable, accrued expenses and other liabilities	(418,469)	(856,725)	1,426,757
Payable to subsidiaries	(10,232,621)	10,232,621	—
Income taxes payable	9,122,140	(1,621,256)	(2,833,350)

Net cash provided by (used in) operating activities	24,855,745	29,648,625	(58,468,618)

Cash flows from investing activities
Investment in Deephaven sponsored funds	112,520,639	(148,688,005)	—
Purchases, net of proceeds, from strategic investments	(532,379)	(2,224,958)	—
Dividends received from subsidiaries	58,810,327	208,150,242	70,444,193
Capital contributions to subsidiaries	(176,141,254)	(29,799,939)	(32,496,862)

Net cash (used in) provided by investing activities	(5,342,667)	27,437,340	37,947,331

Cash flows from financing activities
Stock options exercised	15,003,287	411,188	5,647,398
Cost of common stock repurchased	(34,297,186)	(41,237,968)	—

Net cash (used in) provided by financing activities	(19,293,899)	(40,826,780)	5,647,398

Increase (decrease) in cash and cash equivalents	219,179	16,259,185	(14,873,889)
Cash and cash equivalents at beginning of the year	27,259,388	11,000,203	25,874,092

Cash and cash equivalents at end of the year	$27,478,567	$27,259,388	$11,000,203

Supplemental disclosure of cash flow information:
Cash paid for interest	$106,353	$242,273	$37

Cash paid for income taxes	$21,391,344	$12,379,867	$33,664,468

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT TRADING GROUP, INC.

(Parent Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    General

The condensed financial statements of Knight Trading Group, Inc. (parent only; the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

B.    Allocations to subsidiaries

The Parent Company allocates a portion of its expenses to its consolidated subsidiaries based on each segment’s respective use of resources or other appropriate measures.

C.    Income taxes

As stated in Footnote 15, the Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate state income tax returns. As such, both federal and state income taxes are accrued at the subsidiary level and are included in Equity earnings (losses) of subsidiaries on the Condensed Financial Statements. Income tax expense included on the Condensed Financial Statements represents only the income taxes attributable to the Parent Company.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.     Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Knight Trading Group’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III—ITEMS 10, 11, 12, 13 and 14

The Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules. See “Item 8, Financial Statements and Supplementary Data”

(b)	Reports on Form 8-K:

On October 6, 2003, the Company filed a Current Report on Form 8-K announcing that it expected to report greater-than-projected earnings for the third quarter ended September 30, 2003.

On October 14, 2003, the Company filed a Current Report on Form 8-K announcing that it had agreed to acquire the business of Donaldson & Co., Incorporated, a privately held firm offering soft dollar and commission recapture programs to institutions, in a cash transaction.

On October 22, 2003, the Company filed a Current Report on Form 8-K announcing its earnings for the third quarter ended September 30, 2003.

On October 22, 2003, the Company filed a Current Report on Form 8-K announcing the approval by its Board of Directors of new, long-term employment contracts with the senior management team of its asset management subsidiary, Deephaven.

On November 18, 2003, the Company filed a Current Report on Form 8-K announcing the election of William L. Bolster to its Board of Directors.

On December 1, 2003, the Company filed a Current Report on Form 8-K announcing that it had completed the acquisition of the business of Donaldson & Co., Incorporated.

On December 18, 2003, the Company filed a Current Report on Form 8-K announcing the establishment by Robert M. Lazarowitz, a member of the Company’s Board of Directors, of a number of written Rule 10b5-1(c) trading plans.

(c)  Exhibits

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 17, 1999, by and among KT Holding Company, a Delaware corporation, KT Acquisition I Corp., a Delaware corporation, AH Acquisition I L.L.C., a Delaware limited liability company, Knight/Trimark Group, Inc., a Delaware corporation, Arbitrade Holdings LLC, a Delaware limited liability company, Tarmachan Capital Management, Inc., Tarmachan Capital Co., Deephaven, Inc., Gildor Trading, Inc., Irvin Kessler, Efraim Gildor, Peter Hajas, Merrill Ferguson and Mark Lyons, as amended by Amendment Number One thereto on December 14, 1999 (without exhibits). (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000.)

3.1	Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000.)

3.2	Amended and Restated By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3.3 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.1	Lease Agreement between Newport L.P.-I, Inc. and Knight Securities, L.P. dated December 6, 1994 (the “Knight Lease Agreement”) for office space situated in Newport Office Tower, 525 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.3 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.2	Amendment to the Knight Lease Agreement, dated May 28, 1996. (Incorporated herein by reference to Exhibit 10.4 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.3	Second Amendment to the Knight Lease Agreement, dated September 30, 1997. (Incorporated herein by reference to Exhibit 10.5 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.4	Third Amendment to the Knight Lease Agreement, dated March 18, 1998. (Incorporated herein by reference to Exhibit 10.6 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.5	Lease Agreement between Nestle USA, Inc. and Trimark Securities L.P., dated March 20, 1996, for the office space situated at 100 Manhattanville Road, Purchase, New York 10577. (Incorporated herein by reference to Exhibit 10.7 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.6	License Agreement between Automated Securities Clearance, Ltd. and Knight Securities, L.P., dated April 5th, 1995. (Incorporated herein by reference to Exhibit 10.8 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.7	Master Program Product License Agreement between TCAM Systems, Inc. and Trimark Securities, Inc. dated May 1, 1990. (Incorporated herein by reference to Exhibit 10.9 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.8*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

Exhibit No.	Exhibit

10.9*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.10	Form of Contribution Agreement. (Incorporated herein by reference to Exhibit 10.19 to Amendment 6 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on July 6, 1998.)

10.11	Clearing Agreement between Knight Securities, L.P. and Broadcort Capital Corp. (the “Knight Clearing Agreement”), dated September 28, 1999. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999.)

10.12	Amendment to the Knight Clearing Agreement, dated October 18, 1999. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999.)

10.13	Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002.)

10.14	Form of Indemnification Contract entered into by the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.15*	Separation and Release Agreement, dated June 11, 2003, between Anthony M. Sanfilippo and Knight Trading Group, Inc. (Incorporated herein by reference to Exhibit 10.27 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.16*	Amended and Restated 2003 Equity Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

21.1	Subsidiaries of the Registrant as of December 31, 2003.**

23.1	Consent of Independent Auditors.**

24.1	Powers of Attorney (included on signature page).**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 10th day of March, 2004.

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

Name	Title	Date

/s/ THOMAS M. JOYCE Thomas M. Joyce	Director, Chief Executive Officer and President	March 10, 2004

/s/ JOHN B. HOWARD John B. Howard	Senior Managing Director, Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2004

/s/ CHARLES V. DOHERTY Charles V. Doherty	Chairman of the Board	March 10, 2004

/s/ WILLIAM L. BOLSTER William L. Bolster	Director	March 10, 2004

/s/ GARY R. GRIFFITH Gary R. Griffith	Director	March 10, 2004

/s/ ROBERT M. LAZAROWITZ Robert M. Lazarowitz	Director	March 10, 2004

/s/ THOMAS C. LOCKBURNER Thomas C. Lockburner	Director	March 10, 2004

/s/ BRUCE R. MCMAKEN Bruce R. McMaken	Director	March 10, 2004

/s/ RODGER O. RINEY Rodger O. Riney	Director	March 10, 2004

INDEX TO EXHIBITS

Filed with Knight Trading Group, Inc.

Report on Form 10-K for the Year Ended December 31, 2003

Exhibit No.
21.1	Subsidiaries of the Registrant as of December 31, 2003

23.1	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.