Form 10-Q
period 2004-03-31
KNIGHT TRADING GROUP INC
filed 2004-05-06
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

At May 4, 2004 the number of shares outstanding of the Registrant’s Class A Common Stock was 116,018,142 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT TRADING GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2004	2003
REVENUES
Net trading revenue	$137,070,189	$70,188,203
Commissions and fees	85,372,641	32,693,643
Asset management fees	13,932,132	14,225,722
Interest and dividends, net	(2,858,133)	1,770,364
Investment income and other	6,326,767	7,457,900

Total revenues	239,843,596	126,335,832

EXPENSES
Employee compensation and benefits	79,848,954	54,017,973
Execution and clearance fees	44,292,329	29,217,624
Payments for order flow	19,511,497	10,912,792
Soft dollar and commission recapture	15,775,915	667,473
Communications and data processing	7,777,425	8,734,307
Depreciation and amortization	5,791,378	8,115,637
Occupancy and equipment rentals	4,821,175	4,435,630
Professional fees	3,590,875	3,792,164
Business development	2,142,799	1,949,906
Writedown of assets and lease loss accrual	—	17,412,066
Other	2,961,937	2,664,557

Total expenses	186,514,284	141,920,129

Income (loss) before income taxes and discontinued operations	53,329,312	(15,584,297)
Income tax expense (benefit)	21,514,856	(6,804,898)

Net income (loss) from continuing operations	31,814,456	(8,779,399)
Loss from discontinued operations, net of tax	—	(1,055,934)

Net income (loss)	$31,814,456	$(9,835,333)

Basic earnings per share from continuing operations	$0.28	$(0.08)

Diluted earnings per share from continuing operations	$0.26	$(0.08)

Basic and diluted earnings per share from discontinued operations	$—	$(0.01)

Basic earnings per share	$0.28	$(0.09)

Diluted earnings per share	$0.26	$(0.09)

Shares used in computation of basic earnings per share	113,473,360	114,050,350

Shares used in computation of diluted earnings per share	121,988,464	114,050,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$228,735,532	$262,200,309
Securities owned, held at clearing brokers, at market value	3,462,361,308	3,025,120,511
Receivable from brokers and dealers	312,054,120	269,815,897
Investment in Deephaven sponsored funds	227,435,643	197,605,068
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	36,060,918	37,557,829
Strategic investments	25,098,984	20,516,876
Goodwill	23,438,150	21,109,518
Intangible assets, less accumulated amortization	13,478,980	14,696,175
Other assets	112,351,947	109,196,325

Total assets	$4,441,015,582	$3,957,818,508

LIABILITIES & STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, not yet purchased, at market value	$2,803,583,358	$2,658,090,718
Payable to brokers and dealers	657,382,833	313,744,175
Accrued compensation expense	68,149,185	116,668,586
Accounts payable, accrued expenses and other liabilities	86,968,555	79,183,251

Total liabilities	3,616,083,931	3,167,686,730

Stockholders’ equity
Class A Common Stock, $.01 par value, 500,000,000 shares authorized; 129,832,882 shares issued and 116,243,965 shares outstanding at March 31, 2004 and 128,187,060 shares issued and 115,110,555 shares outstanding at December 31, 2003	1,298,329	1,281,871
Additional paid-in-capital	391,274,385	370,897,405
Retained earnings	530,871,211	499,056,756
Treasury stock, at cost; 13,588,917 shares at March 31, 2004 and 13,076,505 at December 31, 2003	(75,027,891)	(68,795,258)
Unamortized stock-based compensation	(23,484,383)	(12,308,996)

Total stockholders’ equity	824,931,651	790,131,778

Total liabilities and stockholders’ equity	$4,441,015,582	$3,957,818,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$31,814,456	$(9,835,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Writedown of assets and lease loss accrual	—	17,412,066
Depreciation and amortization	5,791,378	8,501,826
Stock-based compensation	2,227,785	668,255
Income tax benefit on stock awards exercised	2,153,142	—
Minority interest in losses of discontinued operations	—	(651,205)
(Increase) decrease in operating assets
Securities owned	(437,240,797)	(326,746,325)
Receivable from brokers and dealers	(42,238,223)	(29,920,220)
Other assets	(3,155,622)	6,240,457
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	145,492,640	355,147,236
Payable to brokers and dealers	343,638,658	(7,468,446)
Accrued compensation expense	(48,519,401)	(33,521,346)
Accounts payable, accrued expenses and other liabilities	7,962,091	(223,547)

Net cash provided by (used in) operating activities	7,926,107	(20,396,582)

Cash flows from investing activities
Investment in Deephaven sponsored funds	(29,830,575)	(31,055,158)
Purchases of fixed assets and leasehold improvements	(3,778,603)	(2,178,933)
Purchases, net of proceeds, from strategic investments	(4,582,109)	(1,289,551)
Sale of options trading posts	501,000	—

Net cash used in investing activities	(37,690,287)	(34,523,642)

Cash flows from financing activities
Stock options exercised	4,837,123	—
Cost of common stock repurchased	(6,209,088)	(28,057,119)
Purchase of shares from minority investors in Knight Roundtable Europe Limited	(2,328,632)	—

Net cash used in financing activities	(3,700,597)	(28,057,119)

Decrease in cash and cash equivalents	(33,464,777)	(82,977,343)
Cash and cash equivalents at beginning of period	262,200,309	313,515,646

Cash and cash equivalents at end of period	$228,735,532	$230,538,303

Supplemental disclosure of cash flow information:
Cash paid for interest	$83,845	$2,987

Cash paid for income taxes	$12,023,081	$154,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

1. Organization and Description of the Business

Knight Trading Group, Inc. and its subsidiaries (the “Company”) operate in Equity Markets, Derivative Markets and Asset Management segments. The Company’s business segments are comprised of the following operating subsidiaries:

Equity Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market maker in over-the-counter equity securities (“OTC securities”), primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). Additionally, in December 2003, KEM acquired the business of Donaldson & Co., Incorporated (“Donaldson”), a firm that offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”), the National Stock Exchange and the Pacific Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Roundtable Europe Limited (“KREL”) owns Knight Securities International, Ltd. (“KSIL”), a U.K. registered broker-dealer that provides execution services for European clients in European and U.S. equities. At March 31, 2004, the Company owned an approximate 99% interest in KREL. In the first quarter of 2004, the Company acquired substantially all of the ownership interests of the minority owners of KREL. The Company intends to acquire the remaining interests in 2004. KSIL is regulated by the Financial Services Authority in the U.K. and is a member of the London Stock Exchange.

•	Knight Securities Japan Ltd. (“KSJ”) operated as a market maker in Japanese equity securities until it ceased its trading operations and was subsequently liquidated in 2003. The Company owned 60% of KSJ through a joint venture with Nikko Cordial Group. See Footnote 9 “Discontinued Operations” for a further discussion of KSJ.

Derivative Markets

•	Knight Financial Products LLC (“KFP”) operates as a market maker and specialist in options on individual equities, equity indices and fixed income and commodity futures instruments in the U.S. KFP, through its affiliate Knight Execution Partners LLC (“KEP”), also manages a professional option and equity execution services business. KFP and KEP are broker-dealers registered with the SEC and are members of the Chicago Board Options Exchange, American Stock Exchange, Philadelphia Stock Exchange, Pacific Stock Exchange and the International Securities Exchange (“ISE”) and operate on the Boston Options Exchange. KFP is also a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and the Philadelphia Board of Trade. KEP is also a member of the NASD.

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment manager and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Also included in this segment is the Company’s corporate investment in the Deephaven Funds.

2. Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC.

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

Market making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities and listed options contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on riskless principal transactions) and related expenses are also recorded on a trade date basis. In the first quarter of 2004, the Company changed the classification of commission equivalents on riskless principal transactions from inclusion in Net trading revenues to inclusion in Commissions and fees as commission equivalents are similar in nature to commissions on agency transactions. Commission equivalents for the three months ended March 31, 2004 and 2003 were $39.4 million and $20.9 million, respectively.

Payments for order flow represent payments to broker-dealer clients for directing their order executions to the Company. Soft dollar and commission recapture expense represents payments to institutions in connection with soft dollar and commission recapture programs. The Company’s clearing agreements call for payment or receipt of interest income, net of interest expense for facilitating the settlement and financing of securities transactions.

Asset management fees

The Company earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds, or the net asset value at the time each investor made a purchase. If any of the Deephaven Funds recognize a loss in the second half of a calendar year, the Incentive Allocation Fee for such fund is recalculated on an annual rather than a semi-annual basis.

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

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments are reviewed by management on an ongoing basis.

Treasury stock

The Company records its purchases of treasury stock at cost as a separate component of Stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions.

Foreign currencies

The functional currency of the Company’s consolidated foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Prior to its liquidation, KSJ’s functional currency was the Japanese yen. The foreign exchange gains and losses resulting from the translation of the financial statements of KSJ were included within a separate component of Stockholders’ equity until KSJ’s liquidation. As discussed in Footnote 9 “Discontinued Operations,” in the second quarter of 2003, KSJ ceased its operations, and its results, including the effects of translation, are included in Loss from discontinued operations on the Consolidated Statements of Operations.

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and earnings per share amounts for the three months ended March 31, 2004 and 2003 would have been as follows:

	For the three months ended March 31,
	2004	2003
Net income (loss), as reported	$31,814,456	$(9,835,333)

Pro forma compensation expense determined under fair value based method, net of tax	(2,032,847)	(1,980,068)

Pro forma net income (loss)	29,781,609	(11,815,401)

Basic earnings per share, as reported	0.28	(0.09)

Diluted earnings per share, as reported	0.26	(0.09)

Pro forma basic earnings per share	0.26	(0.10)

Pro forma diluted earnings per share	0.24	(0.10)

The Company records the fair market value of restricted stock awards on the date of grant as unamortized stock-based compensation in Stockholders’ equity and amortizes the balance to compensation expense ratably over the vesting period.

Other

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

3. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	March 31, 2004	December 31, 2003
Securities owned:
Equities	$2,264,969,472	$1,934,637,018
Options	1,185,482,756	1,078,600,859
U.S. government obligations	11,909,080	11,882,634

	$3,462,361,308	$3,025,120,511

Securities sold, not yet purchased:
Equities	$1,206,208,983	$1,144,381,039
Options	1,597,374,375	1,513,709,679

	$2,803,583,358	$2,658,090,718

4. Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following:

	March 31, 2004	December 31, 2003
Receivable:
Clearing brokers	$275,076,303	$241,752,880
Securities failed to deliver	25,218,178	19,533,934
Other	11,759,639	8,529,083

	$312,054,120	$269,815,897

Payable:
Clearing brokers	$641,811,790	$301,962,160
Securities failed to receive	15,228,167	11,641,366
Other	342,876	140,649

	$657,382,833	$313,744,175

5. Goodwill and Intangible Assets

The Company adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to, a business combination. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer being amortized, but are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of our annual test for impairment, we consider the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value.

In June 2003, the Company tested for the impairment of goodwill and concluded that there was no impairment. The goodwill balance of $23.4 million at March 31, 2004, consists of $19.0 million related to the Equity Markets segment and $4.4 million related to the Derivative Markets segment. Goodwill is net of accumulated amortization of $22.5 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. In the first quarter of 2004, the Company acquired substantially all of the ownership interests of the minority owners of KREL for $2.3 million, which was recorded as goodwill and is attributable to the Equity Markets business segment.

At March 31, 2004, the Company had intangible assets, net of accumulated amortization, of $13.5 million. Intangible assets, net of accumulated amortization, of $11.9 million resulted from the purchase of the business of Donaldson. These assets primarily represent client relationships and are included within the Equity Markets business segment. The carrying value of these intangible assets is being amortized over the remaining useful lives, which have been determined to range from five to thirty years.

Intangible assets, net of accumulated amortization, of $1.6 million, which primarily resulted from the purchase of various options related specialists posts, are included within the Derivative Markets business segment. These intangible assets are being amortized over the remaining useful lives, the majority of which are less than one year, with the remainder having lives of up to fourteen years.

In the first quarter of 2004, the Company recorded amortization expense relating to all of its intangible assets of $716,000. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $1.2 million for the remainder of 2004 and $670,000 per year in the subsequent four years.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization for the three months ended March 31, 2003 and 2004 (in millions), respectively:

	Goodwill			Intangible Assets
	Equity Markets	Derivative Markets	Total	Equity Markets	Derivative Markets	Total
Balance at January 1, 2003	$13.1	$4.4	$17.5	$—	$34.9	$34.9
Amortization Expense	—	—	—	—	(0.7)	(0.7)

Balance at March 31, 2003	$13.1	$4.4	$17.5	$—	$34.2	$34.2

Balance at January 1, 2004	$16.7	$4.4	$21.1	$12.0	$2.7	$14.7
Purchase of shares from minority investors in KREL	2.3	—	2.3	—	—	—
Sale of options trading posts	—	—	—	—	(0.5)	(0.5)
Amortization Expense	—	—	—	(0.1)	(0.6)	(0.7)

Balance at March 31, 2004	$19.0	$4.4	$23.4	$11.9	$1.6	$13.5

6. Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $2.2 billion of assets under management in the Deephaven Funds as of March 31, 2004, the Company had a corporate investment of $227.4 million. Additionally, Other assets on the Consolidated Statements of Financial Condition at March 31, 2004 and December 31, 2003 included $19.9 million and $3.5 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition to the $19.9 million held by the Company related to employee deferred compensation plans, certain officers, directors and employees of the Company had direct investments of approximately $15.4 million in the Deephaven Funds, in the aggregate, as of March 31, 2004.

Strategic investments, which primarily include the Company’s investment in Nasdaq and the ISE, are reviewed on an ongoing basis to ensure that the fair value of the investment has not been impaired. In accordance with this policy, the Company wrote down its investment in Nasdaq, to fair value, resulting in an impairment charge of $6.8 million in the first quarter of 2003.

7. Significant Clients

The Company considers significant clients to be clients who account for 10% or more of the total U.S. equity dollar value traded or the total U.S. options contracts traded by the Company during the period. One customer accounted for approximately 12.3% of the Company’s U.S. equity dollar value traded during the three months ended March 31, 2004. Payments for order flow to this firm for U.S. equity and U.S. options contract order flow amounted to $7.4 million during the three months ended March 31, 2004.

Additionally, the Company’s corporate investment in the Deephaven Funds of $227.4 million accounted for 10.3% of total assets under management as of March 31, 2004. In addition to the Company, one institutional investor accounted for more than 10% of the Deephaven Funds’ assets under management, with 15.4% as of March 31, 2004.

8. Writedown of Assets and Lease Loss Accrual

No additional Writedown of assets and lease loss accruals were recorded during the three months ended March 31, 2004.

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

9. Discontinued Operations

There were no charges from discontinued operations incurred during the first quarter of 2004. The loss from discontinued operations for the three months ended March 31, 2003 represents the results of operations of KSJ. On March 31, 2003 the Company and its joint venture partner, Nikko Cordial Group, announced that KSJ would cease its operations. KSJ’s business plan was significantly impaired due to changes in market structure, the withdrawal of Nasdaq Japan, poor market conditions and limited market-making opportunities in Japan. As a result, trading operations ceased at KSJ on May 2, 2003. After the cessation of trading, the parties liquidated KSJ, and all charges related to this liquidation were incurred during the second quarter of 2003. The loss, included in Loss from discontinued operations, net of tax, on the Consolidated Statements of Operations was $1.1 million for the three months ended March 31, 2003. Included in these results were revenues and pre-tax losses as follows:

For the three months ended March 31, 2003 (in thousands)
Revenues	$644
Pre-tax loss from discontinued operations before minority interest	(1,760)
Minority interest in losses of KSJ	704

Loss from discontinued operations, net of tax	$(1,056)

10. Commitments and Contingent Liabilities

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was $2.8 million for each of the three month periods ended March 31, 2004 and 2003, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of March 31, 2004, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and obligations on clearing contracts and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows:

	Operating Leases	Other Obligations	Total
Nine months ending December 31, 2004	$12.7	$24.1	$36.8
Year ending December 31, 2005	14.3	20.4	34.7
Year ending December 31, 2006	10.2	14.0	24.2
Year ending December 31, 2007	9.3	0.8	10.1
Year ending December 31, 2008	8.8	—	8.8
Thereafter through October 31, 2021	114.5	—	114.5

	$169.8	$59.3	$229.1

During the normal course of business, the Company collateralizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of March 31, 2004, the Company has provided a $9.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

The Company has agreements with the ISE to purchase Class A and Class B membership interests of ISE with a total purchase price of approximately $28.5 million. The ISE demutualized on May 31, 2002 and as a result, the Company received shares of the ISE representing both equity interest and trading rights. In accordance with the purchase agreement, the Company made an initial payment at the time of the closing with further periodic payments to be made in the future based on a fixed dollar amount per contract traded. The Company capitalizes the membership interests at a fixed dollar amount per contract traded. As of March 31, 2004, the Company had capitalized $7.7 million of Equity Interest (Class A) and $16.3 million of Trading Rights (Class B). These amounts are included in Strategic investments and Other assets, respectively, on the Consolidated Statements of Financial Condition. The Company is not obligated to make future payments; however, the Company would forfeit its equity interest and its trading rights if it failed to meet its minimum payment obligations under the contract.

On October 22, 2003, the Company announced that it had entered into new long-term employment contracts with the senior management team of Deephaven (the “Deephaven managers”). These employment agreements, which became effective on January 1, 2004, are for three-year terms and include an option for renewal by the Deephaven managers through 2009 under certain circumstances. In addition, the agreements provide that, in the event of a change of control of the Company during the initial three- year term, the Deephaven managers would have the option to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses. If a change of control were to occur, and if the Deephaven managers exercised this option, the Company would retain a 49% interest in Deephaven.

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The results of these matters cannot be predicted with certainty.

In March 2004, Knight Securities L.P. (“KSLP,” now known as KEM) and its former CEO, Kenneth D. Pasternak, received Wells Notices from the staff of the SEC’s Division of Enforcement and from NASD’s Department of Market Regulation. The Wells Notices from the SEC’s Division of Enforcement indicate that the Division is considering recommending that the SEC bring civil and administrative enforcement actions against KSLP and Mr. Pasternak for possible violations of securities laws. These Wells Notices pertain to investigations into specific trade activity, conduct, supervision and record-keeping that occurred in 1999 through 2001. The Wells Notices from NASD’s Department of Market Regulation indicate that NASD intends to bring formal disciplinary proceedings against both parties relating to similar trade activity and conduct that occurred in 1999 and 2000. Three former KSLP employees have also received Wells Notices.

Although the Company filed its response to the Wells Notices with the SEC and NASD in April 2004, it is premature to fully assess the potential impact of these Wells Notices to the Company, the outcome of the investigations or the timing of their resolution. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a substantial judgment or other resolution could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, based on information currently available, that it is not probable that the ultimate outcome of these matters will have a material adverse effect on the consolidated financial condition of the Company, although they might be material to the operating results for any particular period, depending, in part, upon the operating results for that period.

11. Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three months ended March 31,
	2004	2003
Net income (loss)	$31,814,456	$(9,835,333)
Foreign currency translation adjustment, net of tax	—	79,124

Total comprehensive income (loss), net of tax	$31,814,456	$(9,756,209)

12. Earnings per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income (loss) by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock awards such as stock options and restricted stock were exercised or converted into Class A Common Stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004		2003
	Numerator / net income	Denominator / shares	Numerator / net loss	Denominator / shares
Net income (loss) and shares used in basic calculations	$31,814,456	113,473,360	$(9,835,333)	114,050,350
Effect of dilutive stock based awards	—	8,515,104	—	—

Net income (loss) and shares used in diluted calculations	$31,814,456	121,988,464	$(9,835,333)	114,050,350

Basic earnings per share		$0.28		$(0.09)

Diluted earnings per share		$0.26		$(0.09)

For the three months ended March 31, 2003, 2,362,507 shares of common stock equivalents were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during that period, and the effect of their inclusion would be anti-dilutive.

13. Stock-Based Compensation

The Company established the Knight Trading Group, Inc. 1998 Long Term Incentive Plan, the Knight Trading Group, Inc. 1998 Nonemployee Director Stock Option Plan and the Knight Trading Group, Inc. 2003 Equity Incentive Plan (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of the Company. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units (collectively, the “awards”), as defined by the Plans. In addition, the Plans limit the number of awards that may be granted overall and to an individual.

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options and awards generally vest over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the agreements. Restricted stock awards generally vest over three years. The Company has the right to fully vest employees in their option grants and restricted stock awards upon retirement and in certain other circumstances.

The Company granted 984,656 restricted shares under the Plans during the first quarter of 2004 as stock-based compensation. At March 31, 2004 the Company had 2,989,198 restricted shares outstanding, in aggregate, both under and outside of the Plans.

The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees over the vesting period. For the three months ended March 31, 2004 and 2003, the Company recorded compensation expense of $2.2 million and $668,000, respectively, all of which has been included in Employee compensation and benefits in the Consolidated Statements of Operations.

14. Business Segments

The Company has three reportable business segments: Equity Markets, Derivative Markets, and Asset Management. Equity Markets primarily represents market-making in U.S. equities. Derivative Markets primarily represents market-making and specialist operations in U.S. options. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds and the Company’s corporate investment in the Deephaven Funds.

The Company’s revenues, income (loss) before income taxes and discontinued operations and total assets by segment are summarized below (amounts in millions). Other revenues and expenses that are not directly attributable to a particular segment are allocated to the segments based upon the Company’s allocation methodologies, generally based on each segment’s respective resource usage or other appropriate measures.

	Equity Markets[1]	Derivative Markets[2]	Asset Management[3]	Eliminations[4]	Consolidated Total
For the three months ended March 31, 2004:
Revenues	$170.8	$50.2	$19.0	$(0.2)	$239.8
Income before income taxes and discontinued operations	35.0	8.3	10.0	—	53.3
Total assets	950.2	3,219.4	271.4	—	4,441.0

For the three months ended March 31, 2003:
Revenues	$73.6	$32.2	$20.6	$(0.1)	$126.3
(Loss) income before income taxes and discontinued operations	(27.6)	(1.8)	13.8	—	(15.6)
Total assets	605.0	2,646.3	207.1	—	3,458.4

[1]	(Loss) income before income taxes and discontinued operations (“Pre-tax income”) for the three months ended March 31, 2003 includes $16.7 million in writedowns of assets and lease loss accruals described in Footnote 8.
[2]	Pre-tax income for the three months ended March 31, 2003 includes $700,000 in writedowns of assets and lease loss accruals described in Footnote 8.
[3]	The Company had corporate investments of $227.4 million and $179.7 million invested in the Deephaven Funds at March 31, 2004 and 2003, respectively. These investments are included in the Asset Management segment. Revenues generated by these corporate investments for the three months ended March 31, 2004 and 2003 were $4.8 million and $6.1 million, respectively.
[4]	Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

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

Executive Overview

The Company has three reportable business segments: Equity Markets, Derivative Markets, and Asset Management.

•	Equity Markets—We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets.

•	Derivative Markets—We are a leading U.S. listed options market maker and specialist, providing comprehensive trade execution services to institutions and broker-dealers across a significant number of U.S. option products.

•	Asset Management—We operate an asset management business for institutions and high-net-worth individuals, managing $2.2 billion of assets as of March 31, 2004. The Deephaven Funds received additional net contributions on April 1, 2004, bringing total assets under management to $2.5 billion. The Company’s investment in the Deephaven Funds, which was $227.4 million at March 31, 2004, and related investment returns, are included within this segment.

The following table sets forth the revenues, expenses excluding writedown of assets and lease loss accrual (“Operating Expenses”) and income (loss) before writedown of assets and lease loss accrual, income taxes and discontinued operations (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	For the three months ended March 31,
	2004	2003
Equity Markets
Revenues	$170.8	$73.6
Operating Expenses	135.8	84.5

Pre-Tax Operating Earnings	35.0	(10.9)

Derivative Markets
Revenues	50.2	32.2
Operating Expenses	41.9	33.3

Pre-Tax Operating Earnings	8.3	(1.1)

Asset Management
Revenues	19.0	20.6
Operating Expenses	9.0	6.8

Pre-Tax Operating Earnings	10.0	13.8

Consolidated
Revenues*	239.8	126.3
Operating Expenses*	186.5	124.5

Pre-Tax Operating Earnings	$53.3	$1.8

*	– Consolidated Revenues and Operating Expenses for the three months ended March 31, 2004 and 2003 include the elimination of intercompany management fees of $222,000 and $75,000, respectively.

Diluted earnings per share was $0.26 for the three months ended March 31, 2004, compared to a loss of $0.09 per share for the same period in 2003. Total revenues for the three months ended March 31, 2004 increased 90% from the comparable period in 2003, while Operating Expenses increased 50%. Pre-Tax Operating Earnings increased to $53.3 million for the three months ended March 31, 2004, up from $1.8 million for the same period in 2003.

The improvement in our first quarter of 2004 financial results was primarily a result of the strong turnaround in our Equity Markets business, driven by the improvement in market conditions, the growth of our institutional business and reductions in our cost base in the U.S. Derivative Markets results also improved due to higher contract volumes and reductions in our cost base. Pre-tax Operating Earnings from our Asset Management business decreased slightly due to lower fund returns offset, in part, by the growth in our assets under management and the increase in our investment in the Deephaven Funds.

A reconciliation of GAAP income (loss) before income taxes and discontinued operations (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings is included elsewhere in this section.

Market and Economic Conditions in the First Quarter of 2004

In the U.S., equity indices were virtually unchanged during the first quarter of 2004. The Dow Jones Industrial Average and the Nasdaq Composite declined 0.9% and 0.5%, respectively, from December 31, 2003. The S&P 500, however, rose 1.3% during the first quarter of 2004.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with institutional clients; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees related to our legal proceedings; the strength of our client relationships; the amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and sales, trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters, including ongoing regulatory investigations; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share and revenue capture in our Equity Markets and Derivative Markets segments and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in any of our business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

Trends

We believe that our business is currently impacted by the following trends that may affect our financial condition and results of operations.

•	Over the past three years, the effects of decimalization and other market structure changes, competition and market conditions have resulted in a decline in revenue capture per U.S. equity dollar value traded in our Equity Markets operations and revenue capture per option contract in our Derivative Markets operations.

•	Retail broker-dealer participation in the equity and options markets increased in 2003 and in the first quarter of 2004 from the prior two years, particularly in low-priced OTC Bulletin Board issues. This growth in retail transaction volumes may not be sustainable.

•	Decimalization, market structure changes, competition and market conditions have triggered an industry shift from market makers trading OTC securities solely as principal to executing trades on a riskless principal or agency basis with institutions paying commission-equivalents or commissions, respectively. Currently, we execute the majority of our institutional client orders on a riskless principal or agency basis, charging commission-equivalents or commissions, respectively, and we execute the majority of our broker-dealer client orders as principal. In addition, institutional commission rates have fallen in the past few years, and this may continue throughout 2004.

•	Market makers have reduced their payment for order flow rates as average revenue capture per U.S. equity dollar value traded and average revenue capture per option contract have fallen. As a result, we have changed our payment for order flow rates several times over the past three years. In addition, we also have expanded our program of charging execution fees to certain of our broker-dealer clients for certain order flow.

•	The introduction of SuperMontage™ by Nasdaq and the increase in trading of Nasdaq-listed securities on other exchanges has increased market fragmentation in the Equity Markets segment, resulting in increased execution expenses, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. The Derivative Markets segment is also experiencing changes in market structure.

•	Due to regulatory scrutiny over the past two years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional commissions are being allocated to broker-dealers based on the quality of executions. In the past, institutional equity commissions were primarily allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•	Executions in the Equity Markets and Derivatives Markets segments are becoming increasingly automated. Increased automation results in improved efficiency and lower transaction costs.

•	There has been increased scrutiny of hedge funds and soft dollar practices by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been a growing trend among fund management companies and institutions to allocate more of their assets to hedge fund investments. This has influenced the growth in the hedge fund industry and may result in greater competition in the future.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Net trading revenue and Commissions and fees from U.S. securities trading and market-making activities from both Equity and Derivative Markets. Net trading revenue, which consists of trading gains net of trading losses, is primarily affected by changes in the amount and mix of U.S. equity trade and share volumes and U.S. option contract volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients, and regulatory changes and evolving industry customs and practices.

Securities transactions with clients are executed as principal, riskless principal or agent. Profits and losses on principal transactions are included within Net trading revenue, and commissions and commission equivalents earned on agency transactions and riskless principal transactions, respectively, are included within Commissions and fees. We execute the majority of our institutional client orders on a riskless principal or agency basis, generating commission equivalents or commissions, respectively. In the first quarter of 2004, we changed the classification of commission equivalents on riskless principal transactions from inclusion in Net trading revenues to inclusion in Commissions and fees as commission equivalents are similar in nature to commissions on agency transactions. Commission equivalents for the three months ended March 31, 2004 and 2003 were $39.4 million and $20.9 million, respectively. This classification is also in line with industry trends. As a result, prior period amounts have been reclassified to conform to current period presentation. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of our soft dollar and commission recapture activity as well as by changes in fees earned for directing trades to certain destinations for execution.

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

Expenses

Our operating expenses largely consist of Employee compensation and benefits, Payments for order flow and Execution and clearance fees. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, our profitability and our number of employees. Payments for order flow fluctuate based on U.S. equity share and option volume, our profitability, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, option contract volume, clearance fees charged by clearing brokers and fees paid to access ECNs, exchanges and certain regulatory bodies.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability -based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual and overall performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain expenses including soft dollar and commission recapture expenses, execution and clearance costs and overhead allocations. The majority of compensation in Asset Management is determined based on a profitability-based formula.

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

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities and U.S. option contracts to us. Payments for order flow fluctuate as we modify our payment rates and as our percentage of clients whose policy is not to accept payments for order flow varies.

Soft dollar and commission recapture expense represent payments to institutions in connection with our soft dollar and commission recapture programs. As this is the first full quarter following our December 2003 purchase of the business of Donaldson, this is the first period in which these expenses are being presented separately. Previously, these expenses were primarily included within Payments for order flow and Execution and clearance fees. Prior period amounts have been reclassified to reflect the current period presentation.

The Writedown of assets and lease loss accrual related to our domestic businesses consists of costs associated with impairment charges on intangible assets, excess real estate, fixed assets that are no longer actively used and the writedown of certain domestic strategic investments and exchange seats to fair value.

Three Months Ended March 31, 2004 and 2003

Revenues

Equity Markets

	For the three months ended March 31,
	2004	2003	Change	% of Change
Net trading revenue (millions)	$92.4	$43.8	$48.6	110.8%
Commissions and fees (millions)	76.9	28.3	48.5	171.4%
Interest and dividends, net (millions)	0.6	0.6	(0.0)	0.0%
Investment income and other (millions)	0.9	0.9	0.1	8.9%

Total Revenues	$170.8	$73.6	$97.2	132.1%

U.S equity dollar value traded ($billions)	503.8	274.7	229.1	83.4%
U.S. equity trades executed (millions)	59.6	34.3	25.3	73.9%
Nasdaq and Listed equity shares traded (in billions)	40.9	26.6	14.3	53.9%
OTC Bulletin Board and Pink Sheet shares traded (in billions)	320.6	40.0	280.6	701.4%
Average revenue capture per U.S. equity dollar value traded ($) (bps)	2.84	2.54	0.30	11.8%

Total revenues from our Equity Markets business segment, which is primarily comprised of Net trading revenue and Commissions and fees from our domestic businesses, increased 132.1% to $170.8 million for the three months ended March 31, 2004, from $73.6 million for the comparable period in 2003. The first quarter of 2004 was positively impacted by an improvement in general market conditions, an increase in our institutional business and higher volumes from broker-dealer clients, particularly in low priced OTC Bulletin Board and Pink Sheet shares. Net trading revenue increased 110.8% to $92.4 million for the three months ended March 31, 2004, from $43.8 million for the comparable period in 2003, as adjusted. Net trading revenues increased primarily due to the increase in dollar value traded as well as the increase in average revenue capture per dollar value traded. Commissions and fees increased to $76.9 million for the three months ended March 31, 2004, from $28.3 million for the comparable period in 2003, as adjusted. The increase in commissions and fees is primarily attributable to the overall growth of our institutional business and a full quarter of soft dollar related commissions from our Donaldson division, which was acquired on December 1, 2003. Excluding the impact of Donaldson, Commissions and fees would have increased 102.4% to $57.3 million for the three months ended March 31, 2004, from $28.3 million for the comparable period in 2003, as adjusted.

Transaction volumes within our Equity Markets business segment were significantly higher for the first quarter of 2004, compared to the first quarter of 2003. U.S. equity dollar value traded increased 83.4% for the first quarter of 2004 compared to the first quarter of 2003. Overall, U.S. equity share volume increased over 400%, primarily due to the increase in volumes in low priced OTC Bulletin Board and Pink Sheet shares, and there was a 73.9% increase in the number of U.S. equity trades executed.

Average revenue capture per U.S. equity dollar value traded was 2.84 basis points (“bps”) for the three months ended March 31, 2004, an increase of 11.8% from 2.54 bps in the comparable period in 2003. In the first quarter of 2004, we changed the formula for calculating the average revenue capture per dollar value traded metric. Average revenue capture per U.S. equity dollar value traded is now calculated as the total of net trading revenues and institutional commissions and commission equivalents (included in Commissions and fees), (collectively, “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. In prior quarters, average revenue capture per dollar value traded was calculated solely using net trading revenues (which included commission equivalents), but excluded institutional commissions. All prior year metrics have been adjusted to conform to the current period presentation. Core Equity Revenues were $143.2 million and $69.9 million for the three months ended March 31, 2004 and 2003, respectively.

Derivative Markets

	For the three months ended March 31,
	2004	2003	Change	% of Change
Net trading revenue (millions)	$44.7	$26.4	$18.3	69.5%
Commissions and fees (millions)	8.7	4.4	4.3	96.3%
Interest and dividends, net (millions)	(3.7)	0.9	(4.6)	-498.0%
Investment income and other (millions)	0.5	0.5	0.0	0.0%

Total Revenues	$50.2	$32.2	$18.0	55.8%

U.S. option contracts (millions)	21.5	12.9	8.6	66.9%
Average revenue capture per U.S. option contract ($)	1.91	2.13	(0.22)	-10.3%

Total revenues from our Derivative Markets segment increased 55.8% to $50.2 million for the three months ended March 31, 2004, from $32.2 million for the comparable period in 2003. The increase was primarily due to a 66.9% increase in the number of U.S. option contracts traded in the first quarter of 2004, compared to the first quarter of 2003 offset, in part, by a 10.3% decrease in average revenue capture per U.S. option contract traded. Additionally, the Derivative Markets segment earned higher commissions related to its options order routing business primarily due to higher volumes.

Asset Management

	For the three months ended March 31,
	2004	2003	Change	% of Change
Asset management fees (millions)	$13.9	$14.2	$(0.3)	-2.1%
Investment income and other (millions)	5.0	6.3	(1.3)	-20.4%

Total Revenues	$19.0	$20.6	$(1.6)	-7.6%

Average month-end balance of assets under management ($millions)	1,965.1	1,230.9	734.2	59.6%
Quarter to date Fund return to investors*	2.0%	3.7%	-1.7%	-45.9%

*	Return represents average return across all assets under management in the Deephaven Funds

Total revenues from our Asset Management segment decreased 7.6% to $19.0 million for the three months ended March 31, 2004, from $20.6 million for the comparable period in 2003. Asset management fees decreased to $13.9 million for the three months ended March 31, 2004, from $14.2 million for the comparable period in 2003. The decrease is due to the reduction in the average fund returns to the investors. The average fund return for the three months ended March 31, 2004 was 2.0%, down from 3.7% in the comparable period in 2003. The decrease was offset, in part, by the increase in assets under management. The average month-end balance of assets under management increased to $1.97 billion during the first quarter of 2004, from an average of $1.23 billion during the comparable period in 2003.

Investment income and other, which primarily represents income from our corporate investments in the Deephaven Funds, decreased 20.4%. The decrease is due to lower average returns on our corporate investment offset, in part, by a higher average investment balance. The Company’s average corporate month-end balance invested in the Deephaven Funds increased to $227.4 million during the first quarter of 2004, up from an average of $169.7 million during the comparable period in 2003.

Expenses

Employee compensation and benefits expense increased 47.8% to $79.8 million for the three months ended March 31, 2004, from $54.0 million for the comparable period in 2003. As a percentage of total revenue, Employee compensation and benefits decreased to 33.3% for the three months ended March 31, 2004, from 42.8% in the comparable period in 2003. These changes were primarily due to higher profitability-based compensation as a result of an increase in revenues and margins offset, in part, by reduced headcount. Our number of full time employees decreased to 933 at March 31, 2004, from 965 full time employees at March 31, 2003. In connection with these headcount reductions, we incurred severance costs of $682,000 for the three months ended March 31, 2004, down from $2.9 million in the comparable period in 2003.

Execution and clearance fees increased 51.6% to $44.3 million for the three months ended March 31, 2004, from $29.2 million for the comparable period in 2003. As a percentage of total revenue, Execution and clearance fees decreased to 18.5% for the three months ended March 31, 2004, from 23.1% for the comparable period in 2003. The increase on a dollar basis was due to the increase in equity trades and options contracts executed as well as increased costs related to executing orders through ECNs offset, in part, by a reduction in clearance and execution rates. The decrease as a percentage of total revenue was primarily due to lower clearance rates, higher revenue capture and the overall increase in commissions and fees from Donaldson, which have lower associated execution and clearance fees.

Payments for order flow increased 78.8% to $19.5 million for the three months ended March 31, 2004, from $10.9 million from the comparable period in 2003. As a percentage of total revenue, Payments for order flow decreased to 8.1% for the three months ended March 31, 2004, from 8.6% for the comparable period in 2003. The increase on a dollar basis was due to the increase in volumes offset, in part, by changes in our payment for order flow policy. The decrease on a percentage basis was primarily due to higher revenue capture, changes in our payment for order flow policy and higher commissions from Donaldson, which have no associated payments for order flow.

Soft dollar and commission recapture expense increased to $15.8 million for the three months ended March 31, 2004, from $667,000 for the comparable period in 2003. The increase is primarily due to the purchase of the business of Donaldson on December 1, 2003.

Communications and data processing expense decreased 11.0% to $7.8 million for the three months ended March 31, 2004, from $8.7 million for the comparable period in 2003. This decrease was generally attributable to a decrease in headcount and related technology costs.

Depreciation and amortization expense decreased 28.6% to $5.8 million for the three months ended March 31, 2004, from $8.1 million for the comparable period in 2003. This decrease was primarily due to assets fully depreciating in the normal course of business offset, in part, by the purchases of additional fixed assets during 2003 and the first quarter of 2004.

Occupancy and equipment rentals expense increased 8.7% to $4.8 million for the three months ended March 31, 2004, from $4.4 million for the comparable period in 2003. This increase was primarily attributable to the leasing of additional office space offset, in part, by the lease loss accruals recorded in the first quarter of 2003 related to our excess real estate capacity, primarily in Jersey City, NJ. We currently have 266,000 square feet of unoccupied office space in Jersey City.

Professional fees decreased 5.3% to $3.6 million for the three months ended March 31, 2004, from $3.8 million for the comparable period in 2003. The decrease in 2004 was primarily due to a decrease in legal expenses, which will fluctuate based on the activity surrounding our various legal and regulatory proceedings.

Business development expense increased 9.9%, while Other expenses increased 11.2%. The primary reasons for the changes were higher advertising, travel and entertainment costs and other administrative costs, consistent with our business growth in the past year.

There were no charges incurred related to our domestic businesses for the three months ended March 31, 2004. During the three months ended March 31, 2003, charges of $17.4 million were incurred related to our domestic businesses. These charges consisted of $10.3 million of lease loss accruals related to the costs associated with our excess real estate capacity, primarily in Jersey City, NJ, $6.8 million related to the writedown of our strategic investment in Nasdaq to fair value and $260,000 related to the writedown of fixed assets that are no longer actively used.

Our effective income tax rates, from continuing operations, of 40.3% and 43.7% for the three months ended March 31, 2004 and 2003, respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes and, for the three months ended March 31, 2003, non-deductible foreign losses.

Reconciliation of Total GAAP Expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-Q, the Company has disclosed its Operating Expenses and Pre-Tax Operating Earnings to assist the reader in understanding the impact of the writedown of assets and lease loss accrual on the Company’s first quarter of 2003 results by segment, thereby facilitating more useful period-to-period comparisons of the Company’s businesses. For additional information related to segments, please see Footnote 14 to the Consolidated Financial Statements included elsewhere in this document.

As there was no Writedown of assets and lease loss accrual or other charges for the three months ended March 31, 2004, there is no difference between GAAP Expenses and Operating Expenses or Pre-Tax GAAP Income and Pre-Tax Operating Earnings for this period. Charts are presented in millions.

Total GAAP Expenses to Operating Expenses

	For the three months ended March 31, 2003
	Equity Markets	Derivative Markets	Asset Mgmt	Total*
Total GAAP Expenses	$101.2	$34.0	$6.8	$141.9

Writedown of assets and lease loss accrual	16.7	0.7	—	17.4

Operating Expenses	$84.5	$33.3	$6.8	$124.5

* – The Total amounts presented include the elimination of intercompany management fees of $75,000.

Pre-Tax GAAP Income to Pre-Tax Operating Earnings

	For the three months ended March 31, 2003
	Equity Markets	Derivative Markets	Asset Mgmt	Total

Pre-Tax GAAP Income	$(27.6)	$(1.8)	$13.8	$(15.6)

Writedown of assets and lease loss accrual	16.7	0.7	—	17.4

Pre-Tax Operating Earnings	$(10.9)	$(1.1)	$13.8	$1.8

Liquidity

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances. As of March 31, 2004, we had $4.4 billion in assets, 90% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. At March 31, 2004, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $387.1 million. Additionally, our corporate investment in the Deephaven Funds was $227.4 million at March 31, 2004. The majority of this investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

Income (loss) before income taxes and discontinued operations was $53.3 million and ($15.6 million) for the three months ended March 31, 2004 and 2003, respectively. Included in these balances were certain non-cash expenses such as depreciation and amortization and certain non-cash writedowns. Depreciation expense was $5.1 million and $7.8 million for the three months ended March 31, 2004 and 2003, respectively. Amortization expense, which related to intangible assets was $716,000 and $671,000 for the three months ended March 31, 2004 and 2003, respectively. There were no non-cash writedowns for the three months ended March 31, 2004. Non-cash writedowns consisted of $7.0 million during the three months ended March 31, 2003, primarily related to impaired strategic investments and fixed assets no longer actively being used.

Purchases, net of proceeds, from strategic investments and acquisitions were $6.4 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of the ownership interests of substantially all of the minority owners of KREL. We increased our corporate investment in the Deephaven Funds by $29.8 million and $31.1 million during the three months ended March 31, 2004 and 2003, respectively.

Capital expenditures were $3.8 million and $2.2 million during the three months ended March 31, 2004 and 2003, respectively. Capital expenditures primarily relate to the purchase of data processing and communications equipment, capitalized software and leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost. We anticipate moving our Jersey City, NJ offices into our leased office space at 545 Washington Boulevard in the next 18 months. Currently, we estimate that we will spend approximately $45 million to $50 million related to this move, the majority of which will be for leasehold improvements that will be amortized over the remaining life of the lease, which ends in October 2021.

At its April 20, 2004 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $95 million, to $110 million. The Company repurchased 501,700 shares during the first quarter of 2004 for a total cost of $6.1 million. Through March 31, 2004, the Company had repurchased 14,816,900 shares for $80.7 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 116.2 million shares of Class A Common Stock outstanding as of March 31, 2004.

As registered broker-dealers, Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”), Knight Financial Products LLC (“KFP”) and Knight Execution Partners LLC (“KEP”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At March 31, 2004, KEM had net capital of $78.9 million, which was $73.8 million in excess of its minimum net capital requirement of $5.1 million, KCM had net capital of $26.0 million which was $22.9 million in excess of its minimum net capital requirement of $3.1 million, KFP had net capital of $19.5 million which was $19.2 million in excess of its minimum net capital requirement of $250,000 and KEP had net capital of $6.0 million which was $5.7 million in excess of its minimum net capital requirement of $272,000. Additionally, Knight Securities International Ltd. (“KSIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. KSIL had net capital of $9.6 million, which was $3.3 million in excess of its minimum net capital requirement of $6.3 million.

We have no long-term debt at March 31, 2004 nor do we currently have any material long-term debt commitments for the rest of 2004. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (which requires the accrual of future costs to be made using a discounted cash flow analysis for lease losses initiated after such date), and costs related to the excess capacity are accrued. The majority of this amount is related to our lease at 545 Washington Boulevard in Jersey City, New Jersey, of approximately 266,000 square feet, all of which is currently unoccupied. The Company engaged a real estate broker in order to sub-lease approximately 78,000 square feet based on an assessment of our real estate needs. This accrual was derived from assumptions and estimates based on lease terms of the anticipated sub-lease agreement, which assumed a sub-lease would have commenced in the middle of 2005, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis, or when an event occurs or circumstances change that signify the existence of impairment.

•	Our Goodwill of $23.4 million as of March 31, 2004 is related to the purchase of our listed equities market maker, KCM, our order routing business of KEP, the business of Donaldson and the purchase of the shares of substantially all of the investors in KREL. During our annual tests for impairment done in 2003, it was determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

•	Our Intangible assets balance of $13.5 million as of March 31, 2004 is attributable to both our Equity Markets and our Derivative Markets business segments. Included in our Equity Markets business segment is $11.9 million related to our acquisition of the business of Donaldson. These assets are being amortized over their useful lives, which have been determined to range from five to thirty years. Included in our Derivative Markets business segment is $1.6 million related to our trading rights and trading posts on various options exchanges. During our annual tests for impairment done in 2003, it was determined that these intangible assets were permanently impaired. Consequently, the intangible assets relating to our trading rights and trading posts on various options exchanges were written down to fair value, resulting in a $29.5 million impairment charge. The carrying value of the residual intangible assets continues to be amortized over their remaining useful lives, the majority of which are less than one year, with the remainder up to fourteen years.

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments for which a quoted market or dealer price is not available for the size of our investment is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments, which include our investment in Nasdaq and the ISE, are reviewed on an ongoing basis.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Asset Management Fees—The Company earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds, or the net asset value at the time each investor made his purchase. If any of the Deephaven Funds recognize a loss in the second half of a calendar year, the Incentive Allocation Fee for such fund is recalculated on an annual rather than a semi-annual basis.

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

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 were immediately effective for financial instruments entered into or modified after May 31, 2003 and applied to all financial instruments at the beginning of the third quarter of 2003. The adoption of this statement did not have an effect on our financial statements.

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

Equity Markets

We employ automated proprietary trading and position management systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals and real-time profits and losses. The management of trading positions is enhanced by a review of mark-to-market valuations and position summaries on a daily basis.

In the normal course of our equities market-making business, we maintain inventories which primarily consist of exchange-listed and OTC equity securities. The fair value of these securities at March 31, 2004 and 2003 was $314.8 million and $122.0 million, respectively, in long positions and $270.5 million and $89.4 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $4.4 million loss and a $3.3 million loss as of March 31, 2004 and 2003, respectively, due to the offset of losses in long positions with gains in short positions.

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

Our proprietary options risk management system allows us to stress test our portfolio on a real-time basis. On a daily basis, risk reports are distributed to senior management and the firm’s risk managers who incorporate this information in our market-making decisions. These reports identify potential exposures with respect to options and futures on individual securities and index contracts under extreme price and volatility movements.

As of March 31, 2004, using a hypothetical 10% decrease in the underlying stock prices, the potential change in fair value of our entire equity options, equity index options and commodity options portfolios, which contain the majority of the market risk for the Derivatives Market segment, is estimated to be a loss of $0.8 million. Using a hypothetical 10% increase in the underlying stock prices, the potential change in fair value is estimated to be a gain of $22.7 million. This stress analysis covers positions in options and futures, underlying securities and related hedges. The estimated change in fair value due to hypothetical changes in stock prices include our estimated impact of correlated moves in volatility, and make the assumption of a universal 10% price movement in all of our underlying positions. The analysis also includes a number of estimates that we believe to be reasonable.

Asset Management

As of March 31, 2004, the Company had a $227.4 million corporate investment in the Deephaven Funds. In addition, the Company held $19.9 million in investments in the Deephaven Funds related to employee deferred compensation plans. The general objective of “market neutral” strategies is to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event/risk arbitrage, relative value equity, distressed debt and private placements in public companies. Because the basis of the Deephaven Funds’ strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Deephaven Funds is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. “Market neutral” trading involves substantial risks. Disruptions in historical pricing relationships can result in significant losses. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Regulatory

The Company owns subsidiaries which are regulated broker-dealers and which are subject to extensive oversight under federal, state and applicable international laws. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the SEC or self-regulatory organizations (“SRO”), are reviewed in the ordinary course of business by our primary regulators: the SEC, the NASD and the CBOE. The Company, as a major order flow execution destination, is named from time to time, or is asked to respond to a number of regulatory matters brought by the SEC or SROs that arise from its trading activity. In some instances, these matters may rise to an SEC or SRO disciplinary action and/or civil or administrative action.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, KSLP received Wells Notices from the staff of the SEC’s Division of Enforcement and NASD’s Department of Market Regulation. In April 2004, KSLP provided its responses to both the SEC and NASD regarding the proposed charges.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the first quarter of 2004:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2004 - January 31, 2004 (1)	—	$—	—	$20,370,410
February 1, 2004 - February 29, 2004	26,700	13.28	26,700	20,015,821
March 1, 2004 - March 31, 2004 (1)	475,000	12.05	475,000	14,293,008

Total	501,700	12.11	501,700

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods. These periods generally occur during the last few weeks of a quarter and the first few weeks of a quarter prior to the release of the Company’s quarterly earnings.
(2)	All shares were repurchased through our publicly announced stock repurchase program. Table excludes shares repurchased related to tax withholdings resulting from the vesting of employee restricted stock.
(3)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $75 million to a total of $110 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003 and April 20, 2004. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The total remaining authorization under the program was $24.7 million as of May 4, 2004. The repurchase program has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K:

On January 22, 2004 the Company furnished a Current Report on Form 8-K announcing its results for the quarter ending December 31, 2004.

On February 10, 2004 the Company filed a Current Report on Form 8-K announcing the resignation from the Board of Directors of Anthony M. Sanfilippo.

On February 26, 2004 the Company filed a Current Report on Form 8-K announcing the election of Thomas C. Lockburner to the Company’s Board of Directors.

On March 4, 2004 the Company filed a Current Report on Form 8-K announcing that its wholly-owned subsidiary, Knight Securities, L.P. and its former CEO, Kenneth D. Pasternak, had received Wells Notices from the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission and the NASD’s Department of Regulation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 6th day of May, 2004.

KNIGHT TRADING GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chief Executive Officer and President