Form 10-Q
period 2004-06-30
KNIGHT TRADING GROUP INC
filed 2004-08-05
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

At August 5, 2004 the number of shares outstanding of the Registrant’s Class A Common Stock was 116,256,533 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT TRADING GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2004

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
REVENUES
Net trading revenue	$89,730,381	$100,980,052	$226,800,570	$171,168,255
Commissions and fees	78,246,615	42,875,984	163,619,252	75,569,624
Asset management fees	8,106,756	9,766,106	22,038,887	23,991,827
Interest and dividends, net	(1,477,813)	1,236,869	(4,335,948)	3,007,231
Investment income and other	1,360,703	4,524,342	7,687,470	11,982,244

Total revenues	175,966,642	159,383,353	415,810,231	285,719,181

EXPENSES
Employee compensation and benefits	65,750,925	61,441,064	145,599,876	115,459,037
Execution and clearance fees	37,087,489	30,644,548	81,379,819	59,862,172
Payments for order flow	15,348,457	11,269,288	34,859,953	22,182,079
Soft dollar and commission recapture	14,236,854	1,607,847	30,012,769	2,275,321
Communications and data processing	7,742,138	8,002,990	15,519,563	16,737,296
Depreciation and amortization	4,924,095	7,395,158	10,715,471	15,510,796
Occupancy and equipment rentals	4,738,800	4,902,294	9,559,976	9,337,926
Professional fees	4,205,807	3,783,242	7,796,686	7,575,406
Business development	1,956,727	1,880,747	4,099,524	3,830,652
Writedown of assets and lease loss accrual	2,623,986	—	2,623,986	17,412,066
Regulatory charges and related matters	79,200,000	—	79,200,000	—
Other	2,436,711	2,045,884	5,398,643	4,710,440

Total expenses	240,251,989	132,973,062	426,766,266	274,893,191

(Loss) income before income taxes and discontinued operations	(64,285,347)	26,410,291	(10,956,035)	10,825,990
Income tax (benefit) expense	(16,439,285)	10,550,949	5,075,572	3,746,050

Net (loss) income from continuing operations	(47,846,062)	15,859,342	(16,031,607)	7,079,940
Loss from discontinued operations, net of tax	—	(1,068,366)	—	(2,124,297)

Net (loss) income	$(47,846,062)	$14,790,976	$(16,031,607)	$4,955,643

Basic and diluted earnings per share from continuing operations	$(0.42)	$0.14	$(0.14)	$0.06

Basic and diluted earnings per share from discontinued operations	$—	$(0.01)	$—	$(0.02)

Basic and diluted earnings per share	$(0.42)	$0.13	$(0.14)	$0.04

Shares used in computation of basic earnings per share	112,971,307	110,605,879	113,222,334	112,318,599

Shares used in computation of diluted earnings per share	112,971,307	113,616,863	113,222,334	115,006,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$223,560,628	$262,200,309
Securities owned, held at clearing brokers, at market value	3,351,750,964	3,025,120,511
Receivable from brokers and dealers	504,031,170	269,815,897
Investment in Deephaven sponsored funds	207,899,205	197,605,068
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	38,658,542	37,557,829
Strategic investments	25,922,073	20,516,876
Goodwill	23,626,692	21,109,518
Intangible assets, less accumulated amortization	13,496,009	14,696,175
Other assets	142,892,410	109,196,325

Total assets	$4,531,837,693	$3,957,818,508

LIABILITIES & STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, not yet purchased, at market value	$2,593,811,020	$2,658,090,718
Payable to brokers and dealers	919,642,804	313,744,175
Accrued compensation expense	89,195,314	116,668,586
Accrued expenses and other liabilities	155,997,181	79,183,251

Total liabilities	3,758,646,319	3,167,686,730

Stockholders’ equity
Class A Common Stock, $.01 par value, 500,000,000 shares authorized; 130,472,036 shares issued and 116,010,900 shares outstanding at June 30, 2004 and 128,187,060 shares issued and 115,110,555 shares outstanding at December 31, 2003	1,304,720	1,281,871
Additional paid-in-capital	398,293,169	370,897,405
Retained earnings	483,025,149	499,056,756
Treasury stock, at cost; 14,461,136 shares at June 30, 2004 and 13,076,505 at December 31, 2003	(85,181,965)	(68,795,258)
Unamortized stock-based compensation	(24,249,699)	(12,308,996)

Total stockholders’ equity	773,191,374	790,131,778

Total liabilities and stockholders’ equity	$4,531,837,693	$3,957,818,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities
Net (loss) income	$(16,031,607)	$4,955,643
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Writedown of assets and lease loss accrual	2,623,986	17,412,066
Depreciation and amortization	10,715,471	16,025,737
Stock-based compensation	5,628,647	1,436,076
Income tax benefit on stock awards exercised	2,997,374	—
Charges related to discontinued operations, net of taxes and minority interest	—	4,956,953
Minority interest in losses of discontinued operations	—	870,431
(Increase) decrease in operating assets
Securities owned	(326,630,453)	(1,028,454,954)
Receivable from brokers and dealers	(234,215,273)	91,452,380
Other assets	(33,632,786)	16,767,955
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	(64,279,698)	910,241,214
Payable to brokers and dealers	605,898,629	(15,123,420)
Accrued compensation expense	(27,902,065)	(5,930,405)
Accrued expenses and other liabilities	74,390,272	(5,601,420)

Net cash (used in) provided by operating activities	(437,503)	9,008,256

Cash flows from investing activities
Investment in Deephaven sponsored funds	(10,294,137)	(34,916,939)
Purchases of fixed assets and leasehold improvements	(11,117,349)	(5,404,987)
Purchases, net of proceeds, from strategic investments	(5,622,370)	(1,795,459)
Sale of options trading posts	501,000	—

Net cash used in investing activities	(26,532,856)	(42,117,385)

Cash flows from financing activities
Stock options exercised	6,788,591	316,500
Cost of common stock repurchased	(15,957,913)	(28,056,981)
Purchase of shares from minority investors in Knight Roundtable Europe Limited	(2,500,000)	—

Net cash used in financing activities	(11,669,322)	(27,740,481)

Decrease in cash and cash equivalents	(38,639,681)	(60,849,610)
Cash and cash equivalents at beginning of period	262,200,309	313,515,646

Cash and cash equivalents at end of period	$223,560,628	$252,666,036

Supplemental disclosure of cash flow information:
Cash paid for interest	$262,122	$102,196

Cash paid for income taxes	$26,247,038	$1,060,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

1.    Organization and Description of the Business

Knight Trading Group, Inc. and its subsidiaries (the “Company”) operate in Equity Markets, Derivative Markets and Asset Management segments. The Company’s business segments are comprised of the following operating subsidiaries:

Equity Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). Additionally, in December 2003, KEM acquired the business of Donaldson & Co., Incorporated (“Donaldson”), a firm that offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”), the National Stock Exchange and the Pacific Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Roundtable Europe Limited (“KREL”) owns Knight Equity Markets International Limited (“KEMIL”, formerly Knight Securities International, Ltd.), a U.K. registered broker-dealer that provides execution services for European clients in European and U.S. equities. During the first half of 2004, the Company acquired all of the ownership interests of the minority owners of KREL. KEMIL is regulated by the Financial Services Authority in the U.K. and is a member of the London Stock Exchange.

•	Knight Securities Japan Ltd. (“KSJ”) operated as a market maker in Japanese equity securities until it ceased its trading operations and was subsequently liquidated in 2003. The Company owned 60% of KSJ through a joint venture with Nikko Cordial Group. See Footnote 9 “Discontinued Operations” for a further discussion of KSJ.

Derivative Markets

•	Knight Financial Products LLC (“KFP”) operates as a market maker and specialist in options on individual equities, equity indices and fixed income and commodity futures instruments in the U.S. KFP, through its affiliate Knight Execution Partners LLC (“KEP”), also manages a professional option and equity execution services business. KFP and KEP are broker-dealers registered with the SEC and are members of the Chicago Board Options Exchange, American Stock Exchange, Philadelphia Stock Exchange, Pacific Stock Exchange and the International Securities Exchange (“ISE”) and operate on the Boston Options Exchange. KFP is also a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and the Philadelphia Board of Trade. KEP is also a member of the NASD.

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment manager and sponsor of the Deephaven investment funds (the “Deephaven Funds”). The Company’s corporate investment in the Deephaven Funds is also included in this segment.

2.    Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC.

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

Market making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities and listed options contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. In the first quarter of 2004, we changed the classification of revenues from transactions which generate commission equivalents from inclusion in Net trading revenues to inclusion in Commissions and fees as commission equivalents are similar in nature to commissions on agency transactions. Commission equivalents for the three and six months ended June 30, 2004 were $37.0 million and $76.3 million, respectively. Commission equivalents for the three and six months ended June 30, 2003 were $28.3 million and $49.2 million, respectively.

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

Asset management fees

The Company earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds, or the net asset value at the time each investor made a purchase. If Deephaven’s Market Neutral Fund, which contains the majority of assets under management, recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis.

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

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments, which include our investments in Nasdaq and the ISE, are reviewed by management on an ongoing basis.

Treasury stock

The Company records its purchases of treasury stock at cost as a separate component of Stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions.

Foreign currencies

The functional currency of the Company’s consolidated foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Prior to its liquidation, KSJ’s functional currency was the Japanese yen. The foreign exchange gains and losses resulting from the translation of the financial statements of KSJ were included within a separate component of Stockholders’ equity until KSJ’s liquidation. As discussed in Footnote 9 “Discontinued Operations,” in the second quarter of 2003, KSJ ceased its operations, and its results, including the effects of translation, are included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations.

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

Income taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets and liabilities are included in Other assets and Accrued expenses and other liabilities, respectively.

Stock-Based compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock-based compensation plans. Options are granted at the then market value, resulting in no compensation expense recognized for the fair values of the options granted to employees.

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net (loss) income and earnings per share amounts for the three and six months ended June 30, 2004 and 2003 would have been as follows (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net (loss) income, as reported	$(47.8)	$14.8	$(16.0)	$5.0

Pro forma compensation expense determined under fair value based method, net of tax	(2.0)	(2.8)	(4.0)	(4.5)

Pro forma net (loss) income	(49.8)	12.0	(20.0)	0.5

Basic and diluted earnings per share, as reported	(0.42)	0.13	(0.14)	0.04

Pro forma basic and diluted earnings per share	(0.44)	0.11	(0.18)	0.00

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	June 30, 2004	December 31, 2003
Securities owned:
Equities	$2,171.2	$1,934.6
Options	1,169.8	1,078.6
U.S. government obligations	10.7	11.9

	$3,351.8	$3,025.1

Securities sold, not yet purchased:
Equities	$928.9	$1,144.4
Options	1,664.9	1,513.7

	$2,593.8	$2,658.1

4.    Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	June 30, 2004	December 31, 2003
Receivable:
Clearing brokers	$435.1	$241.8
Securities failed to deliver	59.1	19.5
Other	9.9	8.5

	$504.0	$269.8

Payable:
Clearing brokers	$869.5	$302.0
Securities failed to receive	49.0	11.6
Other	1.2	0.1

	$919.6	$313.7

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

In June 2004, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. The goodwill balance of $23.6 million at June 30, 2004, consists of $19.2 million related to the Equity Markets segment and $4.4 million related to the Derivative Markets segment. Goodwill is net of accumulated amortization of $22.5 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. In the first half of 2004, the Company acquired all of the ownership interests of the minority owners of KREL for $2.5 million, which was recorded as goodwill and is attributable to the Equity Markets business segment.

At June 30, 2004, the Company had intangible assets, net of accumulated amortization, of $13.5 million. Intangible assets, net of accumulated amortization, of $11.7 million resulted from the purchase of the business of Donaldson. These assets primarily represent client relationships and are included within the Equity Markets business segment. The carrying value of these intangible assets is being amortized over the remaining useful lives, which have been determined to range from five to thirty years.

Intangible assets, net of accumulated amortization, of $1.6 million, which primarily resulted from the purchase of various options related specialists posts, are included within the Derivative Markets business segment. These intangible assets are being amortized over the remaining useful lives, which have been determined to range between ten and fourteen years.

In the second quarter of 2004, the Company recorded amortization expense relating to all of its intangible assets of $183,000. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $380,000 for the remainder of 2004 and $760,000 per year in the subsequent four years.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization for the six months ended June 30, 2003 and 2004 (in millions), respectively:

	Goodwill			Intangible Assets
	Equity Markets	Derivative Markets	Total	Equity Markets	Derivative Markets	Total
Balance at January 1, 2003	$13.1	$4.4	$17.5	$—	$34.9	$34.9
Amortization Expense	—	—	—	—	(1.4)	(1.4)

Balance at June 30, 2003	$13.1	$4.4	$17.5	$—	$33.5	$33.5

Balance at January 1, 2004	$16.7	$4.4	$21.1	$12.0	$2.7	$14.7
Purchase of shares from minority investors in KREL and other intangibles	2.5	—	2.5	0.2	—	0.2
Sale of options trading posts	—	—	—	—	(0.5)	(0.5)
Amortization Expense	—	—	—	(0.3)	(0.6)	(0.9)

Balance at June 30, 2004	$19.2	$4.4	$23.6	$11.9	$1.6	$13.5

6. Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.2 billion of assets under management in the Deephaven Funds as of June 30, 2004, the Company had a corporate investment of $207.9 million. Additionally, Other assets on the Consolidated Statements of Financial Condition at June 30, 2004 and December 31, 2003 included $19.9 million and $3.5 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition to the $19.9 million held by the Company related to employee deferred compensation plans, certain officers, directors and employees of the Company had direct investments of approximately $12.6 million in the Deephaven Funds, in the aggregate, as of June 30, 2004.

Strategic investments, which primarily include the Company’s investments in Nasdaq and the ISE, are reviewed on an ongoing basis to ensure that the fair values of the investments have not been impaired. In accordance with this policy, the Company wrote down its investment in Nasdaq, to fair value, resulting in an impairment charge of $6.8 million in the first quarter of 2003.

7.    Significant Clients

The Company considers significant clients to be clients who account for 10% or more of the total U.S. equity dollar value traded or the total U.S. options contracts traded by the Company during the period. One customer accounted for approximately 11.5% and 12.2% of the Company’s U.S. equity dollar value traded during the three and six months ended June 30, 2004, respectively. Payments for order flow to this firm for U.S. equity and U.S. options contract order flow for the three and six months ended June 30, 2004 amounted to $5.5 million and $12.9 million, respectively.

The Company’s corporate investment in the Deephaven Funds of $207.9 million accounted for 6.6% of total assets under management as of June 30, 2004. One institutional investor accounted for more than 10% of the Deephaven Funds’ assets under management, with 11.9% as of June 30, 2004.

8.    Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual for both the three and six months ended June 30, 2004 was $2.6 million, which related to the costs associated with excess real estate capacity in Jersey City, NJ.

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

9.    Discontinued Operations

There were no charges from discontinued operations incurred during the three and six months ended June 30, 2004. The loss from discontinued operations for the three and six months ended June 30, 2003 represents the results of operations of KSJ. On March 31, 2003 the Company and its joint venture partner, Nikko Cordial Group, announced that KSJ would cease its operations. KSJ’s business plan was significantly impaired due to changes in market structure, the withdrawal of Nasdaq Japan, poor market conditions and limited market-making opportunities in Japan. As a result, trading operations ceased at KSJ on May 2, 2003. After the cessation of trading, the parties liquidated KSJ, and all charges related to this liquidation were incurred during the second quarter of 2003. The loss, included in Loss from discontinued operations, net of tax, on the Consolidated Statements of Operations was $1.1 million and $2.1 million for the three and six months ended June 30, 2003, respectively. Included in these results were revenues and pre-tax losses as follows (in millions):

	For the three months ended June 30, 2003	For the six months ended June 30, 2003
Revenues	$0.3	$0.9
Pre-tax loss from discontinued operations before minority interest	(14.4)	(16.1)
Minority interest in losses of KSJ	5.8	6.5
Income tax benefit	7.6	7.6

Loss from discontinued operations, net of tax	$(1.1)	$(2.1)

10. Commitments and Contingent Liabilities

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was $2.4 million and $2.7 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, rental expense was $5.2 million and $5.5 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of June 30, 2004, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and obligations on clearing contracts and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Operating Leases	Other Obligations	Total
Six months ending December 31, 2004	$8.1	$22.2	$30.3
Year ending December 31, 2005	14.7	21.6	36.3
Year ending December 31, 2006	10.6	14.0	24.6
Year ending December 31, 2007	9.8	0.8	10.6
Year ending December 31, 2008	9.3	—	9.3
Thereafter through October 31, 2021	117.4	—	117.4

	$170.0	$58.6	$228.6

During the normal course of business, the Company collateralizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2004, the Company has provided a $10.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

The Company has agreements to purchase Class A and Class B membership interests of the ISE with a total purchase price of approximately $28.5 million. The ISE demutualized on May 31, 2002 and as a result, the Company received shares of the ISE representing both equity interests and trading rights. In accordance with the purchase agreement, the Company made an initial payment at the time of the closing with further periodic payments to be made in the future based on a fixed dollar amount per contract traded. The Company capitalizes the exchange memberships at a fixed dollar amount per contract traded. As of June 30, 2004, the Company had capitalized $8.4 million of Equity Interest (Class A) and $17.8 million of Trading Rights (Class B). These amounts are included in Strategic investments and Other assets, respectively, on the Consolidated Statements of Financial Condition. In July of 2004, the Company paid its remaining obligation under the purchase agreement and has fully capitalized its Equity Interest at $9.2 million and its Trading Rights at $19.3 million.

On October 22, 2003, the Company announced that it had entered into new long-term employment contracts with the senior management team of Deephaven (the “Deephaven managers”). These employment agreements, which became effective on January 1, 2004, are for three-year terms and include an option for renewal by the Deephaven managers through 2009 under certain circumstances. In addition, the agreements provide that, in the event of a change of control of the Company during the initial three-year term, the Deephaven managers would have the option to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses. If a change of control were to occur, and if the Deephaven managers exercised this option, the Company would retain a 49% interest in Deephaven.

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The results of these matters cannot be predicted with certainty.

11. Regulatory Charges and Related Matters

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, in March 2004, Knight Securities, L.P. (“KSLP,” now known as KEM) received Wells Notices from the staffs of the SEC’s Division of Enforcement and NASD’s Department of Market Regulation.

On July 7, 2004, the Company announced that KSLP had reached an agreement in principle with the staffs of the SEC and NASD to settle investigations in connection with specific institutional trade activity, conduct and supervision that occurred in 1999 through 2001; and books and records, document production and record-keeping deficiencies. The agreement in principle is subject to the drafting of settlement papers and final approval by the SEC and NASD.

Under the terms of the agreement in principle, KSLP would disgorge approximately $41.2 million in institutional trading profits, and pay $13 million in interest and $25 million in penalties, for a total of $79.2 million. The SEC and NASD would then determine how the funds would be distributed. KSLP expects the proposed settlement to take the form of an administrative order, in which KSLP would neither admit nor deny the findings. During the second quarter, the Company recorded a pre-tax charge of $79.2 million, which is recorded as Regulatory charges and related matters on the Consolidated Statements of Operations, and reflected within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company did not record a tax benefit for the $25.0 million penalty as it believes the penalty will not be deductible for tax purposes.

The findings concerning KSLP will include violations of the antifraud provisions of Section 15(c)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) and associated rules. The findings will also include violations of the SEC books and records rules (Rules 17a-3 and 17a-4 under the Exchange Act) in connection with the retention of e-mails and order tickets and the use of trade modifiers; violations of NASD rules concerning the production of books and records (NASD Rule 8210); failures to supervise under Exchange Act Section 15(b)(4)(E) and NASD Rule 3010; and violations of NASD rules (including just and equitable principles of trade (NASD Rule 2110)) in connection with the use of trade modifiers and the filing of NASD Form U5 notices for certain former employees.

The proposed settlement would resolve the matters for which KSLP received Wells Notices from the staffs of the Division of Enforcement of the SEC and NASD’s Department of Market Regulation. The agreement in principle does not address the Wells Notices received by four former employees of KSLP. The agreement in principle also does not address the private arbitration claim against KSLP made by a former KSLP employee relating to his employment and termination, as Knight originally disclosed in its Form 10-Q for the quarter ending June 30, 2002, and as updated in subsequent securities filings. Knight continues to defend against the private arbitration claim.

12.    Earnings per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net (loss) income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock awards such as stock options and restricted stock were exercised or converted into Class A Common Stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2004 and 2003 (in millions, except for per share data):

	For the three months ended June 30,
	2004		2003
	Numerator / net loss	Denominator / shares	Numerator / net income	Denominator / shares
Net (loss) income and shares used in basic calculations	$(47.8)	112,971,307	$14.8	110,605,879
Effect of dilutive stock based awards	—	—	—	3,010,984

Net (loss) income and shares used in diluted calculations	$(47.8)	112,971,307	$14.8	113,616,863

Basic and diluted earnings per share		$(0.42)		$0.13

Diluted earnings per share		$(0.42)		$0.13

	For the six months ended June 30,
	2004		2003
	Numerator / net loss	Denominator / shares	Numerator / net income	Denominator / shares
Net (loss) income and shares used in basic calculations	$(16.0)	113,222,334	$5.0	112,318,599
Effect of dilutive stock based awards	—	—	—	2,688,280

Net (loss) income and shares used in diluted calculations	$(16.0)	113,222,334	$5.0	115,006,879

Basic and diluted earnings per share		$(0.14)		$0.04

Diluted earnings per share		$(0.14)		$0.04

For the three and six months ended June 30, 2004, 8,110,664 and 8,340,272 shares of common stock equivalents, respectively, were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during these periods, and the effect of their inclusion would be anti-dilutive.

13.    Stock-Based Compensation

The Company has established the following equity compensation plans: the Knight Trading Group, Inc. 1998 Long Term Incentive Plan, the Knight Trading Group, Inc. 1998 Nonemployee Director Stock Option Plan and the Knight Trading Group, Inc. 2003 Equity Incentive Plan (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of the Company. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units (collectively, the “awards”), as defined by the Plans. In addition, the Plans limit the number of awards that may be granted overall and to an individual.

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options generally vest over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the agreements. Restricted stock awards generally vest over three years. The Company has the right to fully vest employees in their option grants and restricted stock awards upon retirement and in certain other circumstances.

The Company granted 296,560 restricted shares under the Plans during the second quarter of 2004 as stock-based compensation. At June 30, 2004 the Company had 3,053,086 restricted shares outstanding, in aggregate, both under and outside of the Plans.

The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees over the vesting period. For the three months ended June 30, 2004 and 2003, the Company recorded compensation expense of $2.8 million and $768,000, respectively, and $5.0 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively, all of which has been included in Employee compensation and benefits in the Consolidated Statements of Operations.

14.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The following table reconciles the provision to the U.S. federal statutory income tax (benefit) rate:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
U.S. federal statutory income tax (benefit) rate	-35.0%	35.0%	-35.0%	35.0%
U.S. state and local income tax (benefit) rate, net of U.S. federal income tax effect	-3.3%	5.7%	3.7%	-1.3%
Nondeductible charges	13.5%	0.0%	80.1%	0.0%
Other, net	-0.8%	-0.7%	-2.5%	0.9%

Effective income tax (benefit) rate	-25.6%	40.0%	46.3%	34.6%

15.    Business Segments

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

The Company’s revenues, (loss) income before income taxes and discontinued operations and total assets by segment are summarized below (amounts in millions). Other revenues and expenses that are not directly attributable to a particular segment are allocated to the segments based upon the Company’s allocation methodologies, generally based on each segment’s respective resource usage or other appropriate measures.

	Equity Markets[1]	Derivative Markets[2]	Asset Management[3]	Eliminations[4]	Consolidated Total
For the three months ended June 30, 2004:
Revenues	$128.0	$39.4	$8.7	$(0.1)	$176.0
(Loss) income before income taxes and discontinued operations	(70.6)	4.3	2.0	—	(64.3)
Total assets	1,153.2	3,130.9	247.7	—	4,531.8

For the three months ended June 30, 2003:
Revenues	$108.3	$37.5	$13.7	$(0.1)	$159.4
Income before income taxes and discontinued operations	17.1	1.6	7.7	—	26.4
Total assets	702.6	3,123.4	221.5	—	4,047.5

	Equity Markets[1]	Derivative Markets[2]	Asset Management[3]	Eliminations[4]	Consolidated Total
For the six months ended June 30, 2004:
Revenues	$298.9	$89.5	$27.7	$(0.3)	$415.8
(Loss) income before income taxes and discontinued operations	(35.6)	12.6	12.0	—	(11.0)
Total assets	1,153.2	3,130.9	247.7	—	4,531.8

For the six months ended June 30, 2003:
Revenues	$181.9	$69.7	$34.3	$(0.2)	$285.7
(Loss) income before income taxes and discontinued operations	(10.5)	(0.3)	21.6	—	10.8
Total assets	702.6	3,123.4	221.5	—	4,047.5

[1]	- (Loss) income before income taxes and discontinued operations (“Pre-tax income”) for the three months ended June 30, 2004 includes $1.7 million in severance expense, $2.6 million in writedowns of assets and lease loss accrual (described in Footnote 8) and $79.2 million in regulatory charges and related matters (described in Footnote 11). Pre-tax income for the three months ended June 30, 2003 includes $1.5 million in severance expense. Pre-tax income for the six months ended June 30, 2004 includes $2.0 million in severance expense, $2.6 million in writedowns of assets and lease loss accrual (described in Footnote 8), and $79.2 million in regulatory charges and related matters (described in Footnote 11). Pre-tax income for the six months ended June 30, 2003 includes $16.7 million in writedowns of assets and lease loss accrual (described in Footnote 8) and $3.0 million in severance expense.
[2]	- Pre-tax income for the three and six months ended June 30, 2004 includes $65,000 and $409,000 in severance expense, respectively. Pre-tax income for the three months ended June 30, 2003 includes $280,000 in severance expense. Pre-tax income for the six months ended June 30, 2003 includes $330,000 in severance expense and $700,000 in writedowns of assets and lease loss accrual (described in Footnote 8).
[3]	- The Company had corporate investments of $207.9 million and $183.6 million invested in the Deephaven Funds at June 30, 2004 and 2003, respectively. These investments are included in the Asset Management segment. Revenues generated by these corporate investments for the three months ended June 30, 2004 and 2003 were $491,000 and $3.9 million, respectively. Revenues generated by these corporate investments for the six months ended June 30, 2004 and 2003 were $5.3 million and $9.9 million, respectively.
[4]	- Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.

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

Executive Overview

The Company has three reportable business segments: Equity Markets, Derivative Markets, and Asset Management.

•	Equity Markets—We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets.

•	Derivative Markets—We are a leading U.S. listed options market maker and specialist, providing comprehensive trade execution services to institutions and broker-dealers across a significant number of U.S. option products.

•	Asset Management—We operate an asset management business for institutions and high-net-worth individuals, managing $3.2 billion of assets as of June 30, 2004, which represents an increase of approximately $1 billion from the end of the first quarter and approximately $1.9 billion from the end of the second quarter of 2003. The Company’s corporate investment in the Deephaven Funds, which was $207.9 million at June 30, 2004, and related investment returns, are included within this segment.

The following table sets forth the revenues, expenses excluding Regulatory charges and related matters and Writedown of assets and lease loss accrual (“Operating Expenses”) and income before Regulatory charges and related matters, Writedown of assets and lease loss accrual, income taxes and discontinued operations (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Equity Markets
Revenues	$128.0	$108.3	$298.9	$181.9
Operating Expenses	116.8	91.2	252.6	175.7

Pre-Tax Operating Earnings	11.2	17.1	46.3	6.2

Derivative Markets
Revenues	39.4	37.5	89.5	69.7
Operating Expenses	35.1	35.9	76.9	69.3

Pre-Tax Operating Earnings	4.3	1.6	12.6	0.4

Asset Management
Revenues	8.7	13.7	27.7	34.3
Operating Expenses	6.7	6.0	15.7	12.7

Pre-Tax Operating Earnings	2.0	7.7	12.0	21.6

Consolidated
Revenues*	176.0	159.4	415.8	285.7
Operating Expenses*	158.5	133.0	344.9	257.5

Pre-Tax Operating Earnings	$17.5	$26.4	$70.9	$28.2

*	– Consolidated Revenues and Operating Expenses for the three months ended June 30, 2004 and 2003 include the elimination of intercompany management fees of $107,000 and $148,000, respectively. Consolidated Revenues and Operating Expenses for the six months ended June 30, 2004 and 2003 include the elimination of intercompany management fees of $329,000 and $223,000, respectively.

Total revenues for the three months ended June 30, 2004 increased 10.4% from the comparable period in 2003, while Operating Expenses increased 19.2%. Pre-Tax Operating Earnings decreased by 33.6% to $17.5 million for the three months ended June 30, 2004, from $26.4 million for the same period in 2003.

The decline in our second quarter 2004 operating results was primarily due to the performance of our Equity Markets and Asset Management segments. The results of these segments were impacted by the lackluster market conditions, which led to reduced revenue capture statistics in Equity Markets and our fund returns in Asset Management. The decline in the Asset Management fund returns was offset, in part, by the growth in our assets under management. Compared to the second quarter of 2003, the results from our Derivative Markets business improved due to higher contract volumes and reductions in our cost base.

Total revenues for the six months ended June 30, 2004 increased 45.5% from the comparable period in 2003, while Operating Expenses increased 34.0%. Pre-Tax Operating Earnings increased to $70.9 million for the six months ended June 30, 2004, up from $28.2 million for the same period in 2003.

The improvement in our first half of 2004 financial results was primarily a result of the strong first quarter for Equity Markets. The improvement in our Equity Markets results in the first quarter of 2004 were driven by strong growth in U.S. equity dollar value traded, the growth of our institutional business and reductions in our cost base. Results from Derivatives Markets also improved due to higher contract volumes and reductions in our cost base. Results from Asset Management decreased due to lower fund returns, offset, in part, by the growth in our assets under management and the increase in our investment in the Deephaven Funds.

A reconciliation of GAAP (loss) income before income taxes and discontinued operations (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings is included elsewhere in this section.

Market and Economic Conditions in the Second Quarter of 2004

In the U.S., equity indices were virtually unchanged during the second quarter of 2004. The Dow Jones Industrial Average, Nasdaq Composite and the S&P 500 increased slightly by 0.8%, 2.7% and 1.3%, respectively, from March 31, 2004. However, investor uncertainty lead to a decline in overall market volumes in the second quarter. These difficult market conditions negatively impacted revenue capture within our Equity Markets and Derivative Markets segments and the fund returns within our Asset Management segment.

Additionally, U.S. equity indices did not change significantly since the beginning of the year. While the Dow Jones Industrial Average was down 0.2%, the Nasdaq Composite and the S&P 500 increased by 2.2% and 2.6%, respectively.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with institutional clients; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees related to our legal proceedings; the strength of our client relationships; the amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and sales, trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters, including ongoing regulatory investigations; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share and revenue capture in our Equity Markets and Derivative Markets segments and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in any of our business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and ability to achieve our strategic objectives could be materially and adversely affected.

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

Trends

We believe that our business is currently impacted by the following trends that may affect our financial condition and results of operations.

•	Over the past three years, the effects of decimalization and other market structure changes, competition and market conditions have resulted in a decline in revenue capture per U.S. equity dollar value traded in our Equity Markets operations and revenue capture per option contract in our Derivative Markets operations.

•	Retail broker-dealer participation in the equity and options markets increased in 2003 and in the first half of 2004 from the prior two years, particularly in low-priced OTC Bulletin Board issues. However, the second quarter experienced a decline in the participation levels of retail broker-dealers as compared to the first quarter. The growth in retail transaction volumes since 2003 may not be sustainable or predictable.

•	Over the past two years, decimalization, market structure changes, competition and market conditions have triggered an industry shift toward market makers charging explicit commissions or commission equivalents to institutional clients for executions in OTC securities. For the majority of our institutional client orders, we currently charge an explicit fee in the form of commissions or commission-equivalents. In addition, institutional commission rates have fallen in the past few years, and this may continue throughout 2004.

•	The increase in trading of Nasdaq-listed securities on other exchanges has increased market fragmentation in the Equity Markets segment, resulting in increased execution expenses, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. The Derivative Markets segment is also experiencing changes in market structure.

•	Due to regulatory scrutiny over the past two years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional commissions are being allocated to broker-dealers based on the quality of executions. In the past, institutional equity commissions were primarily allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•	Executions in the Equity Markets and Derivatives Markets segments are becoming increasingly automated, which has improved efficiency and lowered transaction costs. Increased automation has also lead to greater competition in the marketplace.

•	There has been increased scrutiny of market makers, hedge funds and soft dollar practices by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been a growing trend among fund management companies and institutions to allocate more of their assets to hedge fund investments. This has influenced the growth in the hedge fund industry and may result in greater competition in the future.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Net trading revenue and Commissions and fees from U.S. securities trading and market-making activities from both Equity and Derivative Markets. These revenues are primarily affected by changes in the amount and mix of U.S. equity trade and share volumes and U.S. option contract volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients, and regulatory changes and evolving industry customs and practices.

Trading profits and losses on principal transactions are included within Net trading revenue. Revenues on transactions for which we charge explicit commissions or commission equivalents are included within Commissions and fees. For the majority of our institutional client orders, we currently charge an explicit fee in the form of commissions or commission-equivalents. In the first quarter of 2004, we changed the classification of revenues from institutional client orders which generate commission equivalents from inclusion in Net trading revenues to inclusion in Commissions and fees, as commission equivalents are similar in nature to commissions. This change is consistent with industry practice. Commission equivalents for the three months ended June 30, 2004 and 2003 were $37.0 million and $28.3 million, respectively. As a result, prior period amounts have been reclassified to conform to current period presentation. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of our soft dollar and commission recapture activity as well as by changes in fees earned for directing trades to certain destinations for execution.

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

Expenses

Our operating expenses largely consist of Employee compensation and benefits, Execution and clearance fees, Payments for order flow and Soft dollar and commission recapture payments. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, our profitability and our number of employees. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, option contract volume, clearance fees charged by clearing brokers and fees paid to access ECNs, exchanges and certain regulatory bodies. Payments for order flow fluctuate based on U.S. equity share and option volume, our profitability, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy. Soft dollar and commission recapture payments fluctuate based on U.S. equity share volume and changes in our soft dollar and commission recapture payment policy.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability-based compensation, which includes compensation paid to certain market-making and sales personnel (primarily based on performance) and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain expenses including soft dollar and commission recapture expenses, execution and clearance costs and overhead allocations. The majority of compensation in Asset Management is determined based on a profitability-based formula.

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

Three Months Ended June 30, 2004 and 2003

Revenues

Equity Markets

	For the three months ended June 30,
	2004	2003	Change	% of Change
Net trading revenue (millions)	$57.3	$68.8	$(11.5)	-16.7%
Commissions and fees (millions)	68.7	38.4	30.2	78.7%
Interest and dividends, net (millions)	0.8	0.6	0.2	27.0%
Investment income and other (millions)	1.2	0.5	0.7	132.5%

Total Revenues	$128.0	$108.3	$19.7	18.2%

U.S equity dollar value traded ($billions)	416.8	385.5	31.3	8.1%
U.S. equity trades executed (millions)	49.1	47.1	2.0	4.3%
Nasdaq and Listed equity shares traded (billions)	28.9	37.3	(8.4)	-22.5%
OTC Bulletin Board and Pink Sheet shares traded (billions)	376.2	47.1	329.1	699.2%
Average revenue capture per U.S. equity dollar value traded ($) (bps)	2.52	2.67	(0.15)	-5.6%

Total revenues from our Equity Markets business segment, which is primarily comprised of Net trading revenue and Commissions and fees from our domestic businesses, increased 18.2% to $128.0 million for the three months ended June 30, 2004, from $108.3 million for the comparable period in 2003. The increase in revenues was primarily the result of the Donaldson division, which was acquired in December 2003. Excluding Donaldson, total revenues from Equity Markets increased 3.5% to $112.0 million from the prior year quarter primarily due to increases in U.S. equity dollar value traded, offset by a decrease in the average revenue capture per U.S. equity dollar value traded. U.S. equity dollar value traded increased 8.1% for the second quarter of 2004 compared to the second quarter of 2003. Average revenue capture per U.S. equity dollar value traded was 2.52 basis points (“bps”) for the three months ended June 30, 2004, a decrease of 5.6% from 2.67 bps in the comparable period in 2003.

In the first quarter of 2004, we changed the formula for calculating the average revenue capture per U.S. equity dollar value traded metric. Average revenue capture per U.S. equity dollar value traded is now calculated as the total of net trading revenues and institutional commissions and commission equivalents (included in Commissions and fees), (collectively, “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. In prior quarters, average revenue capture per dollar value traded was calculated solely using net trading revenues (which included commission equivalents, but excluded institutional commissions). All prior period metrics have been adjusted to conform to the current period presentation. Core Equity Revenues were $105.1 million and $103.0 million for the three months ended June 30, 2004 and 2003, respectively.

Derivative Markets

	For the three months ended June 30,
	2004	2003	Change	% of Change
Net trading revenue (millions)	$32.4	$32.2	$0.2	0.7%
Commissions and fees (millions)	9.7	4.6	5.1	110.9%
Interest and dividends, net (millions)	(3.1)	0.5	(3.6)	-781.9%
Investment income and other (millions)	0.4	0.2	0.1	64.5%

Total Revenues	$39.4	$37.5	$1.9	5.2%

U.S. option contracts (millions)	20.8	16.0	4.7	29.6%
Average revenue capture per U.S. option contract ($)	1.42	2.04	(0.62)	-30.4%

Total revenues from our Derivative Markets segment increased 5.2% to $39.4 million for the three months ended June 30, 2004, from $37.5 million for the comparable period in 2003. The increase was primarily due to a 29.6% increase in the number of U.S. option contracts traded in the second quarter of 2004, compared to the second quarter of 2003 offset, in part, by a 30.4% decrease in average revenue capture per U.S. option contract traded. Additionally, the Derivative Markets segment earned higher commissions related to its options order routing business primarily due to higher volumes.

Asset Management

	For the three months ended June 30,
	2004	2003	Change	% of Change
Asset management fees (millions)	$8.1	$9.8	$(1.7)	-17.0%
Investment income and other (millions)	0.6	3.9	(3.3)	-83.4%

Total Revenues	$8.7	$13.7	$(5.0)	-36.3%

Average month-end balance of assets under management ($ millions)	2,888.5	1,271.6	1,616.9	127.2%
Quarterly fund return to investors*	0.1%	2.1%	-2.0%	-95.7%

*	Return represents average return across all assets under management in the Deephaven Funds.

Total revenues from our Asset Management segment decreased 36.3% to $8.7 million for the three months ended June 30, 2004, from $13.7 million for the comparable period in 2003. Asset management fees decreased to $8.1 million for the three months ended June 30, 2004, from $9.8 million for the comparable period in 2003. The decrease is due to the reduction in the average fund returns to the investors. The average fund return for the three months ended June 30, 2004 was slightly above break even at 0.1%, down from 2.1% in the comparable period in 2003. The decrease was offset, in part, by the increase in assets under management. The average month-end balance of assets under management increased to $2.89 billion during the second quarter of 2004, from an average of $1.27 billion during the comparable period in 2003.

Investment income and other, which primarily represents income from our corporate investments in the Deephaven Funds, decreased 83.4%. The decrease is due to lower average returns on our corporate investment offset, in part, by a higher average investment balance. The Company’s average corporate month-end balance invested in the Deephaven Funds increased to $221.6 million during the second quarter of 2004, up from an average of $182.7 million during the comparable period in 2003.

Expenses

Employee compensation and benefits expense increased 7.0% to $65.8 million for the three months ended June 30, 2004, from $61.4 million for the comparable period in 2003. As a percentage of total revenue, Employee compensation and benefits decreased slightly to 37.4% for the three months ended June 30, 2004, from 38.6% in the comparable period in 2003. The increase on a dollar basis was primarily due to the increase in the number of employees. Our number of full time employees increased to 942 at June 30, 2004, from 890 full time employees at June 30, 2003. In addition, we incurred severance costs of $1.7 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively.

Execution and clearance fees increased 21.0% to $37.1 million for the three months ended June 30, 2004, from $30.6 million for the comparable period in 2003. As a percentage of total revenue, Execution and clearance fees increased to 21.1% for the three months ended June 30, 2004, from 19.2% for the comparable period in 2003. The increase on a dollar basis was due to the increase in equity trades and options contracts executed, higher ECN fees and the purchase of the Donaldson business offset, in part, by a reduction in clearance and execution rates. The increase as a percentage of total revenue was primarily due to lower revenue capture and lower revenues from Asset Management, which have no associated execution and clearance fees.

Payments for order flow increased 36.2% to $15.3 million for the three months ended June 30, 2004, from $11.3 million for the comparable period in 2003. As a percentage of total revenue, Payments for order flow increased to 8.7% for the three months ended June 30, 2004, from 7.1% for the comparable period in 2003. The increase on a dollar basis was due to the increase in volumes and changes in our payment for order flow policy. The increase on a percentage basis was primarily due to lower revenue capture, changes in our payment for order flow policy and lower revenues from our Asset Management, which have no associated payments for order flow.

Soft dollar and commission recapture expense increased to $14.2 million for the three months ended June 30, 2004, from $1.6 million for the comparable period in 2003. The increase is primarily due to the purchase of the Donaldson business on December 1, 2003.

Communications and data processing expense decreased 3.3% to $7.7 million for the three months ended June 30, 2004, from $8.0 million for the comparable period in 2003. This decrease was generally attributable to a decrease in technology costs.

Depreciation and amortization expense decreased 33.4% to $4.9 million for the three months ended June 30, 2004, from $7.4 million for the comparable period in 2003. This decrease was primarily due to assets fully depreciating in the normal course of business and lower amortization expense related to intangible assets due to impairment charges related to options specialist posts taken in the fourth quarter of 2003 offset, in part, by the purchases of additional fixed assets during 2003 and the first half of 2004.

Occupancy and equipment rentals expense decreased 3.3% to $4.7 million for the three months ended June 30, 2004, from $4.9 million for the comparable period in 2003. This decrease was primarily attributable to the lease loss accruals recorded during 2003 related to our excess real estate capacity, primarily in Jersey City, NJ offset, in part, by the leasing of additional office space.

Professional fees increased 11.2% to $4.2 million for the three months ended June 30, 2004, from $3.8 million for the comparable period in 2003. The increase in 2004 was primarily due to an increase in legal expenses, which have fluctuated based on the activity surrounding our various legal and regulatory proceedings.

Business development expense increased $76,000, while Other expenses increased $391,000. The primary reasons for the changes were higher advertising, travel and entertainment costs and other administrative costs.

During the three months ended June 30, 2004, charges of $81.8 million were incurred related to our domestic businesses. These expenses consisted of $79.2 million related to charges for regulatory and related matters and $2.6 million of lease loss accruals related to the costs associated with our excess real estate capacity in Jersey City, NJ. For a discussion of the $79.2 million charge for regulatory and related matters, refer to Footnote 11 in the Consolidated Financial Statements and to Part II, Item 1. “Legal Proceedings,” included elsewhere in this document.

Our effective income tax (benefit) rates, from continuing operations, of (25.6%) and 40.0% for the three months ended June 30, 2004 and 2003, respectively, differ from the federal statutory income tax rate of 35% due primarily to non-deductible penalties related to the regulatory charges and related matters and, for the three months ended June 30, 2003, non-deductible foreign losses.

Six Months Ended June 30, 2004 and 2003

Revenues

Equity Markets

	For the six months ended June 30,
	2004	2003	Change	% of Change
Net trading revenue (millions)	$149.7	$112.6	$37.1	32.9%
Commissions and fees (millions)	145.5	66.8	78.8	118.0%
Interest and dividends, net (millions)	1.5	1.2	0.3	26.4%
Investment income and other (millions)	2.2	1.3	0.9	74.4%

Total Revenues	$298.9	$181.9	$116.9	64.3%

U.S equity dollar value traded ($billions)	921.4	660.1	261.3	39.6%
U.S. equity trades executed (millions)	108.7	81.3	27.3	33.6%
Nasdaq and Listed equity shares traded (billions)	69.9	63.9	5.9	9.3%
OTC Bulletin Board and Pink Sheet shares traded (billions)	696.7	87.1	609.6	700.2%
Average revenue capture per U.S. equity dollar value traded ($) (bps)	2.69	2.62	0.07	2.7%

Total revenues from our Equity Markets business segment, which is primarily comprised of Net trading revenue and Commissions and fees from our domestic businesses, increased 64.3% to $298.9 million for the six months ended June 30, 2004, from $181.9 million for the comparable period in 2003. Revenues from the first half of 2004 were positively impacted by strong growth in U.S. equity dollar value traded, an increase in our institutional revenues, the purchase of the Donaldson business and higher volumes in low-priced OTC Bulletin Board and Pink Sheet shares from broker-dealer clients. Excluding the impact of Donaldson, total revenues from Equity Markets would have increased 44.7% to $263.3 million for the six months ended June 30, 2004 over the prior year period. U.S. equity dollar value traded increased 39.6% for the first half of 2004 compared to the first half of 2003. Average revenue capture per U.S. equity dollar value traded was 2.69 bps for the six months ended June 30, 2004, an increase of 2.7% from 2.62 bps in the comparable period in 2003.

In the first quarter of 2004, we changed the formula for calculating the average revenue capture per U.S. equity dollar value traded metric. Average revenue capture per U.S. equity dollar value traded is now calculated as Core Equity Revenues divided by the total dollar value of the related equity transactions. In prior periods, average revenue capture per dollar value traded was calculated solely using net trading revenues (which included commission equivalents, but excluded institutional commissions). All prior year metrics have been adjusted to conform to the current period presentation. Core Equity Revenues were $248.3 million and $172.9 million for the six months ended June 30, 2004 and 2003, respectively.

Derivative Markets

	For the six months ended June 30,
	2004	2003	Change	% of Change
Net trading revenue (millions)	$77.1	$58.6	$18.5	31.7%
Commissions and fees (millions)	18.4	9.0	9.4	103.7%
Interest and dividends, net (millions)	(6.8)	1.4	(8.2)	-591.1%
Investment income and other (millions)	0.8	0.7	0.1	18.0%

Total Revenues	$89.5	$69.7	$19.8	28.5%

U.S. option contracts (millions)	42.3	28.9	13.4	46.4%
Average revenue capture per U.S. option contract ($)	1.67	2.08	(0.41)	-19.7%

Total revenues from our Derivative Markets segment increased 28.5% to $89.5 million for the six months ended June 30, 2004, from $69.7 million for the comparable period in 2003. The increase was primarily due to a 46.4% increase in the number of U.S. option contracts traded in the first half of 2004, compared to the first half of 2003 offset, in part, by a 19.7% decrease in average revenue capture per U.S. option contract traded. Additionally, the Derivative Markets segment earned higher commissions related to its options order routing business primarily due to higher volumes.

Asset Management

	For the six months ended June 30,
	2004	2003	Change	% of Change
Asset management fees (millions)	$22.0	$24.0	$(2.0)	-8.1%
Investment income and other (millions)	5.7	10.3	(4.6)	-45.1%

Total Revenues	$27.7	$34.3	$(6.6)	-19.2%

Average month-end balance of assets under management ($ millions)	2,426.8	1,251.3	1,175.5	93.9%
Year to date fund return to investors*	2.1%	5.8%	-3.7%	-63.8%

*	Return represents average return across all assets under management in the Deephaven Funds.

Total revenues from our Asset Management segment decreased 19.2% to $27.7 million for the six months ended June 30, 2004, from $34.3 million for the comparable period in 2003. Asset management fees decreased to $22.0 million for the six months ended June 30, 2004, from $24.0 million for the comparable period in 2003. The decrease is due to the reduction in the average fund returns to the investors. The average fund return for the six months ended June 30, 2004 was approximately 2.1%, down from 5.8% in the comparable period in 2003. The decrease was offset, in part, by an increase in assets under management. The average month-end balance of assets under management increased to $2.43 billion during the first half of 2004, from an average of $1.25 billion during the comparable period in 2003.

Investment income and other, which primarily represents income from our corporate investments in the Deephaven Funds, decreased 45.1%. The decrease is due to lower average returns on our corporate investment offset, in part, by a higher average investment balance. The Company’s average corporate month-end balance invested in the Deephaven Funds increased to $224.5 million during the first half of 2004, up from an average of $179.3 million during the comparable period in 2003.

Expenses

Employee compensation and benefits expense increased 26.1% to $145.6 million for the six months ended June 30, 2004, from $115.5 million for the comparable period in 2003. As a percentage of total revenue, Employee compensation and benefits decreased to 35.0% for the six months ended June 30, 2004, from 40.4% in the comparable period in 2003. The increase on a dollar basis was primarily due to the increase in headcount and higher profitability-based compensation as a result of increases in revenues and operating margins. The decrease as a percentage of revenue was due to increased revenues and higher operating margins. Our number of full time employees increased to 942 at June 30, 2004, from 890 full time employees at June 30, 2003. In addition, we incurred severance costs of $2.4 million for the six months ended June 30, 2004, down from $4.7 million for the comparable period in 2003

Execution and clearance fees increased 35.9% to $81.4 million for the six months ended June 30, 2004, from $59.9 million for the comparable period in 2003. As a percentage of total revenue, Execution and clearance fees decreased to 19.6% for the six months ended June 30, 2004, from 21.0% for the comparable period in 2003. The increase on a dollar basis was due to the increase in equity trades and options contracts executed, higher ECN fees and the purchase of the Donaldson business offset, in part, by a reduction in clearance and execution rates. The decrease as a percentage of total revenue was primarily due to lower clearance rates, higher revenue capture, lower revenues from Asset Management, which has no associated execution and clearance fees, and higher commissions from Donaldson, which have lower associated execution and clearance fees.

Payments for order flow increased 57.2% to $34.9 million for the six months ended June 30, 2004, from $22.2 million for the comparable period in 2003. As a percentage of total revenue, Payments for order flow increased to 8.4% for the six months ended June 30, 2004, from 7.8% for the comparable period in 2003. The increase on a dollar basis was due to the increase in volumes and changes in our payment for order flow policy. The increase on a percentage basis was primarily due to changes in our payment for order flow policy and lower revenues from Asset Management, which has no associated payments for order flow.

Soft dollar and commission recapture expense increased to $30.0 million for the six months ended June 30, 2004, from $2.3 million for the comparable period in 2003. The increase is primarily due to the purchase of the Donaldson business on December 1, 2003.

Communications and data processing expense decreased 7.3% to $15.5 million for the six months ended June 30, 2004, from $16.7 million for the comparable period in 2003. This decrease was generally attributable to a decrease in technology costs.

Depreciation and amortization expense decreased 30.9% to $10.7 million for the six months ended June 30, 2004, from $15.5 million for the comparable period in 2003. This decrease was primarily due to assets fully depreciating in the normal course of business and lower amortization expense related to intangible assets due to impairment charges related to options specialist posts taken in the fourth quarter of 2003 offset, in part, by the purchases of additional fixed assets during 2003 and the first half of 2004.

Occupancy and equipment rentals expense increased 2.4% to $9.6 million for the six months ended June 30, 2004, from $9.3 million for the comparable period in 2003. This increase was primarily attributable to leasing of additional office space offset, in part, by the lease loss accruals recorded in the first quarter of 2003 related to our excess real estate capacity, primarily in Jersey City, NJ.

Professional fees increased 2.9% to $7.8 million for the six months ended June 30, 2004, from $7.6 million for the comparable period in 2003. The increase in 2004 was primarily due to an increase in legal expenses, which have fluctuated based on the activity surrounding our various legal and regulatory proceedings.

Business development expense increased $269,000, while Other expenses increased $688,000. The primary reasons for the changes were higher advertising, travel and entertainment costs and other administrative costs, consistent with our business growth in the past year.

During the six months ended June 30, 2004, charges of $81.8 million were incurred related to our domestic businesses. These expenses consisted of $79.2 million related to charges for regulatory and related matters and $2.6 million of lease loss accruals related to the costs associated with our excess real estate capacity in Jersey City, NJ. For a discussion of the $79.2 million charge for regulatory and related matters, refer to Footnote 11 in the Consolidated Financial Statements and to Part II, Item 1, “Legal Proceedings” included elsewhere in this document.

For the six months ended June 30, 2004, due to non-deductible penalties related to charges for regulatory and related matters, we have recorded an income tax expense on a loss before income taxes. Our effective tax rate, from continuing operations, of 34.6% for the six months ended June 30, 2003, differs from the federal statutory income tax rate of 35% due to non-deductible foreign losses.

Reconciliation of Total GAAP Expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-Q, the Company has disclosed its Operating Expenses and Pre-Tax Operating Earnings to assist the reader in understanding the impact of the Regulatory charges and related matters and the Writedown of assets and lease loss accrual on the Company’s quarterly and year to date results for 2004 and 2003 by segment, thereby facilitating more useful period-to-period comparisons of the Company’s businesses. For additional information related to segments, please see Footnote 15 to the Consolidated Financial Statements included elsewhere in this document.

As there was no Writedown of assets and lease loss accrual or other charges for the three months ended June 30, 2003, there is no difference between GAAP Expenses and Operating Expenses or Pre-Tax GAAP Income and Pre-Tax Operating Earnings for this period. Amounts are presented in millions.

Total GAAP Expenses to Operating Expenses

	For the three months ended June 30, 2004				For the three months ended June 30, 2003
	Equity Markets	Derivative Markets	Asset Mgmt	Total*	Equity Markets	Derivative Markets	Asset Mgmt	Total*
Total GAAP Expenses	$198.6	$35.1	$6.7	$240.3	$91.2	$35.9	$6.0	$133.0
Regulatory charges and related matters	(79.2)	—	—	(79.2)	—	—	—	—
Writedown of assets and lease loss accrual	(2.6)	—	—	(2.6)	—	—	—	—

Operating Expenses	$116.8	$35.1	$6.7	$158.5	$91.2	$35.9	$6.0	$133.0

	For the six months ended June 30, 2004				For the six months ended June 30, 2003
	Equity Markets	Derivative Markets	Asset Mgmt	Total*	Equity Markets	Derivative Markets	Asset Mgmt	Total*
Total GAAP Expenses	$334.4	$76.9	$15.7	$426.7	$192.4	$70.0	$12.7	$274.9
Regulatory charges and related matters	(79.2)	—	—	(79.2)	—	—	—	—
Writedown of assets and lease loss accrual	(2.6)	—	—	(2.6)	(16.7)	(0.7)	—	(17.4)

Operating Expenses	$252.6	$76.9	$15.7	$344.9	$175.7	$69.3	$12.7	$257.5

*	– The Total amounts presented include the elimination of intercompany management fees of $107,000 and $148,000 for the three months ended June 30, 2004 and 2003, respectively and $329,000 and $223,000 for the six months ended June 30, 2004 and 2003, respectively.

Pre-Tax GAAP Income to Pre-Tax Operating Earnings

	For the three months ended June 30, 2004				For the three months ended June 30, 2003
	Equity Markets	Derivative Markets	Asset Mgmt	Total	Equity Markets	Derivative Markets	Asset Mgmt	Total
Pre-Tax GAAP (Loss) Income	$(70.6)	$4.3	$2.0	$(64.3)	$17.1	$1.6	$7.7	$26.4
Regulatory charges and related matters	79.2	—	—	79.2	—	—	—	—
Writedown of assets and lease loss accrual	2.6	—	—	2.6	—	—	—	—

Pre-Tax Operating Earnings	$11.2	$4.3	$2.0	$17.5	$17.1	$1.6	$7.7	$26.4

	For the six months ended June 30, 2004				For the six months ended June 30, 2003
	Equity Markets	Derivative Markets	Asset Mgmt	Total	Equity Markets	Derivative Markets	Asset Mgmt	Total
Pre-Tax GAAP (Loss) Income	$(35.5)	$12.6	$12.0	$(11.0)	$(10.5)	$(0.3)	$21.6	$10.8
Regulatory charges and related matters	79.2	—	—	79.2	—	—	—	—
Writedown of assets and lease loss accrual	2.6	—	—	2.6	16.7	0.7	—	17.4

Pre-Tax Operating Earnings	$46.3	$12.6	$12.0	$70.9	$6.2	$0.4	$21.6	$28.2

Liquidity

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances. As of June 30, 2004, we had $4.5 billion in assets, 90% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets and listed options contracts that trade on national exchanges. At June 30, 2004, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $323.3 million. Additionally, our corporate investment in the Deephaven Funds was $207.9 million at June 30, 2004. The majority of this investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

(Loss) income before income taxes and discontinued operations was ($64.3 million) and $26.4 million for the three months ended June 30, 2004 and 2003, respectively. Included in these balances were certain non-cash expenses such as depreciation and amortization. Depreciation expense was $4.7 million and $6.7 million for the three months ended June 30, 2004 and 2003, respectively. Amortization expense, which related to intangible assets was $183,000 and $671,000 for the three months ended June 30, 2004 and 2003, respectively. There were no non-cash writedowns or charges for the three months ended June 30, 2004 and 2003, respectively.

Purchases, net of proceeds, from strategic investments and acquisitions were $1.2 million and $506,000 for the three months ended June 30, 2004 and 2003, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of the remaining ownership interests of the minority owners of KREL. We decreased our corporate investment in the Deephaven Funds by $19.5 million for the three months ended June 30, 2004 compared to an increase of $3.9 million during the three months ended June 30, 2003.

Capital expenditures were $7.3 million and $3.2 million during the three months ended June 30, 2004 and 2003, respectively. Capital expenditures primarily relate to the purchase of data processing and communications equipment, capitalized software and leasehold improvements. In acquiring fixed assets, particularly technology equipment, we make a decision about whether to lease such equipment or purchase it outright based on a number of factors including its estimated useful life, obsolescence and cost. We anticipate moving our Jersey City, NJ offices into our leased office space at 545 Washington Boulevard in the next 15 months. Currently, we estimate that we will spend approximately $45 million to $50 million related to this move, the majority of which will be for leasehold improvements that will be amortized over the remaining life of the lease, which ends in October 2021.

At its April 20, 2004 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $95 million, to $110 million. The Company repurchased 824,900 shares during the second quarter of 2004 for a total cost of $9.7 million. Through June 30, 2004, the Company had repurchased 15,641,800 shares for $90.4 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 116.0 million shares of Class A Common Stock outstanding as of June 30, 2004.

As registered broker-dealers, Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”), Knight Financial Products LLC (“KFP”) and Knight Execution Partners LLC (“KEP”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At June 30, 2004, KEM had net capital of $112.7 million, which was $101.4 million in excess of its minimum net capital requirement of $11.3 million, KCM had net capital of $37.9 million which was $36.9 million in excess of its minimum net capital requirement of $1.0 million, KFP had net capital of $15.7 million which was $15.4 million in excess of its minimum net capital requirement of $250,000 and KEP had net capital of $7.9 million which was $7.6 million in excess of its minimum net capital requirement of $250,000. Additionally, Knight

Equity Markets International Ltd. (“KEMIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. KEMIL had net capital of $15.0 million, which was $7.0 million in excess of its minimum net capital requirement of $8.0 million.

We have no long-term debt at June 30, 2004 nor do we currently have any material long-term debt commitments for the rest of 2004. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (which requires the accrual of future costs to be made using a discounted cash flow analysis for lease losses initiated after such date), and costs related to the excess capacity are accrued. In accordance with this policy, during the second quarter of 2004, we incurred an additional $2.6 million of lease loss expense that is included on the Consolidated Statements of Operations in the Writedown of assets and lease loss accrual line item. This additional expense (as well as the majority of the total charges taken to date) is related to our lease at 545 Washington Boulevard in Jersey City, New Jersey, of approximately 266,000 square feet, all of which is currently unoccupied. The Company engaged a real estate broker in order to sub-lease approximately 78,000 square feet based on an assessment of our real estate needs. This accrual was derived from assumptions and estimates based on lease terms of the anticipated sub-lease agreement, which assumed a sub-lease would have commenced in 2005, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis, or when an event occurs or circumstances change that signify the existence of impairment.

•	Our Goodwill of $23.6 million as of June 30, 2004 is related to the purchase of our listed equities market maker, KCM, our order routing business of KEP, the business of Donaldson and the purchase of the shares of the investors in KREL. During our annual tests for impairment done in the second quarter of 2004, it was determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

•	Our Intangible assets balance of $13.5 million as of June 30, 2004 is attributable to both our Equity Markets and our Derivative Markets business segments. Included in our Equity Markets business segment is $11.7 million related to our acquisition of the business of Donaldson. These assets are being amortized over their useful lives, which have been determined to range from five to thirty years. Included in our Derivative Markets business segment is $1.6 million related to our trading rights and trading posts on various options exchanges. During our annual tests for impairment done in 2003, it was determined that these intangible assets were permanently impaired. Consequently, the intangible assets relating to our trading rights and trading posts on various options exchanges were written down to fair value, resulting in a $29.5 million impairment charge in 2003. During our annual test for impairment done in the second quarter of 2004, it was determined that there was no further impairment to these intangible assets. The carrying value of the residual intangible assets continues to be amortized over their remaining useful lives, which have been determined to range between ten and fourteen years.

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments for which a quoted market or dealer price is not available for the size of our investment is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments, which include our investments in Nasdaq and the ISE, are reviewed on an ongoing basis.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Asset Management Fees—The Company earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds, or the net asset value at the time each investor made his purchase. If Deephaven’s Market Neutral Fund, which contains the majority of the assets under management, recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. In October 2003, the FASB deferred the effective date of FIN No. 46 for pre-existing VIEs to no later than February 2004. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which incorporated the October 2003 deferral provisions and clarified and revised the accounting guidance for VIEs. As the Company does not have any VIEs, the adoption of this statement did not have an effect on our financial statements.

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

In the normal course of our equities market-making business, we maintain inventories which primarily consist of exchange-listed and OTC equity securities. The fair value of these securities at June 30, 2004 and 2003 was $276.8 million and $185.4 million, respectively, in long positions and $242.1 million and $176.6 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $3.5 million loss and an $880,000 loss as of June 30, 2004 and 2003, respectively, due to the offset of losses in long positions with gains in short positions.

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

As of June 30, 2004, using a hypothetical 10% decrease in the underlying stock prices, the potential change in fair value of our entire equity options and equity index options portfolios, which contain the majority of the market risk for the Derivatives Market segment, is estimated to be a gain of $12.4 million. Using a hypothetical 10% increase in the underlying stock prices, the potential change in fair value is estimated to be a gain of $10.9 million. This stress analysis covers positions in options and futures, underlying securities and related hedges. The estimated change in fair value due to hypothetical changes in stock prices include our estimated impact of any correlated moves in volatility, and make the assumption of a universal 10% price movement in all of our underlying positions. The analysis also includes a number of estimates that we believe to be reasonable.

Asset Management

As of June 30, 2004, the Company had a $207.9 million corporate investment in the Deephaven Funds. In addition, the Company held $19.9 million in investments in the Deephaven Funds related to employee deferred compensation plans. The general objective of “market neutral” strategies is to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event/risk arbitrage, relative value equity, distressed debt and private placements in public companies. Because the basis of the Deephaven Funds’ strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Deephaven Funds is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. “Market neutral” trading involves substantial risks. Disruptions in historical pricing relationships can result in significant losses. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

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

Legal

Other Litigation: In July 2004, the following action was taken by the United States District Court for the District of Nebraska in the action entitled Keener et al. v. Ameritrade Holdings, Inc. et al. described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003:

On July 19, 2004, the court granted Knight’s Motion to Dismiss and denied the plaintiff’s request for class certification and his request to assert the rights of other investors, and granted the plaintiff the right to file an amended complaint by August 20, 2004 to correct the defects in the original complaint. The claims against the Company and the individual defendants alleged to be “control persons” of the Company may be subject to dismissal if plaintiff fails to file a timely and sufficient amended complaint.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, in March 2004, KSLP received Wells Notices from the staffs of the SEC’s Division of Enforcement and NASD’s Department of Market Regulation.

On July 7, 2004, the Company announced that KSLP had reached an agreement in principle with the staffs of the SEC and NASD to settle investigations in connection with specific institutional trade activity, conduct and supervision that occurred in 1999 through 2001; and books and records, document production and record-keeping deficiencies. The agreement in principle is subject to the drafting of settlement papers and final approval by the SEC and NASD.

Under the terms of the agreement in principle, KSLP would disgorge approximately $41.2 million in institutional trading profits, and pay $13 million in interest and $25 million in penalties, for a total of $79.2 million. The SEC and NASD would then determine how the funds would be distributed. KSLP expects the proposed settlement to take the form of an administrative order, in which KSLP would neither admit nor deny the findings.

The findings concerning KSLP will include violations of the antifraud provisions of Section 15(c)(1) of the Securities Exchange Act of 1934 (Exchange Act) and associated rules. The findings will also include violations of the SEC books and records rules (Rules 17a-3 and 17a-4 under the Exchange Act) in connection with the retention of e-mails and order tickets and the use of trade modifiers; violations of NASD rules concerning the production of books and records (NASD Rule 8210); failures to supervise under Exchange Act Section 15(b)(4)(E) and NASD Rule 3010; and violations of NASD rules (including just and equitable principles of trade (NASD Rule 2110)) in connection with the use of trade modifiers and the filing of NASD Form U5 notices for certain former employees.

The proposed settlement would resolve the matters for which KSLP received Wells Notices from the staffs of the Division of Enforcement of the SEC and NASD’s Department of Market Regulation. The agreement in principle does not address the Wells Notices received by four former employees of KSLP. The agreement in principle also does not address the private arbitration claim against KSLP made by a former KSLP employee relating to his employment and termination, as Knight originally disclosed in its Form 10-Q for the quarter ending June 30, 2002, and as updated in subsequent securities filings. Knight continues to defend against the private arbitration claim.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2.    Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the second quarter of 2004:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2004 - April 30, 2004(1)	275,000	$12.22	275,000	$25,932,656
May 1, 2004 - May 31, 2004	549,900	11.49	549,900	19,613,555
June 1, 2004 - June 30, 2004 (1)	—	—	—	19,613,555

Total	824,900	11.73	824,900

(1)	As a matter of policy, the Company generally does not repurchase shares of its Class A Common Stock during certain self-imposed “closed window” periods.

(2)	All shares were repurchased through our publicly announced stock repurchase program. Table excludes shares repurchased related to tax withholdings resulting from the vesting of employee restricted stock.

(3)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $75 million to a total of $110 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003 and April 20, 2004. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The total remaining authorization under the program was $19.6 million as of August 4, 2004. The repurchase program has no set expiration or termination date.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 12, 2004 for purposes of: (i) electing its Board of Directors; and (ii) ratifying the appointment of its independent auditor. The Board of Directors consists of a total of seven people who are elected by the holders of the Company’s Class A Common Stock. The seven people were nominated by the Board of Directors to serve as directors for a term of one year.

The following sets forth the results of the election of directors:

DIRECTORS

NAME OF NOMINEE	FOR	%	WITHHELD	%
William L. Bolster	98,792,444	93.13%	7,292,547	6.87%
Charles V. Doherty	96,845,418	91.29%	9,239,573	8.71%
Gary R. Griffith	101,133,327	95.33%	4,951,664	4.67%

Thomas M. Joyce	102,779,564	96.88%	3,305,427	3.12%
Robert M. Lazarowitz	81,102,869	76.45%	24,982,122	23.55%
Thomas C. Lockburner	102,641,409	96.75%	3,443,582	3.25%
Rodger O. Riney	96,139,438	90.62%	9,945,553	9.38%

No proxies were solicited from the holders of Class B Common Stock since no such shares are outstanding. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditor for the Company for the fiscal year ending December 31, 2004 was approved by the stockholders with 101,049,242 votes FOR (95.25%), 4,944,489 votes AGAINST (4.66%), and 91,260 (0.09%) votes ABSTAINED. Under applicable law, abstentions are counted as votes against this proposal. No BROKER NON-VOTES were cast on this matter.

Further information regarding these matters is contained in the Company’s Proxy Statement dated April 1, 2004.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Reports on Form 8-K:

On April 21, 2004 the Company furnished a Current Report on Form 8-K announcing its results for the quarter ending March 31, 2004.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 5th day of August, 2004.

KNIGHT TRADING GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chief Executive Officer and President