Form 10-Q
period 2004-09-30
KNIGHT TRADING GROUP INC
filed 2004-11-05
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

At November 5, 2004 the number of shares outstanding of the Registrant’s Class A Common Stock was 113,814,886 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT TRADING GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
REVENUES
Net trading revenue	$33,448,976	$79,741,797	$183,129,453	$192,332,716
Commissions and fees	58,598,744	41,788,492	203,804,800	108,320,141
Asset management fees	6,804,928	12,994,069	28,843,815	36,985,896
Interest and dividends, net	1,198,974	926,031	2,828,891	2,544,278
Investment (loss) income and other	(692,318)	7,576,494	6,825,746	19,285,845

Total revenues	99,359,304	143,026,883	425,432,705	359,468,876

EXPENSES
Employee compensation and benefits	50,108,698	58,283,201	168,463,224	150,497,162
Execution and clearance fees	19,584,906	19,354,119	73,747,290	54,897,372
Soft dollar and commission recapture expense	14,309,230	1,463,474	44,321,999	3,738,795
Payments for order flow	4,555,323	9,453,223	27,416,779	22,003,659
Communications and data processing	7,867,254	6,408,166	21,583,633	21,336,416
Depreciation and amortization	3,338,134	4,378,026	10,720,438	15,020,507
Occupancy and equipment rentals	3,981,784	4,100,286	12,817,436	12,723,267
Professional fees	4,257,549	1,656,940	11,561,434	9,012,827
Business development	2,053,578	1,341,802	5,921,960	4,969,847
Writedown of assets and lease loss accrual	874,275	—	3,498,261	16,712,880
Regulatory charges and related matters	—	—	79,200,000	—
Other	(820,487)	3,165,241	4,118,364	7,032,687

Total expenses	110,110,244	109,604,478	463,370,818	317,945,419

(Loss) income from continuing operations before income taxes	(10,750,940)	33,422,405	(37,938,113)	41,523,457
Income tax (benefit) expense	(4,280,801)	13,621,564	(5,831,980)	16,298,594

(Loss) income from continuing operations, net of taxes	(6,470,139)	19,800,841	(32,106,133)	25,224,863
Income from discontinued operations, net of taxes	5,343,961	3,801,711	14,948,350	3,333,333

Net (loss) income	$(1,126,178)	$23,602,552	$(17,157,783)	$28,558,196

Basic earnings per share from continuing operations	$(0.06)	$0.18	$(0.28)	$0.23

Diluted earnings per share from continuing operations	$(0.06)	$0.17	$(0.28)	$0.22

Basic and diluted earnings per share from discontinued operations	$0.05	$0.03	$0.13	$0.03

Basic earnings per share	$(0.01)	$0.21	$(0.15)	$0.26

Diluted earnings per share	$(0.01)	$0.20	$(0.15)	$0.25

Shares used in computation of basic earnings per share	112,012,941	111,086,526	112,816,260	111,903,396

Shares used in computation of diluted earnings per share	112,012,941	117,698,712	112,816,260	115,984,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$209,990,127	$249,997,693
Securities owned, held at clearing brokers, at market value	248,581,687	201,238,570
Receivable from brokers and dealers	463,519,109	205,019,632
Receivable from discontinued operations	78,397,867	43,529,819
Investment in Deephaven sponsored funds	206,331,983	197,605,068
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	45,985,914	28,741,113
Strategic investments	26,017,902	20,496,876
Goodwill	19,182,248	16,665,074
Intangible assets, less accumulated amortization	11,701,944	11,952,000
Assets within discontinued operations	3,084,952,066	2,938,222,972
Other assets	93,757,419	87,879,509

Total assets	$4,488,418,266	$4,001,348,326

LIABILITIES & STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, not yet purchased, at market value	$228,722,102	$173,118,793
Payable to brokers and dealers	293,666,960	26,813,012
Accrued compensation expense	82,240,779	94,224,406
Liabilities within discontinued operations	2,987,026,879	2,851,696,563
Accrued expenses and other liabilities	143,305,605	65,363,774

Total liabilities	3,734,962,325	3,211,216,548

Stockholders’ equity
Class A Common Stock, $.01 par value, 500,000,000 shares authorized; 131,724,244 shares issued and 113,958,100 shares outstanding at September 30, 2004 and 128,187,060 shares issued and 115,110,555 shares outstanding at December 31, 2003	1,317,242	1,281,871
Additional paid-in-capital	407,067,359	370,897,405
Retained earnings	481,898,971	499,056,756
Treasury stock, at cost; 17,766,144 shares at September 30, 2004 and 13,076,505 at December 31, 2003	(115,729,941)	(68,795,258)
Unamortized stock-based compensation	(21,097,690)	(12,308,996)

Total stockholders’ equity	753,455,941	790,131,778

Total liabilities and stockholders’ equity	$4,488,418,266	$4,001,348,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended Sept 30,
	2004	2003
Cash flows from operating activities
Net (loss) income	$(17,157,783)	$28,558,196
Income from discontinued operations, net of taxes	14,948,350	3,333,333

(Loss) income from continuing operations, net of taxes	(32,106,133)	25,224,863

Adjustments to reconcile (loss) income from continuing operations, net of taxes, to net cash provided by operating activities
Writedown of assets and lease loss accrual	3,498,261	16,712,880
Depreciation and amortization	10,720,438	15,020,507
Stock-based compensation	9,144,843	2,443,299
Income tax benefit on stock awards exercised	5,134,485	1,599,016
(Increase) decrease in operating assets
Securities owned	(47,343,117)	(85,165,371)
Receivable from brokers and dealers	(258,499,477)	(53,209,987)
Receivable from discontinued operations	(34,868,048)	(88,598,116)
Other assets	(5,843,976)	38,085,042
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	55,603,309	101,207,482
Payable to brokers and dealers	266,853,948	23,325,496
Accrued compensation expense	(12,221,904)	18,175,372
Accrued expenses and other liabilities	75,523,739	(4,141,589)

Net cash provided by operating activities	35,596,368	10,678,894

Cash flows from investing activities
Investment in Deephaven sponsored funds	(8,726,915)	(40,150,929)
Purchases of fixed assets and leasehold improvements	(28,595,353)	(4,983,363)
Purchases, net of proceeds, of strategic investments	(5,738,199)	(2,177,570)

Net cash used in investing activities	(43,060,467)	(47,311,862)

Cash flows from financing activities
Stock options exercised	13,103,668	6,048,925
Cost of common stock repurchased	(46,696,406)	(33,172,296)
Purchase of shares from minority investors in Knight Roundtable Europe Limited	(2,500,000)	—

Net cash used in financing activities	(36,092,738)	(27,123,371)

Decrease in cash and cash equivalents	(43,556,837)	(63,756,339)
Net cash provided by discontinued operations	3,549,271	20,817,129
Cash and cash equivalents at beginning of period	249,997,693	236,608,930

Cash and cash equivalents at end of period	$209,990,127	$193,669,720

Supplemental disclosure of cash flow information:
Cash paid for interest	$323,019	$104,313

Cash paid for income taxes	$26,653,232	$2,022,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

1. Organization and Description of the Business

Knight Trading Group, Inc. and its subsidiaries (the “Company”) currently operate in Equity Markets, Asset Management and Derivative Markets segments. The Company’s business segments are comprised of the following operating subsidiaries:

Equity Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). Additionally, in December 2003, KEM acquired the business of Donaldson & Co., Incorporated (“Donaldson”), a firm that offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”), the National Stock Exchange and the Pacific Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Equity Markets International Limited (“KEMIL”), is a U.K. registered broker-dealer that provides execution services for European clients in European and U.S. equities. KEMIL is regulated by the Financial Services Authority in the U.K. and is a member of the London Stock Exchange.

•	Knight Securities Japan Ltd. (“KSJ”) operated as a market maker in Japanese equity securities until it ceased its trading operations and was subsequently liquidated in 2003. The Company owned 60% of KSJ through a joint venture with Nikko Cordial Group. See Footnote 9 “Discontinued Operations” for a further discussion of KSJ.

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment manager and sponsor of the Deephaven investment funds (the “Deephaven Funds”). The Company’s corporate investment in the Deephaven Funds is also included in this segment.

Derivative Markets

•	Knight Financial Products LLC (“KFP”) operates as a market maker and specialist in options on individual equities, equity indices and fixed income and commodity futures instruments in the U.S. KFP, through its affiliate Knight Execution Partners LLC (“KEP”), also manages a professional option and equity execution services business. KFP and KEP are broker-dealers registered with the SEC and are members of the Chicago Board Options Exchange, American Stock Exchange, Philadelphia Stock Exchange, Pacific Stock Exchange and the International Securities Exchange (“ISE”) and operate on the Boston Options Exchange. KFP is also a member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the New York Mercantile Exchange and the Philadelphia Board of Trade. KEP is also a member of the NASD.

In the third quarter of 2004, the Company entered into a definitive agreement to sell its Derivative Markets business to Citigroup Financial Products LLC (“Citigroup”). The deal is expected to close in the fourth quarter of 2004 and is subject to customary closing conditions, including antitrust and regulatory approvals. In accordance with generally accepted accounting principles (“GAAP”), the results of this business segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, please see Footnote 9 “Discontinued Operations.”

2. Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances within continuing operations have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC.

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

Market making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities and listed options contracts, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. In the first quarter of 2004, we changed the classification of revenues from transactions that generate commission equivalents from inclusion in Net trading revenues to inclusion in Commissions and fees as commission equivalents are similar in nature to commissions on agency transactions. Commission equivalents for the three and nine months ended September 30, 2004 were $27.4 million and $103.7 million, respectively. Commission equivalents for the three and nine months ended September 30, 2003 were $32.2 million and $81.4 million, respectively.

Payments for order flow represent payments to broker-dealer clients for directing their order executions to the Company. Soft dollar and commission recapture expense represents payments to institutions in connection with soft dollar and commission recapture programs. The Company’s clearing agreements call for payment or receipt of interest income, net of interest expense, for facilitating the settlement and financing of securities transactions.

Asset management fees

The Company earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds, or the net asset value at the time each investor made a purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds. If Deephaven’s Market Neutral Fund, which contains the majority of assets under management, recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis. As such, the Incentive Allocation Fee may be negative for certain periods, but not lower than zero on a year-to-date basis.

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

Foreign currencies

The functional currency of the Company’s consolidated foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Prior to its liquidation, KSJ’s functional currency was the Japanese yen. The foreign exchange gains and losses resulting from the translation of the financial statements of KSJ were included within a separate component of Stockholders’ equity until KSJ’s liquidation. As discussed in Footnote 9 “Discontinued Operations,” in the second quarter of 2003, KSJ ceased its operations, and its results, including the effects of translation, are included in Income from discontinued operations, net of taxes on the Consolidated Statements of Operations.

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

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, all of the assets and liabilities within a separate business segment or reporting unit that has been disposed of through closure or sale, or is classified as held for sale, are disclosed separately as Assets or Liabilities within discontinued operations on the Statements of Financial Condition for all periods presented. The assets and liabilities are deemed to be held for sale upon management’s approval and commitment to a plan to dispose of or sell the business segment or reporting unit. Also, the revenues and expenses associated with these business segments or reporting units are included within Income from discontinued operations, net of taxes, on the Statements of Operations for all periods presented. Additionally, in accordance with the provisions of SFAS 144, the Company ceases amortizing long-lived assets while they are classified as held for sale.

Stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock-based compensation plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net (loss) income and earnings per share amounts for the three and nine months ended September 30, 2004 and 2003, respectively, would have been as follows (in millions, except per share data):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003
Net (loss) income, as reported	$(1.1)	$23.6	$(17.2)	$28.6
Pro forma compensation expense determined under fair value based method, net of tax	(1.2)	(2.5)	(5.2)	(6.9)
Pro forma net (loss) income	(2.3)	21.1	(22.4)	21.6
Basic earnings per share, as reported	(0.01)	0.21	(0.15)	0.26
Diluted earnings per share, as reported	(0.01)	0.20	(0.15)	0.25
Pro forma basic earnings per share	(0.02)	0.19	(0.20)	0.19
Pro forma diluted earnings per share	(0.02)	0.18	(0.20)	0.19

The Company records the fair market value of restricted stock awards on the date of grant as unamortized stock-based compensation in Stockholders’ equity and amortizes the balance to compensation expense ratably over the vesting period.

Other

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

3. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased from continuing operations are carried at market value and consist of the following (in millions):

	September 30, 2004	December 31, 2003
Securities owned:
Equities	$238.5	$190.0
U.S. government obligations	10.1	11.2

	$248.6	$201.2

Securities sold, not yet purchased:
Equities	$228.7	$173.1

	$228.7	$173.1

4. Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers from continuing operations consist of the following (in millions):

	September 30, 2004	December 31, 2003
Receivable:
Clearing brokers	$394.7	$180.9
Securities failed to deliver	50.2	19.5
Other	18.6	4.6

	$463.5	$205.0

Payable:
Clearing brokers	$262.0	$15.0
Securities failed to receive	28.2	11.6
Other	3.5	0.1

	$293.7	$26.8

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

In June 2004, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. The goodwill balance from continuing operations of $19.2 million at September 30, 2004, related to the Equity Markets segment. Goodwill from continuing operations is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. In the first half of 2004, the Company acquired all of the ownership interests of the minority owners of Knight Roundtable Europe Limited (“KREL”) (which is the Company’s subsidiary that owns KEMIL) for $2.5 million, which was recorded as goodwill and is attributable to the Equity Markets business segment.

At September 30, 2004, the Company had intangible assets, net of accumulated amortization, of $11.7 million from continuing operations, all included within the Equity Markets business segment. Intangible assets, net of accumulated amortization, of $11.5 million resulted from the purchase of the business of Donaldson and primarily represent the value of client relationships. The carrying value of these intangible assets is being amortized over the remaining useful lives, which have been determined to range from five to thirty years.

In the third quarter of 2004, the Company recorded amortization expense from continuing operations, related to its intangible assets within its Equity Markets business segment of $155,000. The estimated amortization expense from continuing operations relating to the intangible assets for each of the next five years approximates $155,000 for the remainder of 2004 and $620,000 per year in the subsequent four years.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization, from continuing operations, for the nine months ended September 30, 2003 and 2004 (in millions), respectively:

	Equity Markets
	Goodwill	Intangible Assets
Balance at January 1, 2003	$13.1	$—

Balance at September 30, 2003	$13.1	$—

Balance at January 1, 2004	$16.7	$12.0
Purchase of shares from minority investors in KREL and other intangibles	2.5	0.2
Amortization expense	—	(0.5)

Balance at September 30, 2004	$19.2	$11.7

6. Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.5 billion of assets under management in the Deephaven Funds as of September 30, 2004, the Company had a corporate investment of $206.3 million. Additionally, Other assets on the Consolidated Statements of Financial Condition at September 30, 2004 and December 31, 2003 included $19.8 million and $3.5 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition, certain officers, directors and employees of the Company had direct investments of approximately $13.0 million in the Deephaven Funds, in the aggregate, as of September 30, 2004.

Strategic investments, which primarily include the Company’s investments in Nasdaq and the ISE, are reviewed on an ongoing basis to ensure that the fair values of the investment have not been impaired. In accordance with this policy, the Company wrote down its investment in Nasdaq, to fair value, resulting in an impairment charge of $6.8 million in the first quarter of 2003.

7. Significant Clients

The Company considers significant clients to be clients, from its continuing operations, who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. One customer accounted for approximately 11.5% and 12.0% of the Company’s U.S. equity dollar value traded during the three and nine months ended September 30, 2004, respectively. Payments for order flow to this firm for U.S. equity order flow for the three and nine months ended September 30, 2004 amounted to $2.8 million and $15.2 million, respectively.

The Company’s corporate investment in the Deephaven Funds of $206.3 million accounted for 5.8% of total assets under management as of September 30, 2004. One institutional investor accounted for more than 10% of the Deephaven Funds’ assets under management, with 13.1% as of September 30, 2004.

8. Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual from continuing operations for the three months ended September 30, 2004 of $874,000 is related to the writedown of fixed assets that are no longer actively used. The Writedown of assets and lease loss accrual from continuing operations for the nine months ended September 30, 2004 was $3.5 million, which includes $2.6 million of costs associated with excess real estate capacity in Jersey City, NJ.

The Writedown of assets and lease loss accrual from continuing operations for the nine months ended September 30, 2003 was $16.7 million. The writedown primarily consists of $9.8 million related to costs associated with excess real estate capacity in Jersey City, NJ and $6.8 million related to the writedown of the investment in Nasdaq to fair value.

9. Discontinued Operations

Derivative Markets

On August 8, 2004, the Company entered into a definitive agreement with Citigroup under which Citigroup will acquire substantially all of the assets and assume certain of the liabilities (the “adjusted book value”) that comprise the Derivatives Markets business operated by KFP and KEP for approximately $225 million in cash, subject to an adjustment based on the adjusted book value of the Derivative Markets business at the time the deal closes. The decision to sell the Derivative Markets business was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. The transaction is expected to close in the fourth quarter of 2004 and is subject to customary closing conditions, including antitrust and regulatory approvals.

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, all of the assets and liabilities within Derivative Markets that have been designated as “held for sale” are disclosed separately as Assets or Liabilities within discontinued operations on the Statements of Financial Condition for all periods presented. Additionally, the revenues and expenses associated with these businesses have been included within Income from discontinued operations, net of taxes on the Statements of Operations for all periods presented.

Equity Markets – Knight Securities Japan

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

The revenues and results of operations of the discontinued operations for the three and nine month periods ended September 30, 2003 and 2004 are summarized as follows (in millions):

	For the three months ended September 30,
	2004	2003
	Derivative Markets	Derivative Markets
Revenues	$47.2	$39.5

Pre-tax income from discontinued operations	$8.9	$6.3
Income tax expense	3.6	2.5

Income from discontinued operations, net of taxes	$5.3	$3.8

	For the nine months ended September 30,
	2004	2003
	Derivative Markets	Derivative Markets	Equity Markets (KSJ)	Total
Revenues	$137.0	$108.8	$0.9	$109.7

Pre-tax income (loss) from discontinued operations before minority interest	$25.1	$9.1	$(16.1)	$(7.1)
Minority interest in losses of KSJ	—	—	6.5	6.5

Pre-tax income (loss) from discontinued operations	25.1	9.1	(9.7)	(0.6)
Income tax expense (benefit)	10.2	3.6	(7.6)	(4.0)

Income (loss) from discontinued operations, net of taxes	$14.9	$5.5	$(2.1)	$3.3

The Consolidated Statements of Financial Condition include Assets within discontinued operations and Liabilities within discontinued operations. The net balance of these items represents the adjusted book value of the discontinued operations in accordance with the agreement to sell the Derivative Markets business. The major asset and liability classes included within these categories at September 30, 2004 and December 31, 2003, respectively, are as follows (in millions):

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$14.3	$12.2
Securities owned, held at clearing brokers, at market value	2,935.1	2,823.9
Receivable from brokers and dealers	91.2	64.8
Other assets	44.4	37.3

Total assets within discontinued operations	$3,085.0	$2,938.2

Securities sold, not yet purchased	$2,882.0	$2,485.0
Payable to Knight Trading Group	78.4	43.5
Accrued compensation expense	20.5	22.4
Payable to brokers and dealers	—	286.9
Accrued expenses and other liabilities	6.1	13.8

Total liabilities within discontinued operations	$2,987.0	$2,851.7

Included within Other assets in the table above is $4.4 million of Goodwill related to the Derivative Markets business segment. This amount is net of accumulated amortization of $556,000 recorded through December 31, 2001. Also included within Other assets in the table above are intangible assets related to the Derivative Markets business segment. The balance, net of accumulated amortization, of $1.6 million, primarily resulted from the purchase of various options related specialist posts. These intangible assets were being amortized over the remaining useful lives, which had been determined to range between ten and fourteen years.

In accordance with the provisions of SFAS 144 Accounting for the Disposal of Long-Lived Assets, the Company ceased amortizing long-lived assets held by the Derivative Markets segment upon the formal decision to sell the Derivative Markets business.

10. Commitments and Contingent Liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company.

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense, from continuing operations, under the office leases was $2.6 million and $2.3 million for the three months ended September 30, 2004 and 2003, respectively. For both of the nine month periods ended September 30, 2004 and 2003, rental expense, from continuing operations, was $7.2 million.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of September 30, 2004, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and obligations on clearing contracts and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows:

	Operating Leases	Other Obligations	Total
Three months ending December 31, 2004	$4.2	$18.5	$22.7
Year ending December 31, 2005	14.5	22.6	37.1
Year ending December 31, 2006	10.5	14.0	24.5
Year ending December 31, 2007	9.8	0.8	10.6
Year ending December 31, 2008	9.3	—	9.3
Thereafter through October 31, 2021	117.4	—	117.4

	$165.8	$55.9	$221.6

During the normal course of business, the Company collateralizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of September 30, 2004, the Company has provided a $10.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

On October 22, 2003, the Company announced that it had entered into new long-term employment contracts with the senior management team of Deephaven (the “Deephaven managers”). These employment agreements, which became effective on January 1, 2004, are for three-year terms and include an option for renewal by the Deephaven managers through 2009 under certain circumstances. In addition, the agreements provide that, in the event of a change of control of the Company during the initial three- year term, the Deephaven managers would have the option to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses, which in the aggregate range from 42% to 50% of the pre-tax, pre-profit sharing profits of Deephaven during the term of the agreements. If a change of control of the Company were to occur, and if the Deephaven managers exercised this option, the Company would retain a 49% interest in Deephaven.

11. Regulatory Charges and Related Matters

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, in March 2004, Knight Securities L.P., (“KSLP,” now known as KEM) received Wells Notices from the staffs of the SEC’s Division of Enforcement and from NASD’s Department of Market Regulation.

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

Under the terms of the agreement in principle, KSLP would disgorge $41.2 million in institutional trading profits, and pay $13 million in interest and $25 million in penalties, for a total of $79.2 million. The SEC and NASD would then determine how the funds would be distributed. KSLP expects the proposed settlement to take the form of an administrative order, in which KSLP would neither admit nor deny the findings. During the second quarter of 2004, the Company recorded a pre-tax charge of $79.2 million, which is recorded as Regulatory charges and related matters on the Consolidated Statements of Operations, and reflected within Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. Based on the information currently available, the Company has not recorded a tax benefit for the $25.0 million penalty.

The findings concerning KSLP will include violations of the antifraud provisions of Section 15(c)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) and associated rules. The findings will also include violations of the SEC books and records rules (Rules 17a-3 and 17a-4 under the Exchange Act) in connection with the retention of e-mails and order tickets and the use of trade modifiers; violations of NASD rules concerning the production of books and records (NASD Rule 8210), including just and equitable principles of trade (NASD 2110); failures to supervise under Exchange Act Section 15(b)(4)(E) and NASD Rules 3010 and 2110; and violations of NASD rules in connection with the use of trade modifiers (NASD Rules 4632 and 4642) and the filing of NASD Form U5 notices for certain former employees (NASD Rule 2110).

The proposed settlement would resolve the matters for which KSLP received Wells Notices from the staffs of the Division of Enforcement of the SEC and NASD’s Department of Market Regulation. The agreement in principle does not address the Wells Notices received by four former employees of KSLP.

The agreement in principle also does not address the private arbitration claim against KSLP made by a former KSLP employee relating to his employment and termination, as the Company originally disclosed in its Form 10-Q for the quarter ending June 30, 2002, and as updated in subsequent securities filings. As disclosed in the Company’s Form 8-K filing on September 23, 2004, KSLP was notified on September 22, 2004 by NASD Dispute Resolution, Inc. of a favorable decision with respect to this private employee arbitration. All claims and counterclaims in the private arbitration were dismissed, except that the arbitration panel awarded the former employee the amount of $19,101 (without interest) relating to the calculation of his override bonus payment for the year 2000.

For additional information related to legal proceedings and regulatory matters, please see “Legal Proceedings” in Part II, Item 1 of this document.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2004 and 2003 (in millions, except for share and per share data):

	For the three months ended September 30,
	2004		2003
	Numerator / net loss	Denominator / shares	Numerator / net income	Denominator / shares
Net (loss) income and shares used in basic calculations	$(1.1)	112,012,941	$23.6	111,086,526
Effect of dilutive stock based awards	—	—	—	6,612,186

Net (loss) income and shares used in diluted calculations	$(1.1)	112,012,941	$23.6	117,698,712

Basic earnings per share		$(0.01)		$0.21

Diluted earnings per share		$(0.01)		$0.20

	For the nine months ended September 30,
	2004		2003
	Numerator / net loss	Denominator / shares	Numerator / net income	Denominator / shares
Net (loss) income and shares used in basic calculations	$(17.2)	112,816,260	$28.6	111,903,396
Effect of dilutive stock based awards	—	—	—	4,081,549

Net (loss) income and shares used in diluted calculations	$(17.2)	112,816,260	$28.6	115,984,945

Basic earnings per share		$(0.15)		$0.26

Diluted earnings per share		$(0.15)		$0.25

For the three and nine months ended September 30, 2004, 3,897,143 and 5,629,848 shares of common stock equivalents, respectively, were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during these periods, and the effect of their inclusion would be anti-dilutive.

13. Stock-Based Compensation

The Company has established the Knight Trading Group, Inc. 1998 Long Term Incentive Plan, the Knight Trading Group, Inc. 1998 Nonemployee Director Stock Option Plan and the Knight Trading Group, Inc. 2003 Equity Incentive Plan (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of the Company. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units (collectively, the “awards”), as defined by the Plans. In addition, the Plans limit the number of awards that may be granted overall and to any individual.

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options generally vest over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the agreements. Restricted stock generally vests over three years. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances.

The Company granted 15,000 restricted shares under the Plans during the third quarter of 2004 as stock-based compensation. At September 30, 2004 the Company had 2,777,512 restricted shares outstanding, in aggregate, both under and outside of the Plans. The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees over the vesting period. For the three months ended September 30, 2004 and 2003, the Company recorded compensation expense, related to its continuing operations, for the fair values of the restricted shares of Class A Common Stock granted to employees of $2.4 million and $751,000, respectively, and $6.8 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively, all of which has been included in Employee compensation and benefits in the Consolidated Statements of Operations.

14. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The following table reconciles the provision to the U.S. federal statutory income tax (benefit) rate:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
U.S. federal statutory income tax (benefit) rate	-35.0%	35.0%	-35.0%	35.0%
U.S. state and local income tax (benefit) rate, net of U.S. federal income tax effect	-4.9%	5.6%	-2.5%	3.9%
Nondeductible charges	3.6%	1.9%	25.5%	1.7%
Other, net	-3.5%	-1.7%	-3.4%	-1.3%

Effective income tax (benefit) rate	-39.8%	40.8%	-15.4%	39.3%

15. Business Segments for Continuing Operations

The Company has two reportable business segments from continuing operations: Equity Markets and Asset Management. Equity Markets primarily represents market-making in U.S. equities. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds and the Company’s corporate investment in the Deephaven Funds.

During the third quarter of 2004, the Company agreed to sell its third business segment, Derivative Markets. In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, all of the assets and liabilities within Derivative Markets that have been designated as “held for sale” are disclosed separately as Assets or Liabilities within discontinued operations on the Statements of Financial Condition for all periods presented. Additionally, the revenues and expenses associated with these businesses have been included within Income from discontinued operations, net of taxes on the Statements of Operations for all periods presented. For a discussion of discontinued operations as well as a breakout of discontinued operations by business segment, please see Footnote 9, “Discontinued Operations.”

The Company’s revenues, (loss) income from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions). Other revenues and expenses that are not directly attributable to a particular segment and relate to the Company’s general corporate functions are allocated to the segments based upon the Company’s allocation methodologies, which are generally based on each segment’s respective resource usage or other appropriate measures. In accordance with SFAS 144, the Company did not allocate any of these expenses to its discontinued operations. Historical amounts allocated to the segments with discontinued operations have been removed and re-allocated to continuing operations. The expenses that would have been allocated to the Derivative Markets segment had it not been classified as a discontinued operation were $1.6 million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively and $4.7 million and $4.5 million for the nine months ended September 30, 2004 and 2003, respectively.

	Equity Markets[1]	Asset Management	Eliminations[2]	Consolidated Total
For the three months ended September 30, 2004:
Revenues	$94.4	$5.3	$(0.3)	$99.4
(Loss) from continuing operations before income taxes	(8.0)	(2.8)	—	(10.8)
Total assets[3]	1,156.8	246.7	—	1,403.5

For the three months ended September 30, 2003:
Revenues	$124.8	$18.4	$(0.2)	$143.0
Income from continuing operations before income taxes	23.8	9.6	—	33.4
Total assets[3]	759.5	243.9	—	1,003.5

	Equity Markets[1]	Asset Management	Eliminations[2]	Consolidated Total
For the nine months ended September 30, 2004:
Revenues	$393.2	$32.9	$(0.6)	$425.4
(Loss) income from continuing operations before income taxes	(46.6)	8.6	—	(37.9)
Total assets[3]	1,156.8	246.7	—	1,403.5

For the nine months ended September 30, 2003:
Revenues	$307.2	$52.6	$(0.4)	$359.5
Income from continuing operations before income taxes	10.8	30.7	—	41.5
Total assets[3]	759.5	243.9	—	1,003.5

[1]	– (Loss) income from continuing operations before income taxes (“Pre-tax income”) for the three months ended September 30, 2004 includes $874,000 in writedowns of assets and lease loss accrual (described in Footnote 8). Pre-tax income for the nine months ended September 30, 2004 includes $3.5 million in writedowns of assets and lease loss accrual (described in Footnote 8), and $79.2 million in regulatory charges and related matters (described in Footnote 11). Pre-tax income for the nine months ended September 30, 2003 includes $16.7 million in writedowns of assets and lease loss accrual (described in Footnote 8).
[2]	- Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.
[3]	- Total assets does not include Assets within discontinued operations of $3.1 billion and $2.8 billion at September 30, 2004 and 2003, respectively.

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

Executive Overview

The Company has two reportable business segments included in its continuing operations: Equity Markets and Asset Management.

•	Equity Markets—We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets.

•	Asset Management—We operate an asset management business for institutions and high-net-worth individuals. Assets under management were $3.5 billion as of September 30, 2004 reflecting an increase of $1.9 billion from December 31, 2003 and $2.1 billion from the end of the third quarter of 2003. The Company’s corporate investment in the Deephaven Funds, which was $206.3 million at September 30, 2004, and related investment returns, are included within this segment.

In the third quarter of 2004, the Company entered into a definitive agreement to sell its third business segment, Derivative Markets to Citigroup Financial Products LLC (“Citigroup”). The deal is expected to close in the fourth quarter of 2004 and is subject to customary closing conditions, including antitrust and regulatory approvals. In accordance with generally accepted accounting principles (“GAAP”), the results of this business segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business, please see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

The following table sets forth the revenues, expenses excluding Regulatory charges and related matters and Writedown of assets and lease loss accrual (“Operating Expenses”) and (loss) income from continuing operations before Regulatory charges and related matters, Writedown of assets and lease loss accrual and income taxes (“Pre-Tax Operating Earnings”) of our business segments and on a consolidated basis (in millions):

	For the three months ended September 30,			For the nine months ended September 30,
	2004		2003	2004	2003
Equity Markets
Revenues		$94.4	$124.8	$393.2	$307.2
Operating Expenses		101.5	101.0	357.1	279.7

Pre-Tax Operating Earnings		-7.1	23.8	36.1	27.6

Asset Management
Revenues		5.3	18.4	32.9	52.6
Operating Expenses		8.0	8.8	24.2	21.9

Pre-Tax Operating Earnings		-2.8	9.6	8.6	30.7

Consolidated
Revenues*		99.4	143.0	425.4	359.5
Operating Expenses*		109.2	109.6	380.7	301.2

Pre-Tax Operating Earnings	-$	9.9	$33.4	$44.8	$58.2

*	- Consolidated Revenues and Operating Expenses for the three months ended September 30, 2004 and 2003 include the elimination of intercompany management fees of $303,000 and $159,000, respectively. Consolidated Revenues and Operating Expenses for the nine months ended September 30, 2004 and 2003 include the elimination of intercompany management fees of $631,000 and $382,000, respectively.

Total revenues from continuing operations for the three months ended September 30, 2004 decreased 30.5% from the comparable period in 2003, while Operating Expenses from continuing operations decreased less than 1%. Pre-Tax Operating Earnings from continuing operations was a loss of $9.9 million for the three months ended September 30, 2004, down from earnings of $33.4 million for the same period in 2003.

Total revenues from continuing operations for the nine months ended September 30, 2004 increased 18.4% from the comparable period in 2003, while Operating Expenses from continuing operations increased 26.4%. Pre-Tax Operating Earnings from continuing operations was $44.8 million for the nine months ended September 30, 2004, down from $58.2 million for the same period in 2003.

The results for 2004 in both Equity Markets and Asset Management were lower than the prior year and were impacted by lackluster market conditions. Our Equity Markets business segment was affected by reduced revenue capture statistics and losses incurred from our expanded London operation. Our Asset Management business segment was impacted by lower fund returns offset, in part, by the growth in our assets under management.

A reconciliation of GAAP (loss) income from continuing operations before income taxes (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings from continuing operations and of total GAAP expenses to Operating Expenses is included elsewhere in this section.

Market and Economic Conditions in the Third Quarter of 2004

In the U.S., equity indices declined during the third quarter of 2004. The Dow Jones Industrial Average, Nasdaq Composite Index and the S&P 500 decreased by 3.4%, 7.4% and 2.3%, respectively, from June 30, 2004. The Dow Jones Industrial Average and the Nasdaq Composite Index were down 3.6% and 5.3%, respectively, in the first nine months of 2004, while the S&P 500 increased slightly by 0.2%.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the equity market volumes; the dollar value of securities traded; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees related to our legal proceedings; the strength of our client relationships; the amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and sales, trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters, including ongoing regulatory investigations; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share and revenue capture in our Equity Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and ability to achieve our strategic objectives could be materially and adversely affected.

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

Trends

We believe that our continuing operations are currently impacted by the following trends that may affect our financial condition and results of operations.

•	Over the past three years, the effects of market structure changes, competition and market conditions have resulted in a decline in revenue capture per U.S. equity dollar value traded in our Equity Markets operations.

•	Retail broker-dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•	Market structure changes, competition and market conditions have triggered an industry shift toward market makers charging explicit commissions or commission equivalents to institutional clients for executions in OTC securities. For the majority of our institutional client orders, we currently charge an explicit fee in the form of commissions or commission-equivalents. In addition, institutional commission rates have fallen in the past few years, and this may continue in the future.

•	The increase in trading of Nasdaq-listed securities on electronic communication networks (“ECNs”) and other exchanges has increased market fragmentation in the Equity Markets segment, resulting in increased execution expenses, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations.

•	Due to regulatory scrutiny over the past two years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional clients allocate commissions to broker-dealers based on the quality of executions. In the past, institutional equity commissions were often allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•	Similarly, broker-dealer clients continue to focus on statistics measuring the quality of equity executions (including speed of executions and price improvement). In an effort to improve the quality of its executions as well as increase efficiencies, market makers have increased the level of automation within their operations. Increased automation and the greater focus on execution quality have resulted in greater competition in the marketplace. Additionally, efforts to enhance execution quality could impact revenue capture amongst market making firms.

•	There has been increased scrutiny of market makers, hedge funds and soft dollar practices by the regulatory and legislative authorities, including a recently passed SEC regulation related to the registration of hedge funds. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been a growing trend among institutions to allocate more of their assets to hedge fund investments. This has influenced the growth in the hedge fund industry and may result in greater competition in the future.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses from continuing operations.

Revenues

Our revenues consist principally of Net trading revenue and Commissions and fees from U.S. securities trading and market-making activities from Equity Markets. These revenues are primarily affected by changes in the amount and mix of U.S. equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients, and regulatory changes and evolving industry customs and practices.

Trading profits and losses on principal transactions are included within Net trading revenue. Revenues on transactions for which we charge explicit commissions or commission equivalents are included within Commissions and fees. For the majority of our institutional client orders, we currently charge an explicit fee in the form of commissions or commission-equivalents. In the first quarter of 2004, we changed the classification of revenues from institutional client orders which generate commission equivalents from inclusion in Net trading revenues to inclusion in Commissions and fees, as commission equivalents are similar in nature to commissions. This change is consistent with industry practice. Commission equivalents for the three and nine months ended September 30, 2004 were $27.4 million and $103.7 million, respectively. Commission equivalents for the three and nine months ended September 30, 2003 were $32.2 million and $81.4 million, respectively. As a result, prior period amounts have been reclassified to conform to current period presentation. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of our soft dollar and commission recapture activity as well as by changes in fees earned for directing trades to certain destinations for execution.

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

Investment income and other income primarily represents income earned, net of losses, related to our corporate investment in the Deephaven Funds and, to a lesser extent, our strategic investments. Investment income and other income are primarily affected by the rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

Expenses

Our operating expenses largely consist of Employee compensation and benefits, Execution and clearance fees, Payments for order flow and Soft dollar and commission recapture payments. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, our profitability and our number of employees. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs, exchanges and certain regulatory bodies. Payments for order flow fluctuate based on U.S. equity share volume, our profitability, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy. Soft dollar and commission recapture payments fluctuate based on U.S. equity share volume executed on behalf of institutions.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to all other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain expenses including soft dollar and commission recapture expenses, execution and clearance costs and overhead allocations. The majority of compensation in Asset Management is determined by a profitability-based formula.

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to Nasdaq and other regional exchanges and regulatory bodies and execution fees paid to third parties, primarily for executing trades in listed securities on the New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”), and for executing orders through ECNs.

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to us. Payments for order flow fluctuate as we modify our payment rates and as the percentage of clients whose policy is not to accept payments for order flow varies.

Soft dollar and commission recapture expense represent payments to institutions in connection with our soft dollar and commission recapture programs. In prior years, these expenses were primarily included within Payments for order flow and Execution and clearance fees. Prior period amounts have been reclassified to reflect the current period presentation.

Three Months Ended September 30, 2004 and 2003

Continuing Operations

Revenues

Equity Markets

	For the three months ended September 30,
	2004	2003	Change	% of Change
Net trading revenue (millions)	$33.4	$79.7	$(46.3)	-58.1%
Commissions and fees (millions)	58.9	41.9	17.0	40.4%
Interest and dividends, net (millions)	1.0	0.7	0.3	41.8%
Investment income and other (millions)	1.0	2.4	(1.4)	-57.5%

Total Revenues	$94.4	$124.8	$(30.4)	-24.4%

U.S equity dollar value traded ($ billions)	333.1	421.1	(88.0)	-20.9%
U.S. equity trades executed (millions)	41.6	47.8	(6.2)	-13.0%
Nasdaq and Listed equity shares traded (billions)	22.5	36.5	(13.9)	-38.2%
OTC Bulletin Board and Pink Sheet shares traded (billions)	294.2	82.7	211.5	255.7%
Average revenue capture per U.S. equity dollar value traded (bps)	2.2	2.8	(0.7)	-23.2%

Total revenues from our Equity Markets business segment, which is primarily comprised of Net trading revenue and Commissions and fees from our domestic businesses, decreased 24.4% to $94.4 million for the three months ended September 30, 2004, from $124.8 million for the comparable period in 2003. The decrease in revenues was primarily the result of lower volumes and lower revenue capture per U.S. equity dollar value traded. U.S. equity dollar value traded decreased 20.9% in the third quarter of 2004 compared to the third quarter of 2003. Average revenue capture per dollar value traded was 2.2 basis points (“bps”) for the third quarter of 2004, representing a decrease of 23.2% from 2.8 bps in the third quarter of 2003. The decrease in revenues was partially offset by the revenues generated from the Donaldson division, which was acquired in December 2003. Excluding Donaldson, total revenues from Equity Markets decreased 37.4% to $78.2 million from the prior year quarter.

In the first quarter of 2004, we changed the formula for calculating the average revenue capture per U.S. equity dollar value traded metric. Average revenue capture per U.S. equity dollar value traded is now calculated as the total of net trading revenues and institutional commissions and commission equivalents (included in Commissions and fees), (collectively, “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. In prior quarters, average revenue capture per dollar value traded was calculated solely using net trading revenues (which included commission equivalents, but excluded institutional agency commissions). All prior year metrics have been adjusted to conform to the current period presentation. Core Equity Revenues were $71.7 million and $118.1 million for the three months ended September 30, 2004 and 2003, respectively.

Asset Management

	For the three months ended September 30,
	2004	2003	Change	% of Change
Asset management fees (millions)	$6.8	$13.0	$(6.2)	-47.6%
Investment income and other (millions)	(1.5)	5.4	(6.9)	-127.9%

Total Revenues	$5.3	$18.4	$(13.1)	-71.3%

Average month-end balance of assets under management ($ millions)	3,415.5	1,387.3	2,028.2	146.2%
Quarter-to-date fund return to investors*	-0.5%	2.8%	-3.3%	-118.2%

*	Return represents the average return across all assets under management in the Deephaven Funds

Total revenues from our Asset Management segment decreased 71.3% to $5.3 million for the three months ended September 30, 2004, from $18.4 million for the comparable period in 2003. Asset management fees decreased to $6.8 million for the three months ended September 30, 2004, from $13.0 million for the comparable period in 2003. The decrease is primarily due to lower incentive fees as a result of the reduction in the average fund returns to the investors. The average fund return for the three months ended September 30, 2004 was a loss of approximately 0.5%, down from a gain of approximately 2.8% in the comparable period in 2003. The decrease was offset, in part, by the increase in management fees due to higher assets under management. The average month-end balance of assets under management increased to $3.42 billion during the third quarter of 2004, from an average of $1.39 billion during the comparable period in 2003.

Investment income and other, which primarily represents income from our corporate investment in the Deephaven Funds, decreased $6.9 million. The decrease is due to lower average returns on our corporate investment. The Company’s average month end corporate investment balance increased to $206.7 million during the third quarter of 2004, up from an average of $186.2 million during the comparable period in 2003.

Expenses

Employee compensation and benefits expense decreased 14.0% to $50.1 million for the three months ended September 30, 2004, from $58.3 million for the comparable period in 2003. As a percentage of total revenue, employee compensation and benefits increased to 50.4% for the three months ended September 30, 2004, from 40.7% in the comparable period in 2003. The decrease on a dollar basis was primarily due to the decrease in overall profitability offset, in part, by an increase in the number of employees within our continuing operations. Our number of full time employees from our continuing business segments increased to 675 at September 30, 2004, from 652 full time employees at September 30, 2003. In addition, we incurred severance costs of $870,000 and $613,000 for the three months ended September 30, 2004 and 2003, respectively.

Execution and clearance fees increased 1.2% to $19.6 million for the three months ended September 30, 2004, from $19.4 million for the comparable period in 2003. As a percentage of total revenue, execution and clearance fees increased to 19.7% for the three months ended September 30, 2004, from 13.5% for the comparable period in 2003. The increase on a dollar basis was due to the increase in fees related to our London operations and the purchase of the Donaldson business offset by fewer equity trades and a reduction in clearance rates. The increase as a percentage of total revenue was primarily due to lower revenue capture and lower revenues from Asset Management, which have no associated execution and clearance fees.

Payments for order flow decreased 51.8% to $4.6 million for the three months ended September 30, 2004, from $9.5 million for the comparable period in 2003. As a percentage of total revenue, payments for order flow decreased to 4.6% for the three months ended September 30, 2004, from 6.6% for the comparable period in 2003. The decrease on a dollar basis was due to the decrease in volumes and changes in our payment for order flow policy. The decrease as a percentage of total revenue was primarily due to the incremental revenues related to our Donaldson business, which have no associated payments for order flow.

Soft dollar and commission recapture expense increased to $14.3 million for the three months ended September 30, 2004, from $1.5 million for the comparable period in 2003. The increase is primarily due to the purchase of the Donaldson business on December 1, 2003.

Communications and data processing expense increased 22.8% to $7.9 million for the three months ended September 30, 2004, from $6.4 million for the comparable period in 2003. This increase was generally attributable to an increase in headcount as well as an increase in technology costs.

Depreciation and amortization expense decreased 23.8% to $3.3 million for the three months ended September 30, 2004, from $4.4 million for the comparable period in 2003. This decrease was primarily due to assets fully depreciating in the normal course of business offset, in part, by the purchases of additional fixed assets during 2003 and 2004.

Occupancy and equipment rentals expense decreased 2.9% to $4.0 million for the three months ended September 30, 2004, from $4.1 million for the comparable period in 2003. This decrease was primarily attributable to the lease loss accruals recorded during 2003 and 2004 related to our excess real estate capacity, primarily in Jersey City, NJ offset, in part by the leasing of additional office space.

Professional fees increased to $4.3 million for the three months ended September 30, 2004, from $1.7 million for the comparable period in 2003. The increase in 2004 was primarily due to an increase in consulting expenses and legal expenses, which have fluctuated based on the activity surrounding our various legal and regulatory matters.

Business development expense increased to $2.1 million for the three months ended September 30, 2004, from $1.3 million for the comparable period in 2003. The primary reasons for the increase were higher advertising and travel and entertainment costs.

Other expenses amounted to a benefit of $820,000 for the three months ended September 30, 2004, compared to an expense of $3.2 million in the comparable period in 2003. This decrease was due to a benefit of approximately $3.0 million related to an adjustment to legal reserves. Excluding this one-time benefit, other expenses would have decreased 31.1% due to lower administrative costs.

During the three months ended September 30, 2004, charges of $874,000 were incurred related to our continuing domestic businesses. This expense related to the writedown of fixed assets that are no longer actively used.

Our effective income tax rates, from continuing operations, of (39.8%) and 40.8% for the three months ended September 30, 2004 and 2003, respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes.

Discontinued Operations

Discontinued operations for the three months ended September 30, 2004 and 2003 relates to our Derivative Markets business. As previously discussed, we have reached a definitive agreement to sell our Derivative Markets business to Citigroup. The deal is expected to close in the fourth quarter of 2004. In accordance with GAAP, the results of this business segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business, please see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

Total revenues from our Derivative Markets segment increased 19.5% to $47.2 million for the three months ended September 30, 2004, from $39.5 million for the comparable period in 2003. The increase was primarily due to a 28.3% increase in the number of U.S. option contracts traded in the third quarter of 2004, compared to the third quarter of 2003 offset, in part, by a 6.9% decrease in average revenue capture per U.S. option contract traded. Additionally, the Derivative Markets segment earned higher commissions related to its options order routing business primarily due to higher volumes.

Nine Months Ended September 30, 2004 and 2003

Continuing Operations

Revenues

Equity Markets

	For the nine months ended September 30,
	2004	2003	Change	% of Change
Net trading revenue (millions)	$183.1	$192.3	$(9.2)	-4.8%
Commissions and fees (millions)	204.4	108.7	95.7	88.1%
Interest and dividends, net (millions)	2.5	1.9	0.5	26.9%
Investment income and other (millions)	3.2	4.2	(1.1)	-25.1%

Total Revenues	$393.2	$307.2	$86.0	28.0%

U.S equity dollar value traded ($ billions)	1,254.5	1,081.3	173.2	16.0%
U.S. equity trades executed (millions)	150.2	129.1	21.1	16.3%
Nasdaq and Listed equity shares traded (billions)	92.7	101.2	(8.4)	-8.4%
OTC Bulletin Board and Pink Sheet shares traded (billions)	990.6	169.0	821.6	486.0%
Average revenue capture per U.S. equity dollar value traded (bps)	2.6	2.7	(0.1)	-5.2%

Total revenues from our Equity Markets business segment, which is primarily comprised of Net trading revenue and Commissions and fees from our domestic businesses, increased 28.0% to $393.2 million for the nine months ended September 30, 2004, from $307.2 million for the comparable period in 2003. Revenues from the first nine months of 2004 were positively impacted by an increase in our institutional revenues, the purchase of the Donaldson business and higher volumes in low-priced OTC Bulletin Board and Pink Sheet shares from broker-dealer clients offset, in part, by lower average revenue capture per U.S. equity dollar value traded. Excluding the impact of Donaldson, total revenues from Equity Markets would have increased 11.1% to $341.4 million for the nine months ended September 30, 2004 over the prior year period. U.S. equity dollar value traded increased 16.0% for the first nine months of 2004 compared to the first nine months of 2003. Average revenue capture per U.S. equity dollar value traded was 2.6 bps for the nine months ended September 30, 2004, a decrease of 5.2% from 2.7 bps in the comparable period in 2003.

In the first quarter of 2004, we changed the formula for calculating the average revenue capture per U.S. equity dollar value traded metric. Average revenue capture per U.S. equity dollar value traded is now calculated as Core Equity Revenues divided by the total dollar value of the related equity transactions. In prior periods, average revenue capture per dollar value traded was calculated solely using net trading revenues (which included commission equivalents, but excluded institutional agency commissions). All prior year metrics have been adjusted to conform to the current period presentation. Core Equity Revenues were $320.1 million and $291.0 million for the nine months ended September 30, 2004 and 2003, respectively.

Asset Management

	For the nine months ended September 30,
	2004	2003	Change	% of Change
Asset management fees (millions)	$28.8	$37.0	$(8.1)	-22.0%
Investment income and other (millions)	4.0	15.6	(11.6)	-74.4%

Total Revenues	$32.9	$52.6	$(19.8)	-37.6%

Average month-end balance of assets under management ($ millions)	2,756.4	1,296.6	1,459.8	112.6%
Year-to-date fund return to investors*	1.6%	8.9%	-7.3%	-81.9%

*	Return represents the average return across all assets under management in the Deephaven Funds

Total revenues from our Asset Management segment decreased 37.6% to $32.9 million for the nine months ended September 30, 2004, from $52.6 million for the comparable period in 2003. Asset management fees decreased to $28.8 million for the nine months ended September 30, 2004, from $37.0 million for the comparable period in 2003. The decrease is due to the reduction in incentive fees as a result of lower average fund returns to the investors offset, in part, by higher management fees as a result of an increase in assets under management. The average fund return for the nine months ended September 30, 2004 was approximately 1.6%, down from 8.9% in the comparable period in 2003. The average month-end balance of assets under management increased to $2.76 billion during the first nine months of 2004, from an average of $1.30 billion during the comparable period in 2003.

Investment income and other, which primarily represents income from our corporate investments in the Deephaven Funds, decreased 74.4%. The decrease is due to lower average returns on our corporate investment offset, in part, by a higher average investment balance. The Company’s average month-end corporate investment balance invested in the Deephaven Funds increased to $218.6 million during the first nine months of 2004, up from an average of $182.7 million during the comparable period in 2003.

Expenses

Employee compensation and benefits expense increased 11.9% to $168.5 million for the nine months ended September 30, 2004, from $150.5 million for the comparable period in 2003. As a percentage of total revenue, employee compensation and benefits decreased to 39.6% for the nine months ended September 30, 2004, from 41.9% in the comparable period in 2003. The increase on a dollar basis was primarily due to the increase in headcount, which was impacted by the acquisition of Donaldson and the expansion of our London operations, and higher profitability-based compensation. Our number of full time employees in our continuing business segments increased to 675 at September 30, 2004, from 652 full time employees at September 30, 2003. In addition, we incurred severance costs of $2.9 million for the nine months ended September 30, 2004 down from $5.0 million for the comparable period in 2003

Execution and clearance fees increased 34.3% to $73.7 million for the nine months ended September 30, 2004, from $54.9 million for the comparable period in 2003. As a percentage of total revenue, execution and clearance fees increased to 17.3% for the nine months ended September 30, 2004, from 15.3% for the comparable period in 2003. The increase on a dollar basis was due to the increase in equity trades, the increase in fees related to our London operations and the purchase of the Donaldson business offset, in part, by a reduction in clearance rates. The increase as a percentage of total revenue was primarily due to lower revenue capture and lower revenues from Asset Management, which has no associated execution and clearance fees offset, in part, by lower clearance rates.

Payments for order flow increased 24.6% to $27.4 million for the nine months ended September 30, 2004, from $22.0 million for the comparable period in 2003. As a percentage of total revenue, payments for order flow increased slightly to 6.4% for the nine months ended September 30, 2004, from 6.1% for the comparable period in 2003. The increase on a dollar basis was due to the increase in volumes offset, in part, by changes in our payment for order flow policy. The slight increase on a percentage basis was primarily due to changes in our payment for order flow policy and lower revenues from Asset Management, which has no associated payments for order flow.

Soft dollar and commission recapture expense increased to $44.3 million for the nine months ended September 30, 2004, from $3.7 million for the comparable period in 2003. The increase is primarily due to the purchase of the Donaldson business on December 1, 2003.

Communications and data processing expense increased 1.2% to $21.6 million for the nine months ended September 30, 2004, from $21.3 million for the comparable period in 2003. This increase was generally attributable to an increase in technology and market data costs.

Depreciation and amortization expense decreased 28.6% to $10.7 million for the nine months ended September 30, 2004, from $15.0 million for the comparable period in 2003. This decrease was primarily due to assets fully depreciating in the normal course of business offset, in part, by the purchases of additional fixed assets during 2003 and 2004.

Occupancy and equipment rentals expense increased slightly to $12.8 million for the nine months ended September 30, 2004, from $12.7 million for the comparable period in 2003. This increase was primarily attributable to leasing of additional office space offset, in part, by the lease loss accruals recorded in 2003 and 2004 related to our excess real estate capacity, primarily in Jersey City, NJ.

Professional fees increased 28.3% to $11.6 million for the nine months ended September 30, 2004, from $9.0 million for the comparable period in 2003. The increase in 2004 was primarily due to an increase in consulting expenses and legal expenses, which have fluctuated based on the activity surrounding our various legal and regulatory proceedings.

Business development expense increased to $5.9 million for the nine months ended September 30, 2004, from $5.0 million for the comparable period in 2003. The primary reason for the increase was higher travel and entertainment costs.

Other expenses decreased to $4.1 million for the nine months ended September 30, 2004, compared to $7.0 million in the comparable period in 2003. The decrease was due to a benefit of approximately $3.0 million related to an adjustment to legal reserves. Excluding this one-time benefit, other expenses would have remained flat compared to the comparable period in 2003.

During the nine months ended September 30, 2004, charges of $82.7 million were incurred related to our continuing domestic businesses. These expenses primarily consist of $79.2 million related to charges for regulatory and related matters and $2.6 million of lease loss accruals related to the costs associated with excess real estate capacity in Jersey City, NJ. For a discussion of the $79.2 million charge for regulatory and related matters, refer to Footnote 11 “Regulatory Charge and Related Matters” included in Part I, Item 1 “Financial Statements” of this document.

For the nine months ended September 30, 2004, our effective tax rate, from continuing operations, of (15.4%) and 39.3% for the nine months ended September 30, 2004 and 2003, respectively differ from the federal statutory rate of 35% primarily due to state income taxes and, for the nine months ended September 30, 2004, non-deductible penalties related to charges for regulatory and related matters.

Discontinued Operations

Discontinued operations for the nine months ended September 30, 2004 relates to our Derivative Markets business. Discontinued operations for the nine months ended September 30, 2003 primarily relates to our Derivative Markets business, but also includes Knight Securities Japan (“KSJ”), which was previously included within Equity Markets. As previously discussed, we closed our operations at KSJ in the second quarter of 2003 and we have reached a definitive agreement to sell our Derivative Markets business to Citigroup. The deal is expected to close in the fourth quarter of 2004. In accordance with GAAP, the results of these businesses have been included within discontinued operations for all periods presented. For a further discussion of the closure of KSJ and the sale of the Company’s Derivative Markets business, please see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

Total revenues from our discontinued operations segment related to Derivative Markets increased 25.9% to $137.0 million for the nine months ended September 30, 2004, from $108.8 million for the comparable period in 2003. The increase was primarily due to a 39.6% increase in the number of U.S. option contracts traded in the first nine months of 2004, compared to the first nine months of 2003 offset, in part, by a 15.5% decrease in average revenue capture per U.S. option contract traded. Additionally, the Derivative Markets segment earned higher commissions related to its options order routing business primarily due to higher volumes.

Total revenues from our discontinued operations related to KSJ, which was part of our Equity Markets business segment, were $924,000 for the nine months ended September 30, 2003.

Reconciliation of Total GAAP Expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by generally accepted accounting principles (“GAAP”), the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-Q, the Company has disclosed its Operating Expenses and Pre-Tax Operating Earnings to assist the reader in understanding the impact of the Regulatory charges and related matters and the Writedown of assets and lease loss accrual on the Company’s quarterly and year to date results for 2004 and 2003 by segment, thereby facilitating more useful period-to-period comparisons of the Company’s continuing operations. For additional information related to segments, please see Footnote 15 “Business Segments for Continuing Operations” included in Part I, Item 1 “Financial Statements” of this document.

As there was no Writedown of assets and lease loss accrual or other charges for the three months ended September 30, 2003, there is no difference between GAAP Expenses and Operating Expenses or Pre-Tax GAAP Income and Pre-Tax Operating Earnings for this period. Charts are presented in millions.

Total GAAP Expenses to Operating Expenses

	For the three months ended September 30, 2004			For the three months ended September 30, 2003
	Equity Markets	Asset Mgmt	Total*	Equity Markets	Asset Mgmt	Total*
Total GAAP Expenses	$102.4	$8.0	$110.1	$101.0	$8.8	$109.6
Writedown of assets and lease loss accrual	(0.9)	—	(0.9)	—	—	—

Operating Expenses	$101.5	$8.0	$109.2	$101.0	$8.8	$109.6

	For the nine months ended September 30, 2004			For the nine months ended September 30, 2003
	Equity Markets	Asset Mgmt	Total*	Equity Markets	Asset Mgmt	Total*
Total GAAP Expenses	$439.8	$24.2	$463.4	$296.4	$21.9	$317.9
Regulatory charges and related matters	(79.2)	—	(79.2)	—	—	—
Writedown of assets and lease loss accrual	(3.5)	—	(3.5)	(16.7)	—	(16.7)

Operating Expenses	$357.1	$24.2	$380.7	$279.7	$21.9	$301.2

*  - The Total amounts presented include the elimination of intercompany management fees of $303,000 and $159,000 for the three months ended September 30, 2004 and 2003, respectively, and $631,000 and $382,000 for the nine months ended September 30, 2004 and 2003, respectively.

Pre-Tax GAAP Income to Pre-Tax Operating Earnings
	For the three months ended September 30, 2004			For the three months ended September 30, 2003
	Equity Markets	Asset Mgmt	Total	Equity Markets	Asset Mgmt	Total
Pre-Tax GAAP (Loss) Income	$(8.0)	$(2.8)	$(10.8)	$23.8	$9.6	$33.4
Writedown of assets and lease loss accrual	0.9	—	0.9	—	—	—

Pre-Tax Operating Earnings	$(7.1)	$(2.8)	$(9.9)	$23.8	$9.6	$33.4

	For the nine months ended September 30, 2004			For the nine months ended September 30, 2003
	Equity Markets	Asset Mgmt	Total	Equity Markets	Asset Mgmt	Total
Pre-Tax GAAP (Loss) Income	$(46.6)	$8.6	$(37.9)	$10.8	$30.7	$41.5
Regulatory charges and related matters	79.2	—	79.2	—	—	—
Writedown of assets and lease loss accrual	3.5	—	3.5	16.7	—	16.7

Pre-Tax Operating Earnings	$36.1	$8.6	$44.8	$27.6	$30.7	$58.2

Liquidity

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances. As of September 30, 2004, we had $1.4 billion in assets related to our continuing operations, 71% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers, securities owned and receivable from discontinued operations. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. Receivable from discontinued operations represents an intercompany receivable to be collected upon the closing of the sale of our Derivative Markets business, which is expected to occur in the fourth quarter. At September 30, 2004, the Company had net current assets from continuing operations, which consists of net assets readily convertible into cash, of approximately $252.2 million. Additionally, our corporate investment in the Deephaven Funds was $206.3 million at September 30, 2004. The majority of this investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

As discussed elsewhere in this document, we have reached an agreement to sell our Derivative Markets business. In accordance with the sale agreement, we will receive cash proceeds, net of taxes, of approximately $250 million. This balance includes cash for the net assets sold, resulting in an approximate $80 million gain, net of taxes, and the payment of any intercompany balances owed to the Company by the Derivative Markets businesses.

(Loss) income from continuing operations before income taxes was ($10.8 million) and $33.4 million for the three months ended September 30, 2004 and 2003, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization. Depreciation expense from continuing operations was $3.2 million and $4.4 million for the three months ended September 30, 2004 and 2003, respectively. Amortization expense from continuing operations, which related to intangible assets was $155,000 for the three months ended September 30, 2004. There were no intangible assets related to our continuing operations as of September 30, 2003. Additionally, there was $874,000 in non-cash writedowns related to our continuing operations for the three months ended September 30, 2004. There were no non-cash writedowns or charges related to our continuing operations for the three months ended September 30, 2003.

Purchases, net of proceeds, of strategic investments and acquisitions related to our continuing operations were $116,000 and $394,000 for the three months ended September 30, 2004 and 2003, respectively. Our corporate investment in the Deephaven Funds decreased by $1.6 million for the three months ended September 30, 2004 compared to an increase of $5.2 million during the three months ended September 30, 2003. These changes in the balance of our corporate investment in the Deephaven Funds relate solely to losses incurred on our investment and the re-investment of positive returns on the Deephaven Funds. There were no additional investments or redemptions during either period.

Capital expenditures related to our continuing operations were $19.3 million and $1.8 million during the three months ended September 30, 2004 and 2003, respectively. Capital expenditures primarily relate to the purchase of leaseholds and other fixed assets related to the buildout of our new headquarters at 545 Washington Boulevard. in Jersey City, NJ. We anticipate moving our Jersey City, NJ offices to 545 Washington Boulevard in the next 12 months. Currently, we estimate that we will spend approximately an additional $25 million related to this move, the majority of which will be for leasehold improvements that will be amortized over the remaining life of the lease, which ends in October 2021.

At its August 8, 2004 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $110 million, to $250 million. The Company repurchased 3.3 million shares during the third quarter of 2004 for a total cost of $30.3 million. Through September 30, 2004, the Company had repurchased 18.9 million shares for $120.7 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 114.0 million shares of Class A Common Stock outstanding as of September 30, 2004.

As registered broker-dealers, Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”), Knight Financial Products LLC (“KFP”) and Knight Execution Partners LLC (“KEP”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM, KCM, KFP and KEP, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At September 30, 2004, KEM had net capital of $90.9 million, which was $79.1 million in excess of its minimum net capital requirement of $11.8 million, KCM had net capital of $27.4 million which was $26.4 million in excess of its minimum net capital requirement of $1.0 million, KFP had net capital of $22.7 million which was $22.5 million in excess of its minimum net capital requirement of $250,000 and KEP had net capital of $8.5 million which was $8.3 million in excess of its minimum net capital requirement of $250,000. Additionally, Knight Equity Markets International Ltd. (“KEMIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. KEMIL had net capital of $12.5 million, which was $6.3 million in excess of its minimum net capital requirement of $6.2 million.

We have no long-term debt at September 30, 2004 nor do we currently have any material long-term debt commitments for the rest of 2004. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and, where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (which requires the accrual of future costs to be made using a discounted cash flow analysis for lease losses initiated after such date), and costs related to the excess capacity are accrued. In accordance with this policy, during the second quarter of 2004, we incurred an additional $2.6 million of lease loss expense that is included on the Consolidated Statements of Operations in the Writedown of assets and lease loss accrual line item. After additional analysis of the accrual and market conditions, no additional accrual was recorded in the third quarter of 2004. The majority of the lease loss accrual charges taken to date is related to our lease at 545 Washington Boulevard in Jersey City, New Jersey, of approximately 266,000 square feet, all of which is currently unoccupied. The Company engaged a real estate broker in order to sub-lease approximately 78,000 square feet based on an assessment of our real estate needs. The analysis of our accrual was derived from assumptions and estimates based on lease terms of projected sub-lease agreements, which assumed a sub-lease would have commenced in the middle of 2005, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis, or when an event occurs or circumstances change that signify the existence of impairment.

Our Goodwill related to continuing operations of $19.2 million as of September 30, 2004 is related to the purchase of our listed equities market maker, KCM, the business of Donaldson and the purchase of the shares of the minority investors in Knight Roundtable Europe Limited, our subsidiary that owns KEMIL. Additionally, included within Assets within discontinued operations is goodwill of $4.4 million as of September 30, 2004, that is related to the purchase of our order routing business of KEP. During our annual tests for impairment done in the second quarter of 2004, it was determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Our Intangible assets related to continuing operations of $11.7 million as of September 30, 2004 is attributable to our Equity Markets business segment. The balance is primarily related to our acquisition of the business of Donaldson. These assets are being amortized over their useful lives, which have been determined to range from five to thirty years. Additionally, included in Assets within discontinued operations are intangible assets from our Derivative Markets business segment of $1.6 million related to trading rights and trading posts on various options exchanges. During our annual tests for impairment done in 2003, it was determined that these intangible assets were permanently impaired. Consequently, the intangible assets relating to our trading rights and trading posts on various options exchanges were written down to fair value and resulted in a $29.5 million impairment charge in 2003. Fair value was determined based on observance of third party transactions and a discounted cash flow analysis. During our annual test for impairment done in the second quarter of 2004, it was determined that there was no further impairment to these intangible assets. The carrying value of the residual intangible assets were being amortized over their remaining useful lives, which had been determined to range between ten and fourteen years. However, in accordance with SFAS 144 Accounting for the Disposal of Long-Lived Assets, the Company ceased amortizing these long-lived assets upon the formal decision to sell the Derivative Markets business.

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments for which a quoted market or dealer price is not available for the size of our investment is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments, which include our investments in Nasdaq and the International Securities Exchange, are reviewed on an ongoing basis.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Asset Management Fees—The Company earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds, or the net asset value at the time each investor made his purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds. If Deephaven’s Market Neutral Fund, which contains the majority of the assets under management, recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis. As such, the Incentive Allocation Fee may be negative for certain periods, but not lower than zero on a year-to-date basis.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. In October 2003, the FASB deferred the effective date of FIN No. 46 for pre-existing VIEs to no later than February 2004. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which incorporated the October 2003 deferral provisions and clarified and revised the accounting guidance for VIEs. As the Company does not have any VIEs, the adoption of this statement had no effect on our financial statements.

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

In the normal course of our equities market-making business, we maintain inventories which primarily consist of exchange-listed and OTC equity securities. The fair value of these securities at September 30, 2004 and 2003 was $238.5 million and $217.4 million, respectively, in long positions and $228.7 million and $185.9 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $1.0 million loss and a $3.1 million loss as of September 30, 2004 and 2003, respectively, due to the offset of losses in long positions with gains in short positions.

Asset Management

As of September 30, 2004, the Company had a $206.3 million corporate investment in the Deephaven Funds. In addition, the Company held $19.8 million in investments in the Deephaven Funds related to employee deferred compensation plans. The general objective of “market neutral” strategies is to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event/risk arbitrage, relative value equity, distressed debt and private placements in public companies. Because the basis of the Deephaven Funds’ strategy is primarily to capture mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Deephaven Funds is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. “Market neutral” trading involves substantial risks. Disruptions in historical pricing relationships can result in significant losses. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

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

As of September 30, 2004, using a hypothetical 10% decrease in the underlying stock prices, the potential change in fair value of our entire equity options and equity index options portfolios, which contain the majority of the market risk for the Derivatives Market segment, is estimated to be a gain of $13.6 million. Using a hypothetical 10% increase in the underlying stock prices, the potential change in fair value is estimated to be a gain of $13.1 million. This stress analysis covers positions in options and futures, underlying securities and related hedges. The estimated change in fair value due to hypothetical changes in stock prices include our estimated impact of any correlated moves in volatility, and make the assumption of a universal 10% price movement in all of our underlying positions. The analysis also includes a number of other estimates that we believe to be reasonable.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we and certain of our past and present officers, directors and employees are named as parties to legal actions, securities arbitrations and regulatory proceedings arising in connection with the conduct of our businesses. We are subject to several of these actions, arbitrations and regulatory proceedings. Although there can be no assurances, at this time the Company believes, based on information currently available, that it is not probable that the ultimate outcome of each of the actions will have a material adverse effect on the consolidated financial condition of the Company, although they might be material to operating results for any particular period, depending, in part, upon operating results for that period.

Legal

KEM Arbitration: During the third quarter of 2004, the following development occurred in the KEM Arbitration described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003:

As disclosed in the Company’s Form 8-K filing on September 23, 2004, KEM was notified on September 22, 2004 by NASD Dispute Resolution, Inc. of a favorable decision with respect to the KEM Arbitration. All claims and counterclaims in the arbitration were dismissed, except that the NASD arbitration panel awarded the former employee the amount of $19,101 (without interest) relating to the calculation of his override bonus payment for the year 2000.

Short Selling Litigation: During the third quarter of 2004, the following development occurred in the Texas-based lawsuit entitled JAG Media Holdings, Inc. et al. v. A.G. Edwards & Sons, Inc. et al. described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003:

Pursuant to an order, dated September 3, 2004, the court granted KEM’s motion to dismiss the action. The Company and certain of its subsidiaries remain defendants in similar actions in other jurisdictions concerning additional securities. The Company believes it has meritorious defenses to each lawsuit and is defending each action vigorously.

Other Litigation: During the third quarter of 2004, the following development occurred in the action entitled Keener et al. v. Ameritrade Holdings, Inc. et al described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003:

On July 19, 2004, the United States District Court for the District of Nebraska granted the Company’s motion to dismiss, and denied the plaintiff’s request for class certification and his request to assert the rights of other investors and granted the plaintiff the right to file an amended complaint by August 20, 2004. The plaintiff did not file an amended complaint, and the court entered judgment dismissing the action and the plaintiff’s complaint on August 31, 2004.

Regulatory

The Company owns subsidiaries which are regulated broker-dealers and which are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the SEC or SRO, are reviewed in the ordinary course of business by our primary regulators: the SEC, the NASD, the CBOE and the ISE. The Company, as a major order flow execution destination, is named from time to time, or is asked to respond to a number of regulatory matters brought by the SEC or SROs that arise from its trading activity. In some instances, these matters may rise to an SEC or SRO disciplinary action and/or civil or administrative action.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, in March 2004, KSLP received Wells Notices from the staffs of the SEC’s Division of Enforcement and from NASD’s Department of Market Regulation. As disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, KSLP has reached an agreement in principle with the staffs of the SEC and NASD to settle the investigations covered by these Wells Notices. The agreement in principle remains subject to the drafting of settlement papers and final approval by the SEC and NASD. For further information, please see Footnote 11 in “Notes to Consolidated Financial Statements” in Part I, Item 1 herein.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the third quarter of 2004:

Period(1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	—	$—	—	$19,613,555

August 1, 2004 - August 31, 2004	3,275,000	9.24	3,275,000	129,338,968

September 1, 2004 - September 30, 2004	—	—	—	129,338,968

Total	3,275,000	9.24	3,275,000

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	All shares were repurchased through our publicly announced stock repurchase program. Table excludes shares repurchased related to tax withholdings resulting from the vesting of employee restricted stock.
(3)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $215 million to a total of $250 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004 and August 8, 2004. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The total remaining authorization under the program was $123.2 million as of November 5, 2004. The repurchase program has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
2.1	Asset Purchase Agreement by and among Citigroup Financial Products LLC and Knight Financial Products LLC, Knight Execution Partners LLC and KFP Holdings I LLC, dated August 8, 2004, is hereby incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K dated August 9, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 5th day of November, 2004.

KNIGHT TRADING GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chief Executive Officer and President