Form 10-K
period 2004-12-31
KNIGHT TRADING GROUP INC
filed 2005-03-15
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $1,078.5 million at June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) based upon the closing price for shares of the Registrant’s Class A Common Stock as reported by the National Market System of the Nasdaq Stock Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

At March 14, 2005 the number of shares outstanding of the Registrant’s Class A Common Stock was 109,656,303 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

KNIGHT TRADING GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2004

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (MD&A), and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, and the documents incorporated by reference may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risks Affecting our Business” in Part I, Item 1 herein, and in other reports or documents the Company files from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this report.

PART I

Item 1.    Business

Overview

Knight Trading Group, Inc., a Delaware corporation, and its subsidiaries (collectively “Knight” or the “Company”) was organized in January 2000 as the successor to the business of Knight/Trimark Group, Inc. (the “Predecessor”). The Predecessor was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C., which was organized in March 1995. In May 2000, the Company changed its name from Knight/Trimark Group, Inc. to Knight Trading Group, Inc. Our corporate headquarters are currently located at 525 Washington Boulevard, Jersey City, New Jersey 07310. Effective March 31, 2005, our corporate headquarters will be relocated to 545 Washington Boulevard, Jersey City, New Jersey 07310. Our telephone number is (201) 222-9400.

Financial information concerning our business segments for each of 2004, 2003 and 2002, respectively, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”

Available Information

Our Internet address is www.knight.com. We make available free of charge, on or through the “Investor Center” section of our corporate web site under “SEC Filings”, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, and our proxy statements as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”). Also posted on our corporate web site is our Code of Business Conduct and Ethics (the “Code”) governing our directors, officers and employees. Within the time period required by the SEC, we will post on our corporate web site any amendment to such Code and any waiver applicable to our executive officers and directors, as defined in the Code.

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

All of the above materials are also available in print, without charge, to any person who requests them by writing or telephoning:

Knight Trading Group, Inc.

Corporate Communication and Investor Relations

545 Washington Boulevard

Jersey City, NJ 07310

(201) 222-9400

Unless otherwise indicated, references to the “Company,” “Knight,” “We,” or “Our” shall mean Knight Trading Group, Inc. and its subsidiaries.

Business Segments

The Company currently has two operating business segments, Asset Management and Equity Markets, and a Corporate segment.

•	Asset Management—We operate an asset management business for institutions and high-net-worth individuals. Assets under management were $3.6 billion as of December 31, 2004, up $2.0 billion from the $1.6 billion of assets under management as of December 31, 2003.

•	Equity Markets—We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets.

In the third quarter of 2004, the Company entered into an agreement to sell one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. (“Citigroup”). This transaction closed as of the close of business on December 9, 2004. In accordance with generally accepted accounting principles (“GAAP”), the results of this business segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 10 “Discontinued Operations” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Effective in the fourth quarter of 2004, the Company instituted a new segment reporting format to remove from its operating business segments all corporate overhead expenses and investment income earned on strategic investments and our corporate investment in the funds managed by our Asset Management segment (the “Deephaven Funds”). These results are now reported in a separate “Corporate” segment. Prior to this change, corporate overhead expenses and investment income earned on our strategic investments were allocated to the operating business segments based upon the Company’s allocation methodologies, generally based on each segment’s respective usage or other appropriate measure. Additionally, prior to the change, investment income earned on our corporate investment in the Deephaven Funds was fully allocated to the Asset Management segment. This change to segment reporting was made in order to better reflect management’s approach to operating and directing the businesses after the sale of the Derivative Markets business segment. Prior period segment data has been restated to conform to the 2004 presentation. Included in the total assets of the Corporate segment is the Company’s corporate investment in the Deephaven Funds which was $215.3 million at December 31, 2004, as compared to $197.6 million at December 31, 2003.

The following table sets forth the revenues, expenses excluding regulatory charges and related matters, writedown of assets and lease loss accrual and international charges (“Operating Expenses”) and income (loss) from continuing operations before regulatory charges and related matters, writedown of assets and lease loss accrual, international charges, income taxes and minority interest (“Pre-Tax Operating Earnings”) of our business segments and on a consolidated basis (in millions):

	2004	2003	2002
Equity Markets
Revenues	$531.7	$459.6	$348.8
Operating Expenses	461.3	387.1	355.2

Pre-Tax Operating Earnings	70.4	72.5	(6.4)

Asset Management
Revenues	78.2	58.4	38.8
Operating Expenses	48.6	28.9	22.8

Pre-Tax Operating Earnings	29.6	29.5	16.0

Corporate
Revenues	16.6	28.5	13.3
Operating Expenses	33.5	29.7	39.8

Pre-Tax Operating Earnings	(16.9)	(1.2)	(26.5)

Consolidated(1)
Revenues	625.8	545.9	398.0
Operating Expenses	542.7	445.1	414.9

Pre-Tax Operating Earnings	$83.1	$100.8	$(16.9)

(1)	Consolidated Revenues and Operating Expenses include the elimination of intercompany transactions between Equity Markets and Asset Management of $702,000, $657,000 and $2.9 million for 2004, 2003 and 2002, respectively.

A reconciliation of the (loss) income from continuing operations before income taxes, in accordance with GAAP, (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings from continuing operations and of total GAAP expenses to Operating Expenses is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Asset Management Segment

Business Segment Overview

We operate an Asset Management business through our subsidiary Deephaven Capital Management LLC (“Deephaven”). Deephaven is the investment manager and sponsor of certain hedge funds (the “Deephaven Funds”). Generally, hedge funds are defined as unregulated investment pools that may invest in any asset class, including derivatives, and use long and short positions, as well as leverage in order to generate returns for investors. A distinguishing feature of hedge funds is their use of long or short positions to offset market risks and isolate arbitrage opportunities.

Below is a summary of our assets under management at December 31, 2004, 2003 and 2002, respectively and our blended fund returns for the years then ended:

	2004	2003	2002
Year-end Assets Under Management (billions)	$3.6	$1.6	$1.2
Annual fund return to investors*	6.5%	13.9%	7.8%

*	Annual fund return represents the blended annual return across all assets under management in the Deephaven Funds.

We earn fees from managing the Deephaven Funds, consisting of annual management fees, calculated as fixed percentages of assets under management, and incentive fees, which, in general, are calculated as a percentage of the funds’ annual returns.

We entered into long-term employment contracts with the senior management team of Deephaven (the “Deephaven managers”) in 2003. These employment agreements, which became effective on January 1, 2004, are for three-year terms and include an option for renewal by the Deephaven managers through 2009 under certain circumstances. Pursuant to the terms of a simultaneously executed option agreement between the Company and the Deephaven managers, in the event of a change of control of the Company during the initial three-year employment term, the Deephaven managers would have the option (the “Option”) to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses, which in the aggregate range from 42% to 50% of the pre-tax, pre-profit sharing profits of Deephaven during the term of the agreements, subject to meeting certain annual guaranteed amounts. If a change of control of the Company were to occur, and if the Deephaven managers exercised the Option, the Company would retain a 49% interest in Deephaven. In addition, during the life of the Option, the agreements provide that the Company may not sell Deephaven without the approval of the Deephaven managers.

Clients and Product Offerings

In Asset Management, our clients include institutions, funds-of-funds, pension plan sponsors, trusts, endowments and high-net-worth individuals. We differentiate ourselves based on our reputation, client relationships, experience and stability of the management team, investment strategies, leverage, risk profile, fee structures and historical fund returns. Included within Deephaven’s $3.6 billion of assets under management as of December 31, 2004 is a corporate investment of approximately $215 million held by the Company and approximately $25 million of investments held by employee deferred compensation plans and certain officers, directors and employees of the Company. On January 1, 2005, the Company invested an additional $100 million in the Deephaven Funds. As of December 31, 2004, one institutional investor accounted for more than 10% of the Deephaven Funds’ assets under management, accounting for 13.2% of such assets.

Currently, the majority of the Deephaven Funds’ assets under management are in the Deephaven Market Neutral Master Fund (“Market Neutral Fund”). The investment philosophy for the Market Neutral Fund is to produce returns for its investors using market-neutral investment strategies focusing on the preservation of capital. The general objective of market neutral strategies is to capture mispricings or spreads between related capital instruments. Because the primary basis of the Market Neutral Fund’s strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets, and credit spread relationships. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event arbitrage, relative value equity and distressed debt. As of the end of 2004, the majority of the assets within the Market Neutral Fund were invested within global convertible arbitrage (approximately 36%), relative value equity (approximately 30%), global event arbitrage (approximately 17%) and distressed debt and credit arbitrage (approximately 17%) strategies. As of December 31, 2004, the Market Neutral Fund had approximately $3.1 billion in assets under management.

In the first quarter of 2004, Deephaven launched a new single-strategy fund, the Deephaven Long/Short Equity Fund (“Long/Short Fund”). The Long/Short Fund’s objective is to generate superior risk-adjusted rates of return by investing, both long and short, in equity securities of companies located around the world operating in a wide range of industries. By employing fundamental analysis using quantitative and qualitative factors, the Long/Short Fund’s strategy is designed to identify those stocks which are likely to increase or decrease in price over the near to medium-term. As of December 31, 2004, the Long/Short Fund had approximately $110 million in assets under management.

In the second quarter of 2004, Deephaven launched another new single-strategy fund, the Deephaven Event Arbitrage Fund (“Event Arb Fund”). The investment strategy of the Event Arb Fund is risk or merger arbitrage. It invests in situations involving mergers, tender offers, exchange offers and other transactions in which one company is attempting to acquire another. The Event Arb Fund will also invest in situations in which a single company is undertaking a major reorganization, liquidation or spin-off. The arbitrage aspects of the strategy involve an assessment of the likelihood that the transaction will, in fact, be consummated and the resulting determination of how large an exposure to acquire as well as how and when to hedge such exposure. As of December 31, 2004, the Event Arb Fund held approximately $330 million in assets under management.

In order to offer additional product choices for its client base, Deephaven may, in the future, look to increase the number of single-strategy funds it manages. Deephaven expects to launch another new fund, the Deephaven Credit Opportunities Fund in 2005. Deephaven is also increasing the allocation of its assets under management invested in Europe and Asia.

Asset Management Competition

Deephaven competes primarily with other asset management companies that manage and sponsor market neutral, long/short equity and event arbitrage portfolios. As Deephaven launches new single strategy funds, such as the Deephaven Credit Opportunities Fund, it will compete with other asset management companies with similar investment strategies. Competition is primarily based on reputation, client relationships, the experience and stability of the management team, investment strategies, leverage, risk profile, fee structures and historical fund returns.

There is a growing trend among fund management companies and institutions to allocate more of their assets to hedge fund investments. This has influenced the growth of the hedge fund industry, as shown in the table below. The continued growth of the hedge fund industry may provide for greater competition in the future.

	Estimated number of hedge funds	Estimated total assets under management (millions)
1990	610	$38,910
1995	2,383	185,750
2000	3,873	490,580
2003	6,297	820,009
2004	7,436	972,608

Source: Hedge Fund Research, Inc. 2004 Industry Report

Asset Management Technology

In the management of the Deephaven Funds, Asset Management uses both an in-house developed proprietary order management system and a third-party portfolio management system. Deephaven has fully operational business continuity operations in place in St. Paul, Minnesota.

Equity Markets Segment

Business Segment Overview

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

Generally, market makers display the prices at which they are willing to bid, meaning buy, or offer, meaning sell, securities and adjust their bid and offer prices in response to the forces of supply and demand for each security. As a market maker operating in Nasdaq, the Nasdaq Intermarket™, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities, and the OTC Bulletin Board, we provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. When acting as principal, we commit our own capital and derive revenues from the difference between the price paid when securities are bought and the price received when those securities are sold. We also provide trade executions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively. We execute the majority of our equity transactions as principal.

Based on rankings published by The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by market makers, for the year ended December 31, 2004 we had the number one combined market share ranking in share volume in Nasdaq stocks, Nasdaq Small Cap stocks and OTC Bulletin Board stocks. Additionally, based on information published by The AutEx Group for the year ended December 31, 2004, we were ranked number one for OTC Bulletin Board share volume and number seven in share volume in listed securities on the NYSE and AMEX.

Our domestic Equity Markets activities are primarily transacted out of two subsidiaries, Knight Equity Markets, L.P. (“KEM”; formerly Knight Securities, L.P.) and Knight Capital Markets LLC (“KCM”). Both KEM and KCM are broker-dealers registered with the SEC and are members of the National Association of Securities Dealers (the “NASD”).

International Equity Markets Operations

Our international Equity Markets activities are primarily operated through Knight Equity Markets International Limited (“KEMIL”; formerly Knight Securities International Ltd.), a U.K. registered broker-dealer that provides execution services for European institutional and broker-dealer clients in U.S. and European equities. Our goal is to continue to expand our institutional business and product offerings in Europe in 2005.

In 2003, we ceased operations of Knight Securities Japan (“KSJ”), our Japanese market-making venture with Nikko Cordial Group. For additional discussion related to KSJ, see the section entitled “Discontinued Operations,” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 herein.

Clients and Product Offerings

Within Equity Markets, we offer products and provide services to two main client groups: broker-dealers and institutions. Our marketing strategy for our Equity Markets segment is to continue to differentiate ourselves from competitors by providing high quality and competitive trade execution services with superior client service. Based on our internal allocation methodologies, our broker-dealer clients and institutional clients (which include our soft dollar and commission recapture clients) each generated approximately half of our Equity Markets revenues in 2004.

Broker-Dealer Clients

Our broker-dealer clients primarily include global, national and regional broker-dealers and on-line brokers. The majority of our equity order flow comes from providing market-making and execution services to our broker-dealer clients. We seek to provide broker-dealers with quality and competitive trade executions that enable them to satisfy their fiduciary duties to their customers to seek and obtain the best execution reasonably available in the marketplace. We execute the majority of the order flow from broker-dealer clients as principal. The majority of the revenues we earn from broker-dealer clients are net trading revenues, generated from the difference between the price paid when securities are bought and the price received when those securities are sold. We make payments to certain broker-dealers in return for them routing order flow to us. We have adjusted our payment for order flow rates several times over the past three years to better reflect the value of our liquidity.

In 2004, our largest broker-dealer client accounted for approximately 11.8% of the Company’s U.S. equity dollar value traded. No other client accounted for over 10% of our U.S. equity dollar value traded.

Institutional Clients

Our institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. We seek to provide institutions with high quality and competitive trade executions, superior client service and a wide range of product offerings. Over the past three years, we have worked to aggressively expand our institutional business and offerings. As a result, we hired additional senior sales traders, opened regional offices in San Francisco and Chicago in 2003 and expanded our Jersey City, London and Boston offices in 2004. At the end of 2004, we employed 78 institutional sales professionals, up from 65 at the end of 2003.

Knight offers institutions comprehensive, unbundled trade execution services covering the depth and breadth of the market. We handle large, complex trades accessing liquidity from our order flow as well as that of other sources. When liquidity is not naturally present in the market, we often commit our own capital to complete our clients’ trades. Our institutional product offerings include trade execution services, listed block trading, program trading, international equities, special situations / risk arbitrage, soft dollar and commission recapture programs and corporate services. The majority of our revenues from institutional clients are commissions on agency transactions or commission-equivalents on riskless principal transactions.

In an effort to strengthen our product offerings to our institutional clients, on December 1, 2003, we acquired the business of Donaldson & Co., Incorporated (“Donaldson”), an Atlanta-based firm that offers soft dollar and commission recapture programs to institutions. We earn agency commissions for providing soft dollar and commission recapture services.

Equity Markets Competition

Equity trading and market-making is constantly evolving and intensely competitive, a trend that we expect will continue. Our market-making product competes primarily with similar products offered by global, national, and regional broker-dealers, the NYSE, the AMEX, regional exchanges and alternative trading venues, such as electronic communications networks (commonly referred to as ECNs). In addition, we have experienced greater competition from market-making firms with highly automated, electronic trading models. Another source of competition comes from broker-dealers who execute portions of their client flow through internal market-making desks rather than sending the flow to third party execution destinations, such as Knight.

We compete primarily on the basis of our execution standards (including price, liquidity and speed), client relationships, client service offerings and technology. Over the past several years, regulatory changes, competition and the continued focus by investors on execution quality and overall transaction costs, have resulted in a market environment characterized by narrowed spreads and reductions in revenue capture metrics. Consequently, maintaining profitability has become extremely difficult for many market makers. Generally, improvements in execution quality, such as faster execution speed and greater price improvement, negatively impact the ability to derive revenues from executing broker-dealer order flow. For example, we now voluntarily display certain eligible limit orders in OTC Bulletin Board securities which could have a material impact on our profitability in these securities. To remain profitable, some market makers have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations.

In addition, over the past few years, competition for order flow in the U.S. equity markets has intensified due to the implementation of the SEC Rules 11Ac1-5 and 11Ac1-6. These rules, applicable to broker-dealers, add greater disclosure to execution quality and order-routing practices. Rule 11Ac1-5 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 11Ac1-6 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements as well as internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary requirement to seek to obtain best execution for their customers’ orders.

Commission rates have been under pressure for a number of years, and the ability to execute trades electronically through the internet and through other alternative trading systems has increased the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices. Competition for business from institutional clients is based on a variety of factors, including equity research, execution quality, reputation, soft dollar and commission recapture services, technology, client relationships, and service and capital commitment. Based on industry surveys, over 50% of institutional equity commissions have historically been allocated to broker-dealers in exchange for either research or soft dollar and commission recapture services. These industry surveys also indicate that execution quality is one of the primary reasons why institutions allocate commissions to broker-dealers other than for research or soft dollar and commission recapture services. We have not, and do not, provide research services. With our acquisition of the business of Donaldson, we strengthened the soft dollar and commission recapture services we provide to our clients. In the future, due partly to the regulatory scrutiny over the past few years relating to equity research and the continued focus by investors on execution quality and overall transaction costs, we believe that a greater percentage of institutional commissions will be allocated based on the quality of executions. However, there is no guarantee that this will occur.

Equity Markets Technology

We have invested a significant amount of resources in order to expand our execution capacity and upgrade our trading systems and infrastructure and plan to continue to make additional investments in technology in 2005. Our ability to identify and deploy emerging technologies that facilitate the execution of trades is key to the successful execution of our business model. Not only has technology enhanced our capacity and ability to handle order flow faster, it has also been an important component of our strategy to comply with government regulations, achieve competitive execution standards, increase trading automation and provide superior client service. In order to improve our efficiency and lower costs, we have automated a portion of our execution services through our internally developed quantitative models. We plan to increase our use of technology and quantitative models to further automate our execution services.

We use our proprietary technology and technology licensed from third parties to execute trades, monitor the performance of our traders, assess our inventory positions, manage risk effectively and provide ongoing information to our clients. We are electronically linked to institutions and broker-dealers, to provide immediate access to our trading operations and to facilitate the handling of client orders. In addition, our business-to-business portal provides our clients with an array of web-based tools to interact with our Equity Markets’ trading systems. Broker-dealers, both foreign and domestic, use this portal to send us order flow, access reports and use the other tools it offers to facilitate their business.

Within Equity Markets, we use a customized version of the BRASS® trading system originally built by SunGard Trading Systems for OTC equities. For listed equities, we use a customized version of the Appletree trading system originally built by TCAM Systems, Inc. We also use an internally developed integrated institutional sales technology platform, which consists of an order management system for the entry, management and routing of institutional orders, a system for the simultaneous distribution of indications of interest and trade advertisements to various sources, and a rules-based trade allocation matching engine to receive allocation instructions from clients and automate post-trade processing.

Alternative trading facilities are in place for our domestic Equity Markets operations in Westchester County, New York. This facility has been designed to allow us to substantially continue operations if we are prevented from accessing or utilizing our primary office locations for an extended period of time.

Corporate Segment

Overview

The corporate segment includes all costs not associated with our two primary operating segments, primarily corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, investor and public relations expenses and directors’ and officers’ insurance. This segment also includes the investment income earned on our strategic investments and our corporate investment in the Deephaven Funds.

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a degree on our intellectual property, which includes our proprietary technology, trade secrets and client base. We rely primarily on trade secret, trademark, domain name, patent and contract law to protect our intellectual property. In addition, it is our policy to enter into confidentiality, intellectual property ownership and/or non-competition agreements with our employees upon commencement of employment, independent contractors and business partners, and to control access to and distribution of our intellectual property.

Government Regulation and Market Structure

Most aspects of the Company’s business are subject to extensive securities regulation under federal, state and applicable international laws. In addition, the SEC, the NASD, other self-regulatory organizations (commonly known as SROs), and other regulatory bodies, such as state securities commissions, promulgate numerous rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets. Broker-dealers, such as KEM and KCM, are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of its officers, supervisors and registered employees. Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censures, fines, the issuance of cease-and-desist orders, or the suspension or disqualification of the broker-dealer and/or its officers, supervisors or registered employees. We, and certain of our officers and other employees, have in the past been subject to claims alleging the violation of such laws, rules and regulations, which resulted in the payment of fines and settlements. Currently, we are subject to several of these matters as further described in “Legal Proceedings” in Part I, Item 3 herein. In addition, aspects of the Company’s public disclosure, corporate governance principles, internal control environment and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and The Nasdaq Stock Market, Inc.

Significant legislation, rule-making and market structure changes have occurred over the last few years that have had an impact on the Company and its business segments. The introduction of decimalization, combined with the one-penny minimum price spread, has caused a dramatic reduction in average spreads, which in turn has had a profound effect on our Equity Markets profitability. Subsequent rule-making by the SEC and NASD, and corresponding market structure changes, have had similar effects on the Company and its business segments. In addition, legislation such as the USA Patriot Act of 2001 imposed significant new obligations on broker-dealers and mutual funds to detect and deter money laundering and terrorist financing activity, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which have increased our costs and may subject us to regulatory inquiries, claims or penalties.

The regulatory environment in which we operate our Equity Markets business segment is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other United States or foreign governmental regulatory authorities, the NASD, and other SROs or regulatory bodies. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers. We cannot predict what effect, if any, such changes might have. For example, the SEC recently re-proposed rules under its Regulation NMS designed to modernize and strengthen the regulatory structure of the U.S. equity markets. Although many components of Regulation NMS will strengthen our national market system, certain components of the proposal (i.e., the trade-through rule) may have the potential for causing greater harm than good to the marketplace. Depending on the final outcome, it is possible that Regulation NMS, and its associated rules, could negatively impact our Equity Markets business.

We have London-based subsidiaries. The brokerage industry in many foreign countries, like the U.S., is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally.

Our asset management subsidiary, Deephaven, is a private asset management company that is not registered as an investment adviser and, as such, is subject to limited regulatory oversight by the SEC. Although Deephaven is not registered as an investment adviser, it is subject to the anti-fraud provisions of the Investment Advisers Act of 1940, including Section 206(3). Deephaven is registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”) as a “commodity pool operator” and a “commodity trading adviser.” Due to the nature of Deephaven’s client base, however, Deephaven is exempt from many of the CFTC/NFA regulations.

The SEC has enacted new rules that require most hedge funds, including Deephaven, to register as investment advisors by February 1, 2006. This will result in additional responsibilities and obligations on Deephaven’s business.

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

Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC, and suspension or expulsion by the NASD and other regulatory bodies, and ultimately could require the firm’s liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce the firm’s net capital below required levels.

A change in the Net Capital Rule, the imposition of new rules or any unusually large charges against net capital could limit those operations that require the intensive use of capital and also could restrict our ability to withdraw capital from our broker-dealer subsidiaries. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Additionally, certain of our foreign subsidiaries in London are subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom.

During 2004, we were in compliance with our capital adequacy requirements. For additional discussion related to net capital, see Footnote 19 “Net Capital Requirements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Employees

As of December 31, 2004, our headcount was 683 full-time employees, compared to 933 full-time employees at December 31, 2003. The reduction in headcount primarily related to the sale of our Derivative Markets business to Citigroup in 2004. Of our 683 full-time employees at December 31, 2004, 624 were employed in the U.S. and 59 in the United Kingdom. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Risks Affecting Our Business

We face a number of risks that may adversely affect our business, financial condition and operating results. These include, but are not limited to, the following:

•	Our business could be harmed by adverse economic, political and market conditions

The securities business generally is, by its nature, volatile. It is directly affected by numerous national and international factors that are beyond our control, including, among others, economic and political conditions; market sentiment; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; legislative and regulatory changes; and changes in currency values and inflation. In addition, events such as the terrorist attacks in the United States in 2001 and subsequent U.S. military actions have impacted the U.S. securities markets. Any one or more of these factors may contribute to reduced levels of activity in the securities markets generally, or increased market volatility, which could result in lower revenues in both our Equity Markets and Asset Management segments. Any reduction in revenues or any loss resulting from the above factors could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Regulatory and legal uncertainties could harm our business

The securities industry in the United States is subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Broker-dealers are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of its officers, supervisors and registered employees. Our operations and profitability may be directly affected by, among other things, additional legislation; changes in rules promulgated by the SEC, the NASD, the Financial Services Authority (the “FSA”) and other SROs or regulatory bodies; and changes in the interpretation or enforcement of existing laws and rules. Failure to comply with these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or the suspension or disqualification of the broker-dealer or asset manager and/or their officers, supervisors or registered employees. Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We are now the subject of regulatory reviews and investigations that may result in disciplinary actions in the future due to claimed noncompliance.

Over the last two years, various regulatory and enforcement agencies have been reviewing regulatory reporting obligations and best execution, trading and soft dollar practices as they relate to the brokerage industry. These reviews could result in enforcement actions or new regulations which could adversely affect our operations.

In addition, the SEC, NASD and SROs are constantly proposing, or enacting, new regulations for the marketplace. For example, the SEC recently re-proposed rules under its Regulation NMS designed to modernize and strengthen the regulatory structure of the U.S. equity markets. Although many components of Regulation NMS will strengthen our national market system, certain components of the proposal (e.g., the trade-through rule) may have the potential for creating greater harm than good to the marketplace. Depending on the final outcome, it is possible that Regulation NMS, and its associated rules, could negatively impact our Equity Markets business.

In regards to our Asset Management business, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the hedge fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as certain U.S. regulatory entities and the governing bodies of non-U.S. jurisdictions. It is impossible to predict what, if any, changes in regulation applicable to the Deephaven Funds, its investment advisor, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could negatively impact the profit potential of our Asset Management business.

As a result, regulatory actions, regulatory legislation and changes in market customs and practices could have a material adverse effect on the Company’s business, financial condition and operating results.

•	We are highly dependent on key personnel

We are highly dependent on a limited number of key executives. Except for Thomas Joyce, our Chairman of the Board and Chief Executive Officer, who has an employment contract through May 2005, and the Deephaven managers, no other key executive has an employment contract with the Company. Our success will be dependent to a large degree on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. Competition for such personnel is intense. The loss of the services of any of our key executives or the inability to identify, hire and retain necessary highly qualified executive management in the future could have a material adverse effect on our business, financial condition and operating results.

The Deephaven managers have entered into employment agreements, which became effective on January 1, 2004. These agreements are for three-year terms and include an option for renewal by the Deephaven managers through 2009 under certain circumstances. In the event that these agreements are not renewed by the Deephaven managers and we lose the services of any of these senior managers, it could have a material adverse effect on our business, financial condition and operating results.

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

•	Risk of losses associated with our market-making and trading and our asset management business

We conduct our market-making activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities we purchase or to repurchase securities we sell in such transactions. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. The success of our market-making activities primarily depends upon our ability to attract order flow, the skill of our trading personnel, general market conditions, the amount of, and volatility in, our quantitative market making and program trading portfolios, effective hedging strategies, the price volatility of specific securities and the availability of capital. To attract order flow, we must be competitive on price, size of securities positions traded, liquidity offerings, order execution speed, technology, reputation and client relationships and service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. All of the above factors could have a material adverse effect on our business, financial condition and operating results.

The strategies employed by our Asset Management business could result in substantial risk of loss both to investors and to the Company’s corporate investment in the Deephaven Funds. In addition, as the Asset Management business employs leverage as an integral part of its various strategies, this increases the risk of loss and the volatility of the underlying Deephaven Funds’ portfolios. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities which could have a material adverse effect on our business, financial condition and operating results.

•	Our future operating results may fluctuate significantly

We may experience significant variation in our future results of operations. These fluctuations may result from, among other things, introductions of or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with institutional clients; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees relating to legal and regulatory proceedings; the strength of our client relationships; the amount of, and volatility in, our quantitative market making and program trading portfolios; changes in payments for order flow and clearing costs; the level of assets under management; the income earned on assets under management; the addition or loss of executive management and asset management, sales, trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share and revenue capture in our Equity Markets segment, and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our two operating business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. There also can be no assurance that we will be able to return to the rates of revenue growth that we have experienced in the past or, that we will be able to improve our operating results.

•	Our asset management business is subject to many risks

Our Asset Management business is subject to a variety of risks. These risks include, but are not limited to, the departure of key management, redemptions by investors, volatility of the funds’ returns and regulatory or legislative changes. The current majority of the Deephaven Funds’ assets under management are within the Market Neutral Fund which employs market neutral investment strategies focusing on the preservation of capital. The general objective of market neutral investment strategies is to capture mispricings or spreads between related capital instruments. Because the primary basis of the Deephaven Funds’ market neutral strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading strategies also involve other substantial risks such as the disruption in historical pricing relationships and the risk of a tightening of dealer credit, forcing the premature liquidation of positions. The Deephaven Funds’ also employ single-strategy funds that are not market neutral focused. These single-strategies have substantial risks based on the fact that they are concentrated strategies and could be adversely affected by structural economic and regulatory changes, or general market conditions. The concentrated focus of these strategies may cause their performance to be more volatile and result in the incurrence of greater losses during unprofitable periods as compared to a more diversified approach.

Investors in our asset management business may generally redeem their investments in the Deephaven Funds upon relatively short notice, subject to certain withdrawal restrictions. In a declining market, the pace of these redemptions and withdrawal of assets may accelerate. Poor performance relative to other investment management firms also tends to result in increased redemptions and the loss of accounts. Such redemptions could have a material adverse effect on the value of our investment in the Deephaven Funds and our results of operations.

At December 31, 2004, the Company held a corporate investment of approximately $215 million in the Deephaven Funds. Additionally, on January 1, 2005, the Company invested an additional $100 million in the Deephaven Funds. A decline in the Deephaven Funds’ returns could also have a material adverse effect on the value of our corporate investment and our operating results.

•	Substantial competition could reduce our market share and harm our financial performance

We derive substantially all of our revenues from trading and market-making and asset management activities. The market for these services is constantly evolving and intensely competitive, a trend that we expect will continue. We face direct competition in our Equity Markets business primarily from global, national and regional broker-dealers, and also alternative trading systems, including ECNs. Competition is primarily on the basis of our execution standards (including price, liquidity and speed), client relationships, reputation, product and service offerings and technology. A number of our Equity Markets competitors have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base. These competitors may be able to respond more quickly than us to new or evolving opportunities and technologies, market changes, and client requirements and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. It is possible that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share.

In our Asset Management business we primarily compete with hedge funds and other asset management companies. Competition is based primarily on our reputation, client relationships, the experience and stability of the management team, investment strategies, leverage, risk profile, fee structures and historical fund returns. Many of our competitors may have substantially greater financial resources as well as larger research and trading staffs than those available to the Deephaven Funds. These greater resources may be a particularly important competitive advantage given the highly technical, quantitative analysis required by market neutral trading, the strategy in which the majority of the Deephaven Funds’ assets under management are invested. Competitive investment activity by other firms tends to reduce the Deephaven Funds’ opportunity for profit by reducing mispricings in the market as well as the margins available on such mispricings as can still be identified. In addition, the amount of capital committed to alternative investment strategies (i.e., hedge funds) has increased dramatically during recent years. At the same time, market conditions have become significantly more adverse to many of such strategies than they were in previous years. The profit potential of the Deephaven Funds may be materially reduced as a result of the saturation of the alternative investment field.

As a result of the above, there can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and operating results.

•	We could lose significant sources of revenues if we lose any of our major clients

At times, a limited number of Equity Markets clients have accounted for a significant portion of our equity and institutional order flow, and we expect a large portion of the future demand for our Equity Markets trading and market-making services to remain concentrated within a limited number of clients. None of our clients are contractually obligated to utilize us as a market maker and, accordingly, these clients may direct their trading activities to other market makers at any time. Some of these clients have purchased market makers and specialist firms to internalize order flow. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our trading and market-making activities. In 2004, one client accounted for 11.8% of our total U.S. equity dollar value traded in our Equity Markets segment. Our Asset Management segment also has a limited number of investors. At December 31, 2004, there was one institution that accounted for 13.2% of the Deephaven Funds’ assets under management. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and operating results.

•	Our business is subject to substantial risk from litigation, regulatory investigations and potential securities laws liability

Many aspects of our business involve substantial risks of liability. We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NASD and other SROs and regulatory bodies. We are also subject to the risk of litigation. We, and certain of our past and present officers, directors and employees, have been named as parties in legal actions, regulatory investigations and proceedings, securities arbitrations and administrative claims in the past and have been subject to claims alleging the violation of such laws, rules and regulations, which have resulted in the payment of fines and settlements. Currently, we are subject to several of these matters as further described in “Legal Proceedings” in Part I, Item 3 herein.

In addition, certain corporate events, such as a reduction in our workforce, could also result in additional litigation or arbitration. As we intend to defend vigorously any such litigation or proceeding, legal expenses could be incurred. An adverse resolution of any current or future lawsuits, legal or regulatory proceedings or claims against us could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Acquisitions, strategic investments and strategic relationships involve certain risks

We intend to pursue in the future strategic acquisitions of, or investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur a charge against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

•	Our revenues may be negatively impacted by declines in market volume, price or liquidity

Our Equity Markets revenues may decrease in the event of a decline in market volume, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from market-making activities. Lower price levels of securities may also result in reduced revenue capture, and thereby reduced revenues from market-making transactions, as well as result in losses from declines in the market value of securities held in inventory. Sudden sharp declines in market values of securities can result in illiquid markets, declines in the market values of securities held in inventory, the failure of buyers and sellers of securities to fulfill their obligations and settle their trades, and increases in claims and litigation. Our Asset Management business could also be similarly impacted. Any decline in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.

•	Our revenues may be negatively impacted by factors that adversely affect our trading and market-making activities and the credit risks associated with our clearing brokers

The majority of our revenues are derived from trading and market-making activities in our Equity Markets business. We expect this to continue for the foreseeable future. Any factor adversely affecting trading and market-making in general, or our market-making activities in particular, could adversely affect our business, financial condition and operating results. Our future success will depend on continued demand for our trading and market-making services and our ability to respond to regulatory and technological changes, as well as client demands. If demand for our trading and market-making services fails to grow, grows more slowly than we currently anticipate, or declines, our business, financial condition and operating results could be materially and adversely affected.

As a market maker of OTC and listed equities, the majority of our securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. We clear the majority of our securities transactions through unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. In addition, at any time, a substantial portion of our assets are held at one or more clearing brokers and, accordingly, we are subject to credit risk with respect to such clearing brokers. One firm clears the majority of our trades and holds the majority of our assets within Equity Markets. Consequently, we are reliant on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We are also dependent on the solvency of such clearing brokers. Any failure by the clearing brokers to adequately discharge their obligations on a timely basis, or failure by a clearing broker to remain solvent, or any event adversely affecting the clearing brokers, could have a material adverse effect on our business, financial condition and operating results.

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

Our market-making and asset management activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them and the services of certain third parties. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts of capital in the last few years to upgrade the capacity, reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. Many of our systems are, and much of our infrastructure is, designed to accommodate additional growth without redesign or replacement; however, we may need to make significant investments in additional hardware and software to accommodate growth. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays. Such failures and delays could cause substantial losses for our clients and could subject us to claims from our clients for losses, including litigation claiming fraud or negligence. In the past, high trading volume has caused significant delays in executing some trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays.

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

In addition, we currently have business continuity operations in place for our Asset Management business and for the majority of our Equity Markets business. If we are prevented from using any of our current trading operations or if our business continuity operations do not work effectively, we may not have complete business continuity. This could have a material adverse effect on our business, financial condition and operating results.

•	We may not be successful in moving our corporate headquarters

We lease approximately 266,000 square feet at our 545 Washington Boulevard location in Jersey City, NJ, which is largely unoccupied. We have commenced moving portions of our business and personnel to this space and expect to complete the move of our business and personnel by the end of 2005. This move will involve a number of risks. If we are unsuccessful in transferring our technology and operational infrastructure over to this new location in a smooth and stable manner, we could incur business delays or disruptions. In addition, issues related to the move will result in our management having to spend additional time and resources, taking them away from the day-to-day management of the business. Lastly, the cost of the move is estimated to be over $45 million, a majority of which has already been paid. If the construction and build-out are not completed in a timely manner or if plans are changed or delays occur, we could incur additional costs above the budgeted amount. If any of the above factors were to occur, it could result in a material adverse effect on the Company’s business, financial condition and operating results.

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

Item 2.    Properties

Our corporate headquarters are located in Jersey City, New Jersey. We lease approximately 118,000 square feet at 525 Washington Boulevard under a lease that expires in March 2006, and we have an option to extend the lease term for an additional five-year period. We also lease approximately 266,000 square feet at 545 Washington Boulevard under a lease that expires in October 2021, which is largely unoccupied. We intend to complete the move of our business and personnel into our new facility at 545 Washington Boulevard by the end of 2005. We also collectively lease approximately 121,000 square feet for our offices in Atlanta, GA; Boston, MA; Chicago, IL; Garden City, NY; Minnetonka, MN; New York, NY; Purchase, NY; Red Bank, NJ; San Francisco, CA; Santa Clara, CA; and London, England.

During 2004, we reserved $2.6 million in lease loss accruals related to excess real estate capacity at our 545 Washington Boulevard location in Jersey City, NJ. The Company engaged a real estate broker in order to sub-lease approximately 78,000 square feet based on an assessment of our real estate needs. This accrual was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would have commenced in the middle of 2005, anticipated market prices along the Jersey City waterfront and estimated up-front costs including broker fees and build-out allowances.

We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, exceed our needs. We are actively reviewing our real estate needs and may in the future sublet, assign or return some of our space.

Item 3.    Legal Proceedings

From time to time, we and certain of our past and present officers, directors and employees have been named as parties to legal actions, securities arbitrations, administrative claims and regulatory reviews and investigations arising in connection with the conduct of our businesses. We are also subject to several of these matters at the present time. Although there can be no assurances, at this time the Company believes, based on information currently available, that the outcome of each of the matters will not have a material adverse effect on the consolidated financial condition of the Company, although they might be material to operating results for any particular period, depending, in part, upon operating results for that period.

Legal

KEM Arbitration:    As disclosed in the Company’s Form 8-K filing on September 23, 2004, KEM was notified on September 22, 2004 by NASD Dispute Resolution, Inc. of a favorable decision with respect to the arbitration claims filed on December 27, 2001, by a former employee against Knight Securities, L.P. (“KSLP”), now known as KEM. All claims and counterclaims in the arbitration were dismissed, except that the NASD arbitration panel awarded the former employee the amount of $19,101 (without interest) relating to the calculation of his override bonus payment for the year 2000. We have not received a challenge to the arbitration panel decision and, therefore, this matter has been concluded.

Short Selling Litigation:    As disclosed in the Company’s prior public filings in or around June 2002, KEM, along with numerous other broker-dealers, was named in a lawsuit entitled JAG Media Holdings, Inc. et al. v. A.G. Edwards & Sons, Inc. et al., (“JAG Media”) in the United States District Court for the Southern District of Texas in which it was generally alleged that the firm improperly engaged in short sale transactions concerning a single security. The JAG Media case was dismissed against KEM and all other moving defendants by the Court in September 2004, although the Court has not yet entered the final judgment.

Since the filing of JAG Media, KEM and/or the Company, together with other defendants, have also been named in similar actions in other jurisdictions concerning additional securities. In general, the plaintiffs in all of these lawsuits are limited to either the issuer and/or a shareholder of the underlying security. Certain of these cases have been dismissed and others are in various stages of the litigation process. The cases currently pending are Exotics.com et ano. v. Maltin et al in the Superior Court of California, Los Angeles County and H-Quotient, Inc. v. Knight Trading Group, Inc. and Knight Securities, L.P. in the United States District Court for the Southern District of New York. In Sporn et al. v. Elgindy et al, which had been pending in the United States District Court for the Central District of California, the court dismissed, with prejudice, the claims against the Company, and the plaintiffs have filed a notice of appeal in the Ninth Circuit Court of Appeals. The plaintiffs have also filed an amended complaint. In ATSI v. The Shaar Fund, Ltd. Et al., which had been pending in the United States District Court for the Southern District of New York, the court dismissed, with prejudice, the claims against the Company in an Order dated February 25, 2005. The Company believes that it has meritorious defenses to each lawsuit and is defending each lawsuit vigorously.

KEM Trading Dispute Arbitration:    On February 28, 2005, KEM filed an arbitration claim with NASD Dispute Resolution, Inc. against a trading counterparty and one of its registered representatives seeking recovery of approximately $6.5 million, representing the amount KEM believes it is owed by this counterparty in a trading dispute regarding the counterparty’s receipt of dividends on stocks traded for same-day settlement during the ex-dividend period (the “KEM Trading Dispute Arbitration”). The KEM Trading Dispute Arbitration is in its preliminary stages. KEM believes it has meritorious claims against the counterparty but there is no assurance of a favorable outcome. On March 7, 2005, a customer of the counterparty in the KEM Trading Dispute Arbitration filed an action in New York State Supreme Court against KEM seeking declaratory relief that the customer is the rightful owner of the dividends paid to them. KEM believes it has meritorious defenses and is defending this action vigorously.

Other Litigation:

Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al.—In January 2004, thirty-five securities firms, including the Company and its former operating subsidiary, Knight Financial Products LLC (“KFP”) (collectively the “market maker defendants”), as well as four options exchanges, were named in a complaint filed in the United States District Court for the Northern District of Illinois. The plaintiffs in the action allegedly submitted orders to buy and sell options on the four named options exchanges, and the market maker defendants were prospective and/or actual counterparties to those orders. The plaintiffs allege that during the period from September 11, 2000 through the present day the market maker defendants, among other things, failed to provide a competitive and orderly market for the purchase and sale of the options and issued false and misleading price quotations that deceived the plaintiffs. The plaintiffs allege that this conduct violated certain sections of the Sherman and Clayton Acts, the federal securities laws and Illinois state law, and also should result in common law liability. The plaintiffs have requested unspecified monetary damages and injunctive relief. The Company is defending this matter vigorously and believes it has meritorious defenses.

In January 2005, an action entitled Rule v. Chicago Board Options Exchange, Inc. et al. was filed in the United States District Court for the Northern District of Illinois against thirty-five securities firms, including the Company and its former operating subsidiary, KFP (collectively the “market maker defendants”), as well as four options exchanges,. The Company has not yet been served with the complaint. The plaintiff alleges that the market maker defendants, among other things, failed to provide a competitive and orderly market for the purchase and sale of the options and issued false and misleading price quotations that deceived the plaintiff. The plaintiff alleges that this conduct violated certain sections of the Sherman and Clayton Acts, the federal securities laws and Illinois state law, and also should result in common law liability. The Company intends to defend this matter vigorously and believes it has meritorious defenses. The Company is seeking indemnification for this matter under contractual arrangements with a third party, although there is no guarantee that it will be successful in obtaining such indemnification.

Gurfein etc. v. Ameritrade, Inc. et al.—This putative class action was filed in the United States District Court for the Southern District of New York in December 2004, alleging that the Company, various specialist firms, broker dealers and the American Stock Exchange violated common law and the securities laws by, among other things, failing to execute limit orders for options at quoted prices and by executing market orders for options at prices less favorable than the actual market price. The plaintiff seeks unspecified monetary damages and injunctive relief. The Company is defending this matter vigorously and believes it has meritorious defenses. The Company is seeking indemnification for this matter under contractual arrangements with a third party, although there is no guarantee that it will be successful in obtaining such indemnification.

Regulatory

The Company owns subsidiaries which are regulated broker-dealers and which are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the SEC or SROs, are reviewed in the ordinary course of business by our primary regulators, the SEC and the NASD. The Company, as a major order flow execution destination, is named from time to time in, or is asked to respond to a number of regulatory matters brought by SROs that arise from its trading activity. The Company is currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to an SEC or SRO disciplinary action and/or civil or administrative action.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, in March 2004, KSLP, now known as KEM, received Wells Notices from the staffs of the SEC’s Division of Enforcement and from NASD’s Department of Market Regulation. As disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, on July 7, 2004, the Company announced that KSLP had reached an agreement in principle with the staffs of the SEC and NASD to settle the investigations covered by these Wells Notices, which remained subject to the drafting of settlement papers and final approval by the SEC and NASD. On December 16, 2004, the Company announced that KSLP concluded its settlement with the SEC and NASD (collectively the “Settlement”).

The Settlement related to certain institutional trade activity, conduct and supervision that occurred in 1999 through 2001; and books and records, document production and record-keeping deficiencies. The findings concerning KSLP included violations of the antifraud provisions of Section 15(c)(1) of the Securities Exchange Act of 1934 (“Exchange Act”) and associated rules. The findings also included violations of the SEC books and records rules (Rules 17a-3 and 17a-4 under the Exchange Act) in connection with the retention of e-mails and order tickets and the use of trade modifiers; violations of NASD rules concerning the production of books and records (NASD Rule 8210), including just and equitable principles of trade (NASD Rule 2110); failures to supervise under Exchange Act Section 15(b)(4)(E) and NASD Rules 3010 and 2110; and violations of NASD rules in connection with the use of trade modifiers (NASD Rules 4632 and 4642) and the filing of NASD Form U5 notices for certain former employees (NASD Rule 2110). The Settlement took the form of administrative orders, in which KSLP neither admitted nor denied the findings. The Settlement resolves the matters for which KSLP received Wells Notices from the staffs of the SEC and the NASD but does not address the Wells Notices received by four former employees of KSLP. On March 7, 2005, NASD announced it had charged Kenneth Pasternak, former CEO of KSLP, and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.”

Under the terms of the Settlement, the Company was required to disgorge approximately $41.1 million in institutional trading profits, and pay approximately $13.2 million in interest and $25.0 million in penalties for a total of $79.3 million, which is recorded as Regulatory charges and related matters on the Consolidated Statements of Operations. This amount was paid in full in 2004. An independent distribution consultant will determine how the funds will be distributed, subject to the approval of the SEC.

In addition, as set forth in the SEC’s Order in the Settlement (the “SEC’s Order”), KEM voluntarily agreed to retain an independent compliance consultant to comprehensively review, among other things: (1) KEM’s policies and procedures designed to ensure compliance with federal securities laws and the NASD rules with respect to best execution obligations, trade reporting requirements, limit order requirements and books and records requirements; (2) KEM’s procedures for implementing such policies and procedures, and systems; and (3) KEM’s supervisory and compliance structure. This review is ongoing.

The foregoing description of the Settlement is qualified in its entirety by the full text of the SEC’s Order and the Letter of Acceptance, Waiver and Consent with NASD, which were attached as exhibits to the Company’s Form 8-K filed on December 17, 2004.

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

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is traded on the Nasdaq National Market under the symbol “NITE.” Public trading of our Class A Common Stock commenced on July 8, 1998. The following table sets forth, for the past two years, the high and low quarterly sales price per share of the Class A Common Stock in the Nasdaq National Market:

2004	High	Low
First Quarter	$17.27	$11.20
Second Quarter	13.53	9.65
Third Quarter	10.30	8.06
Fourth Quarter.	12.19	9.13

2003
First Quarter	5.97	3.88
Second Quarter	7.40	3.90
Third Quarter	12.60	6.26
Fourth Quarter.	15.25	11.41

The closing sale price of our Class A Common Stock as reported on the Nasdaq National Market as of March 14, 2005, was $10.30 per share. As of that date there were approximately 595 holders of record of our Class A Common Stock based on information provided by the transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by the transfer agent, there are approximately 55,000 beneficial holders of our Class A Common Stock.

We have never declared or paid a cash dividend on our Class A Common Stock. We do not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many other factors, including, but not limited to, our results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

The following table contains information about our purchases of Class A Common Stock during the fourth quarter of 2004:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2004 - October 31, 2004	510,700	$9.71	510,700	$124,380,075
November 1, 2004 - November 30, 2004	917,200	11.05	917,200	114,245,501
December 1, 2004 - December 31, 2004	1,315,000	11.46	1,315,000	99,179,839

Total	2,742,900	11.00	2,742,900

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	All shares were repurchased through our publicly announced stock repurchase program. Table excludes shares repurchased related to tax withholdings resulting from the vesting of employee restricted stock.
(3)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $215 million to a total of $250 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004 and August 8, 2004. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The total remaining authorization under the program was $30.9 million as of March 14, 2005. The repurchase program has no set expiration or termination date.

Item 6.    Selected Financial Data

The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight Trading Group, Inc. and the Notes thereto included elsewhere in this document. You should read the following in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2002, 2003 and 2004 and the Consolidated Statements of Financial Condition Data at December 31, 2003 and 2004 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2000 and 2001 and the Consolidated Statements of Financial Condition Data at December 31, 2000, 2001 and 2002 are derived from Consolidated Financial Statements not included in this document.

	For the years ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statements of Operations Data (1):	(In thousands, except share and per share data)
Revenues
Net trading revenue	$250,993	$290,938	$269,323	$451,877	$1,058,814
Commissions and fees	276,011	163,147	75,599	28,633	26,732
Asset management fees	77,658	57,903	34,510	36,757	41,884
Interest and dividends, net	4,647	3,657	5,357	16,505	26,567
Investment income and other	16,441	30,264	13,199	8,521	7,031

Total revenues	625,750	545,909	397,988	542,293	1,161,028

Expenses
Employee compensation and benefits	244,550	206,860	169,044	192,880	365,708
Execution and clearance fees	111,788	102,659	85,917	96,305	124,433
Soft dollar and commission recapture	60,118	9,986	7,372	6,252	4,545
Payments for order flow	36,632	32,179	36,306	52,482	160,633
Communications and data processing	28,896	27,992	31,077	42,017	30,475
Depreciation and amortization	14,046	19,201	26,488	33,147	20,047
Occupancy and equipment rentals	16,599	16,892	21,671	16,480	16,021
Professional fees	14,915	10,993	16,384	13,461	18,352
Business development	8,269	7,160	6,852	9,580	13,140
Writedown of assets and lease loss accrual	3,810	16,508	15,423	18,967	—
International charges	—	—	31,221	—	—
Regulatory charges and related matters	79,342	—	—	—	—
Other	6,844	11,152	13,771	14,289	14,371

Total expenses	625,809	461,582	461,526	495,860	767,725

(Loss) income before income taxes, minority interest and discontinued operations	(59)	84,327	(63,538)	46,433	393,303
Income tax expense (benefit)	9,453	32,786	(20,081)	23,131	148,411

(Loss) income before minority interest and discontinued operations	(9,512)	51,541	(43,457)	23,302	244,892
Minority interest in consolidated subsidiaries	—	—	5,101	6,477	—

Net (loss) income from continuing operations	$(9,512)	$51,541	$(38,356)	$29,779	$244,892
Income (loss) from discontinued operations, net of tax	$100,904	$(13,016)	$(4,886)	$8,747	$15,030

Net income (loss)	$91,392	$38,525	$(43,242)	$38,526	$259,922

Basic earnings per share from continuing operations	$(0.08)	$0.46	$(0.32)	$0.24	$2.00

Diluted earnings per share from continuing operations	$(0.08)	$0.44	$(0.32)	$0.24	$1.93

Basic earnings per share from discontinued operations	$0.90	$(0.12)	$(0.04)	$0.07	$0.12

Diluted earnings per share from discontinued operations	$0.86	$(0.11)	$(0.04)	$0.07	$0.12

Basic earnings per share	$0.81	$0.34	$(0.36)	$0.31	$2.12

Diluted earnings per share	$0.78	$0.33	$(0.36)	$0.31	$2.05

Shares used in basic earnings per share
calculations	112,423,158	112,023,419	120,771,786	123,796,181	122,520,733

Shares used in diluted earnings per share
calculations	117,636,085	117,749,743	120,771,786	125,758,863	126,863,316

	December 31,
	2004	2003	2002	2001	2000
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$445,539	$249,998	$236,629	$344,553	$322,131
Securities owned, held at clearing brokers, at market value	254,473	201,239	143,357	417,071	455,646
Investment in Deephaven sponsored funds	215,330	197,605	148,688	50,919	12,306
Assets within discontinued operations	—	2,938,223	2,411,285	1,928,946	1,466,688
Total assets	1,391,549	4,001,348	3,249,926	3,270,269	2,521,667
Securities sold, not yet purchased, at market value	221,421	173,119	84,715	343,908	228,595
Liabilities within discontinued operations	—	2,851,697	2,278,553	1,790,977	1,344,300
Total stockholders’ equity	854,498	790,132	756,416	834,256	774,186

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We have two operating business segments, Asset Management and Equity Markets, and a Corporate segment.

•	Asset Management—We operate an asset management business for institutions and high-net-worth individuals. Assets under management were $3.6 billion as of December 31, 2004, up $2.0 billion from the $1.6 billion of assets under management as of December 31, 2003.

•	Equity Markets—We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets.

In the fourth quarter of 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products, Inc. (“Citigroup”). The final purchase price is subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. In accordance with generally accepted accounting principles (“GAAP”), the results of this business segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 10 “Discontinued Operations” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Effective in the fourth quarter of 2004, the Company instituted a new segment reporting format to remove from its operating business segments all corporate overhead expenses and investment income earned on strategic investments and our corporate investment in the funds managed by our Asset Management segment (the “Deephaven Funds”). Prior to this change, corporate overhead expenses and investment income earned on strategic investments were allocated to the operating business segments based upon the Company’s allocation methodologies, generally based on each segment’s respective usage or other appropriate measure. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, investor and public relations expenses and directors’ and officers’ insurance. Additionally, prior to the change, investment income earned on our corporate investment in the Deephaven Funds was fully allocated to the Asset Management segment. This change to segment reporting was made in order to better reflect management’s approach to operating and directing the businesses after the sale of the Derivative Markets business segment. Prior period segment data has been restated to conform to the 2004 presentation. Included in the total assets of the Corporate segment is the Company’s corporate investment in the Deephaven Funds, which was $215.3 million at December 31, 2004, as compared to $197.6 million at December 31, 2003.

The following table sets forth the revenues, expenses excluding Regulatory charges and related matters, Writedown of assets and lease loss accrual and International charges (“Operating Expenses”) and income (loss) from continuing operations before Regulatory charges and related matters, Writedown of assets and lease loss accrual, International charges, income taxes and minority interest (“Pre-Tax Operating Earnings”) of our business segments and on a consolidated basis (in millions):

	2004	2003	2002
Equity Markets
Revenues	$531.7	$459.6	$348.8
Operating Expenses	461.3	387.1	355.2

Pre-Tax Operating Earnings	70.4	72.5	(6.4)

Asset Management
Revenues	78.2	58.4	38.8
Operating Expenses	48.6	28.9	22.8

Pre-Tax Operating Earnings	29.6	29.5	16.0

Corporate
Revenues	16.6	28.5	13.3
Operating Expenses	33.5	29.7	39.8

Pre-Tax Operating Earnings	(16.9)	(1.2)	(26.5)

Consolidated(1)
Revenues	625.8	545.9	398.0
Operating Expenses	542.7	445.1	414.9

Pre-Tax Operating Earnings	$83.1	$100.8	$(16.9)

(1)	Consolidated Revenues and Operating Expenses include the elimination of intercompany transactions between Equity Markets and Asset Management of $702,000, $657,000 and $2.9 million for 2004, 2003 and 2002, respectively.

Total revenues from continuing operations in 2004 increased 15% from 2003, while Operating Expenses from continuing operations increased 22%. Our Pre-Tax Operating Earnings from continuing operations decreased to $83.1 million in 2004, from $100.8 million in 2003. The Pre-Tax Operating Earnings for 2004 in our Asset Management business segment were consistent with 2003, while the Pre-Tax Operating Earnings from our Equity Markets business segment were lower than the prior year. Our Asset Management business segment was impacted by the growth in our assets under management offset, in part, by lower fund returns. Our Equity Markets business segment was affected by greater competition for broker-dealer client order flow, reduced revenue capture statistics and losses incurred from our expanded London operation. The results from our Corporate segment were negatively impacted by lower returns on our corporate investment in the Deephaven Funds.

A reconciliation of GAAP (loss) income from continuing operations before income taxes (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings from continuing operations and of total GAAP expenses to Operating Expenses is included elsewhere in this section.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; equity market volumes; the dollar value of securities traded; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees related to our legal proceedings; the strength of our client relationships; the amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and asset management, equity sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; the level of assets under management and fund returns; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share and revenue capture in our Equity Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

•	Over the past three years, the effects of market structure changes, competition and market conditions have resulted in a decline in revenue capture per U.S. equity dollar value traded in our Equity Markets operations.

•	Retail broker-dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•	Broker-dealer clients continue to focus on statistics measuring the quality of equity executions (including speed of executions and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market makers have increased the level of automation within their operations. Increased automation and the greater focus on execution quality have resulted in greater competition in the marketplace, which has negatively impacted the revenue capture metrics of the Company and other market-making firms. Additionally, increased automation may lower the barriers to entry for new competitors.

•	The increase in trading of Nasdaq-listed securities on electronic communication networks (“ECNs”) and other exchanges has increased market fragmentation in the Equity Markets segment, resulting in increased execution expenses, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations.

•	Market structure changes, competition and market conditions have triggered an industry shift toward market makers charging explicit commissions or commission equivalents to institutional clients for executions in OTC securities. For the majority of our institutional client orders, we currently charge an explicit fee in the form of commissions or commission equivalents. In addition, institutional commission rates have fallen in the past few years, and this may continue in the future.

•	Due to regulatory scrutiny over the past two years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional clients allocate commissions to broker-dealers based on the quality of executions. In the past, institutional equity commissions were often allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•	There has been increased scrutiny of market makers, hedge funds and soft dollar practices by the regulatory and legislative authorities, including a recently passed SEC regulation related to the registration of hedge funds. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been a growing trend among institutions to allocate more of their assets to hedge fund investments. This has influenced the growth in the hedge fund industry and may result in greater competition in the future.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Net trading revenue and Commission and fees from U.S. securities trading and market-making activities from Equity Markets. These revenues are primarily affected by changes in the amount and mix of U.S. equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, industry commission levels, our mix of broker-dealer and institutional clients and by regulatory changes and evolving industry customs and practices.

Trading profits and losses on principal transactions are included within Net trading revenue. Revenues on transactions for which we charge explicit commissions or commission equivalents are included within Commissions and fees. For the majority of our institutional client orders, we currently charge an explicit fee in the form of commissions or commission equivalents.

•	In 2004, we changed the classification of revenues from institutional client orders which generate commission equivalents from inclusion in Net trading revenues to inclusion in Commissions and fees, as commission equivalents are similar in nature to commissions. We believe this change is consistent with industry practice. As a result, prior period amounts have been reclassified to conform to current period presentation. Commission equivalents for 2004, 2003 and 2002 were $140.2 million, $116.8 million and $50.4 million, respectively.

•	In 2004, the Company changed its classification of certain transaction-related regulatory fees. These fees are now included within Execution and clearance fees. In prior periods, these fees were netted within Net trading revenue. This change in classification had no impact on the calculation of the average revenue capture per dollar value traded metric, as the expense is still included within the calculation. We believe this change is consistent with industry practice. As a result, prior period amounts have been reclassified to conform to current period presentation. The transaction-related regulatory fees were $18.3 million, $23.0 million and $13.9 million in 2004, 2003 and 2002, respectively.

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

Asset management fees represent fees earned by Deephaven Capital Management LLC (“Deephaven”) for sponsoring and managing the Deephaven Funds. These fees consist of annual management fees, calculated as fixed percentages of assets under management, and incentive fees, which, in general, are calculated as a percentage of the funds’ annual returns. Such fees are primarily affected by the rates of return earned on the Deephaven Funds and changes in the amount of assets under management.

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

Investment income and other income primarily represents income earned, net of losses, related to our corporate investment in the Deephaven Funds and, to a lesser extent, our strategic investments. Such income is primarily affected by the rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

Expenses

Our operating expenses largely consist of Employee compensation and benefits, Execution and clearance fees, Payments for order flow and Soft dollar and commission recapture payments. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs, exchanges and certain regulatory bodies. Payments for order flow fluctuate based on U.S. equity share volume, profitability, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy. Soft dollar and commission recapture payments fluctuate based on U.S. equity share volume executed on behalf of institutions.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation paid to sales personnel and incentive compensation paid to all other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain expenses including soft dollar and commission recapture expenses, execution and clearance costs and overhead allocations. The majority of compensation in Asset Management is determined based on a profitability-based formula, subject to certain minimum guaranteed payments.

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to Nasdaq and other regional exchanges and regulatory bodies, and execution fees paid to third parties, primarily for executing trades in listed securities on the New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”), and for executing orders through ECNs.

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities. Payments for order flow fluctuate as we modify our payment rates and as our percentage of clients whose policy is not to accept payments for order flow varies.

Soft dollar and commission recapture expense represent payments to institutions in connection with our soft dollar and commission recapture programs. In prior years, these expenses were primarily included within Payments for order flow and Execution and clearance fees. Prior period amounts have been reclassified to reflect the current period presentation.

Results of Operations

The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the years ended December 31,
	2004	2003	2002
Revenues
Net trading revenue	40.1%	53.3%	67.7%
Commissions and fees	44.1%	29.9%	19.0%
Asset management fees	12.4%	10.6%	8.7%
Interest and dividends, net	0.8%	0.7%	1.3%
Investment income and other	2.6%	5.5%	3.3%

Total revenues	100.0%	100.0%	100.0%

Expenses
Employee compensation and benefits	39.1%	37.9%	42.5%
Execution and clearance fees	17.9%	18.8%	21.6%
Soft dollar and commission recapture expense	9.6%	1.8%	1.9%
Payments for order flow	5.9%	5.9%	9.1%
Communications and data processing	4.6%	5.1%	7.8%
Depreciation and amortization	2.2%	3.5%	6.7%
Occupancy and equipment rentals	2.6%	3.1%	5.4%
Professional fees	2.4%	2.0%	4.1%
Business development	1.3%	1.3%	1.7%
International charges	0.0%	0.0%	7.8%
Writedown of assets and lease loss accrual	0.6%	3.1%	3.9%
Regulatory charges and related matters	12.7%	0.0%	0.0%
Other	1.1%	2.1%	3.5%

Total expenses	100.0%	84.6%	116.0%

Income (loss) from continuing operations before income taxes	0.0%	15.4%	–16.0%
Income tax expense (benefit)	1.5%	6.0%	–5.1%

(Loss) income before minority interest and discontinued operations	–1.5%	9.4%	–10.9%
Minority interest in losses of consolidated subsidiaries	0.0%	0.0%	1.3%

Net (loss) income from continuing operations	–1.5%	9.4%	–9.6%
Income (loss) from discontinued operations, net of tax	16.1%	–2.3%	–1.3%

Net income (loss)	14.6%	7.1%	–10.9%

Years Ended December 31, 2004 and 2003

Continuing Operations

Revenues

	For the years ended December 31,
	2004	2003	Change	% of Change
Total Revenues from Asset Management	$78.2	$58.4	$19.7	33.7%

Average month-end balance of assets under management ($ millions)	2,963.5	1,359.4	1,604.1	118.0%
Annual fund return to investors*	6.5%	13.9%	–7.4%	–53.2%

*	Annual fund return represents the blended annual return across all assets under management in the Deephaven Funds

Total revenues from the Asset Management business segment, which primarily consists of Asset management fees, increased 33.7% to $78.2 million in 2004, from $58.4 million in 2003. The increase is due to higher management fees as a result of the growth in assets under management. The average month-end balance of assets under management increased to $3.0 billion in 2004, from $1.4 billion in 2003. The blended annual fund return across all assets under management for 2004 was 6.5%, down from 13.9% in 2003.

	For the years ended December 31,
	2004	2003	Change	% of Change
Net trading revenue (millions)	$251.0	$290.9	$(39.9)	–13.7%
Commissions and fees (millions)	276.7	163.8	112.9	68.9%
Interest and dividends, net (millions)	3.8	2.8	1.1	38.5%
Investment income and other (millions)	0.2	2.1	(2.0)	–91.9%

Total Revenues from Equity Markets (millions)	$531.7	$459.6	$72.1	15.7%

U.S equity dollar value traded ($ billions)	1,730.7	1,560.0	170.7	10.9%
U.S. equity trades executed (millions)	205.9	181.3	24.6	13.5%
Nasdaq and Listed equity shares traded (billions)	125.2	138.1	(12.8)	–9.3%
OTC Bulletin Board and Pink Sheet shares traded (billions)	1,349.9	305.3	1,044.6	342.1%
Average revenue capture per U.S. equity dollar value traded (bps)	2.5	2.6	(0.2)	–6.8%

Total revenues from the Equity Markets business segment, which primarily comprises Net trading revenue and Commissions and fees from the domestic businesses, increased 15.7% to $531.7 million in 2004, from $459.6 million in 2003. Revenues in 2004 were positively impacted by the purchase of the business of Donaldson & Co., Incorporated (“Donaldson”), an increase in our institutional revenues and higher volumes in low-priced OTC Bulletin Board and Pink Sheet shares from broker-dealer clients offset, in part, by lower average revenue capture per U.S. equity dollar value traded. Excluding the impact of Donaldson, total revenues from Equity Markets would have increased 2.3% to $463.7 million in 2004 compared to $453.5 million in 2003. In 2004, the Company recorded a reserve of $6.5 million representing the amount the Company believes it is owed by a counterparty in a trading dispute (the “Dispute Reserve”). This reserve reduced net trading revenues by $6.5 million in 2004.

Average revenue capture per U.S. equity dollar value traded was 2.5 basis points (“bps”) in 2004, down 6.8% from 2.6 bps in 2003. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net trading revenues less certain transaction-related regulatory fees (included in Execution and clearance fees) and institutional commissions and commission equivalents (included in Commissions and fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. We removed the impact of the Dispute Reserve of $6.5 million within our revenue capture calculation for 2004. Core Equity Revenues were $424.7 million and $410.9 million in 2004 and 2003, respectively.

	For the years ended December 31,
	2004	2003	Change	% of Change
Total Revenues from Corporate (millions)	$16.6	$28.5	$(11.9)	–41.8%

Average corporate investment balance in the Deephaven Funds (millions)	$216.9	$183.5	$33.4	18.2%

Total revenues from the Corporate segment, which primarily represents income from our corporate investments in the Deephaven Funds, decreased 41.8%. Income from our corporate investments in the Deephaven Funds fell 46.7% to $12.8 million in 2004 from $23.9 million in 2003. This decrease is due to lower average returns on our corporate investment offset, in part, by a higher average investment balance.

Expenses

Employee compensation and benefits expense increased 18.2% to $244.5 million in 2004, from $206.9 million in 2003. As a percentage of total revenue, employee compensation and benefits increased slightly to 39.1% in 2004 from 37.9% in 2003. The increase on a dollar basis was primarily due to the increase in headcount, which was impacted by the acquisition of Donaldson in December of 2003 and the expansion of the London operations, and higher profitability-based compensation within the Asset Management business segment. The number of full time employees in our continuing operations increased to 683 employees at December 31, 2004, from 677 employees at December 31, 2003.

Execution and clearance fees increased 8.9% to $111.8 million in 2004, from $102.7 million in 2003. As a percentage of total revenue, execution and clearance fees decreased to 17.9% in 2004, from 18.8% in 2003. The increase on a dollar basis was due to the increase in equity trades, the increase in fees related to the London operations and the purchase of the Donaldson business offset, in part, by a reduction in clearance rates. The decrease as a percentage of total revenue was primarily due to lower clearance rates and higher revenues from Asset Management, which has no associated execution and clearance fees, offset, in part, by a lower average revenue capture metric in Equity Markets.

Payments for order flow increased 13.8% to $36.6 million in 2004, from $32.2 million in 2003. As a percentage of total revenue, payments for order flow remained at 5.9% in both 2004 and 2003. The increase on a dollar basis is primarily due to an increase in volumes and changes in our payment for order flow policies.

Soft dollar and commission recapture expense increased to $60.1 million in 2004, from $10.0 million in 2003. The increase is primarily due to the purchase of the Donaldson business on December 1, 2003.

Communications and data processing expense increased 3.2% to $28.9 million in 2004, from $28.0 million in 2003. This increase was generally attributable to an increase in technology and market data costs.

Depreciation and amortization expense decreased 26.9% to $14.0 million in 2004, from $19.2 million in 2003. This decrease was primarily due to assets fully depreciating in the normal course of business, offset, in part, by the purchases of additional fixed assets during 2003 and 2004.

Occupancy and equipment rentals expense decreased slightly to $16.6 million in 2004, from $16.9 million in 2003. This small decrease was primarily attributable to the lease loss accruals recorded in 2003 and 2004 related to our excess real estate capacity, primarily in Jersey City, NJ.

Professional fees increased 35.7% to $14.9 million in 2004, from $11.0 million in 2003. The increase in 2004 was primarily due to an increase in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and consulting expenses.

Business development expense increased to $8.3 million in 2004, compared to $7.2 million in 2003. The primary reason for the increase was higher travel and entertainment costs relating to our focus on growing our institutional client base for the Equity Markets segment.

Other expenses decreased to $6.8 million in 2004, compared to $11.2 million in 2003. The decrease was due to a benefit of approximately $3.0 million related to an adjustment to legal reserves established during 2003. Excluding the impact of this one-time adjustment from both 2003 and 2004, Other expenses have increased by 21% due to higher insurance, general and administrative costs.

During 2004, charges of $83.2 million were incurred related to our continuing domestic businesses. These expenses primarily consist of $79.3 million related to charges for regulatory and related matters and $3.8 million of writedown of assets and lease loss accruals primarily related to the costs associated with excess real estate capacity in Jersey City, NJ. For a discussion of the $79.3 million charge for regulatory and related matters, refer to Footnote 13 “Regulatory Charge and Related Matters” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document and in our prior regulatory filings.

Our effective tax rate for 2004 from continuing operations differ significantly from the federal statutory rate of 35% primarily due to non-deductible penalties related to charges for regulatory and related matters and state income taxes.

Years Ended December 31, 2003 and 2002

Continuing Operations

Revenues

	For the years ended December 31,
	2003	2002	Change	% of Change
Total Revenues from Asset Management (millions)	$58.4	$38.8	$19.6	50.4%

Average month-end balance of assets under management ($ millions)	1,359.4	1,239.0	120.4	9.7%
Annual fund return to investors*	13.9%	7.8%	6.1%	78.2%

*	Annual fund return represents the blended annual return across all assets under management in the Deephaven Funds

Total revenues from the Asset Management business segment increased 50.4% to $58.4 million in 2003, from $38.8 million in 2002. The increase is due to higher management fees as a result of the growth in assets under management as well as an increase in incentive fees as a result of higher blended fund returns to the investors. The average month-end balance of assets under management increased to $1.4 billion in 2003, from $1.2 billion in 2002. The blended annual fund return across all assets under management for 2003 was 13.9%, up from 7.8% in 2002.

	For the years ended December 31,
	2003	2002	Change	% of Change
Net trading revenue (millions)	$290.9	$269.2	$21.8	8.1%
Commissions and fees (millions)	163.8	76.0	87.8	115.6%
Interest and dividends, net (millions)	2.8	4.1	(1.4)	–33.7%
Investment income and other (millions)	2.1	(0.4)	2.6	584.6%

Total Revenues from Equity Markets (millions)	$459.6	$348.8	$110.8	31.8%

U.S equity dollar value traded ($ billions)	1,560.0	1,149.5	410.5	35.7%
U.S. equity trades executed (millions)	181.3	126.7	54.6	43.1%
Nasdaq and Listed equity shares traded (billions)	138.1	94.6	43.5	46.0%
OTC Bulletin Board and Pink Sheet shares traded (billions)	305.3	107.4	197.9	184.3%
Average revenue capture per U.S. equity dollar value traded (bps)	2.6	2.8	(0.2)	–5.4%

Total revenues from the Equity Markets business segment, which is primarily comprised of Net trading revenue and Commissions and fees from the domestic businesses, increased 31.8% to $459.6 million in 2003, from $348.8 million in 2002. Revenues in 2003 were positively impacted by an increase in our institutional revenues and higher volumes in low-priced OTC Bulletin Board and Pink Sheet shares from broker-dealer clients offset, in part, by lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 2.6 bps in 2003, down 5.4% from 2.8 bps in 2002. Core Equity Revenues were $410.9 million and $319.4 million in 2003 and 2002, respectively.

	For the years ended December 31,
	2003	2002	Change	% of Change
Total Revenues from Corporate (millions)	$28.5	$13.3	$15.2	114.3%

Average corporate investment balance in the Deephaven Funds (millions)	$183.5	$120.2	$63.3	52.7%

Total revenues from the Corporate segment, which primarily represents income from our corporate investments in the Deephaven Funds, increased 114.3%. Income from our corporate investments in the Deephaven Funds increased 179% to $23.9 million in 2003 from $8.6 million in 2002. This increase is due to higher average returns on our corporate investment and a higher average investment balance.

Expenses

Employee compensation and benefits expense increased 22.4% to $206.9 million in 2003, from $169.0 million in 2002. As a percentage of total revenue, employee compensation and benefits decreased to 37.9% in 2003, from 42.5 % in 2002. These changes were primarily due to higher incentive compensation as a result of an increase in profitability as well as the hiring and retention of senior management, sales and trading professionals offset, in part, by reduced headcount. The number of full time employees in our continuing operations decreased to 677 employees at December 31, 2003, from 765 employees at December 31, 2002.

Execution and clearance fees increased 19.5% to $102.7 million in 2003, from $85.9 million in 2002. As a percentage of revenue, execution and clearance fees decreased to 18.8% in 2003, from 21.6% in 2002. Execution and clearance fees increased on a dollar basis due to the increase in equity trades executed as well as increased costs related to executing orders through ECNs offset, in part, as a result of the reduction in clearing rates and the closure of European equities market-making in 2002. The decrease on a percentage basis is primarily due to the increase in asset management fees, which have no associated execution and clearance fees.

Payments for order flow decreased 11.4% to $32.2 million in 2003, from $36.3 million in 2002. As a percentage of total revenue, payments for order flow decreased to 5.9% in 2003, from 9.1% in 2002. The decrease on both a dollar and percentage basis was primarily due to changes in our payment for order flow policy initiated over the prior two years, partially offset by increased equity volumes.

Soft dollar and commission recapture expense increased to $10.0 million in 2003, from $7.4 million in 2002. The increase is primarily due to the purchase of the Donaldson business on December 1, 2003.

Communications and data processing expense decreased 9.9% to $28.0 million in 2003, from $31.1 million in 2002. This decrease was generally attributable to a decrease in headcount and related technology costs as well as the reduction in our European operations.

Depreciation and amortization expense decreased 27.5% to $19.2 million in 2003, from $26.5 million in 2002. This decrease was primarily due to the write-off of fixed assets over the prior two years as well as assets fully depreciating in the normal course of business, offset in part, by the purchases of additional fixed assets during 2003.

Occupancy and equipment rentals expense decreased 22.1% to $16.9 million in 2003, from $21.7 million in 2002. This decrease was primarily attributable to the lease loss accruals recorded in 2002 and 2003 related to our excess real estate capacity, primarily in Jersey City, NJ.

Professional fees decreased 32.9% to $11.0 million in 2003, from $16.4 million in 2002. The decrease in 2003 was primarily due to the payment in 2002 of a one-time asset management consulting fee related to the retirement of Deephaven’s former CEO as of the end of 2001.

Business development expense increased to $7.2 million in 2003, from $6.9 million in 2002. The primary reason for the increase was higher advertising, travel and entertainment costs.

Other expenses decreased to $11.2 million in 2003, from $13.8 million in 2002. The primary reason for the decrease was lower general and administrative costs, offset by a $3.0 million legal reserve established in 2003.

There were no international charges related to continuing operations in 2003. International charges from continuing operations were $31.2 million in 2002, primarily related to the closure of our European market making operations. The international charges from continuing operations incurred in 2002 included $13.1 million related to the writedown of our investment in Nasdaq Europe, $7.4 million related to the writedown of fixed assets no longer actively used, $6.4 million related to contract settlements and terminations and $4.2 million related to the costs associated with excess real estate capacity.

During 2003, charges of $16.5 million were incurred related to our continuing domestic businesses. The charges consist of $9.6 million of a lease loss accrual related to costs associated with excess real estate capacity primarily in Jersey City, NJ, $6.8 million related to the writedown of our strategic investment in Nasdaq to fair value and $100,000 in other charges. The charges incurred in 2002, related to our continuing domestic businesses amounted to $15.4 million. These charges consist of $8.9 million of a lease loss accrual related to costs associated with excess real estate capacity, $3.6 million related to the writedown of fixed assets no longer actively used and $3.0 million related to the writedown of impaired strategic investments to fair value.

Our effective income tax rates, from continuing operations, of 38.9% and (31.6%) for 2003 and 2002 respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes and non-deductible foreign losses.

Reconciliation of GAAP expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by GAAP, the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-K, the Company has disclosed its Operating Expenses and its Pre-Tax Operating Earnings to assist the reader in understanding the impact of the international charges, writedown of assets and lease loss accrual and regulatory charges and related matters on the Company’s segmented financial results, thereby facilitating more useful period-to-period comparisons of the Company’s businesses. For additional information related to segments, see Footnote 20 in the Consolidated Financial Statements included elsewhere in this document.

GAAP Expenses to Operating Expenses

	For the year ended December 31, 2004
(in millions)	Equity Markets	Asset Management	Corporate	Total*
GAAP total expenses	$544.4	$48.6	$33.5	$625.8
Writedown of assets and lease loss accrual	3.8	—	—	3.8
Regulatory charges and related matters	79.3	—	—	79.3

Operating Expenses	$461.3	$48.6	$33.5	$542.7

	For the year ended December 31, 2003
	Equity Markets	Asset Management	Corporate	Total*
GAAP total expenses	$403.6	$28.9	$29.7	$461.6
Writedown of assets and lease loss accrual	16.5	—	—	16.5

Operating Expenses	$387.1	$28.9	$29.7	$445.1

	For the year ended December 31, 2002
	Equity Markets	Asset Management	Corporate	Total*
GAAP total expenses	$398.9	$22.9	$42.6	$461.5
Writedown of assets and lease loss accrual	12.5	0.1	2.8	15.4
International charges	31.2	—	—	31.2

Operating Expenses	$355.2	$22.8	$39.8	$414.9

*	GAAP total expenses include the elimination of intercompany transactions between Equity Markets and Asset Management of $702,000, $657,000 and $2.9 million for 2004, 2003 and 2002, respectively.

GAAP Pre-Tax Income to Pre-Tax Operating Earnings

	For the year ended December 31, 2004
(in millions)	Equity Markets	Asset Management	Corporate	Total
GAAP Pre-Tax Income	$(12.8)	$29.6	$(16.9)	$(0.1)
Writedown of assets and lease loss accrual	3.8	—	—	3.8
Regulatory charges and related matters	79.3	—	—	79.3

Pre-Tax Operating Earnings	$70.4	$29.6	$(16.9)	$83.1

	For the year ended December 31, 2003
	Equity Markets	Asset Management	Corporate	Total
GAAP Pre-Tax Income	$56.0	$29.5	$(1.2)	$84.3
Writedown of assets and lease loss accrual	16.5	—	—	16.5

Pre-Tax Operating Earnings	$72.5	$29.5	$(1.2)	$100.8

	For the year ended December 31, 2002
	Equity Markets	Asset Management	Corporate	Total
GAAP Pre-Tax Income	$(50.1)	$15.9	$(29.3)	$(63.5)
Writedown of assets and lease loss accrual	12.5	0.1	2.8	15.4
International charges	31.2	—	—	31.2

Pre-Tax Operating Earnings	$(6.4)	$16.0	$(26.5)	$(16.9)

Liquidity

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds of the sale of our Derivative Markets business segment. As of December 31, 2004, we had $1.4 billion in assets related to our continuing operations, 68% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. At December 31, 2004, the Company had net current assets from continuing operations, which consists of net assets readily convertible into cash, of approximately $407.8 million. Additionally, our investment in the Deephaven Funds was $215.3 million at December 31, 2004. The majority of this investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

The Company has previously disclosed its intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Equity Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction.

As discussed elsewhere in this document, we sold our Derivative Markets business for approximately $237 million in cash as of the close of business on December 9, 2004. The final purchase price is subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. In addition to the sale proceeds the Company received a payment representing intercompany balances owed to the Company from the Derivative Markets businesses at the time of closing. The intercompany balance was $78.4 million at September 30, 2004.

(Loss) income before income taxes, minority interest and discontinued operations was $(58,000), $84.3 million and $(63.5 million) for 2004, 2003 and 2002, respectively. Included in these balances were certain non-cash expenses such as depreciation and amortization and certain non-cash writedowns. Depreciation expense from continuing operations was $13.4 million, $19.2 million and $26.5 million in 2004, 2003 and 2002, respectively. Amortization expense from continuing operations, which related to intangible assets, was $605,000, $48,000 and $0 during 2004, 2003 and 2002, respectively. Non-cash writedowns from continuing operations consisted of $1.2 million, $6.8 million and $27.4 million during 2004, 2003 and 2002, respectively, primarily related to costs associated with fixed assets no longer actively being used and impaired strategic investments.

Purchases, net of proceeds, from strategic investments and acquisitions related to our continuing operations were $11.5 million, $14.0 million and $(1.3 million) during 2004, 2003 and 2002, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment in the Deephaven Funds increased by $17.7 million, $48.9 million and $97.8 million during 2004, 2003 and 2002, respectively. Additionally, on January 1, 2005, we invested an additional $100.0 million in the Deephaven Funds.

Capital expenditures related to continuing operations were $40.1 million, $6.3 million and $9.6 million during 2004, 2003 and 2002, respectively. Capital expenditures in 2004 primarily represented purchases of leaseholds and other fixed assets related to the build out of our new headquarters at 545 Washington Boulevard in Jersey City, NJ. We anticipate moving our Jersey City, NJ offices into our leased office space at 545 Washington Boulevard by the end of 2005. Currently, we estimate that we will spend approximately an additional $18 million related to this move, the majority of which will be for leasehold improvements that will be amortized over the remaining life of the lease, which ends in October 2021.

At its August 8, 2004 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $110 million, to $250 million. The Company repurchased 7.3 million shares during 2004 for a total cost of $76.2 million under this program. Through December 31, 2004, the Company had repurchased 21.7 million shares for $150.8 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 113.3 million shares of common stock outstanding as of December 31, 2004.

As registered broker-dealers, Knight Equity Markets, L.P. (“KEM”) and Knight Capital Markets LLC (“KCM”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM and KCM, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Additionally, Knight Equity Markets International Ltd. (“KEMIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. The following table sets forth the net capital levels and requirements for the following significant broker-dealer subsidiaries at December 31, 2004 (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KEM	$129.2	$6.9	$122.3
KCM	36.9	4.0	32.9
KEMIL	10.5	7.9	2.6

We have no long-term debt at December 31, 2004 nor do we currently have any material long-term debt commitments for 2005. We currently anticipate that available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of December 31, 2004 are summarized below (in millions):

	Payments due in:
	2005	2006-2007	2008-2009	2010-Thereafter through Sept 30, 2021	Total
Operating Lease Obligations[1]	$14.6	$20.4	$18.2	$108.5	$161.7
Other Obligations[1]	15.9	15.7	—	—	31.6

Total	$30.5	$36.1	$18.2	$108.5	$193.3

1  -  See Footnote 12 to the Consolidated Financial Statements

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

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

Discontinued Operations

As of the close of business on December 9, 2004, the Company sold substantially all of the assets and certain of the liabilities that comprise the Derivatives Markets business operated by Knight Financial Products LLC and Knight Execution Partners LLC to Citigroup for approximately $237 million in cash, subject to an adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The decision to sell the Derivative Markets business was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. The net income (loss) included in our Income (loss) from discontinued operations on the Consolidated Statements of Operations, excluding the gain on the sale in 2004 of $80.0 million, net of taxes, were approximately $21.0 million, ($10.9) million and $1.0 million for the years ended 2004, 2003 and 2002, respectively.

Due to changes in market structure, the withdrawal of Nasdaq Japan, poor market conditions and limited market making opportunities in Japan, Knight Securities Japan’s (“KSJ”) original business plan was significantly impaired and its operations ceased on May 2, 2003. After the cessation of trading, the Company and Nikko Cordial Group liquidated KSJ. The losses, net of tax, included in Loss from discontinued operations on the Consolidated Statements of Operations were approximately $2.1 million and $5.9 million for the years ended 2003 and 2002, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 146 Accounting for Costs Associated with Exit or Disposal Activities (which requires the accrual of future costs to be made using a discounted cash flow analysis for lease losses initiated after such date), and costs related to the excess capacity are accrued. In accordance with this policy, during 2004, we incurred an additional $2.6 million of lease loss expense that is included on the Consolidated Statements of Operations in the Writedown of assets and lease loss accrual line item. The majority of the lease loss accrual is related to our lease at 545 Washington Boulevard in Jersey City, New Jersey, of approximately 266,000 square feet, which is largely unoccupied. The Company engaged a real estate broker in order to sub-lease approximately 78,000 square feet based on an assessment of our real estate needs. The analysis of our accrual was derived from assumptions and estimates based on lease terms of the anticipated sub-lease agreements, which assumed a sub-lease would have commenced in the middle of 2005, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis, or when an event occurs or circumstances change that signify the existence of impairment.

Our Goodwill related to continuing operations of $19.2 million as of December 31, 2004 is related to the purchase of our listed equities market maker, KCM, the business of Donaldson and the purchase of the shares of the minority investors in Knight Roundtable Europe Limited, our subsidiary that owns KEMIL. During our annual tests for impairment done in the second quarter of 2004, it was determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Our Intangible assets related to continuing operations of $11.5 million as of December 31, 2004 is attributable to our Equity Markets business segment. The balance is primarily related to our acquisition of the business of Donaldson. These assets are being amortized on a straight-line basis over their useful lives, which have been determined to range from five to thirty years. During our annual test for impairment done in the second quarter of 2004, it was determined that there was no impairment to these intangible assets.

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. Investments that are classified as available-for-sale, which include our investments in Nasdaq and the International Securities Exchange, are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, within Additional paid-in capital on the Consolidated Statements of Financial Condition. The fair value of investments for which a quoted market or dealer price is not available for the size of our investment is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments are reviewed on an ongoing basis.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Asset Management Fees—The Company earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds or the net asset value at the time each investor made his purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds. If Deephaven’s Market Neutral Fund, which contains the majority of the assets under management, recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis. As such, the Incentive Allocation Fee may be negative for certain periods, but not lower than zero on a year-to-date basis.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued a FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. In October 2003, the FASB deferred the effective date of FIN No. 46 for pre-existing VIEs to no later than February 2004. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which incorporated the October 2003 deferral provisions and clarified and revised the accounting guidance for VIEs. As the Company does not have any VIEs, the adoption of this statement had no effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for derivative contracts entered into after June 30, 2003. The adoption of this Statement did not have a material impact on our financial statements.

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

In December 2004, the FASB issued a revision to SFAS No. 123 Accounting for Stock-Based Compensation, SFAS No. 123-R, Share-Based Payment. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services. SFAS No. 123-R eliminates the intrinsic value method under Accounting Principles Board No. 25 as an alternative method of accounting for stock-based awards. Additionally SFAS No. 123-R clarifies SFAS No. 123’s guidance in several areas including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. This statement is effective for the first interim period that begins after June 15, 2005. The Company plans on adopting the provisions of this statement for its third quarter of 2005 and is currently evaluating the effect of adoption of the statement, but does not expect adoption to have a material effect on our financial condition, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

For working capital purposes, we invest in money market funds, commercial paper and government securities or maintain interest-bearing balances in our trading accounts with clearing brokers, which are classified as cash and cash equivalents and receivable from clearing brokers, respectively, in the Consolidated Statements of Financial Condition. These other amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily, and are not material to the Company’s overall cash position.

In Equity Markets, we employ automated proprietary trading and position management systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at December 31, 2004 and 2003 was $245.5 million and $190.0 million, respectively, in long positions and $221.4 million and $173.1 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $2.4 million loss and a $1.7 million loss as of December 31, 2004 and 2003, respectively, due to the offset of losses in long positions with gains in short positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities from our OTC and listed market-making business) (in millions).

	2004		2003		2002
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$525.8	$27.9	$336.4	$9.1	$257.7	$16.3
Highest month-end	627.5	74.5	485.1	32.4	374.5	46.0
Lowest month-end	411.4	1.2	200.2	(32.1)	211.9	2.4

As of December 31, 2004, we had a $215.3 million corporate investment in the Deephaven Funds, $194.0 million of which was invested in the Market Neutral Fund. In addition, we invested an additional $100 million in the Market Neutral Fund on January 1, 2005. The general objective of market neutral investment strategies is to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event arbitrage, relative value equity, distressed debt and private placements in public companies. Because the primary basis of the Deephaven Funds’ market neutral strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading strategies also involve other substantial risks such as the disruption in historical pricing relationships and the risk of a tightening of dealer credit, forcing the premature liquidation of positions. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

The Deephaven Funds employ automated proprietary trading and position management systems that provide position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by management and an independent risk control function, as are individual and aggregate dollar and inventory position totals and profits and losses by strategy. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries. There can be no assurances that the Deephaven Funds’ strategy will be successful in achieving either its risk control or its profit objectives.

Consolidated Quarterly Results (unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2004 and 2003, respectively. In the opinion of our management, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(in thousands)
REVENUES
Net trading revenue	$53,122	$35,907	$61,235	$100,728	$82,824	$86,070	$74,738	$47,305
Commissions and fees	72,206	58,599	68,569	76,638	54,827	41,788	38,288	28,244
Asset management fees	48,814	6,805	8,107	13,932	20,917	12,994	9,766	14,226
Interest and dividends, net	1,819	1,199	772	858	1,113	926	782	837
Investment income and other	9,618	(692)	1,354	6,164	10,978	7,577	4,392	7,317

Total revenues	185,579	101,818	140,037	198,320	170,659	149,355	127,966	97,929

EXPENSES
Employee compensation and benefits	76,086	50,109	53,250	65,104	56,363	58,283	48,355	43,860
Execution and clearance fees	23,301	22,043	28,682	37,762	31,980	25,682	24,042	20,954
Payments for order flow	9,215	4,555	9,843	13,018	10,175	9,453	7,016	5,534
Soft dollar and commission recapture expense	15,796	14,309	14,237	15,776	6,247	1,463	1,608	667
Communications and data processing	7,313	7,867	6,963	6,754	6,655	6,408	7,042	7,886
Depreciation and amortization	3,325	3,338	3,511	3,871	4,181	4,378	4,999	5,643
Occupancy and equipment rentals	3,781	3,982	4,401	4,435	4,169	4,101	4,543	4,079
Professional fees	3,357	4,258	3,951	3,353	1,980	1,657	3,646	3,710
Business development	2,347	2,054	1,825	2,043	2,190	1,342	1,767	1,861
Writedown of assets and lease loss accrual	312	874	2,624	—	(205)	—	—	16,713
Regulatory charges and related matters	142	—	79,200	—	—	—	—	—
Other	2,725	(820)	2,190	2,750	4,118	3,165	1,674	2,196

Total expenses	147,700	112,569	210,677	154,866	127,853	115,932	104,692	113,103

Income (loss) from continuing operations before income taxes	37,879	(10,751)	(70,640)	43,454	42,806	33,423	23,274	(15,174)
Income tax expense (benefit)	15,284	(4,281)	(19,059)	17,507	16,475	13,622	9,307	(6,631)

Net income (loss) from continuing operations	22,595	(6,470)	(51,581)	25,947	26,331	19,801	13,967	(8,543)
Income from discontinued operations, net of tax	85,954	5,344	3,737	5,868	(16,364)	3,802	824	(1,291)

Net (loss) income	$108,549	$(1,126)	$(47,844)	$31,815	$9,967	$23,603	$14,791	$(9,834)

Earnings per share from continuing operations	$0.20	$(0.06)	$(0.46)	$0.21	$0.22	$0.17	$0.12	$(0.07)

Earnings per share from discontinued operations	$0.74	$0.05	$0.03	$0.05	$(0.14)	$0.03	$0.01	$(0.01)

Earnings per share	$0.94	$(0.01)	$(0.42)	$0.26	$0.08	$0.20	$0.13	$(0.09)

(*)	Certain prior quarter amounts have been reclassified to conform to current year presentation.

Item 8.    Financial Statements and Supplementary Data

KNIGHT TRADING GROUP, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Knight Trading Group Inc.’s (“Knight”) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Knight;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of Knight; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Knight’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, Knight’s management has concluded that, as of December 31, 2004, internal control over financial reporting is effective.

Knight management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Knight Trading Group, Inc.

We have completed an integrated audit of Knight Trading Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knight Trading Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 47, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

New York, New York

March 15, 2005

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$445,539,282	$249,997,693
Securities owned, held at clearing brokers, at market value	254,473,209	201,238,570
Receivable from brokers and dealers	244,881,065	205,019,632
Receivable from discontinued operations	—	43,529,819
Investment in Deephaven sponsored funds	215,329,959	197,605,068
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $99,856,436 in 2004 and $88,947,120 in 2003	54,024,186	28,741,113
Strategic investments	29,266,796	20,496,876
Goodwill	19,182,248	16,665,074
Intangible assets, less accumulated amortization of $653,472 in 2004 and $48,000 in 2003	11,546,528	11,952,000
Assets within discontinued operations	—	2,938,222,972
Other assets	117,305,578	87,879,509

Total assets	$1,391,548,851	$4,001,348,326

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$221,420,569	$173,118,793
Payable to brokers and dealers	88,480,788	26,813,012
Accrued compensation expense	123,664,383	94,224,406
Liabilities within discontinued operations	—	2,851,696,563
Accrued expenses and other liabilities	103,485,220	65,363,774

Total liabilities	537,050,960	3,211,216,548

Commitments and contingent liabilities (Notes 12 and 18)

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 133,965,513 shares issued and 113,295,191 shares outstanding at December 31, 2004 and 128,187,060 shares issued and 115,110,555 shares outstanding at December 31, 2003	1,339,655	1,281,871
Additional paid-in capital	427,451,712	370,897,405
Retained earnings	590,448,783	499,056,756
Treasury stock, at cost; 20,670,322 shares at December 31, 2004 and 2004 and 13,076,505 shares at December 31, 2003	(147,636,413)	(68,795,258)
Unamortized stock-based compensation	(17,105,846)	(12,308,996)

Total stockholders’ equity	854,497,891	790,131,778

Total liabilities and stockholders’ equity	$1,391,548,851	$4,001,348,326

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2004	2003	2002
Revenues
Net trading revenue	$250,992,997	$290,937,517	$269,323,042
Commissions and fees	276,010,852	163,147,122	75,599,328
Asset management fees	77,658,193	57,903,057	34,510,111
Interest and dividends, net	4,647,059	3,657,050	5,356,950
Investment income and other	16,441,253	30,264,016	13,199,010

Total revenues	625,750,354	545,908,762	397,988,441

Expenses
Employee compensation and benefits	244,549,546	206,860,453	169,044,065
Execution and clearance fees	111,787,940	102,658,908	85,917,235
Soft dollar and commission recapture expense	60,117,556	9,985,651	7,372,037
Payments for order flow	36,632,317	32,178,913	36,306,418
Communications and data processing	28,896,451	27,991,441	31,077,207
Depreciation and amortization	14,045,623	19,201,293	26,488,123
Occupancy and equipment rentals	16,599,072	16,892,380	21,671,223
Professional fees	14,914,772	10,993,116	16,383,570
Business development	8,268,973	7,159,726	6,852,300
International charges	—	—	31,220,875
Writedown of assets and lease loss accrual	3,810,453	16,507,981	15,422,860
Regulatory charges and related matters	79,341,732	—	—
Other	6,844,285	11,151,856	13,769,972

Total expenses	625,808,720	461,581,718	461,525,885

(Loss) income from continuing operations before income taxes	(58,366)	84,327,044	(63,537,444)
Income tax expense (benefit)	9,453,398	32,785,722	(20,081,374)

(Loss) income before minority interest and discontinued operations	(9,511,764)	51,541,322	(43,456,070)
Minority interest in losses of consolidated subsidiaries	—	—	5,100,497

Net (loss) income from continuing operations	(9,511,764)	51,541,322	(38,355,573)
Income (loss) from discontinued operations, net of tax	100,903,791	(13,016,202)	(4,886,091)

Net income (loss)	$91,392,027	$38,525,120	$(43,241,664)

Basic earnings per share from continuing operations	$(0.08)	$0.46	$(0.32)

Diluted earnings per share from continuing operations	$(0.08)	$0.44	$(0.32)

Basic earnings per share from discontinued operations	$0.90	$(0.12)	$(0.04)

Diluted earnings per share from discontinued operations	$0.86	$(0.11)	$(0.04)

Basic earnings per share	$0.81	$0.34	$(0.36)

Diluted earnings per share	$0.78	$0.33	$(0.36)

Shares used in basic earnings per share	112,423,158	112,023,419	120,771,786

Shares used in diluted earnings per share	117,636,085	117,749,743	120,771,786

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2003 and 2004

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Unamortized Stock-based Compensation	Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	124,158,570	$1,241,586	—	$—	$335,796,119	$504,472,861	$(672,763)	$(6,581,379)	$834,256,424

Net Loss	—	—	—	—	—	(43,241,664)	—	—	(43,241,664)
Translation adjustment arising during period, net of taxes	—	—	—	—	—	—	—	3,212,494	3,212,494

Total comprehensive income						(43,241,664)		3,212,494	(40,029,170)
Common stock repurchased	—		(7,975,723)	(41,237,968)	—	—	—	—	(41,237,968)
Stock options exercised	57,250	573	—	—	410,615	—	—	—	411,188
Income tax benefit—stock awards exercised	—	—	—	—	98,645	—	—	—	98,645
Stock based compensation	489,467	4,894	1,128,256	5,814,676	2,967,013	(690,197)	(6,118,770)	—	1,977,616
Change in ownership of minority investors	—	—	—	—	939,034	—	—	—	939,034

Balance, December 31, 2002	124,705,287	1,247,053	(6,847,467)	(35,423,292)	340,211,426	460,541,000	(6,791,533)	(3,368,885)	756,415,769

Net Income, less loss on translation adjustment	—	—	—	—	—	41,894,005	—	—	41,894,005
Loss recognized on translation adjustment, net of taxes	—	—	—	—	—	(3,368,885)	—	3,368,885	—

Total comprehensive income						38,525,120		3,368,885	41,894,005
Common stock repurchased	—	—	(6,413,521)	(34,297,186)	—	—	—	—	(34,297,186)
Stock options exercised	2,598,861	25,989	—	—	14,977,298	—	—	—	15,003,287
Income tax benefit—stock awards exercised	—	—	—	—	7,433,289	—	—	—	7,433,289
Stock based compensation	882,912	8,829	184,483	925,220	8,275,392	(9,364)	(5,517,463)	—	3,682,614

Balance, December 31, 2003	128,187,060	1,281,871	(13,076,505)	(68,795,258)	370,897,405	499,056,756	(12,308,996)	—	790,131,778

Net Income	—	—	—	—	—	91,392,027	—	—	91,392,027
Common stock repurchased	—	—	(7,344,500)	(78,841,155)	—	—	—	—	(78,841,155)
Stock options exercised	4,527,202	45,272	—	—	27,163,276	—	—	—	27,208,548
Income tax benefit—stock awards exercised	—	—	—	—	11,392,768	—	—	—	11,392,768
Stock based compensation	1,251,251	12,512	(249,317)	—	17,998,263	—	(4,796,850)	—	13,213,925

Balance, December 31, 2004	133,965,513	$1,339,655	(20,670,322)	$(147,636,413)	$427,451,712	$590,448,783	$(17,105,846)	$—	$854,497,891

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$91,392,027	$38,525,120	$(43,241,664)
Income (loss) from discontinued operations, net of taxes	100,903,791	(13,016,202)	(4,886,091)

(Loss) income from continuing operations, net of taxes	(9,511,764)	51,541,322	(38,355,573)

Adjustments to reconcile (loss) income from continuing operations, net of taxes to net cash provided by operating activities
Depreciation and amortization	14,045,623	19,201,293	26,488,123
Income tax benefit on stock awards exercised	11,392,768	7,433,289	98,645
Stock based compensation	10,003,722	2,787,656	1,977,618
Deferred income taxes	(8,314,351)	(1,272,126)	(3,614,441)
Writedown of assets and lease loss accrual	3,810,453	16,507,981	15,422,860
International charges	—	—	31,220,875
Minority interest in losses of consolidated subsidiaries	—	—	(5,100,496)
(Increase) decrease in operating assets
Securities owned	(53,234,639)	(57,861,893)	273,713,668
Receivable from brokers and dealers	(39,861,433)	(142,691,409)	254,262,595
Receivable from discontinued operations	43,529,819	34,519,958	(34,467,466)
Other assets	(11,535,788)	16,042,436	(46,398,279)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	48,301,776	88,403,414	(259,192,739)
Payable to brokers and dealers	61,667,776	(2,121,212)	(169,653,917)
Accrued compensation expense	29,029,978	43,755,914	732,751
Accrued expenses and other liabilities	(13,206,974)	3,656,391	(5,926,875)

Net cash provided by operating activities	86,116,966	79,903,014	41,207,349

Cash flows from investing activities
Proceeds from sale of Derivative Markets business	230,380,605	—	—
Purchases of fixed assets and leasehold improvements	(40,115,585)	(6,282,808)	(9,611,184)
Investment in Deephaven sponsored funds	(17,724,890)	(48,917,063)	(97,768,807)
Purchases, net of proceeds, from strategic investments	(8,967,094)	(2,604,114)	1,324,993
Purchase of business, net of cash acquired	—	(11,373,570)	—

Net cash provided by (used in) investing activities	163,573,036	(69,177,555)	(106,054,998)

Cash flows from financing activities
Stock options exercised	27,192,742	14,865,537	411,188
Cost of common stock repurchased	(78,841,155)	(34,297,186)	(41,237,968)
Purchase of shares from minority investors in Knight Roundtable Europe Limited	(2,500,000)	—	—

Net cash used in financing activities	(54,148,413)	(19,431,649)	(40,826,780)

Increase (decrease) in cash and cash equivalents	195,541,589	(8,706,190)	(105,674,429)
Net cash provided by (used in) discontinued operations	—	22,074,708	(2,249,266)
Cash and cash equivalents at beginning of the year	249,997,693	236,629,175	344,552,870

Cash and cash equivalents at end of the year	$445,539,282	$249,997,693	$236,629,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$339,231	$123,893	$242,671

Cash paid for income taxes	$26,917,732	$21,391,344	$12,379,867

Supplemental disclosure of noncash investing activities
Goodwill		$869,583
Intangible assets		11,300,000
Other assets		5,714,261
Receivable from brokers and dealers		6,497,124
Accrued compensation expense		(2,280,533)
Other net liabilities		(10,726,865)

Cash paid for purchase of business, net of cash acquired		$11,373,570

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of the Business

Knight Trading Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Equity Markets and Asset Management, and a Corporate segment. The Company’s operating business segments from continuing operations comprise the following operating subsidiaries:

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment manager and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Deephaven also has a U.K. registered broker-dealer subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K.

Equity Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). Additionally, in December 2003, KEM acquired the business of Donaldson & Co., Incorporated (“Donaldson”), a firm that offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”), the National Stock Exchange and the Pacific Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for European institutional and broker-dealer clients in U.S. and European equities. KEMIL is regulated by the FSA and is a member of the London Stock Exchange.

For segment reporting purposes, corporate overhead expenses, which primarily consists of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, investor and public relations expenses and directors’ and officers’ insurance, and investment income earned on strategic investments and the corporate investment in the Deephaven Funds are included within the Corporate business segment.

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products Inc. (“Citigroup”) for approximately $237 million in cash as of the close of business on December 9, 2004. The final purchase price is subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. In accordance with generally accepted accounting principles (“GAAP”), the results of the Derivative Markets segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 10 “Discontinued Operations.”

2.     Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Market-making activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. In 2004, the Company changed its classification of certain transaction-related regulatory fees. These fees are now included within Execution and clearance fees. In prior periods, these fees were netted within Net trading revenue. The transaction-related regulatory fees were $18.3 million, $23.0 million and $13.9 million in 2004, 2003 and 2002, respectively. The Company also changed the classification of revenues from transactions that generate commission equivalents from inclusion in Net trading revenues to inclusion in Commissions and fees as commission equivalents are similar in nature to commissions on agency transactions. Commission equivalents for 2004, 2003 and 2002 were $140.2 million, $116.8 million and $50.4 million, respectively. As a result of these changes, prior period amounts have been reclassified to conform to current period presentation.

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

Asset management fees

The Company earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds or the net asset value at the time each investor made a purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds. If Deephaven’s Market Neutral Master Fund, which contains the majority of assets under management, recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis. As such, the Incentive Allocation Fee may be negative for certain periods, but not lower than zero on a year-to-date basis.

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

Accounting for derivatives

The Company’s derivative financial instruments, primarily comprising listed options and futures, are all held for trading purposes and are carried at market value. These financial instruments primarily related to the Company’s Derivative Markets business and are included in Assets and Liabilities within Discontinued Operations on the Consolidated Statements of Financial Condition.

Goodwill and Intangible Assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with an indefinite useful life no longer be amortized, but instead, be tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. Other intangible assets are amortized on a straight line basis over their useful lives.

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. Investments that are classified as available-for-sale, which include the Company’s investments in Nasdaq and the International Securities Exchange (“ISE”), are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, within Additional paid-in capital on the Consolidated Statements of Financial Condition. The fair value of investments for which a quoted market or dealer price is not available for the size of the Company’s investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments are reviewed by management on an ongoing basis.

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

Foreign currencies

The functional currency of the Company’s consolidated foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment income and other on the Company’s Consolidated Statements of Operations. Prior to its liquidation, Knight Securities Japan’s (“KSJ”) functional currency was the Japanese yen. The foreign exchange gains and losses resulting from the translation of the financial statements of KSJ were included within a separate component of Stockholders’

equity until KSJ’s liquidation. As discussed in Footnote 10 “Discontinued Operations,” in the second quarter of 2003, KSJ ceased its operations, and its results, including the effects of translation, are included with Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.

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

Income taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Deferred tax assets and liabilities are included in Other assets and Accrued expenses and other liabilities, respectively on the Consolidated Statements of Financial Condition.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, all of the assets and liabilities within a separate business segment or reporting unit that has been disposed of through closure or sale, or is classified as held for sale, are disclosed separately as Assets or Liabilities within discontinued operations on the Statements of Financial Condition for all periods presented. The assets and liabilities are deemed to be held for sale upon management’s approval and commitment to a plan to dispose of or sell the business segment or reporting unit. Also, the revenues and expenses associated with these business segments or reporting units are included within Income (loss) from discontinued operations, net of tax, on the Statements of Operations for all periods presented. Additionally, in accordance with the provisions of SFAS 144, the Company ceases amortizing long-lived assets while they are classified as held for sale.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share amounts for the years ended December 31, 2004, 2003 and 2002, respectively, would have been as follows (in millions, except per share data):

	2004	2003	2002
Net income (loss), as reported	$91.4	$38.5	$(43.2)
Pro forma compensation expense determined under fair value based method, net of tax	(6.7)	(9.4)	(12.6)
Pro forma net income (loss)	84.7	29.1	(55.8)
Basic earnings per share, as reported	0.81	0.34	(0.36)
Diluted earnings per share, as reported	0.78	0.33	(0.36)
Pro forma basic earnings per share	0.75	0.26	(0.46)
Pro forma diluted earnings per share	0.72	0.25	(0.46)

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40%	65%	65%
Risk-free interest rate	3.8%	3.0%	3.0%
Expected life (in years)	4	4	4

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	December 31, 2004	December 31, 2003
Securities owned:
Equities	$245.5	$190.0
U.S. government obligations	9.0	11.2

	$254.5	$201.2

Securities sold, not yet purchased:
Equities	$221.4	$173.1

	$221.4	$173.1

4.    Receivable from/Payable to Brokers and Dealers

At December 31, 2004 and 2003, amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	December 31, 2004	December 31, 2003
Receivable:
Clearing brokers	$141.0	$180.9
Securities failed to deliver	64.5	19.5
Securities borrowed	35.0	1.5
Other	4.4	3.0

	$244.9	$205.0

Payable:
Clearing brokers	$47.7	$15.0
Securities failed to receive	40.7	11.6
Other	0.1	0.1

	$88.5	$26.8

In 2004, the Company established a full reserve of $6.5 million against a receivable from a trading counterparty related to a trading dispute. This dispute is now the subject of an NASD arbitration claim filed by KEM, as well as a declaratory judgment action by a customer of the counterparty.

5.    Goodwill and Intangible Assets

The Company adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. This statement established new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to, a business combination. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer being amortized, but are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value.

In June 2004, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. The goodwill balance of $19.2 million at December 31, 2004, related to the Equity Markets segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. In the first half of 2004, the Company acquired all of the ownership interests of the minority owners of Knight Roundtable Europe Limited (“KREL”) (which is the Company’s subsidiary that owns KEMIL) for $2.5 million, which was recorded as goodwill and is attributable to the Equity Markets business segment.

At December 31, 2004, the Company had intangible assets, net of accumulated amortization, of $11.5 million, all included within the Equity Markets business segment. Substantially all of the intangible assets, net of accumulated amortization, of $11.4 million, resulted from the purchase of the business of Donaldson and primarily represent customer relationships. The carrying value of these intangible assets is being amortized over the remaining useful lives, which have been determined to range from five to thirty years.

In 2004, the Company recorded amortization expense from continuing operations, related to its intangible assets of $605,000. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $620,000 for the next four years and $558,000 in the fifth year.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization, from continuing operations, for 2003 and 2004 (in millions):

	Equity Markets
	Goodwill	Intangible Assets
Balance at January 1, 2003	$13.1	$—

Purchase of Donaldson	3.6	12.0

Amortization expense	—	(0.0)

Balance at December 31, 2003	16.7	12.0

Purchase of shares from minority investors in KREL and other intangibles	2.5	0.2

Amortization expense	—	(0.6)

Balance at December 31, 2004	$19.2	$11.5

6.    Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.6 billion of assets under management in the Deephaven Funds as of December 31, 2004, the Company had an investment of $215.3 million. On January 1, 2005, the Company invested an additional $100 million into the Deephaven Funds. Additionally, Other assets on the Consolidated Statements of Financial Condition at December 31, 2004 and December 31, 2003 included $19.9 million and $3.5 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition, certain officers, directors and employees of the Company had direct investments of approximately $5.2 million in the Deephaven Funds, in the aggregate, as of December 31, 2004.

Strategic investments, which primarily include the Company’s investments in Nasdaq and the ISE, are reviewed on an ongoing basis to ensure that the fair values of the investment have not been impaired. In accordance with this policy, the Company wrote down its investment in Nasdaq, to fair value, resulting in an impairment charge of $6.8 million in the first quarter of 2003.

7.    Significant Clients

The Company considers significant clients to be clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. One customer accounted for approximately 11.8% of the Company’s U.S. equity dollar value traded. Payments for order flow to this firm for U.S. equity order flow amounted to $19.8 million during 2004.

The Company’s corporate investment in the Deephaven Funds of $215.3 million accounted for 6.0% of total assets under management as of December 31, 2004. One institutional investor accounted for more than 10% of the Deephaven Funds’ assets under management, with 13.2% as of December 31, 2004.

8.    International Charges

No charges related to continuing international operations were incurred during 2004 and 2003. During 2002, the Company incurred charges of $31.2 million related to its continuing international businesses primarily due to the reduction of its European operations including the closure of its European market-making operations. The charges consisted of $13.1 million related to the writedown of our investments in Nasdaq Europe, $7.4 million related to the writedown of fixed assets that are no longer actively used, $6.4 million related to contract settlements and terminations, $4.2 million related to the writedown of excess real estate capacity and $0.1 million related to other charges.

9.    Writedown of Assets and Lease Loss Accrual

Writedown of assets and lease loss accrual from continuing operations during 2004, 2003 and 2002 were $3.8 million, $16.5 million, and $15.4 million, respectively. The charges in 2004 consist of $3.8 million of costs associated with excess real estate capacity.

The charges in 2003 primarily consist of $9.6 million of lease loss accruals related to costs associated with excess real estate capacity, primarily in Jersey City, NJ and $6.8 million related to the writedown of our strategic investment in Nasdaq to fair value.

The charges in 2002 consist of $8.9 million related to costs associated with excess real estate capacity, $3.6 million related to the writedown of fixed assets that are no longer actively used and $2.9 million related to the writedown of impaired strategic investments to fair value.

10.    Discontinued Operations

Derivative Markets

The Company completed the sale of its Derivative Markets business to Citigroup for approximately $237 million in cash as of the close of business on December 9, 2004. The final purchase price is subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The decision to sell the Derivative Markets business was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy.

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, all of the assets and liabilities within Derivative Markets designated as “held for sale” are disclosed separately as Assets or Liabilities within discontinued operations on the Statements of Financial Condition for 2003. Additionally, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. For the year ended December 31, 2004, the net gain on the sale of the Derivative Markets business of $80.0 million is included in Income (loss) from discontinued operations, net of tax.

Equity Markets—Knight Securities Japan

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

The revenues and results of operations of the discontinued operations for 2004, 2003, and 2002 are summarized as follows (in millions):

2004
Derivative Markets
Revenues	$176.8

Pre-tax income from discontinued operations, before sale of business	35.5
Pre-tax gain on sale of Derivative Markets business, net of transaction related costs	128.5

Pre-tax income from discontinued operations	164.0
Income tax expense	63.1

Income from discontinued operations, net of tax	$100.9

	2003
	Derivative Markets	Equity Markets (KSJ)	Total
Revenues	$147.1	$0.9	$148.1

Pre-tax (loss) from discontinued operations before minority interest	(17.4)	(16.1)	(33.6)
Minority interest in losses of KSJ	—	6.5	6.5

Pre-tax (loss) from discontinued operations	(17.4)	(9.7)	(27.1)
Income tax (benefit)	(6.5)	(7.6)	(14.1)

(Loss) from discontinued operations, net of tax	$(10.9)	$(2.1)	$(13.0)

	2002
	Derivative Markets	Equity Markets (KSJ)	Total
Revenues	$139.5	$4.5	$144.0

Pre-tax (loss) from discontinued operations before minority interest	(0.4)	(9.9)	(10.3)
Minority interest in losses of KSJ	—	3.9	3.9

Pre-tax (loss) from discontinued operations	(0.4)	(5.9)	(6.3)
Income tax (benefit)	(1.4)	—	(1.4)

Income (loss) from discontinued operations, net of tax	$1.0	$(5.9)	$(4.9)

The Loss from discontinued operations, net of tax for 2003 includes $7.6 million in income tax benefits related to cumulative losses at KSJ. As tax benefits could not be recognized until there were offsetting profits or the commencement of the liquidation process, no tax benefit had previously been accrued. Additionally, included in the loss from the Derivative Markets business in 2003 is $18.5 million, net of tax, in charges primarily related to the impairment of intangible assets.

The Consolidated Statements of Financial Condition include Assets within discontinued operations and Liabilities within discontinued operations. The net balance of these items represents the adjusted book value of the discontinued operations in accordance with the sale of the Derivative Markets business. The major asset and liability classes included within these categories at December 31, 2003 are as follows (in millions):

December 31, 2003
Cash and cash equivalents	$12.2

Securities owned, held at clearing brokers, at market value	2,823.9
Receivable from brokers and dealers	64.8
Other assets	37.3

Total assets within discontinued operations	$2,938.2

Securities sold, not yet purchased	$2,485.0
Payable to Knight Trading Group	43.5
Accrued compensation expense	22.4
Payable to brokers and dealers	286.9
Accrued expenses and other liabilities	13.8

Total liabilities within discontinued operations	$2,851.7

11.    Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following (in millions):

	Depreciation Period	December 31,
		2004	2003
Computer hardware and software	3 years	$90.1	$80.2
Leasehold improvements	Life of Lease	45.5	16.8
Telephone systems	5 years	7.6	5.6
Furniture and fixtures	7 years	7.0	5.9
Trading systems	5 years	1.8	1.8
Equipment	5 years	1.8	7.4

		153.9	117.7
Less—Accumulated depreciation and amortization		99.9	88.9

		$54.0	$28.7

12.    Commitments and Contingent Liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition, operating results or liquidity of the Company although they might be material to operating results for any particular period, depending, in part, upon operating results for that period.

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense, from continuing operations, under the office leases was $9.8 million, $9.5 million and $13.0 million in 2004, 2003 and 2002, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of December 31, 2004, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Operating Leases	Other Obligations	Total
Year ending December 31, 2005	$14.6	$15.9	$30.5
Year ending December 31, 2006	10.6	15.7	26.3
Year ending December 31, 2007	9.8	—	9.8
Year ending December 31, 2008	9.3	—	9.3
Year ending December 31, 2009	8.9	—	8.9
Thereafter through September 30, 2021	108.5	—	108.5

	$161.7	$31.6	$193.3

During the normal course of business, the Company collateralizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of December 31, 2004, the Company has provided a $9.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

The Company entered into long-term employment contracts with the senior management team of Deephaven (the “Deephaven managers”). These employment agreements, which became effective on January 1, 2004, are for three-year terms and include an option for renewal by the Deephaven managers through 2009 under certain circumstances. Pursuant to the terms of a simultaneously executed option agreement between the Company and the Deephaven managers, in the event of a change of control of the Company during the initial three-year employment term, the Deephaven managers would have the option (the “Option”) to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses, which in the aggregate range from 42% to 50% of the pre-tax, pre-profit sharing profits of Deephaven during the term of the agreements, subject to meeting certain annual guaranteed amounts. If a change of control of the Company were to occur, and if the Deephaven managers exercised the Option, the Company would retain a 49% interest in Deephaven. In addition, during the life of the Option, the agreements provide that the Company may not sell Deephaven without the approval of the Deephaven managers.

13.    Regulatory Charges and Related Matters

In March 2004, Knight Securities L.P., (“KSLP,” now known as KEM) received Wells Notices from the staffs of the SEC’s Division of Enforcement and from NASD’s Department of Market Regulation. On July 7, 2004, the Company announced that KSLP had reached an agreement in principle with the staffs of the SEC and NASD to settle the investigations covered by these Wells Notices, which remained subject to the drafting of settlement papers and final approval by the SEC and NASD. On December 16, 2004, the Company announced that KSLP concluded its settlement with the SEC and NASD (collectively the “Settlement”).

The Settlement related to certain institutional trade activity, conduct and supervision that occurred in 1999 through 2001; and books and records, document production and record-keeping deficiencies. The Settlement took the form of administrative orders, in which KSLP neither admitted nor denied the findings. The Settlement resolves the matters for which KSLP received Wells Notices from the staffs of the SEC and NASD but does not address the Wells Notices received by four former employees of KSLP. On March 7, 2005, NASD announced it had charged Kenneth Pasternak, former CEO of KSLP, and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.”

The terms of the Settlement provided that KSLP disgorge $41.1 million in institutional trading profits, and pay approximately $13.2 million in interest and $25.0 million in penalties, for a total of $79.3 million, which is recorded as Regulatory charges and related matters on the Consolidated Statements of Operations. The Company did not record a tax benefit for the $25.0 million penalty. The amount was paid in full in the fourth quarter of 2004.

14.    Earnings per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2004, 2003 and 2002 (in millions, except per share data):

	For the years ended December 31,
	2004		2003		2002
	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares	Numerator/ net (loss)	Denominator/ shares
Income (loss) and shares used in basic calculations	$91.4	112.4	$38.5	112.0	$(43.2)	120.8
Effect of dilutive stock based awards	—	5.2	—	5.7	—	—

Income (loss) and shares used in diluted calculations	$91.4	117.6	$38.5	117.7	$(43.2)	120.8

Basic earnings per share		$0.81		$0.34		$(0.36)

Diluted earnings per share		$0.78		$0.33		$(0.36)

For the year ended December 31, 2002, 1,374,689 shares of common stock equivalents were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the period and the effect of their inclusion would be anti-dilutive.

15.    Employee Benefit Plan

The Company sponsors 401(k) profit sharing plans (the “Plans”) in which substantially all of its employees are eligible to participate. Under the terms of the Plans, the Company is required to make annual contributions to the Plans equal to 100% of the contributions made by its employees, up to certain limits. The total expense, from continuing operations, recognized with respect to the Plans and included in Employee compensation and benefits on the Consolidated Statements of Operations, was as follows (in millions):

For the year ended December 31, 2002	$4.5
For the year ended December 31, 2003	3.1
For the year ended December 31, 2004	3.5

16.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The provision (benefit) for income taxes consists of:

	2004	2003	2002
Current:
U.S. federal	$15,206,032	$28,830,944	$(19,418,669)
U.S. state and local	2,561,717	5,226,905	1,485,156

	17,767,749	34,057,849	(17,933,513)

Deferred:
U.S. federal	(6,336,479)	(622,943)	1,379,950
U.S. state and local	(1,977,872)	(649,183)	(3,527,811)

	(8,314,351)	(1,272,126)	(2,147,861)

Provision (benefit) for income taxes	$9,453,398	$32,785,723	$(20,081,374)

The following table reconciles income tax at the U.S. federal statutory rate to the Company’s income tax expense (benefit):

	2004	2003	2002
Income tax (benefit) at the U.S. federal statutory rate	$(20,430)	$29,514,465	$(22,238,105)
U.S. state and local income tax (benefit), net of U.S. federal income tax effect	379,499	2,951,447	(1,270,749)
Non-U.S. operations	—	—	1,779,048
Nondeductible charges	9,564,961	1,011,925	317,687
Other, net	(470,632)	(692,114)	1,330,745

Income tax (benefit)	$9,453,398	$32,785,723	$(20,081,374)

Included within Nondeductible charges in the chart above is the effect of the $25.0 million penalty related to the regulatory charges described in Footnote 13, for which no tax benefit was recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Deferred tax assets:
Employee compensation and benefit plans	$13,105,246	$4,004,685	$1,251,164
Fixed assets and other amortizable assets	7,548,323	6,371,649	5,522,787
Reserves	8,424,607	9,201,229	7,413,823
Valuation of investments	2,703,355	2,791,714	504,946
State net operating loss carryforwards, net of federal	3,320,831	2,720,220	2,499,216

Total deferred tax assets	35,102,362	25,089,497	17,191,936

Deferred tax liabilities:
Valuation of investments	10,913,634	9,215,120	2,589,685

Total deferred tax liabilities	10,913,634	9,215,120	2,589,685

Net deferred tax assets	$24,188,728	$15,874,377	$14,602,251

At December 31, 2004, the Company had net operating loss carryforwards for state income tax purposes. The estimated amount of such carryforwards ranged by jurisdiction up to approximately $80 million. These state net operating loss carryforwards expire in 2011 and 2012.

17.    Long-Term Incentive Plans

The Company has established the Knight Trading Group, Inc. 1998 Long Term Incentive Plan, the Knight Trading Group, Inc. 1998 Nonemployee Director Stock Option Plan and the Knight Trading Group, Inc. 2003 Equity Incentive Plan (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of the Company. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units (collectively, the “awards”), as defined by the Plans. The maximum number of shares of Class A Common Stock reserved for the grant of options and awards under the Plans is now 37,819,000, subject to adjustment, of which, 8,259,980 are available for grant at December 31, 2004. In addition, the Plans limit the number of options or shares that may be granted to a single individual and the Plans also limit the number of shares of restricted stock that may be awarded. See the table below for a reconciliation of activity of the Plans and awards available for future grants.

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options generally vest over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the agreements. Restricted stock awards generally vest over three years. The Company has the right to fully vest employees in their option grants and awards upon retirement and in certain other circumstances. The following is a reconciliation of option activity for the Plans for 2004 and 2003, and a summary of options outstanding and exercisable at December 31, 2004:

	2004		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding, January 1.	19,525,279	$8.39	23,446,681	$9.67
Granted at market value	2,526,021	10.31	2,587,238	6.99
Exercised	(4,527,202)	6.01	(2,598,861)	5.77
Surrendered.	(736,214)	11.16	(3,909,779)	16.84

Outstanding at December 31.	16,787,884	$9.20	19,525,279	$8.39

Vested at December 31	10,297,784	$10.42	9,938,528	$10.19

Available for future grants at December 31*	8,259,980		11,356,003

Weighted average fair value of grants during the year (at market value, based on Black-Scholes)		$4.57		$4.01

*  -  represents both options and awards available for grant

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding At 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$ 3.64-$4.22	4,204,969	2.59	$4.16	2,294,665	$4.16
$ 4.25-$6.37	4,764,293	2.81	5.61	3,132,890	5.73
$ 6.54-$7.25	2,266,931	2.30	7.23	2,240,265	7.24
$ 7.71-$14.75	3,779,721	7.48	10.40	867,994	10.65
$15.28-$29.72	809,970	2.36	19.49	799,970	19.53
$30.44-$71.38	962,000	4.90	40.31	962,000	40.31

The Company applies APB 25 and related interpretations in accounting for its stock option plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

The Company granted a total of 1,262,071 restricted shares of Class A Common Stock to certain current employees of the Company under the Plans in 2004. At December 31, 2004, the Company had 2,254,412 restricted shares outstanding, in aggregate, both under and outside of the Plans. The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees ratably over the vesting period. The restricted stock requires future service as a condition of the vesting of the underlying shares of common stock. In 2004, the Company recorded compensation expense, from continuing operations, of $9.2 million for its outstanding restricted shares and $768,000 related to the accelerated vesting of employee options. These amounts have been included in Employee compensation and benefits in the Consolidated Statements of Operations. Additionally, the Company recorded $2.6 million of expense related to the vesting of restricted stock and $641,000 related to the accelerated vesting of employee options for employees within the Derivative Markets business segment. These expenses are included in Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations.

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

18.    Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market maker of equities, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker-dealer and institutional counterparties primarily located in the United States. The Company clears the majority of its securities transactions through clearing brokers. Foreign transactions are settled pursuant to a global custody and clearing agreement with a major U.S. bank. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers and the bank (the “clearing agents”). These clearing agents may re-hypothecate certain securities held on behalf of the Company. Additionally, pursuant to the terms of the agreement between the Company and the clearing agents, the clearing agents have the right to charge the Company for all losses that result from a counterparty’s failure to fulfill its contractual obligations. The Company has the ability to pursue collection from or performance with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and all counterparties with which it conducts business.

Securities sold, not yet purchased represent obligations to purchase such securities (or underlying securities) at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

The Company currently has no loans to any former or current executive officers or directors.

19.    Net Capital Requirements

As registered broker-dealers, KEM and KCM are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Additionally, KEMIL is subject to regulatory requirements of the FSA. As of December 31, 2004, the Company was in compliance with its capital adequacy requirements.

The following table sets forth the net capital levels and requirements for the following significant broker-dealer subsidiaries at December 31, 2004 (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KEM	$129.2	$6.9	$122.3
KCM	36.9	4.0	32.9
KEMIL	10.5	7.9	2.6

20.    Business Segments

The Company currently has two operating business segments from continuing operations, Equity Markets and Asset Management, and a Corporate segment. The Equity Markets segment primarily represents market-making in U.S. equities. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Corporate segment includes corporate overhead expenses, which primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, investor and public relations expenses and directors’ and officers’ insurance. The Corporate segment also includes the investment and investment income earned on strategic investments and the Company’s corporate investment in the Deephaven Funds.

In 2004, the Company sold one of its business segments, Derivative Markets. In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, all of the assets and liabilities within Derivative Markets designated as “held for sale” are disclosed separately as Assets or Liabilities within discontinued operations on the Consolidated Statements of Financial Condition for all periods presented. Additionally, the revenues and expenses associated with these businesses have been included within Income from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. For a discussion of discontinued operations as well as a breakout of discontinued operations by business segment, see Footnote 10, “Discontinued Operations.”

Effective in the fourth quarter of 2004, the Company instituted a new segment reporting format to remove from its operating business segments all corporate overhead expenses, investment income earned on strategic investments and the corporate investment in the Deephaven Funds. Prior to this change, corporate overhead expenses and investment income earned on strategic investments were allocated to the operating business segments based upon the Company’s allocation methodologies, generally based on each segment’s respective usage or other appropriate measure. Additionally, prior to the change, the investment income earned on the Deephaven Funds was fully allocated to the Asset Management segment. This change to segment reporting was made in order to better reflect management’s approach to operating and directing the businesses after the sale of the Derivative Markets business segment. Prior period segment data has been restated to conform to the 2004 presentation.

The Company’s revenues, (loss) income from continuing operations before income taxes and minority interest and total assets by segment are summarized below (amounts in millions).

	Equity Markets[1]	Asset Management	Corporate	Eliminations[2]	Consolidated Total
For the year ended December 31, 2004:
Revenues	$531.7	$78.2	$16.6	$(0.7)	$625.8
(Loss) income from continuing operations before income taxes	(12.8)	29.6	(16.9)	—	(0.1)
Total assets[3]	795.4	76.8	519.3	—	1,391.5
For the year ended December 31, 2003:
Revenues	$459.6	$58.4	$28.5	$(0.6)	$545.9
Income (loss) from continuing operations before income taxes	56.0	29.5	(1.2)	—	84.3
Total assets[3]	704.3	57.9	300.9	—	1,063.1
For the year ended December 31, 2002:
Revenues	$348.8	$38.8	$13.3	$(2.9)	$398.0
(Loss) income from continuing operations before income taxes	(50.1)	15.9	(29.3)	—	(63.5)
Total assets[3]	543.8	36.4	258.4	—	838.6

1  -  (Loss) income from continuing operations before income taxes (“Pre-tax income”) for the year ended December 31, 2004 includes $3.8 million in Writedown of assets and lease loss accrual (described in Footnote 9) and $79.3 million in Regulatory charges and related matters (described in Footnote 13). Pre-tax income for December 31, 2003 includes $16.5 million in Writedown of assets and lease loss accrual. Pre-tax income for December 31, 2002 includes $31.2 million and $12.5 million in International charges and Writedown of assets and lease loss accrual, respectively (described in Footnotes 8 and 9, respectively).

2  -  Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.

3  -  Total assets do not include Assets within discontinued operations of $2.94 billion and $2.41 billion at December 31, 2003 and 2002, respectively.

21.    Condensed Financial Statements of Knight Trading Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

Knight Trading Group, Inc. (parent only)

	December 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$207,502,727	$27,478,567
Securities owned, at market value	8,895,742	11,145,841
Investments in subsidiaries, equity method	663,471,746	691,650,064
Investments in Deephaven sponsored funds	59,666,741	36,167,366
Strategic investments	9,682,070	2,757,337
Receivable from subsidiaries	—	45,627,072
Other assets	28,320,343	182,664

Total assets	$977,539,369	$815,008,911

Liabilities and Stockholders’ Equity
Liabilities
Accrued compensation expense	$21,423,293	$13,471,543
Accrued expenses and other liabilities	2,539,649	2,283,450
Payable to subsidiaries	52,964,083	—
Income taxes payable	46,114,453	9,122,140

Total liabilities	123,041,478	24,877,133
Total stockholders’ equity	854,497,891	790,131,778

Total liabilities and stockholders’ equity	$977,539,369	$815,008,911

The accompanying notes are an integral part of these condensed financial statements.

Statements of Operations

Knight Trading Group, Inc. (parent only)

	For the years ended December 31,
	2004	2003	2002
Revenues
Equity earnings (losses) of subsidiaries	$87,783,829	$27,570,951	$(42,382,841)
Corporate management fees	29,445,158	24,432,677	34,240,628
Investment income and other	7,359,866	17,029,237	9,952,197

Total revenues	124,588,853	69,032,865	1,809,984

Expenses
Compensation expense	22,175,453	20,279,738	22,903,028
Professional fees	4,873,597	3,840,406	6,386,355
Business development	2,001,365	2,218,373	3,512,812
International charges	—	—	3,967,264
Other	4,498,769	3,552,477	7,392,619

Total expenses	33,549,184	29,890,994	44,162,078

Income (loss) before income taxes	91,039,669	39,141,871	(42,352,094)
Income tax (benefit) expense	(352,358)	616,751	889,570

Net income (loss)	$91,392,027	$38,525,120	$(43,241,664)

The accompanying notes are an integral part of these condensed financial statements.

Statements of Cash Flows

Knight Trading Group, Inc. (parent only)

	For the year ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$91,392,027	$38,525,120	$(43,241,664)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity earnings of subsidiaries	(87,783,829)	(27,570,951)	42,382,841
Income tax credit from stock options exercised	11,392,768	7,433,289	98,645
Stock based compensation	2,932,288	1,193,725	1,977,616
Amortization	23,333	—	—
International charges	—	—	3,967,264
(Increase) decrease in operating assets
Securities owned	2,250,099	1,723,427	13,535,707
Receivable from subsidiaries	45,627,072	(45,898,322)	31,149,230
Income taxes receivable	—	22,327,416	(22,327,416)
Other assets	(28,144,909)	25,891,868	(3,593,196)
Increase (decrease) in operating liabilities
Accrued compensation expense	7,951,750	2,759,123	(2,055,042)
Accrued expenses and other liabilities	256,199	(418,469)	(856,725)
Payable to subsidiaries	54,370,363	(10,232,621)	10,232,621
Income taxes payable	36,992,313	9,122,140	(1,621,256)

Net cash provided by operating activities	137,259,474	24,855,745	29,648,625

Cash flows from investing activities
Investment in Deephaven sponsored funds	(23,499,375)	112,520,639	(148,688,005)
Purchases, net of proceeds, from strategic investments	(6,924,733)	(532,379)	(2,224,958)
Dividends received from subsidiaries	138,349,426	58,810,327	208,150,242
Capital contributions to subsidiaries	(13,512,219)	(176,141,254)	(29,799,939)

Net cash provided by (used in) investing activities	94,413,099	(5,342,667)	27,437,340

Cash flows from financing activities
Stock options exercised	27,192,742	15,003,287	411,188
Cost of common stock repurchased	(78,841,155)	(34,297,186)	(41,237,968)

Net cash (used in) financing activities	(51,648,413)	(19,293,899)	(40,826,780)

Increase in cash and cash equivalents	180,024,160	219,179	16,259,185
Cash and cash equivalents at beginning of the year	27,478,567	27,259,388	11,000,203

Cash and cash equivalents at end of the year	$207,502,727	$27,478,567	$27,259,388

Supplemental disclosure of cash flow information:
Cash paid for interest	$189,241	$106,353	$242,273

Cash paid for income taxes	$26,917,732	$21,391,344	$12,379,867

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT TRADING GROUP, INC.

(Parent Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    General

The condensed financial statements of Knight Trading Group, Inc. (parent only; the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

B.    Income taxes

As stated in Footnote 16, the Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate state income tax returns. As such, both federal and state income taxes are accrued at the subsidiary level and are included in Equity earnings (losses) of subsidiaries on the Condensed Financial Statements. Income tax expense included on the Condensed Financial Statements represents only the income taxes attributable to the Parent Company.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures. Knight’s management, with the participation of Knight’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Knight’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Knight’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Knight’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Knight’s internal control over financial reporting.

PAR T III —ITEMS 10, 11, 12, 13 and 14

The Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”

(c)  INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
2.1	Agreement and Plan of Merger, dated as of November 17, 1999, by and among KT Holding Company, a Delaware corporation, KT Acquisition I Corp., a Delaware corporation, AH Acquisition I L.L.C., a Delaware limited liability company, Knight/Trimark Group, Inc., a Delaware corporation, Arbitrade Holdings LLC, a Delaware limited liability company, Tarmachan Capital Management, Inc., Tarmachan Capital Co., Deephaven, Inc., Gildor Trading, Inc., Irvin Kessler, Efraim Gildor, Peter Hajas, Merrill Ferguson and Mark Lyons, as amended by Amendment Number One thereto on December 14, 1999 (without exhibits). (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000.)

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
2.2	Asset Purchase Agreement, dated as of August 8, 2004, by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC. (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2004).

2.3	Amendment No. 1 to the Asset Purchase Agreement by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC dated December 9, 2004. (Incorporated herein by reference to Exhibit 2.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), December 15, 2004).

3.1	Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000.)

3.2**	Amended and Restated By-Laws of the Registrant dated January 19, 2005

10.1	Lease Agreement between Newport L.P.-I, Inc. and Knight Securities, L.P. dated December 6, 1994 (the “Knight Lease Agreement”) for office space situated in Newport Office Tower, 525 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.3 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.2	Amendment to the Knight Lease Agreement, dated May 28, 1996. (Incorporated herein by reference to Exhibit 10.4 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.3	Second Amendment to the Knight Lease Agreement, dated September 30, 1997. (Incorporated herein by reference to Exhibit 10.5 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.4	Third Amendment to the Knight Lease Agreement, dated March 18, 1998. (Incorporated herein by reference to Exhibit 10.6 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.5	Lease Agreement between Nestle USA, Inc. and Trimark Securities L.P., dated March 20, 1996, for the office space situated at 100 Manhattanville Road, Purchase, New York 10577. (Incorporated herein by reference to Exhibit 10.7 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.6	License Agreement between Automated Securities Clearance, Ltd. and Knight Securities, L.P., dated April 5th, 1995. (Incorporated herein by reference to Exhibit 10.8 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.7	Master Program Product License Agreement between TCAM Systems, Inc. and Trimark Securities, Inc. dated May 1, 1990. (Incorporated herein by reference to Exhibit 10.9 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.8*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.9*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.10	Form of Contribution Agreement. (Incorporated herein by reference to Exhibit 10.19 to Amendment 6 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on July 6, 1998.)

10.11	Clearing Agreement between Knight Securities, L.P. and Broadcort Capital Corp. (the “Knight Clearing Agreement”), dated September 28, 1999. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999.)

10.12	Amendment to the Knight Clearing Agreement, dated October 18, 1999. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999.)

10.13	Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002.)

10.14	Form of Indemnification Contract entered into by the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.15*	Separation and Release Agreement, dated June 11, 2003, between Anthony M. Sanfilippo and Knight Trading Group, Inc. (Incorporated herein by reference to Exhibit 10.27 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.16*	Amended and Restated 2003 Equity Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.17*	Employment Agreement, dated as of May 30, 2002, between Thomas M. Joyce and Knight Trading Group, Inc. (Incorporated herein by reference to Exhibit 10.01 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2002.)

10.18	U.S. Securities and Exchange Commission Order (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004.)

10.19	NASD Letter of Acceptance, Waiver and Consent (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004.)

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.20**	Option Agreement among Deephaven Holdings, LLC, Deephaven Capital Management, LLC, Knight Trading Group, Inc., KFP Holdings I LLC and Colin Smith, Matthew Halbower and Shailesh Vasundhra, dated October 21, 2003.

21.1**	Subsidiaries of the Registrant as of December 31, 2004.

24.1**	Powers of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 15th day of March, 2005.

KNIGHT TRADING GROUP, INC.

By:	/s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer

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

Name	Title	Date

/s/ THOMAS M. JOYCE Thomas M. Joyce	Chairman of the Board and Chief Executive Officer	March 15, 2005

/s/ JOHN B. HOWARD John B. Howard	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ CHARLES V. DOHERTY Charles V. Doherty	Director	March 15, 2005

/s/ WILLIAM L. BOLSTER William L. Bolster	Director	March 15, 2005

/s/ GARY R. GRIFFITH Gary R. Griffith	Director	March 15, 2005

/s/ ROBERT M. LAZAROWITZ Robert M. Lazarowitz	Director	March 15, 2005

/s/ THOMAS C. LOCKBURNER Thomas C. Lockburner	Director	March 15, 2005

/s/ RODGER O. RINEY Rodger O. Riney	Director	March 15, 2005