Form 10-Q
period 2005-03-31
KNIGHT TRADING GROUP INC
filed 2005-05-10
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

001-14223

Commission File Number

KNIGHT TRADING GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

22-3689303

(I.R.S. Employer Identification Number)

545 Washington Boulevard, Jersey City, NJ 07310

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

At May 9, 2005 the number of shares outstanding of the Registrant’s Class A Common Stock was 107,394,944 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT TRADING GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2005

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2005	2004
REVENUES
Net trading revenue	$37,421,828	$100,727,855
Commissions and fees	70,116,011	76,637,524
Asset management fees	17,880,667	13,932,132
Interest and dividends, net	2,339,800	857,962
Investment income and other	9,798,564	6,163,997

Total revenues	137,556,870	198,319,470

EXPENSES
Employee compensation and benefits	56,857,441	65,103,791
Execution and clearance fees	23,546,783	37,762,298
Soft dollar and commission recapture expense	15,484,575	15,775,915
Payments for order flow	7,404,075	13,018,439
Communications and data processing	7,813,959	6,753,777
Depreciation and amortization	4,250,398	3,870,824
Occupancy and equipment rentals	3,996,041	4,435,070
Professional fees	3,776,416	3,353,024
Business development	1,293,336	2,042,971
Other	2,653,746	2,749,333

Total expenses	127,076,770	154,865,442

Income from continuing operations before income taxes	10,480,100	43,454,028
Income tax expense	4,355,145	17,507,342

Net income from continuing operations	6,124,955	25,946,686
(Loss) income from discontinued operations, net of tax	(265,927)	5,867,771

Net income	$5,859,028	$31,814,457

Basic earnings per share from continuing operations	$0.06	$0.23

Diluted earnings per share from continuing operations	$0.05	$0.21

Basic and diluted earnings per share from discontinued operations	$—	$0.05

Basic earnings per share	$0.05	$0.28

Diluted earnings per share	$0.05	$0.26

Shares used in computation of basic earnings per share	108,858,845	113,473,360

Shares used in computation of diluted earnings per share	112,409,158	121,988,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$232,633,119	$445,539,282
Securities owned, held at clearing brokers, at market value	279,860,044	254,473,209
Receivable from brokers and dealers	443,635,264	244,881,065
Investment in Deephaven sponsored funds	315,157,464	215,329,959
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	62,953,966	54,024,186
Strategic investments	67,996,445	29,266,796
Goodwill	19,182,248	19,182,248
Intangible assets, less accumulated amortization	11,391,111	11,546,528
Other assets	67,326,039	117,305,578

Total assets	$1,500,135,700	$1,391,548,851

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Securities sold, not yet purchased, at market value	$226,027,863	$221,420,569
Payable to brokers and dealers	330,744,844	88,480,788
Accrued compensation expense	49,226,779	123,664,383
Accrued expenses and other liabilities	60,321,008	103,485,220

Total liabilities	666,320,494	537,050,960

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 138,119,863 shares issued and 110,741,677 shares outstanding at March 31, 2005 and 133,965,513 shares issued and 113,295,191 shares outstanding at December 31, 2004	1,381,199	1,339,655
Additional paid-in-capital	463,946,314	427,451,712
Retained earnings	596,307,811	590,448,783
Treasury stock, at cost; 27,378,186 shares at March 31, 2005 and 20,670,322 shares at December 31, 2004	(216,604,389)	(147,636,413)
Accumulated other comprehensive income, net of tax	23,886,641	—
Unamortized stock-based compensation	(35,102,370)	(17,105,846)

Total stockholders’ equity	833,815,206	854,497,891

Total liabilities and stockholders’ equity	$1,500,135,700	$1,391,548,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$5,859,028	$31,814,457
(Loss) income from discontinued operations, net of tax	(265,927)	5,867,771

Income from continuing operations, net of tax	6,124,955	25,946,686
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	4,250,398	3,870,824
Income tax benefit on stock awards exercised	3,822,249	2,153,142
Stock based compensation	2,946,743	1,902,778
Unrealized gain on strategic investments	(280,432)	(100,249)
(Increase) decrease in operating assets
Securities owned	(25,386,835)	(124,684,970)
Receivable from brokers and dealers	(198,754,199)	(32,180,201)
Receivable from discontinued operations	—	(88,124,976)
Other assets	33,519,266	747,165
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	4,607,294	97,381,978
Payable to brokers and dealers	242,264,056	72,573,444
Accrued compensation expense	(74,437,605)	(33,821,578)
Accrued expenses and other liabilities	(43,152,175)	8,699,148

Net cash used in operating activities	(44,476,285)	(65,636,809)

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(13,036,788)	(2,841,758)
Investment in Deephaven sponsored funds	(99,827,505)	(29,830,576)
Net proceeds from (purchases of) strategic investments	1,939,166	(4,481,860)

Net cash used in investing activities	(110,925,127)	(37,154,194)

Cash flows from financing activities
Stock options exercised	11,729,152	4,837,123
Cost of common stock repurchased	(68,967,976)	(6,209,088)
Purchase of shares from minority investors in Knight Roundtable Europe Limited	—	(2,328,632)

Net cash used in financing activities	(57,238,824)	(3,700,597)

Decrease in cash and cash equivalents	(212,640,236)	(106,491,600)
Net cash (used in) provided by discontinued operations	(265,927)	1,831,072
Cash and cash equivalents at beginning of the year	445,539,282	249,997,693

Cash and cash equivalents at end of the period	$232,633,119	$145,337,165

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,126	$67,800

Cash paid for income taxes	$45,295,349	$12,023,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT TRADING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

1.    Organization and Description of the Business

Knight Trading Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Equity Markets, and a Corporate segment. The Company’s operating business segments from continuing operations comprise the following operating subsidiaries:

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment manager and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Deephaven also has a U.K. registered investment advisor subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K.

Equity Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). Additionally, in December 2003, KEM acquired the business of Donaldson & Co., Incorporated (“Donaldson”), a firm that offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”), the National Stock Exchange and the Pacific Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for European institutional and broker-dealer clients in U.S. and European equities. KEMIL is regulated by the FSA and is a member of the London Stock Exchange.

The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and our corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, investor and public relations expenses and directors’ and officers’ insurance.

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products Inc. (“Citigroup”) for $237 million in cash as of the close of business on December 9, 2004. In accordance with generally accepted accounting principles (“GAAP”), the results of the Derivative Markets segment, as well as the gain on the sale of this business, have been included within discontinued operations for all periods presented. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The final determination of the book value was completed during the first quarter of 2005. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 8 “Discontinued Operations.”

2.    Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances within continuing operations have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC.

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

Market making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. As disclosed in the Company’s Annual Report on Form 10-K, in 2004, the Company changed its classification of certain transaction-related regulatory fees. These fees are now included within Execution and clearance fees. In prior periods, these fees were netted within Net trading revenue. The transaction-related regulatory fees were $4.7 million and $8.4 million for the three months ended March 31, 2005 and 2004, respectively. As a result of this change, prior period amounts have been reclassified to conform to current period presentation.

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

Accounting for derivatives

The Company’s derivative financial instruments, primarily comprised of listed futures, are all held for trading purposes and are carried at market value.

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

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. Investments that are classified as available-for-sale, which include the Company’s investments in Nasdaq and the International Securities Exchange (“ISE”), are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, in Accumulated other comprehensive income, net of tax within Stockholders’ Equity on the Consolidated Statements of Financial Condition. The fair value of investments for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments are reviewed by management on an ongoing basis.

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

Income taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Net deferred tax assets and liabilities are included in Other assets and Accrued expenses and other liabilities, respectively on the Consolidated Statements of Financial Condition.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the revenues and expenses associated with a separate business segment or reporting unit that has been disposed of through closure or sale are included within (Loss) income from discontinued operations, net of tax, on the Consolidated Statements of Operations for all periods presented.

Stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock options plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share amounts for the three months ended March 31, 2005 and 2004, respectively would have been as follows (in millions, except per share data):

	Three months ended March 31,
	2005	2004
Net income, as reported	$5.9	$31.8

Pro forma compensation expense determined under fair value based method, net of tax	(1.4)	(2.1)

Pro forma net income	4.5	29.8

Basic earnings per share, as reported	0.05	0.28

Diluted earnings per share, as reported	0.05	0.26

Pro forma basic earnings per share	0.04	0.26

Pro forma diluted earnings per share	0.04	0.24

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	March 31, 2005	December 31, 2004
Securities owned:
Equities	$270.9	$245.5
U.S. government obligations	9.0	9.0

	$279.9	$254.5

Securities sold, not yet purchased:
Equities	$226.0	$221.4

	$226.0	$221.4

4.    Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	March 31, 2005	December 31, 2004
Receivable:
Clearing brokers	$375.4	$141.0
Securities failed to deliver	45.2	64.5
Securities borrowed	20.8	35.0
Other	2.2	4.4

	$443.6	$244.9

Payable:
Clearing brokers	$310.5	$47.7
Securities failed to receive	20.2	40.7
Other	0.0	0.1

	$330.7	$88.5

5.    Goodwill and Intangible Assets

In June 2004, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. The Company plans on performing its annual test for impairment during the second quarter of 2005. The goodwill balance of $19.2 million at March 31, 2005 related to the Equity Markets segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. In the first half of 2004, the Company acquired all of the ownership interests of the minority owners of Knight Roundtable Europe Limited (“KREL”) (which is the Company’s subsidiary that owns KEMIL) for $2.5 million, which was recorded as goodwill and is attributable to the Equity Markets business segment.

At March 31, 2005, the Company had intangible assets, net of accumulated amortization, of $11.4 million, all included within the Equity Markets business segment. Substantially all of the intangible assets, net of accumulated amortization, of $11.4 million, resulted from the purchase of the business of Donaldson and primarily represent customer relationships. The carrying value of these intangible assets is being amortized over the remaining useful lives, which have been determined to range from five to thirty years.

In the first quarter of 2005, the Company recorded amortization expense related to its intangible assets within its Equity Markets business segment of $155,000. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $466,000 for the remainder of 2005, $620,000 per year from 2006 through 2008, and $560,000 in 2009.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization, for the three months ended March 31, 2004 and 2005, respectively (in millions).

	Equity Markets
	Goodwill	Intangible Assets
Balance at January 1, 2004	$16.7	$12.0
Purchase of shares from minority investors in KREL	2.3	—
Amortization expense	—	(0.1)

Balance at March 31, 2004	$19.0	$11.9

Balance at January 1, 2005	$19.2	$11.5
Amortization expense	—	(0.2)

Balance at March 31, 2005	$19.2	$11.4

6.    Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Funds, which engages in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.5 billion of assets under management in the Deephaven Funds as of March 31, 2005, the Company had a corporate investment of $315.2 million. On January 1, 2005, the Company invested an additional $100.0 million into the Deephaven Funds, which was redeemed on April 1, 2005. Additionally, Other assets on the Consolidated Statements of Financial Condition at March 31, 2005 and December 31, 2004 included $22.5 million and $19.9 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition, certain officers, directors and employees of the Company had direct investments of approximately $4.4 million in the Deephaven Funds, in the aggregate, as of March 31, 2005.

Strategic investments, which primarily include the Company’s investments in the ISE and Nasdaq, are reviewed on an ongoing basis to ensure that the fair values of the investment have not been impaired. The Company’s investments in the ISE and Nasdaq are classified as available-for-sale securities, and have an aggregate fair value of $54.7 million as of March 31, 2005. On March 9, 2005, in conjunction with the ISE’s initial public offering, the Company sold approximately 30% of its original equity ownership of the ISE. As a result of the transaction, the Company recognized a pre-tax gain of $9.6 million. As of March 31, 2005, the Company owned 1.7 million shares of common stock of the ISE.

7.    Significant Clients

The Company considers significant clients to be clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. One customer accounted for approximately 11.5% of the Company’s U.S. equity dollar value traded during the three months ended March 31, 2005. Payments for order flow to this firm for U.S. equity order flow for the three months ended March 31, 2005 amounted to $4.1 million.

The Company’s corporate investment in the Deephaven Funds of $315.2 million accounted for 9.1% of total assets under management as of March 31, 2005. On April 1, 2005, the Company redeemed $100.0 million of its corporate investment. One institutional investor accounted for more than 10% of the Deephaven Funds’ assets under management, with 10.9% as of March 31, 2005.

8.    Discontinued Operations

Derivative Markets

The Company completed the sale of its Derivative Markets business to Citigroup for $237 million in cash as of the close of business on December 9, 2004. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The final determination of book value occurred in the first quarter of 2005, at which time the adjustment was recognized. The result of this adjustment and other expenses related to the sale resulted in a loss from discontinued operations, net of tax, of $266,000 in the first quarter 2005.

The decision to sell the Derivative Markets business was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the results of the Derivative Markets segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented.

The revenues and results of operations of the discontinued operations for the three months ended March 31, 2005 and 2004 are summarized as follows (in millions):

	For the three months ended
	March 31, 2005	March 31, 2004
Revenues	$—	$49.9

Pre-tax (loss) income from discontinued operations	(0.4)	9.9
Income tax (benefit) expense	(0.2)	4.0

(Loss) income from discontinued operations, net of tax	$(0.3)	$5.9

9.    Commitments and Contingent Liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period.

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense, from continuing operations, under the office leases was $2.6 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of March 31, 2005, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and obligations on clearing contracts and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows:

	Operating Leases	Other Obligations	Total
Nine months ending December 31, 2005	$10.2	$—	$10.2
Year ending December 31, 2006	9.9	16.0	25.9
Year ending December 31, 2007	9.4	—	9.4
Year ending December 31, 2008	9.2	—	9.2
Year ending December 31, 2009	8.9	—	8.9
Thereafter through September 30, 2021	109.0	—	109.0

	$156.6	$16.0	$172.6

During the normal course of business, the Company collateralizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of March 31, 2005, the Company has provided a $9.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

The Company entered into long-term employment contracts with the senior management team of Deephaven (the “Deephaven managers”). These employment agreements, which became effective on January 1,

2004, are for three-year terms and include an option for renewal by the Deephaven managers through 2009 under certain circumstances. Pursuant to the terms of a simultaneously executed option agreement between the Company and the Deephaven managers, in the event of a change of control of the Company during the initial three-year employment term, the Deephaven managers would have the option (the “Option”) to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses and other employee profit-sharing plans, which in the aggregate range from 42% to 50% of the pre-tax, pre-profit sharing profits of Deephaven during the term of the agreements, subject to meeting certain annual guaranteed amounts. If a change of control of the Company were to occur, and if the Deephaven managers exercised the Option, the Company would retain a 49% interest in Deephaven. In addition, during the life of the Option, the agreements provide that the Company may not sell Deephaven without the approval of the Deephaven managers.

10.    Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three months ended March 31,
	2005	2004
Net income	$5.9	$31.8
Other comprehensive income, net of tax:
Net unrealized gain on investment securities available-for-sale	23.9	—

Total comprehensive income, net of tax	$29.8	$31.8

Other comprehensive income, net of tax represents net unrealized gains on the Company’s strategic investments in the ISE and Nasdaq.

11.    Earnings per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004 (in millions, except for share and per share data):

	For the three months ended March 31,
	2005		2004
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Net income and shares used in basic calculations	$5.9	108,858,845	$31.8	113,473,360
Effect of dilutive stock based awards	—	3,550,313	—	8,515,104

Net income and shares used in diluted calculations	$5.9	112,409,158	$31.8	121,988,464

Basic earnings per share		$0.05		$0.28

Diluted earnings per share		$0.05		$0.26

12.    Stock-Based Compensation

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

The Company granted 2,162,044 restricted shares under the Plans during the first quarter of 2005 as stock-based compensation. At March 31, 2005, the Company had 3,977,274 restricted shares outstanding, in aggregate, both under and outside of the Plans. The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees over the vesting period. For the three months ended March 31, 2005 and 2004, the Company recorded compensation expense related to its continuing operations for the fair values of the restricted shares of Class A Common Stock granted to employees of $2.9 million and $1.9 million, respectively, all of which has been included in Employee compensation and benefits in the Consolidated Statements of Operations.

13.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the three months ended March 31,
	2005	2004
Income tax expense at the U.S. federal statutory rate	35.0%	35.0%
U.S. state and local income tax expense, net of U.S. federal income tax effect	5.5%	4.8%
Other, net	1.1%	0.5%

Income tax expense	41.6%	40.3%

14.    Business Segments

The Company currently has two operating business segments in continuing operations, Equity Markets and Asset Management, and a Corporate segment. The Equity Markets segment primarily represents market-making in U.S. equities. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the Company’s corporate investment in the Deephaven Funds. Corporate overhead expenses, which primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, investor and public relations expenses and directors’ and officers’ insurance.

In 2004, the Company sold one of its business segments, Derivative Markets. The revenues and expenses associated with Derivative Markets have been included within (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. For a discussion of discontinued operations, see Footnote 8, “Discontinued Operations.”

The Company’s revenues, (loss) income from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions).

	Equity Markets	Asset Management	Corporate	Consolidated Total
For the three months ended March 31, 2005:
Revenues	$108.0	$18.1	$11.5	$137.6
(Loss) income from continuing operations before income taxes	(0.5)	5.1	5.9	10.5
Total assets	1,009.4	45.2	445.5	1,500.1

For the three months ended March 31, 2004:
Revenues	$177.9	$14.0	$6.4	$198.3
Income (loss) from continuing operations before income taxes	40.3	5.8	(2.6)	43.5
Total assets[1]	869.4	24.0	344.8	1,238.2

[1]	- Total assets at March 31, 2004 do not include Assets within discontinued operations of $3.3 billion.

15.    Subsequent Events

In April 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of Direct Trading Institutional, Inc., a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform. Additionally, in May 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of the ATTAIN ECN, an alternative trading system that operates an electronic communications network (ECN) for the trading of Nasdaq securities. The consummation of each of these transactions is subject to regulatory approval and the satisfaction of certain other customary conditions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs and integration, performance and operation of the businesses being acquired by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties under “Certain Factors Affecting Results of Operations” within MD&A herein, “Risks Affecting our Business” in the Company’s Annual Report on Form 10-K, and those described in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this report.

Executive Overview

The Company currently has two operating business segments, Asset Management and Equity Markets, and a Corporate segment.

•	Asset Management—We operate an asset management business for institutions and high-net-worth individuals. Assets under management were $3.5 billion as of March 31, 2005, up $1.3 billion from the $2.2 billion of assets under management as of March 31, 2004.

•	Equity Markets—We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets. As announced in April 2005, the Company reorganized its Equity Markets business segment into three different business groups: Broker-Dealer, Electronic Services and Institutional. The reorganization will allow the Company to better focus on and improve the service to the different client groups of the Equity Markets segment.

The Company’s Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and our corporate investment in funds managed by the Asset Management segment (the “Deephaven Funds”). Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, investor and public relations expenses and directors’ and officers’ insurance.

In the fourth quarter of 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products, Inc. (“Citigroup”). In accordance with generally accepted accounting principles (“GAAP”), the results of this business segment have been included within discontinued operations for all periods presented. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The results of this adjustment and other expenses related to the sale is included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations included in Part I, Item 1 “Financial Statements” of this document. For a more detailed discussion of the sale of the Company’s Derivative Markets business, please see Footnote 8 “Discontinued Operations” also included in Part I, Item 1 “Financial Statements” of this document.

The following table sets forth the revenues and expenses and (loss) income from continuing operations before income taxes (“Pre-Tax Earnings”) of our business segments and on a consolidated basis (in millions):

	For the three months ended March 31,
	2005	2004
Equity Markets
Revenues	$108.0	$177.9
Expenses	108.5	137.6

Pre-Tax Earnings	(0.5)	40.3

Asset Management
Revenues	18.1	14.0
Expenses	13.0	8.2

Pre-Tax Earnings	5.1	5.8

Corporate
Revenues	11.5	6.4
Expenses	5.7	9.0

Pre-Tax Earnings	5.9	(2.6)

Consolidated
Revenues	137.6	198.3
Expenses	127.1	154.8

Pre-Tax Earnings	$10.5	$43.5

Total revenues from continuing operations for the three months ended March 31, 2005 decreased 30.6% from the comparable period in 2004, while expenses from continuing operations decreased 17.9%. Pre-Tax Earnings from continuing operations decreased to $10.5 million for the three months ended March 31, 2005, from $43.5 million in the comparable period in 2004. Pre-Tax Earnings for the three months ended March 31, 2005 in our Asset Management business segment was down slightly from the comparable period in 2004, while the Pre-Tax Earnings from our Equity Markets business segment decreased more significantly. Our Asset Management business segment was impacted by the increase in the percentage payout for profitability-based bonuses for the senior management team at Deephaven and lower fund returns offset, in part, by the growth in assets under management. Our Equity Markets business segment was affected by greater competition for broker-dealer order client order flow, reduced revenue capture statistics and losses incurred from our London sales office. The results from our Corporate segment were positively impacted by the gain on the sale of a portion of our investment in the International Securities Exchange (“ISE”) offset, in part, by lower returns on our corporate investment in the Deephaven Funds.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the equity market volumes; the dollar value of securities traded; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees related to our legal proceedings; the strength of our client relationships; the amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and asset management, equity sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; the integration, performance and operation of acquired businesses; investor sentiment; the level of assets under management and fund returns; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share and revenue capture in our Equity Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

•	Over the past three years, the effects of market structure changes, competition and market conditions have resulted in a decline in revenue capture per U.S. equity dollar value traded in our Equity Markets operations.

•	Retail broker-dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•	Broker-dealer clients continue to focus on statistics measuring the quality of equity executions (including speed of executions and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market makers have increased the level of automation within their operations. The greater focus on execution quality has resulted in greater competition in the marketplace, which has negatively impacted the revenue capture metrics of the Company and other market-making firms.

•	Market structure changes, competition and market conditions have triggered an industry shift toward market makers charging explicit commissions or commission equivalents to institutional clients for executions in OTC securities. For the majority of our institutional client orders, we currently charge an explicit fee in the form of commissions or commission equivalents. In addition, institutional commission rates have fallen in the past few years, and this may continue in the future.

•	Due to regulatory scrutiny over the past two years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional clients allocate commissions to broker-dealers based on the quality of executions. In the past, institutional equity commissions were primarily allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•	Market structure changes, competition and market conditions have also resulted in the recent announcement of two significant mergers amongst U.S. market centers. This consolidation may result in greater competition in the future.

•	There has been increased scrutiny of market makers, hedge funds and soft dollar practices by the regulatory and legislative authorities, including a recently passed SEC regulation related to the registration of hedge funds. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been a growing trend among institutions to allocate more of their assets to hedge fund investments. This has influenced the growth in the hedge fund industry and may result in greater competition in the future.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses from continuing operations.

Revenues

Our revenues consist principally of Net trading revenue and Commissions and fees from U.S. securities trading and market-making activities from Equity Markets. These revenues are primarily affected by changes in the amount and mix of U.S. equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, industry commission levels, our mix of broker-dealer and institutional clients, and regulatory changes and evolving industry customs and practices.

Trading profits and losses on principal transactions are included within Net trading revenue. Revenues on transactions for which we charge explicit commissions or commission equivalents are included within Commissions and fees. For the majority of our institutional client orders, we currently charge an explicit fee in the form of commissions or commission-equivalents. In the fourth quarter of 2004, we changed the classification of certain transaction-related regulatory fees. These fees are now included within Execution and clearance fees. In prior periods, these fees were netted within Net trading revenue. This change in classification had no impact on the calculation of the average revenue capture per dollar value traded metric, as the expense is still included within the calculation. We believe this change is consistent with industry practice. As a result, prior period amounts have been reclassified to conform to current period presentation. The transaction-related regulatory fees were $4.7 million and $8.4 million for the three months ended March 31, 2005 and 2004, respectively.

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

Investment income and other income primarily represents income earned, net of losses, related to our corporate investment in the Deephaven Funds and our strategic investments. Such income is primarily affected by the rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

Expenses

Our operating expenses largely consist of Employee compensation and benefits, Execution and clearance fees, Soft dollar and commission recapture payments and Payments for order flow. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, our profitability and the number of employees. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs, exchanges and certain regulatory bodies. Soft dollar and commission recapture payments fluctuate based on U.S. equity share volume executed on behalf of institutions. Payments for order flow fluctuate based on U.S. equity share volume, profitability, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow policy.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to all other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain expenses including soft dollar and commission recapture expenses, execution and clearance costs and overhead allocations. The majority of compensation in Asset Management is determined by a profitability-based formula, subject to certain minimum guaranteed payments.

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

Three Months Ended March 31, 2005 and 2004

Continuing Operations

Revenues

	For the three months ended March 31,
	2005	2004	Change	% of Change
Total Revenues from Asset Management	$18.1	$14.0	$4.1	29.1%

Average month-end balance of assets under management ($ millions)	3,478.9	1,965.1	1,513.7	77.0%
Quarterly fund return to investors*	0.8%	2.0%	-1.2%	-59.0%

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds

Total revenues from the Asset Management business segment, which primarily consists of Asset management fees, increased 29.1% to $18.1 million for the three months ended March 31, 2005, from $14.0 million for the comparable period in 2003. The increase is primarily due to higher management fees as a result of the growth in assets under management. The average month-end balance of assets under management increased to $3.5 billion for the three months ended March 31, 2005, from $2.0 billion for the comparable period in 2004. The increase was offset, slightly, by the decrease in fund returns. The blended quarterly fund return across all assets under management for the three months ended March 31 2005 was 0.8%, down from 2.0% for the comparable period in 2004.

	For the three months ended March 31,
	2005	2004	Change	% of Change
Net trading revenue (millions)	$37.4	$100.7	$(63.3)	–	62.8%
Commissions and fees (millions)	70.1	76.6	(6.5)	–	8.5%
Interest and dividends, net (millions)	0.5	0.7	(0.2)	–	27.7%
Investment income and other (millions)	—	(0.1)	0.1		66.1%

Total Revenues from Equity Markets (millions)	$108.0	$177.9	$(69.9)	–	39.3%

U.S equity dollar value traded ($ billions)	470.7	504.6	(33.9)	–	6.7%
U.S. equity trades executed (millions)	52.8	59.6	(6.7)	–	11.3%
Nasdaq and Listed equity shares traded (billions)	29.1	40.9	(11.8)	–	28.9%
OTC Bulletin Board and Pink Sheet shares traded (billions)	295.8	320.6	(24.8)	–	7.7%
Average revenue capture per U.S. equity dollar value traded (bps)	1.7	2.8	(1.1)	–	39.6%

Total revenues from our Equity Markets business segment, which primarily comprises Net trading revenue and Commissions and fees from our domestic businesses, decreased 39.3% to $108.0 million for the three months ended March 31, 2005, from $177.9 million for the comparable period in 2003. The decrease in revenues was primarily the result of lower volumes and lower revenue capture per U.S. equity dollar value traded. U.S. equity dollar value traded decreased 6.7% in the three months ended March 31, 2005 from the comparable period in 2004.

Average revenue capture per U.S. equity dollar value traded was 1.7 basis points (“bps”) for the first quarter of 2005, down 39.6% from 2.8 bps in the first quarter of 2004. We attribute the decrease in average revenue capture per U.S. dollar value traded to the difficult market conditions experienced in the first quarter of 2005 as well as an increase in competition over the past year. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net trading revenues less certain transaction-related regulatory fees (included in Execution and clearance fees) and institutional commissions and commission equivalents (included in Commissions and fees), (collectively, “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $80.7 million and $143.2 million for the three months ended March 31, 2005 and 2004, respectively.

	For the three months ended March 31,
	2005	2004	Change	% of Change
Total Revenues from Corporate (millions)	$11.5	$6.4	$5.1	79.3%

Average corporate investment balance in the Deephaven Funds (millions)	$314.4	$227.4	$87.0	38.2%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, increased 79.3%. The increase is primarily due to the sale of a portion of our investment in the ISE. On March 9, 2005, in conjunction with the ISE’s initial public offering, the Company sold approximately 30% of its original equity ownership of the ISE. As a result of the transaction, the Company recognized a pre-tax gain of $9.6 million. The increase in total revenues from the

Corporate segment was offset, in part, by a decrease in income from our corporate investment in the Deephaven Funds. Income from our corporate investment in the Deephaven Funds decreased to a loss of $172,000 for the three months ended March 31, 2005, from a gain of $4.8 million for the comparable period in 2004. The decrease is due to lower average returns on our corporate investment offset, in part, by a higher average investment balance.

Expenses

Employee compensation and benefits expense decreased 12.7% to $56.9 million for the three months ended March 31, 2005, from $65.1 million for the comparable period in 2004. As a percentage of total revenue, employee compensation and benefits increased to 41.3% for the three months ended March 31, 2005, from 32.8% in the comparable period in 2004. The decrease on a dollar basis was primarily due to the decrease in overall profitability as well as a decrease in the number of employees within our continuing operations. Our number of full time employees from our continuing business segments decreased to 671 at March 31, 2005, from 692 full time employees at March 31, 2004. In addition, we incurred severance costs of $1.9 million and $337,000 for the three months ended March 31, 2005 and 2004, respectively.

Execution and clearance fees decreased 37.6% to $23.5 million for the three months ended March 31, 2005, from $37.8 million for the comparable period in 2004. As a percentage of total revenue, execution and clearance fees decreased to 17.1% for the three months ended March 31, 2005, from 19.0% for the comparable period in 2004. The decrease on a dollar basis was due to the decrease in equity trades and a reduction in clearance rates. The decrease as a percentage of total revenue was primarily due to lower clearance rates and higher revenues from Asset Management and Corporate, which have no associated execution and clearance fees, offset, in part, by a lower average revenue metric in Equity Markets.

Payments for order flow decreased 43.1% to $7.4 million for the three months ended March 31, 2005, from $13.0 million for the comparable period in 2004. As a percentage of total revenue, payments for order flow decreased to 5.4% for the three months ended March 31, 2005, from 6.6% for the comparable period in 2004. The decrease on a dollar basis was due to the decrease in volumes and changes in our payment for order flow policy. The decrease as a percentage of total revenue was primarily due to higher revenues from Asset Management and Corporate, which have no associated payments for order flow.

Soft dollar and commission recapture expense decreased 1.8% to $15.5 million for the three months ended March 31, 2005, from $15.8 million for the comparable period in 2004. The slight decrease is primarily due to the activity related to the Donaldson business.

Communications and data processing expense increased 15.7% to $7.8 million for the three months ended March 31, 2005, from $6.8 million for the comparable period in 2004. This increase was generally attributable to an increase in technology costs related to our Equity Markets business segment.

Depreciation and amortization expense increased 9.8% to $4.3 million for the three months ended March 31, 2005, from $3.9 million for the comparable period in 2004. This increase was primarily due to additional depreciation and amortization expense related to new fixed assets and leasehold improvements at our new corporate headquarters at 545 Washington Boulevard in Jersey City, which began to be occupied in the first quarter of 2005.

Occupancy and equipment rentals expense decreased 9.9% to $4.0 million for the three months ended March 31, 2005, from $4.4 million for the comparable period in 2004. This decrease was primarily attributable to the lease loss accruals recorded during 2004 related to our excess real estate capacity, primarily in Jersey City, NJ offset, in part by the leasing of additional office space.

Professional fees increased to $3.8 million for the three months ended March 31, 2005, from $3.4 million for the comparable period in 2004. The increase in 2005 was primarily due to an increase in consulting expenses and legal expenses, which have fluctuated based on the activity surrounding our various legal and regulatory matters.

Business development expense decreased to $1.3 million for the three months ended March 31, 2005, from $2.0 million for the comparable period in 2004. The primary reasons for the decrease were lower advertising and travel and entertainment costs.

Other expenses were flat at approximately $2.7 million for the three months ended March 31, 2005 and 2004, respectively. These results were due to administrative and other costs remaining consistent over the two time periods.

Our effective income tax rates, from continuing operations, of 41.6% and 40.3% for the three months ended March 31, 2005 and 2004, respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes.

Discontinued Operations

As of the close of business on December 9, 2004, the Company sold substantially all of the assets and certain of the liabilities that comprised the Derivative Markets business segment operated by Knight Financial Products LLC and Knight Execution Partners LLC to Citigroup for approximately $237 million in cash. The final purchase price was subject to adjustment based on the final determination of book value of the Derivative Markets business at the time the deal closed. The decision to sell the Derivative Markets business was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long term strategy. The (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations was ($266,000) and $5.9 million for the three months ended March 31, 2005 and 2004, respectively. For a further discussion of the sale of the Company’s Derivative Markets business, please see Footnote 8 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds from the sale of our Derivative Markets business segment. As of March 31, 2005, we had $1.5 billion in assets related to our continuing operations, 64% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. At March 31, 2005, the Company had net current assets from continuing operations, which consists of net assets readily convertible into cash, of approximately $289.8 million. Additionally, our corporate investment in the Deephaven Funds was $315.2 million at March 31, 2005, and was subsequently reduced to $215.2 million on April 1, 2005. The majority of this investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

The Company has previously disclosed its intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Equity Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock. In April 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of Direct Trading Institutional, Inc., a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform. Additionally, in May 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of the ATTAIN ECN, an alternative trading system that operates an electronic communications network (ECN) for the trading of Nasdaq securities. The consummation of each of these transactions is subject to regulatory approval and the satisfaction of certain other customary conditions. No assurance can be given with respect to the timing, likelihood or business effect of these transactions or any other possible transaction.

As discussed elsewhere in this document, we sold our Derivative Markets business for approximately $237 million in cash as of the close of business on December 9, 2004. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The final purchase price, in addition to other expenses related to the sale, was finalized in the first quarter of 2005 and resulted in a loss from discontinued operations, net of tax, of $266,000 in the first quarter of 2005.

Income from continuing operations before income taxes was $10.5 million and $43.5 million for the three months ended March 31, 2005 and 2004, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization. Depreciation expense from continuing operations was $4.1 million and $3.7 million for the three months ended March 31, 2005 and 2004, respectively. Amortization expense from continuing operations, which related to intangible assets was $155,000 and $146,000 for the three months ended March 31, 2005 and 2004, respectively. There were no non-cash writedowns or charges related to our continuing operations for the three months ended March 31, 2005 and 2004, respectively.

Net proceeds from (purchases of) strategic investments were $1.9 million and ($4.5 million) for the three months ended March 31, 2005 and 2004, respectively. Our corporate investment in the Deephaven Funds increased by $99.8 million for the three months ended March 31, 2005 compared to an increase of $29.8 million during the three months ended March 31, 2004. The change in the balance of our corporate investment in the Deephaven Funds for 2005 primarily relates to the Company’s additional investment of a portion of its proceeds from the sale of the Derivative Markets business of $100.0 million on January 1, 2005. This investment was redeemed by the Company on April 1, 2005, reducing the Company’s total corporate investment to $215.2 million.

Capital expenditures related to our continuing operations were $13.0 million and $2.8 million during the three months ended March 31, 2005 and 2004, respectively. Capital expenditures primarily relate to the purchase of leaseholds and other fixed assets related to the buildout of our new headquarters at 545 Washington Boulevard in Jersey City, NJ. We began the process of moving our Jersey City, NJ offices to 545 Washington Boulevard during the first quarter of 2005 and anticipate to complete the majority of the move by the end of the second quarter of 2005. Currently, we estimate that we will spend approximately an additional $9 million related to this move, the majority of which will be for leasehold improvements that will be amortized over the remaining life of the lease, which ends in October 2021.

At its April 19, 2005 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $250 million to $320 million. The Company repurchased 6.6 million shares during the first quarter of 2005 for a total cost of $68.3 million. Through March 31, 2005, the Company had repurchased 28.3 million shares for $219.1 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 110.7 million shares of Class A Common Stock outstanding as of March 31, 2005.

As registered broker-dealers, Knight Equity Markets, L.P. (“KEM”) and Knight Capital Markets LLC (“KCM”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM and KCM, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Additionally, Knight Equity Markets International Ltd. (“KEMIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. The following table sets forth the net capital levels and requirements for the following significant broker-dealer subsidiaries at March 31, 2005 (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KEM	$104.1	$4.8	$99.3
KCM	32.1	3.6	28.5
KEMIL	18.3	6.8	11.5

We have no long-term debt at March 31, 2005 nor do we currently have any material long-term debt commitments for the rest of 2005. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and, where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 146 Accounting for Costs Associated with Exit or Disposal Activities (which requires the accrual of future costs to be made using a discounted cash flow analysis for lease losses initiated after such date), and costs related to the excess capacity are accrued. Based on the results of an analysis of the current accrual and market conditions, which was performed during the period, no additional accrual was recorded in the first quarter of 2005. The majority of the lease loss accrual charges taken to date is related to a portion of our lease at 545 Washington Boulevard in Jersey City, New Jersey, encompassing approximately 78,000 square feet, all of which is unoccupied. The Company engaged a real estate broker in order to sub-lease this excess space based on an assessment of our real estate needs. The analysis of our accrual was derived from assumptions and estimates based on lease terms of projected sub-lease agreements, which assumed a sub-lease will have commenced at the beginning of 2006, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis, or when an event occurs or circumstances change that signify the existence of impairment.

Our Goodwill related to continuing operations of $19.2 million as of March 31, 2005 is related to the purchase of our listed equities market maker, KCM, the business of Donaldson and the purchase of the shares of the minority investors in Knight Roundtable Europe Limited, our subsidiary that owns KEMIL. During our annual tests for impairment done in 2004, it was determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Our Intangible assets related to continuing operations of $11.4 million as of March 31, 2005 is attributable to our Equity Markets business segment. The balance is primarily related to our acquisition of the business of Donaldson. These assets are being amortized on a straight-line basis over their useful lives, which have been determined to range from five to thirty years. During our annual tests for impairment done in 2004, it was determined that there was no impairment to these intangible assets.

We plan on performing the annual tests for impairment of goodwill and the useful lives of intangible assets for 2005 during the second quarter.

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. Investments that are classified as available-for-sale, which include our investments in Nasdaq and the ISE, are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, in Accumulated other comprehensive income, net of tax within Stockholders’ Equity on the Consolidated Statements of Financial Condition. The fair value of investments for which a quoted market or dealer price is not available for the size of our investment is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments, which include our investments in Nasdaq and the International Securities Exchange, are reviewed on an ongoing basis.

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

Other Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. In addition to the estimates noted in this section, the Company uses estimates in determining compensation and benefits expense for interim periods and in determining provisions for potential losses that may arise from litigation and regulatory proceedings.

A portion of our Employee compensation and benefits expense on the Consolidated Statements of Operations represents discretionary bonuses, generally determined at year end and paid in the subsequent months. Among many factors, discretionary bonus accruals, in general, are influenced by the Company’s overall performance and competitive industry compensation levels. Therefore, for each interim period, we accrue an amount based on this analysis.

We estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5 Accounting for Contingencies. The amount accrued is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of legal counsel. As such, the total amount accrued may be materially different from the final outcome of such matters. For more information on our legal and regulatory issues, see “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K and Part II, Item 1 included in this document.

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

In December 2004, the FASB issued a revision to SFAS No. 123 Accounting for Stock-Based Compensation, SFAS No. 123-R, Share-Based Payment. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services. SFAS No. 123-R eliminates the intrinsic value method under Accounting Principles Board No. 25 as an alternative method of accounting for stock-based awards. Additionally SFAS No. 123-R clarifies SFAS No. 123’s guidance in several areas including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In April 2005, the SEC amended the effective date of compliance for FAS 123-R. This statement is effective for the fiscal year that begins after June 15, 2005. The Company plans on adopting the provisions of this statement for 2006 and is currently evaluating the effect of adoption of the statement, but does not expect adoption to have a material effect on our financial condition, results of operations or cash flows.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at March 31, 2005 and 2004 was $270.9 million and $314.8 million, respectively, in long positions and $226.0 million and $270.5 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $4.5 million loss and a $4.4 million loss as of March 31, 2005 and 2004, respectively, due to the offset of gains in short positions with the losses in long positions.

As of March 31, 2005, we had a $315.2 million corporate investment in the Deephaven Funds, $294.6 million of which was invested in the Market Neutral Fund. We invested $100 million in the Market Neutral Fund on January 1, 2005. This additional investment was redeemed by the Company on April 1, 2005. The general objective of market neutral investment strategies is to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event arbitrage, relative value equity, distressed debt and private placements in public companies. Because the primary basis of the Deephaven Funds’ market neutral strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading strategies also involve other substantial risks such as the disruption in historical pricing relationships and the risk of a tightening of dealer credit, forcing the premature liquidation of positions. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

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

Legal

Short Selling Litigation: In May 2005, the following development occurred in the action entitled JAG Media Holdings, Inc. et al. v. A.G. Edwards & Sons, Inc. et al., described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004:

On May 5, 2005, the Court entered a Final Judgment dismissing the action against KEM and all other moving defendants with prejudice. By stipulation of the parties, each party also agreed to waive their right to appeal the Final Judgment.

Other Litigation: During the first quarter of 2005, the following development occurred in the action entitled Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al. described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004:

On or about March 30, 2005, the court dismissed the complaint with prejudice and entered judgment against the plaintiffs. Plaintiffs have moved to vacate the judgment and for reconsideration of the dismissal.

Regulatory

The Company owns subsidiaries including regulated broker-dealers that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the SEC or SROs, are reviewed in the ordinary course of business by our primary regulators, the SEC and the NASD. The Company, as a major order flow execution destination, is named from time to time in, or is asked to respond to a number of regulatory matters brought by SROs that arise from its trading activity. The Company is currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to an SEC or SRO disciplinary action and/or civil or administrative action.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2.    Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the first quarter of 2005:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	900,000	$9.79	900,000	$90,369,413
February 1, 2005 - February 28, 2005	3,715,000	10.36	3,715,000	51,890,237
March 1, 2005 - March 31, 2005	2,025,000	10.38	2,025,000	30,877,797

Total	6,640,000	10.29	6,640,000

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.

(2)	All shares were repurchased through our publicly announced stock repurchase program. Table excludes shares repurchased related to tax withholdings resulting from the vesting of employee restricted stock.

(3)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $285 million to a total of $320 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004 and April 19, 2005. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The total remaining authorization under the program was $72.8 million as of May 10, 2005. The repurchase program has no set expiration or termination date.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.		Exhibit
3.2		Amended and Restated By-Laws of the Registrant dated January 19, 2005 (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) dated March 15, 2005).

10.21	*	Form of Non-Qualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223) dated April 4, 2005).

10.22	*	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223) dated April 4, 2005).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 10th day of May, 2005.

KNIGHT TRADING GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer

By:	/s/ JOHN B. HOWARD
Chief Financial Officer
(Chief Accounting Officer)