Form 10-K/A
period 2004-12-31
KNIGHT CAPITAL GROUP, INC.
filed 2005-08-09
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-14223

Commission File Number

KNIGHT CAPITAL GROUP, INC.

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

2005 Restatement - Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K is being filed to amend and reflect the restatement of its audited financial statements for the years ended December 31, 2002, 2003 and 2004.

In connection with the preparation of its June 30, 2005 interim financial statements, the Company determined that there were errors in how it accounted for certain property leases that included fixed rent escalations, lease incentives and free rent periods over the lease term. In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as clarified by the Emerging Issues Task Force and Financial Accounting Standards Board Technical Bulletins, rent expense under operating leases with fixed rent escalations and lease incentives should be recognized on a straight-line basis over the lease term, and straight-line rent expense should begin to be recorded when the lessee takes possession of or controls the use of the space, including during free rent periods. The Company incorrectly accounted for certain leases by recognizing rent expense only when the rental payments were due to be paid and by recording lease incentives as reductions to leasehold improvements. The audited financial statements are being restated to properly account for these leases. The primary impact of the restatement to the Company’s previously issued financial statements is an increase in Occupancy and equipment rentals expense and Accrued expenses and other liabilities. As audited income statements prior to January 1, 2002 are not presented in the Company’s 2004 Annual Report on Form 10-K/A, the cumulative net income adjustment for all periods prior to January 1, 2002 is recorded in the Company’s beginning retained earnings in the restated financial statements for the year ended December 31, 2002. Please see Footnote 2 to the Company’s consolidated financial statements for additional discussion.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original filing, and any disclosures to reflect events that occurred at a later date have not been updated. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the Securities and Exchange Commission (“SEC”) subsequent to the date of the original filing. For the convenience of the reader, this Form 10-K/A sets forth the original filing in its entirety. However, this Form 10-K/A only amends and restates Items 1, 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the original filing solely to reflect the restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain the currently-dated consent of our independent registered public accounting firm and such consent and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2, respectively.

The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q, for periods prior to December 31, 2004, that are affected by the restatement. The Company is, however, restating its Quarterly Report on Form 10-Q for period ended March 31, 2005. However, the information in this Form 10K/A for the years ended December 31, 2000 and 2001 set forth in Selected Financial Data in Item 6 herein and for the quarterly periods of 2003 and 2004 set forth in Consolidated Quarterly Results in Item 7 herein has been amended to reflect the effect of properly accounting for the leases for the relevant periods.

On May 11, 2005, the Company changed its name from Knight Trading Group, Inc. to Knight Capital Group, Inc. All references to Knight Trading Group, Inc. in the Company’s Annual Report on Form 10-K have been changed to Knight Capital Group, Inc. in this Form 10-K/A.

KNIGHT CAPITAL GROUP, INC.

FORM 10-K/A ANNUAL REPORT

For the Fiscal Year Ended December 31, 2004

FORWARD LOOKING STATEMENTS

Certain statements contained in this amended Annual Report on Form 10-K/A, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (MD&A), and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, and the documents incorporated by reference may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risks Affecting our Business” in Part I, Item 1 herein, and in other reports or documents the Company files from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this report.

PART I

Item 1. Business

In connection with the restatement discussed in Footnote 2 to the Consolidated Financial Statements, certain tables in this Item 1 have been restated to reflect a change in accounting for certain property lease transactions.

Overview

Knight Capital Group, Inc. (f/k/a Knight Trading Group, Inc.), a Delaware corporation, and its subsidiaries (collectively “Knight” or the “Company”) was organized in January 2000 as the successor to the business of Knight/Trimark Group, Inc. (the “Predecessor”). The Predecessor was organized in April 1998 as the successor to the business of Roundtable Partners, L.L.C., which was organized in March 1995. In May 2000, the Company changed its name from Knight/Trimark Group, Inc. to Knight Trading Group, Inc., and in May 2005 the Company changed its name to Knight Capital Group, Inc. Our corporate headquarters are currently located at 545 Washington Boulevard, Jersey City, New Jersey 07310. Our telephone number is (201) 222-9400.

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

Knight Capital Group, Inc.

Corporate Communication and Investor Relations

545 Washington Boulevard

Jersey City, NJ 07310

(201) 222-9400

Unless otherwise indicated, references to the “Company,” “Knight,” “We,” or “Our” shall mean Knight Capital Group, Inc. and its subsidiaries.

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

The following table sets forth the revenues, expenses excluding regulatory charges and related matters, writedown of assets and lease loss accrual and international charges (“Operating Expenses”) and income (loss) from continuing operations before regulatory charges and related matters, writedown of assets and lease loss accrual, international charges, income taxes and minority interest (“Pre-Tax Operating Earnings”) of our business segments and on a consolidated basis (as restated; in millions):

	2004	2003	2002
Equity Markets
Revenues	$531.7	$459.6	$348.8
Operating Expenses	461.8	387.8	355.3

Pre-Tax Operating Earnings	69.9	71.8	(6.5)

Asset Management
Revenues	78.2	58.4	38.8
Operating Expenses	48.6	28.9	22.8

Pre-Tax Operating Earnings	29.6	29.5	16.0

Corporate
Revenues	16.6	28.5	13.3
Operating Expenses	33.5	29.7	39.8

Pre-Tax Operating Earnings	(16.9)	(1.2)	(26.5)

Consolidated (1)
Revenues	625.8	545.9	398.0
Operating Expenses	543.2	445.8	415.0

Pre-Tax Operating Earnings	$82.6	$100.1	$(17.0)

(1)	Consolidated Revenues and Operating Expenses include the elimination of intercompany transactions between Equity Markets and Asset Management of $702,000, $657,000 and $2.9 million for 2004, 2003 and 2002, respectively.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is traded on the Nasdaq National Market under the symbol “NITE.” Public trading of our Class A Common Stock commenced on July 8, 1998. The following table sets forth, for the past two years, the high and low quarterly sales price per share of the Class A Common Stock in the Nasdaq National Market:

	High	Low
2004
First Quarter	$17.27	$11.20
Second Quarter	13.53	9.65
Third Quarter	10.30	8.06
Fourth Quarter.	12.19	9.13

2003
First Quarter	5.97	3.88
Second Quarter	7.40	3.90
Third Quarter	12.60	6.26
Fourth Quarter.	15.25	11.41

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

Item 6. Selected Financial Data

In connection with the restatement discussed in Footnote 2 to the Consolidated Financial Statements, the Selected Financial Data as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 have been amended to reflect a change in accounting for certain property lease transactions. As applicable, this Item 6 has been revised to reflect these changes.

The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight Capital Group, Inc. and the Notes thereto included elsewhere in this document. You should read the following in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2002, 2003 and 2004 and the Consolidated Statements of Financial Condition Data at December 31, 2003 and 2004 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2000 and 2001 and the Consolidated Statements of Financial Condition Data at December 31, 2000, 2001 and 2002 are derived from Consolidated Financial Statements not included in this document.

	For the years ended December 31,
	2004 Restated	2003 Restated	2002 Restated	2001 Restated	2000 Restated
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data (1):

Revenues
Net trading revenue	$250,993	$290,938	$269,323	$451,877	$1,058,814
Commissions and fees	276,011	163,147	75,599	28,633	26,732
Asset management fees	77,658	57,903	34,510	36,757	41,884
Interest and dividends, net	4,647	3,657	5,357	16,505	26,567
Investment income and other	16,441	30,264	13,199	8,521	7,031

Total revenues	625,750	545,909	397,988	542,293	1,161,028

Expenses
Employee compensation and benefits	244,550	206,860	169,044	192,880	365,708
Execution and clearance fees	111,788	102,659	85,917	96,305	124,433
Soft dollar and commission recapture	60,118	9,986	7,372	6,252	4,545
Payments for order flow	36,632	32,179	36,306	52,482	160,633
Communications and data processing	28,896	27,992	31,077	42,017	30,475
Depreciation and amortization	14,248	19,385	26,658	33,147	20,048
Occupancy and equipment rentals	16,841	17,449	21,554	21,290	16,679
Professional fees	14,926	10,993	16,384	13,461	18,352
Business development	8,269	7,160	6,852	9,580	13,140
Writedown of assets and lease loss accrual	3,810	16,508	15,423	17,658	—
International charges	—	—	31,221	—	—
Regulatory charges and related matters	79,342	—	—	—	—
Other	6,844	11,152	13,771	14,289	14,371

Total expenses	626,264	462,323	461,579	499,361	768,384

(Loss) income before income taxes, minority interest and discontinued operations	(514)	83,586	(63,591)	42,932	392,644
Income tax expense (benefit)	9,258	32,497	(20,139)	21,813	148,158

(Loss) income before minority interest and discontinued operations	(9,772)	51,089	(43,452)	21,119	244,486
Minority interest in consolidated subsidiaries	—	—	5,101	6,477	—

Net (loss) income from continuing operations	$(9,772)	$51,089	$(38,351)	$27,596	$244,486
Income (loss) from discontinued operations, net of tax	$100,904	$(13,016)	$(4,886)	$8,747	$15,030

Net income (loss)	$91,132	$38,073	$(43,237)	$36,343	$259,516

Basic earnings per share from continuing operations	$(0.09)	$0.46	$(0.32)	$0.22	$2.00

Diluted earnings per share from continuing operations	$(0.08)	$0.43	$(0.32)	$0.22	$1.93

Basic earnings per share from discontinued operations	$0.90	$(0.12)	$(0.04)	$0.07	$0.12

Diluted earnings per share from discontinued operations	$0.86	$(0.11)	$(0.04)	$0.07	$0.12

Basic earnings per share	$0.81	$0.34	$(0.36)	$0.29	$2.12

Diluted earnings per share	$0.77	$0.32	$(0.36)	$0.29	$2.05

Shares used in basic earnings per share calculations	112,423,158	112,023,419	120,771,786	123,796,181	122,520,733

Shares used in diluted earnings per share calculations	117,636,085	117,749,743	120,771,786	125,758,863	126,863,316

	December 31,
	2004 Restated	2003 Restated	2002 Restated*	2001 Restated*	2000 Restated*
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$445,539	$249,998	$236,629	$344,553	$322,131
Securities owned, held at clearing brokers, at market value	254,473	201,239	143,357	417,071	455,646
Investment in Deephaven sponsored funds	215,330	197,605	148,688	50,919	12,306
Assets within discontinued operations	—	2,938,223	2,411,285	1,928,946	1,466,688
Total assets	1,394,020	3,960,228	3,174,058	3,228,980	2,522,554
Securities sold, not yet purchased, at market value	221,421	173,119	84,715	343,908	228,595
Liabilities within discontinued operations	—	2,808,167	2,200,504	1,747,395	1,344,042
Total stockholders’ equity	851,202	787,096	753,832	831,667	773,779

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.
*	Total stockholders’ equity for 2002, 2001 and 2000 were reduced by $2.6 million, $2.6 million and $407,000, respectively, due to the restatement of the accounting for certain property leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Footnote 2 to the Consolidated Financial Statements, the Company’s Consolidated Statements of Financial Condition and the Company’s Consolidated Statements of Operations have been restated to reflect a change in accounting for certain property lease transactions. As applicable, this Item 7 has been revised to reflect these changes.

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

The following table sets forth the revenues, expenses excluding Regulatory charges and related matters, Writedown of assets and lease loss accrual and International charges (“Operating Expenses”) and income (loss) from continuing operations before Regulatory charges and related matters, Writedown of assets and lease loss accrual, International charges, income taxes and minority interest (“Pre-Tax Operating Earnings”) of our business segments and on a consolidated basis (as restated; in millions):

	2004	2003	2002
Equity Markets
Revenues	$531.7	$459.6	$348.8
Operating Expenses	461.8	387.8	355.3

Pre-Tax Operating Earnings	69.9	71.8	(6.5)

Asset Management
Revenues	78.2	58.4	38.8
Operating Expenses	48.6	28.9	22.8

Pre-Tax Operating Earnings	29.6	29.5	16.0

Corporate
Revenues	16.6	28.5	13.3
Operating Expenses	33.5	29.7	39.8

Pre-Tax Operating Earnings	(16.9)	(1.2)	(26.5)

Consolidated (1)
Revenues	625.8	545.9	398.0
Operating Expenses	543.2	445.8	415.0

Pre-Tax Operating Earnings	$82.6	$100.1	$(17.0)

(1)	Consolidated Revenues and Operating Expenses include the elimination of intercompany transactions between Equity Markets and Asset Management of $702,000, $657,000 and $2.9 million for 2004, 2003 and 2002, respectively.

Total revenues from continuing operations in 2004 increased 15% from 2003, while Operating Expenses from continuing operations increased 22%. Our Pre-Tax Operating Earnings from continuing operations decreased to $82.6 million in 2004, from $100.1 million in 2003. The Pre-Tax Operating Earnings for 2004 in our Asset Management business segment were consistent with 2003, while the Pre-Tax Operating Earnings from our Equity Markets business segment were lower than the prior year. Our Asset Management business segment was impacted by the growth in our assets under management offset, in part, by lower fund returns. Our Equity Markets business segment was affected by greater competition for broker-dealer client order flow, reduced revenue capture statistics and losses incurred from our expanded London operation. The results from our Corporate segment were negatively impacted by lower returns on our corporate investment in the Deephaven Funds.

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

Results of Operations

The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the years ended December 31,
	2004 Restated	2003 Restated	2002 Restated
Revenues
Net trading revenue	40.1%	53.3%	67.7%
Commissions and fees	44.1%	29.9%	19.0%
Asset management fees	12.4%	10.6%	8.7%
Interest and dividends, net	0.8%	0.7%	1.3%
Investment income and other	2.6%	5.5%	3.3%

Total revenues	100.0%	100.0%	100.0%

Expenses
Employee compensation and benefits	39.1%	37.9%	42.5%
Execution and clearance fees	17.9%	18.8%	21.6%
Soft dollar and commission recapture expense	9.6%	1.8%	1.9%
Payments for order flow	5.9%	5.9%	9.1%
Communications and data processing	4.6%	5.1%	7.8%
Depreciation and amortization	2.3%	3.6%	6.7%
Occupancy and equipment rentals	2.6%	3.2%	5.4%
Professional fees	2.4%	2.0%	4.1%
Business development	1.3%	1.3%	1.7%
International charges	0.0%	0.0%	7.8%
Writedown of assets and lease loss accrual	0.6%	3.1%	3.9%
Regulatory charges and related matters	12.7%	0.0%	0.0%
Other	1.1%	2.1%	3.5%

Total expenses	100.1%	84.7%	116.0%

Income (loss) from continuing operations before income taxes	-0.1%	15.3%	-16.0%
Income tax expense (benefit)	1.5%	6.0%	-5.2%

Income (loss) before minority interest and discontinued operations	-1.6%	9.4%	-10.9%
Minority interest in losses of consolidated subsidiaries	0.0%	0.0%	1.3%

Net income (loss) from continuing operations	-1.6%	9.4%	-9.6%
Income (loss) from discontinued operations, net of tax	16.1%	-2.3%	-1.3%

Net income (loss)	14.6%	7.0%	-10.9%

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

Depreciation and amortization expense, as restated, decreased 26.5% to $14.2 million in 2004, from $19.4 million in 2003. This decrease was primarily due to assets fully depreciating in the normal course of business, offset, in part, by the purchases of additional fixed assets during 2003 and 2004. Occupancy and equipment rentals expense, as restated, decreased 3.4% to $16.9 million in 2004, from $17.4 million in 2003.

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

Depreciation and amortization expense, as restated, decreased 27.3% to $19.4 million in 2003, from $26.7 million in 2002. This decrease was primarily due to the write-off of fixed assets over the prior two years as well as assets fully depreciating in the normal course of business, offset in part, by the purchases of additional fixed assets during 2003.

Occupancy and equipment rentals expense, as restated, decreased 19.0% to $17.4 million in 2003, from $21.6 million in 2002. This decrease was primarily attributable to the lease loss accruals recorded in 2002 and 2003 related to our excess real estate capacity.

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

Our effective income tax rates, from continuing operations, of 38.9% and (31.7%) for 2003 and 2002 respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes and non-deductible foreign losses.

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

GAAP Expenses to Operating Expenses

	For the year ended December 31, 2004 (as restated)
(in millions)	Equity Markets	Asset Management	Corporate	Total*
GAAP total expenses	$544.9	$48.6	$33.5	$626.3
Writedown of assets and lease loss accrual	3.8	—	—	3.8
Regulatory charges and related matters	79.3	—	—	79.3

Operating Expenses	$461.8	$48.6	$33.5	$543.2

	For the year ended December 31, 2003 (as restated)
	Equity Markets	Asset Management	Corporate	Total*
GAAP total expenses	$404.3	$28.9	$29.7	$462.3
Writedown of assets and lease loss accrual	16.5	—	—	16.5

Operating Expenses	$387.8	$28.9	$29.7	$445.8

	For the year ended December 31, 2002 (as restated)
	Equity Markets	Asset Management	Corporate	Total*
GAAP total expenses	$399.0	$22.9	$42.6	$461.6
Writedown of assets and lease loss accrual	12.5	0.1	2.8	15.4
International charges	31.2	—	—	31.2

Operating Expenses	$355.3	$22.8	$39.8	$415.0

*	GAAP total expenses include the elimination of intercompany transactions between Equity Markets and Asset Management of $702,000, $657,000 and $2.9 million for 2004, 2003 and 2002, respectively.

GAAP Pre-Tax Income to Pre-Tax Operating Earnings

	For the year ended December 31, 2004 (as restated)
(in millions)	Equity Markets	Asset Management	Corporate	Total
GAAP Pre-Tax Income	$(13.2)	$29.6	$(16.9)	$(0.5)
Writedown of assets and lease loss accrual	3.8	—	—	3.8
Regulatory charges and related matters	79.3	—	—	79.3

Pre-Tax Operating Earnings	$70.0	$29.6	$(16.9)	$82.7

	For the year ended December 31, 2003 (as restated)
	Equity Markets	Asset Management	Corporate	Total
GAAP Pre-Tax Income	$55.3	$29.5	$(1.2)	$83.6
Writedown of assets and lease loss accrual	16.5	—	—	16.5

Pre-Tax Operating Earnings	$71.8	$29.5	$(1.2)	$100.1

	For the year ended December 31, 2002 (as restated)
	Equity Markets	Asset Management	Corporate	Total
GAAP Pre-Tax Income	$(50.2)	$15.9	$(29.3)	$(63.6)
Writedown of assets and lease loss accrual	12.5	0.1	2.8	15.4
International charges	31.2	—	—	31.2

Pre-Tax Operating Earnings	$(6.5)	$16.0	$(26.5)	$(17.0)

Liquidity

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds of the sale of our Derivative Markets business segment. As of December 31, 2004, we had $1.4 billion in assets related to our continuing operations, 68% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. At December 31, 2004, the Company had net current assets from continuing operations, which consists of net assets readily convertible into cash, of approximately $402.1 million, as restated. Additionally, our investment in the Deephaven Funds was $215.3 million at December 31, 2004. The majority of this investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

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

(Loss) income before income taxes, minority interest and discontinued operations, as restated, was $(514,000), $83.6 million and $(63.6 million) for 2004, 2003 and 2002, respectively. Included in these balances were certain non-cash expenses such as depreciation and amortization and certain non-cash writedowns. Depreciation expense from continuing operations, as restated, was $13.6 million, $19.3 million and $26.7 million in 2004, 2003 and 2002, respectively. Amortization expense from continuing operations, which related to intangible assets, was $605,000, $48,000 and $0 during 2004, 2003 and 2002, respectively. Non-cash writedowns from continuing operations consisted of $1.2 million, $6.8 million and $27.4 million during 2004, 2003 and 2002, respectively, primarily related to costs associated with fixed assets no longer actively being used and impaired strategic investments.

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

Capital expenditures related to continuing operations, as restated, were $40.2 million, $6.4 million and $9.6 million during 2004, 2003 and 2002, respectively. Capital expenditures in 2004 primarily represented purchases of leaseholds and other fixed assets related to the build out of our new headquarters at 545 Washington Boulevard in Jersey City, NJ. We anticipate moving our Jersey City, NJ offices into our leased office space at 545 Washington Boulevard by the end of 2005. Currently, we estimate that we will spend approximately an additional $18 million related to this move, the majority of which will be for leasehold improvements that will be amortized over the remaining life of the lease, which ends in October 2021.

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

As registered broker-dealers, Knight Equity Markets, L.P. (“KEM”) and Knight Capital Markets LLC (“KCM”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM and KCM, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Additionally, Knight Equity Markets International Ltd. (“KEMIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. The following table sets forth the net capital levels and requirements for the following significant broker-dealer subsidiaries at December 31, 2004 (in millions) as filed in their respective regulatory filings:

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

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments, recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of our investment is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments are reviewed on an ongoing basis.

Investments that are classified as available-for-sale would be reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, within Accumulated other comprehensive income, net of tax on the Consolidated Statements of Financial Condition.

Investments, not recorded in the Company’s broker-dealer subsidiaries, which do not have a readily determinable fair value are recorded at amortized cost.

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

Writedown of Fixed Assets—Writedowns of fixed assets are recognized when it is determined that the fixed assets are impaired. The amount of the impairment is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a quarterly basis.

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

Consolidated Quarterly Results (unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2004 and 2003, respectively. In connection with the restatement discussed in Footnote 2 to the Consolidated Financial Statements, the Company’s Consolidated Quarterly Results have been amended to reflect a change in accounting for certain property lease transactions. As applicable, the table below has been revised to reflect these changes. In the opinion of our management, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (As Restated)*
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(in thousands)
REVENUES
Net trading revenue	$53,122	$35,907	$61,235	$100,728	$82,824	$86,070	$74,738	$47,305
Commissions and fees	72,206	58,599	68,569	76,638	54,827	41,788	38,288	28,244
Asset management fees	48,814	6,805	8,107	13,932	20,917	12,994	9,766	14,226
Interest and dividends, net	1,819	1,199	772	858	1,113	926	782	837
Investment income and other	9,618	(692)	1,354	6,164	10,978	7,577	4,392	7,317

Total revenues	185,579	101,818	140,037	198,320	170,659	149,355	127,966	97,929

EXPENSES
Employee compensation and benefits	76,086	50,109	53,250	65,104	56,363	58,283	48,355	43,860
Execution and clearance fees	23,301	22,043	28,682	37,762	31,980	25,682	24,042	20,954
Payments for order flow	9,215	4,555	9,843	13,018	10,175	9,453	7,016	5,534
Soft dollar and commission recapture expense	15,796	14,309	14,237	15,776	6,247	1,463	1,608	667
Communications and data processing	7,313	7,867	6,963	6,754	6,655	6,408	7,042	7,886
Depreciation and amortization	3,377	3,390	3,561	3,920	4,230	4,426	5,043	5,686
Occupancy and equipment rentals	3,960	4,151	4,388	4,352	4,314	4,236	4,682	4,218
Professional fees	3,357	4,258	3,951	3,353	1,980	1,657	3,646	3,710
Business development	2,347	2,054	1,825	2,043	2,190	1,342	1,767	1,861
Writedown of assets and lease loss accrual	312	874	2,624	—	(205)	—	—	16,713
Regulatory charges and related matters	142	—	79,200	—	—	—	—	—
Other	2,725	(820)	2,190	2,750	4,118	3,165	1,674	2,196

Total expenses	147,931	112,790	210,714	154,832	128,047	116,115	104,875	113,285

Income (loss) from continuing operations before income taxes	37,648	(10,972)	(70,677)	43,488	42,612	33,240	23,091	(15,356)
Income tax expense (benefit)	15,194	(4,367)	(19,080)	17,511	16,399	13,551	9,236	(6,702)

Net income (loss) from continuing operations	22,454	(6,605)	(51,597)	25,977	26,213	19,689	13,855	(8,654)
Income from discontinued operations, net of tax	85,954	5,344	3,737	5,868	(16,364)	3,802	824	(1,291)

Net (loss) income	$108,408	$(1,261)	$(47,860)	$31,845	$9,849	$23,491	$14,679	$(9,945)

Earnings per share from continuing operations	$0.19	$(0.06)	$(0.46)	$0.21	$0.22	$0.17	$0.12	$(0.08)

Earnings per share from discontinued operations	$0.74	$0.05	$0.03	$0.05	$(0.14)	$0.03	$0.01	$(0.01)

Earnings per share	$0.94	$(0.01)	$(0.42)	$0.26	$0.08	$0.20	$0.13	$(0.09)

*	- Certain prior quarter amounts have been reclassified to conform to current year presentation.

The following table discloses each of the balances, as originally reported, for the restated amounts in the Company’s unaudited Consolidated Quarterly Results for the quarterly periods in 2004 and 2003.

	Quarter Ended (As Originally Reported)
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Depreciation and amortization	3,325	3,338	3,511	3,871	4,181	4,378	4,999	5,643
Occupancy and equipment rentals	3,781	3,982	4,401	4,435	4,169	4,101	4,543	4,079
Total expenses	14,700	112,569	210,677	154,866	127,853	115,932	104,692	113,103
Income (loss) from continuing operations before income taxes	37,879	(10,751)	(70,640)	43,454	42,806	33,423	23,274	(15,174)
Income tax expense (benefit)	15,284	(4,281)	(19,059)	17,507	16,475	13,622	9,307	(6,631)
Net income (loss) from continuing operations	22,595	(6,470)	(51,581)	25,947	26,331	19,801	13,967	(8,543)
Net (loss) income	$108,549	$(1,126)	$(47,844)	$31,815	$9,967	$23,603	$14,791	$(9,834)

Earnings per share from continuing operations	$0.20	$(0.06)	$(0.46)	$0.21	$0.22	$0.17	$0.12	$(0.07)

Earnings per share	$0.94	$(0.01)	$(0.42)	$0.26	$0.08	$0.20	$0.13	$(0.09)

Item 8. Financial Statements and Supplementary Data

As discussed in Footnote 2 to the Consolidated Financial Statements, the Company’s Consolidated Statements of Financial Condition and the Company’s Consolidated Statements of Operations have been restated to reflect a change in accounting for certain property lease transactions. As applicable, this Item 8 has been revised to reflect these changes.

KNIGHT CAPITAL GROUP, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Knight Capital Group Inc.’s (“Knight”) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Knight Capital Group, Inc.

We have completed an integrated audit of Knight Capital Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knight Capital Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Footnote 2, the Company has restated its consolidated financial statements at December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 42, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New York, New York

March 15, 2005, except for the restatement described in Notes 2, 11, 12, 14, 16, 20 and 21 to the consolidated financial statements, as to which the date is August 8, 2005

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2004 Restated	December 31, 2003 Restated
Assets
Cash and cash equivalents	$445,539,282	$249,997,693
Securities owned, held at clearing brokers, at market value	254,473,209	201,238,570
Receivable from brokers and dealers	244,881,065	205,019,632
Investment in Deephaven sponsored funds	215,329,959	197,605,068
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $101,365,529 in 2004 and $90,254,137 in 2003	54,382,503	29,232,498
Strategic investments	29,266,796	20,496,876
Goodwill	19,182,248	16,665,074
Intangible assets, less accumulated amortization of $653,472 in 2004 and $48,000 in 2003	11,546,528	11,952,000
Assets within discontinued operations	—	2,938,222,972
Other assets	119,418,725	89,797,415

Total assets	$1,394,020,315	$3,960,227,798

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$221,420,569	$173,118,793
Payable to brokers and dealers	88,480,788	26,813,012
Accrued compensation expense	123,664,383	94,224,406
Liabilities within discontinued operations	—	2,808,166,744
Accrued expenses and other liabilities	109,252,681	70,808,941

Total liabilities	542,818,421	3,173,131,896

Commitments and contingent liabilities (Notes 12 and 18)

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 133,965,513 shares issued and 113,295,191 shares outstanding at December 31, 2004 and 128,187,060 shares issued and 115,110,555 shares outstanding at December 31, 2003	1,339,655	1,281,871
Additional paid-in capital	427,451,712	370,897,405
Retained earnings	587,152,786	496,020,880

Treasury stock, at cost; 20,670,322 shares at December 31, 2004 and	—	—
2004 and 13,076,505 shares at December 31, 2003	(147,636,413)	(68,795,258)
Unamortized stock-based compensation	(17,105,846)	(12,308,996)

Total stockholders’ equity	851,201,894	787,095,902

Total liabilities and stockholders’ equity	$1,394,020,315	$3,960,227,798

The accompanying notes are an integral part of these consolidated financial statements.

Knight Trading Group, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
	2004 Restated	2003 Restated	2002 Restated
Revenues
Net trading revenue	$250,992,997	$290,937,517	$269,323,042
Commissions and fees	276,010,852	163,147,122	75,599,328
Asset management fees	77,658,193	57,903,057	34,510,111
Interest and dividends, net	4,647,059	3,657,050	5,356,950
Investment income and other	16,441,253	30,264,016	13,199,010

Total revenues	625,750,354	545,908,762	397,988,441

Expenses
Employee compensation and benefits	244,549,546	206,860,453	169,044,065
Execution and clearance fees	111,787,940	102,658,908	85,917,235
Soft dollar and commission recapture expense	60,117,556	9,985,651	7,372,037
Payments for order flow	36,632,317	32,178,913	36,306,418
Communications and data processing	28,896,451	27,991,441	31,077,207
Depreciation and amortization	14,247,699	19,384,902	26,658,255
Occupancy and equipment rentals	16,852,358	17,449,489	21,553,867
Professional fees	14,914,772	10,993,116	16,383,570
Business development	8,268,973	7,159,726	6,852,300
International charges	—	—	31,220,875
Writedown of assets and lease loss accrual	3,810,453	16,507,981	15,422,860
Regulatory charges and related matters	79,341,732	—	—
Other	6,844,285	11,151,856	13,769,972

Total expenses	626,264,082	462,322,436	461,578,661

(Loss) income from continuing operations before income taxes	(513,728)	83,586,326	(63,590,220)
Income tax expense (benefit)	9,258,157	32,496,651	(20,139,368)

(Loss) income before minority interest and discontinued operations	(9,771,885)	51,089,675	(43,450,852)
Minority interest in losses of consolidated subsidiaries	—	—	5,100,497

Net (loss) income from continuing operations	(9,771,885)	51,089,675	(38,350,355)
Income (loss) from discontinued operations, net of tax	100,903,791	(13,016,202)	(4,886,091)

Net income (loss)	$91,131,906	$38,073,473	$(43,236,446)

Basic earnings per share from continuing operations	$(0.09)	$0.46	$(0.32)

Diluted earnings per share from continuing operations	$(0.08)	$0.43	$(0.32)

Basic earnings per share from discontinued operations	$0.90	$(0.12)	$(0.04)

Diluted earnings per share from discontinued operations	$0.86	$(0.11)	$(0.04)

Basic earnings per share	$0.81	$0.34	$(0.36)

Diluted earnings per share	$0.77	$0.32	$(0.36)

Shares used in basic earnings per share	112,423,158	112,023,419	120,771,786

Shares used in diluted earnings per share	117,636,085	117,749,743	120,771,786

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2003 and 2004 (AS RESTATED)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Unamortized Stock- based Compensation	Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount

Balance, January 1, 2002, as originally filed	124,158,570	$1,241,586	—	$—	$335,796,119	$504,472,861	$(672,763)	$(6,581,379)	$834,256,424

Impact of restatement adjustment, net of tax	—	—	—	—	—	(2,589,447)	—	—	(2,589,447)
Balance, January 1, 2002, as restated	124,158,570	1,241,586	—	—	335,796,119	501,883,414	(672,763)	(6,581,379)	831,666,977

Net Loss	—	—	—	—	—	(43,236,446)	—	—	(43,236,446)
Translation adjustment arising during period, net of taxes	—	—	—	—	—	—	—	3,212,494	3,212,494

Total comprehensive income						(43,236,446)		3,212,494	(40,023,952)
Common stock repurchased	—		(7,975,723)	(41,237,968)	—	—	—	—	(41,237,968)
Stock options exercised	57,250	573	—	—	410,615	—	—	—	411,188
Income tax benefit - stock awards exercised	—	—	—	—	98,645	—	—	—	98,645
Stock based compensation	489,467	4,894	1,128,256	5,814,676	2,967,013	(690,197)	(6,118,770)	—	1,977,616
Change in ownership of minority investors	—	—	—	—	939,034	—	—	—	939,034

Balance, December 31, 2002	124,705,287	1,247,053	(6,847,467)	(35,423,292)	340,211,426	457,956,771	(6,791,533)	(3,368,885)	753,831,540

Net Income, less loss on translation adjustment	—	—	—	—	—	41,442,358	—	—	41,442,358
Loss recognized on translation adjustment, net of taxes	—	—	—	—	—	(3,368,885)		3,368,885	—

Total comprehensive income						38,073,473		3,368,885	41,442,358
Common stock repurchased	—	—	(6,413,521)	(34,297,186)	—	—	—	—	(34,297,186)
Stock options exercised	2,598,861	25,989	—	—	14,977,298	—	—	—	15,003,287
Income tax benefit - stock awards exercised	—	—	—	—	7,433,289	—	—	—	7,433,289
Stock based compensation	882,912	8,829	184,483	925,220	8,275,392	(9,364)	(5,517,463)	—	3,682,614

Balance, December 31, 2003	128,187,060	1,281,871	(13,076,505)	(68,795,258)	370,897,405	496,020,880	(12,308,996)	—	787,095,902

Net Income	—	—	—	—	—	91,131,906	—	—	91,131,906
Common stock repurchased	—	—	(7,344,500)	(78,841,155)	—	—	—	—	(78,841,155)
Stock options exercised	4,527,202	45,272	—	—	27,163,276	—	—	—	27,208,548
Income tax benefit - stock awards exercised	—	—	—	—	11,392,768	—	—	—	11,392,768
Stock based compensation	1,251,251	12,512	(249,317)	—	17,998,263	—	(4,796,850)	—	13,213,925

Balance, December 31, 2004	133,965,513	$1,339,655	(20,670,322)	$(147,636,413)	$427,451,712	$587,152,786	$(17,105,846)	$—	$851,201,894

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004 Restated	2003 Restated	2002 Restated
Cash flows from operating activities
Net income (loss)	$91,131,906	$38,073,473	$(43,236,446)
Income (loss) from discontinued operations, net of taxes	100,903,791	(13,016,202)	(4,886,091)

(Loss) income from continuing operations, net of taxes	(9,771,885)	51,089,675	(38,350,355)

Adjustments to reconcile (loss) income from continuing operations, net of taxes to net cash provided by operating activities
Depreciation and amortization	14,247,699	19,384,902	26,658,255
Income tax benefit on stock awards exercised	11,392,768	7,433,289	98,645
Stock based compensation	10,003,722	2,787,656	1,977,618
Deferred income taxes	(8,509,592)	(1,561,197)	(3,672,435)
Writedown of assets and lease loss accrual	3,810,453	16,507,981	15,422,860
International charges	—	—	31,220,875
Minority interest in losses of consolidated subsidiaries	—	—	(5,100,496)
(Increase) decrease in operating assets
Securities owned	(53,234,639)	(57,861,893)	273,713,668
Receivable from brokers and dealers	(39,861,433)	(142,691,409)	254,262,595
Other assets	(11,535,788)	16,042,436	(46,398,279)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	48,301,776	88,403,414	(259,192,739)
Payable to brokers and dealers	61,667,776	(2,121,212)	(169,653,917)
Accrued compensation expense	29,029,978	43,755,914	732,751
Accrued expenses and other liabilities	(12,884,680)	4,336,103	(6,044,231)

Net cash provided by operating activities	42,656,155	45,505,659	75,674,815

Cash flows from investing activities
Proceeds from sale of Derivative Markets business	230,380,605	—	—
Purchases of fixed assets and leasehold improvements	(40,184,593)	(6,405,411)	(9,611,184)
Investment in Deephaven sponsored funds	(17,724,890)	(48,917,063)	(97,768,807)
(Purchases of) proceeds from strategic investments	(8,967,094)	(2,604,114)	1,324,993
Purchase of business, net of cash acquired	—	(11,373,570)	—

Net cash provided by (used in) investing activities	163,504,028	(69,300,158)	(106,054,998)

Cash flows from financing activities
Stock options exercised	27,192,742	14,865,537	411,188
Cost of common stock repurchased	(78,841,155)	(34,297,186)	(41,237,968)
Purchase of shares from minority investors in Knight Roundtable Europe Limited	(2,500,000)	—	—

Net cash used in financing activities	(54,148,413)	(19,431,649)	(40,826,780)

Increase (decrease) in cash and cash equivalents	152,011,770	(43,226,148)	(71,206,963)
Net cash provided by (used in) discontinued operations	43,529,819	56,594,666	(36,716,732)
Cash and cash equivalents at beginning of the year	249,997,693	236,629,175	344,552,870

Cash and cash equivalents at end of the year	$445,539,282	$249,997,693	$236,629,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$339,231	$123,893	$242,671

Cash paid for income taxes	$26,917,732	$21,391,344	$12,379,867

Supplemental disclosure of noncash investing activities
Goodwill		$869,583
Intangible assets		11,300,000
Other assets		5,714,261
Receivable from brokers and dealers		6,497,124
Accrued compensation expense		(2,280,533)
Other net liabilities		(10,726,865)

Cash paid for purchase of business, net of cash acquired		$11,373,570

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Equity Markets and Asset Management, and a Corporate segment. The Company’s operating business segments from continuing operations comprise the following operating subsidiaries:

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

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments, recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of the Company’s investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments are reviewed by management on an ongoing basis.

Investments that are classified as available-for-sale would be reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, within Accumulated other comprehensive income, net of tax on the Consolidated Statements of Financial Condition.

Investments not recorded in the Company’s broker-dealer subsidiaries which do not have a readily determinable fair value, are recorded at amortized cost.

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

Depreciation, amortization and occupancy

Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the lease term or the expected useful life of the assets. The Company records rent expense on a straight-line basis over the lives of the leases. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service.

Writedown of fixed assets

Writedowns of fixed assets are recognized when it is determined that the fixed assets are impaired. The amount of the impairment writedown is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a quarterly basis.

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

Income taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings. Net deferred tax assets and liabilities are included in Other assets and Accrued expenses and other liabilities, respectively on the Consolidated Statements of Financial Condition.

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share amounts for the years ended December 31, 2004, 2003 and 2002, respectively, would have been as follows (as restated; in millions, except per share data):

	2004	2003	2002
Net income (loss), as reported	$91.1	$38.1	$(43.2)
Pro forma compensation expense determined under fair value based method, net of tax	(6.7)	(9.4)	(12.6)
Pro forma net income (loss)	84.4	28.7	(55.8)
Basic earnings per share, as reported	0.81	0.34	(0.36)
Diluted earnings per share, as reported	0.77	0.32	(0.36)
Pro forma basic earnings per share	0.75	0.26	(0.46)
Pro forma diluted earnings per share	0.72	0.24	(0.46)

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

Restatement of 2004, 2003 and 2002 financial statements

In connection with the preparation of its June 30, 2005 interim financial statements, the Company determined that there were errors in how it accounted for certain property leases that included fixed rent escalations, lease incentives and free rent periods over the lease term. In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as clarified by the Emerging Issues Task Force and Financial Accounting Standards Board Technical Bulletins, rent expense under operating leases with fixed rent escalations and lease incentives should be recognized on a straight-line basis over the lease term, and straight-line rent expense should begin to be recorded when the lessee takes possession of or controls the use of the space, including during free rent periods. The Company incorrectly accounted for certain leases by recognizing rent expense only when the rental payments were due to be paid and by recording lease incentives as reductions to leasehold improvements. These financial statements are being restated to properly account for these leases.

The primary impact of the restatement to the Company’s previously issued financial statements is an increase in Occupancy and equipment rentals expense and Accrued expenses and other liabilities. The Finance and Audit Committee of the Board of Directors of the Company, which met on July 11, 2005, has concurred with Management’s recommendation that the Company should restate its audited financial statements for the years ended December 31, 2004, 2003 and 2002, included in the Company’s 2004 Annual Report on Form 10-K, and its interim financial statements included in the Company’s Form 10-Q for the quarterly period ended March 31, 2005. As audited income statements prior to January 1, 2002 are not presented in the 2004 Annual Report on Form 10-K/A, the cumulative net income adjustment for all periods prior to January 1, 2002 is recorded in the Company’s beginning retained earnings in the restated financial statements for the year ended December 31, 2002. For all periods prior to January 1, 2002, cumulative net income was reduced by $2.6 million. This filing includes the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002 and related disclosures to the consolidated financial statements. The lease accounting adjustments do not affect the Company’s historical reported net cash flows or revenues.

The following table isolates each of the restated amounts in the Company’s Consolidated Statements of Financial Condition as of December 31, 2004 and 2003, and the Company’s Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Financial Condition

	December 31, 2004		December 31, 2003
	As restated	As originally reported	As restated	As originally reported
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	$54,382,503	$54,024,186	$29,232,498	$28,741,113
Receivable from discontinued operations	—	—	—	43,529,819
Other assets	119,418,725	117,305,578	89,797,415	87,879,509
Total assets	1,394,020,315	1,391,548,851	3,960,227,798	4,001,348,326
Accrued expenses and other liabilities	109,252,681	103,485,220	70,808,941	65,363,774
Liabilities within discontinued operations	—	—	2,808,166,744	2,851,696,563
Total liabilities	542,818,421	537,050,960	3,173,131,896	3,211,216,548
Retained earnings	587,152,786	590,448,783	496,020,880	499,056,756
Total stockholders’ equity	851,201,894	854,497,891	787,095,902	790,131,778
Total liabilities and stockholders’ equity	1,394,020,315	1,391,548,851	3,960,227,798	4,001,348,326

Consolidated Statements of Operations

	For the year ended December 31, 2004		For the year ended December 31, 2003		For the year ended December 31, 2002
	As restated	As originally reported	As restated	As originally reported	As restated	As originally reported
Depreciation and amortization	$14,247,699	$14,045,623	$19,384,902	$19,201,293	$26,658,255	$26,488,123
Occupancy and equipment rentals	16,852,358	16,599,072	17,449,489	16,892,380	21,553,867	21,671,223
Total expenses	626,264,082	625,808,720	462,322,436	461,581,718	461,578,661	461,525,885

(Loss) income from continuing operations before income taxes	(513,728)	(58,366)	83,586,326	84,327,044	(63,590,220)	(63,537,444)
Income tax expense (benefit)	9,258,157	9,453,398	32,496,651	32,785,722	(20,139,368)	(20,081,374)
(Loss) income before minority interest and discontinued operations	(9,771,885)	(9,511,764)	51,089,675	51,541,322	(43,450,852)	(43,456,070)
Net (loss) income from continuing operations	(9,771,885)	(9,511,764)	51,089,675	51,541,322	(38,350,355)	(38,355,573)
Net income (loss)	91,131,906	91,392,027	38,073,473	38,525,120	(43,236,446)	(43,241,664)

3. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	December 31, 2004	December 31, 2003
Securities owned:
Equities	$245.5	$190.0
U.S. government obligations	9.0	11.2

	$254.5	$201.2

Securities sold, not yet purchased:
Equities	$221.4	$173.1

	$221.4	$173.1

4. Receivable from/Payable to Brokers and Dealers

At December 31, 2004 and 2003, amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	December 31, 2004	December 31, 2003
Receivable:
Clearing brokers	$141.0	$180.9
Securities failed to deliver	64.5	19.5
Securities borrowed	35.0	1.5
Other	4.4	3.0

	$244.9	$205.0

Payable:
Clearing brokers	$47.7	$15.0
Securities failed to receive	40.7	11.6
Other	0.1	0.1

	$88.5	$26.8

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

Strategic investments, which primarily include the Company’s investments in the Nasdaq Stock Market, Inc. (“Nasdaq”) and the International Securities Exchange, Inc. (“ISE”), are reviewed on an ongoing basis to ensure that the fair values of the investment have not been impaired. In accordance with this policy, the Company wrote down its investment in Nasdaq, to fair value, resulting in an impairment charge of $6.8 million in the first quarter of 2003.

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

December 31, 2003
Cash and cash equivalents	$12.2

Securities owned, held at clearing brokers, at market value	2,823.9
Receivable from brokers and dealers	64.8
Other assets	37.3

Total assets within discontinued operations	$2,938.2

Securities sold, not yet purchased	$2,485.0
Accrued compensation expense	22.4
Payable to brokers and dealers	286.9
Accrued expenses and other liabilities	13.8

Total liabilities within discontinued operations	$2,808.2

11. Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following (in millions):

		December 31,
	Depreciation Period	2004 Restated	2003 Restated
Computer hardware and software	3 years	$90.1	$80.2
Leasehold improvements	Life of Lease	47.4	18.6
Telephone systems	5 years	7.6	5.6
Furniture and fixtures	7 years	7.0	5.9
Trading systems	5 years	1.8	1.8
Equipment	5 years	1.8	7.4

		155.8	119.5
Less—Accumulated depreciation and amortization		101.4	90.2

		$54.4	$29.2

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed rent escalation clauses. Rental expense, from continuing operations, under the office leases, as restated, was $10.4 million, $9.9 million and $13.0 million in 2004, 2003 and 2002, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2004, 2003 and 2002 (in millions, except per share data):

	For the years ended December 31,
	2004		2003		2002
	Numerator / net income Restated	Denominator / shares	Numerator / net income Restated	Denominator / shares	Numerator / net (loss) Restated	Denominator / shares
Income (loss) and shares used in basic calculations	$91.1	112.4	$38.1	112.0	$(43.2)	120.8
Effect of dilutive stock based awards	—	5.2	—	5.7	—	—

Income (loss) and shares used in diluted calculations	$91.1	117.6	$38.1	117.7	$(43.2)	120.8

Basic earnings per share		$0.81		$0.34		$(0.36)

Diluted earnings per share		$0.77		$0.32		$(0.36)

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

The provision (benefit) for income taxes consists of :

	2004 Restated	2003 Restated	2002 Restated
Current:
U.S. federal	$15,206,032	$28,830,944	$(19,418,669)
U.S. state and local	2,561,717	5,226,905	1,485,156

	17,767,749	34,057,849	(17,933,513)

Deferred:
U.S. federal	(6,478,044)	(868,310)	1,381,304
U.S. state and local	(2,031,548)	(692,888)	(3,587,159)

	(8,509,592)	(1,561,198)	(2,205,855)

Provision (benefit) for income taxes	$9,258,157	$32,496,651	$(20,139,368)

The following table reconciles income tax at the U.S. federal statutory rate to the Company’s income tax expense (benefit):

	2004 Restated	2003 Restated	2002 Restated
Income tax at the U.S. federal statutory rate	$(179,805)	$29,255,214	$(22,256,577)
U.S. state and local income tax (benefit), net of U.S. federal income tax effect	343,633	2,921,626	(1,310,271)
Non-U.S. operations	—	—	1,779,048
Nondeductible charges	9,564,961	1,011,925	317,687
Other, net	(470,632)	(692,114)	1,330,745

Income tax (benefit)	$9,258,157	$32,496,651	$(20,139,368)

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004, 2003 and 2002 are as follows:

	2004 Restated	2003 Restated	2002 Restated
Deferred tax assets:
Employee compensation and benefit plans	$13,105,246	$4,004,685	$1,251,164
Fixed assets and other amortizable assets	9,661,470	8,289,555	7,151,621
Reserves	8,424,607	9,201,229	7,413,823
Valuation of investments	2,703,355	2,791,714	504,946
State net operating loss carryforwards, net of federal	3,320,831	2,720,220	2,499,216

Total deferred tax assets	37,215,509	27,007,403	18,820,770

Deferred tax liabilities:
Valuation of investments	10,913,634	9,215,120	2,589,685

Total deferred tax liabilities	10,913,634	9,215,120	2,589,685

Net deferred tax assets	$26,301,875	$17,792,283	$16,231,085

At December 31, 2004, the Company had net operating loss carryforwards for state income tax purposes. The estimated amount of such carryforwards ranged by jurisdiction up to approximately $80 million. These state net operating loss carryforwards expire in 2011 and 2012.

17. Long-Term Incentive Plans

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan and the Knight Capital Group, Inc. 2003 Equity Incentive Plan (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of the Company. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units (collectively, the “awards”), as defined by the Plans. The maximum number of shares of Class A Common Stock reserved for the grant of options and awards under the Plans is now 37,819,000, subject to adjustment, of which, 8,259,980 are available for grant at December 31, 2004. In addition, the Plans limit the number of options or shares that may be granted to a single individual and the Plans also limit the number of shares of restricted stock that may be awarded. See the table below for a reconciliation of activity of the Plans and awards available for future grants.

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

The following table sets forth the net capital levels and requirements for the following significant broker-dealer subsidiaries at December 31, 2004 as filed in their respective regulatory filings (in millions):

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

The Company’s revenues, (loss) income from continuing operations before income taxes and minority interest and total assets by segment are summarized below (as restated; amounts in millions).

	Equity Markets[1]	Asset Management	Corporate	Eliminations[2]	Consolidated Total
For the year ended December 31, 2004:
Revenues	$531.7	$78.2	$16.6	$(0.7)	$625.8
(Loss) income from continuing operations before income taxes	(13.2)	29.6	(16.9)	—	(0.5)
Total assets[3]	797.9	76.8	519.3	—	1,394.0

For the year ended December 31, 2003:
Revenues	$459.6	$58.4	$28.5	$(0.6)	$545.9
Income (loss) from continuing operations before income taxes	55.3	29.5	(1.2)	—	83.6
Total assets[3]	706.7	39.6	275.6	—	1,022.0

For the year ended December 31, 2002:
Revenues	$348.8	$38.8	$13.3	$(2.9)	$398.0
(Loss) income from continuing operations before income taxes	(50.2)	15.9	(29.3)	—	(63.6)
Total assets[3]	480.3	36.4	245.4	—	762.1

[1] -	(Loss) income from continuing operations before income taxes (“Pre-tax income”) for the year ended December 31, 2004 includes $3.8 million in Writedown of assets and lease loss accrual (described in Footnote 9) and $79.3 million in Regulatory charges and related matters (described in Footnote 13). Pre-tax income for December 31, 2003 includes $16.5 million in Writedown of assets and lease loss accrual. Pre-tax income for December 31, 2002 includes $31.2 million and $12.5 million in International charges and Writedown of assets and lease loss accrual, respectively (described in Footnotes 8 and 9, respectively).
[2] -	Eliminations primarily represent management fees earned by certain of the Company’s subsidiaries for management services provided to other subsidiaries.
[3] -	Total assets do not include Assets within discontinued operations of $2.94 billion and $2.41 billion at December 31, 2003 and 2002, respectively.

21. Condensed Financial Statements of Knight Capital Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

Knight Capital Group, Inc. (parent only)

	December 31, 2004 Restated	December 31, 2003 Restated
Assets
Cash and cash equivalents	$207,502,727	$27,478,567
Securities owned, at market value	8,895,742	11,145,841
Investments in subsidiaries, equity method	660,175,749	688,614,188
Investments in Deephaven sponsored funds	59,666,741	36,167,366
Strategic investments	9,682,070	2,757,337
Receivable from subsidiaries	—	45,627,072
Other assets	28,320,343	182,664

Total assets	$974,243,372	$811,973,035

Liabilities and Stockholders’ Equity
Liabilities
Accrued compensation expense	$21,423,293	$13,471,543
Accrued expenses and other liabilities	2,539,649	2,283,450
Payable to subsidiaries	52,964,083	—
Income taxes payable	46,114,453	9,122,140

Total liabilities	123,041,478	24,877,133
Total stockholders’ equity	851,201,894	787,095,902

Total liabilities and stockholders’ equity	$974,243,372	$811,973,035

The accompanying notes are an integral part of these condensed financial statements.

Statements of Operations

Knight Capital Group, Inc. (parent only)

	For the years ended December 31,
	2004 Restated	2003 Restated	2002 Restated
Revenues
Equity earnings (losses) of subsidiaries	$87,523,708	$27,119,304	$(42,377,623)
Corporate management fees	29,445,158	24,432,677	34,240,628
Investment income and other	7,359,866	17,029,237	9,952,197

Total revenues	124,328,732	68,581,218	1,815,202

Expenses
Compensation expense	22,175,453	20,279,738	22,903,028
Professional fees	4,873,597	3,840,406	6,386,355
Business development	2,001,365	2,218,373	3,512,812
International charges	—	—	3,967,264
Other	4,498,769	3,552,477	7,392,619

Total expenses	33,549,184	29,890,994	44,162,078

Income (loss) before income taxes	90,779,548	38,690,224	(42,346,876)
Income tax (benefit) expense	(352,358)	616,751	889,570

Net income (loss)	$91,131,906	$38,073,473	$(43,236,446)

The accompanying notes are an integral part of these condensed financial statements.

Statements of Cash Flows

Knight Capital Group, Inc. (parent only)

	For the year ended December 31,
	2004 Restated	2003 Restated	2002 Restated
Cash flows from operating activities
Net income (loss)	$91,131,906	$38,073,473	$(43,236,446)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity earnings of subsidiaries	(87,523,708)	(27,119,304)	42,377,623
Income tax credit from stock options exercised	11,392,768	7,433,289	98,645
Stock based compensation	2,932,288	1,193,725	1,977,616
Amortization	23,333	—	—
International charges	—	—	3,967,264
(Increase) decrease in operating assets
Securities owned	2,250,099	1,723,427	13,535,707
Receivable from subsidiaries	45,627,072	(45,898,322)	31,149,230
Income taxes receivable	—	22,327,416	(22,327,416)
Other assets	(28,144,909)	25,891,868	(3,593,196)
Increase (decrease) in operating liabilities
Accrued compensation expense	7,951,750	2,759,123	(2,055,042)
Accrued expenses and other liabilities	256,199	(418,469)	(856,725)
Payable to subsidiaries	54,370,363	(10,232,621)	10,232,621
Income taxes payable	36,992,313	9,122,140	(1,621,256)

Net cash provided by operating activities	137,259,474	24,855,745	29,648,625

Cash flows from investing activities
Investment in Deephaven sponsored funds	(23,499,375)	112,520,639	(148,688,005)
Purchases, net of proceeds, from strategic investments	(6,924,733)	(532,379)	(2,224,958)
Dividends received from subsidiaries	138,349,426	58,810,327	208,150,242
Capital contributions to subsidiaries	(13,512,219)	(176,141,254)	(29,799,939)

Net cash provided by (used in) investing activities	94,413,099	(5,342,667)	27,437,340

Cash flows from financing activities
Stock options exercised	27,192,742	15,003,287	411,188
Cost of common stock repurchased	(78,841,155)	(34,297,186)	(41,237,968)

Net cash (used in) financing activities	(51,648,413)	(19,293,899)	(40,826,780)

Increase in cash and cash equivalents	180,024,160	219,179	16,259,185
Cash and cash equivalents at beginning of the year	27,478,567	27,259,388	11,000,203

Cash and cash equivalents at end of the year	$207,502,727	$27,478,567	$27,259,388

Supplemental disclosure of cash flow information:
Cash paid for interest	$189,241	$106,353	$242,273

Cash paid for income taxes	$26,917,732	$21,391,344	$12,379,867

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

(Parent Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A. General

The condensed financial statements of Knight Capital Group, Inc. (parent only; the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

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

(b) Management’s Report on Internal Control Over Financial Reporting. See report included in Item 8 of this Annual Report on Form 10-K/A.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Knight’s internal control over financial reporting.

As indicated in Footnote 2 of the Consolidated Financial Statements, the Company has restated its financial statements to correct its method of accounting for certain property lease transactions. In coming to the conclusion that the Company’s disclosure controls and procedures and the internal control over financial reporting were effective as of December 31, 2004, management considered the guidance in the Public Company Accounting Oversight Board Standard (“PCAOB”) No. 2; the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality”.

Management’s evaluation of the impact of the lease accounting errors took into consideration the following: (i) as of December 31, 2004, the Company had no other significant deficiencies in disclosure controls or procedures, internal controls over financial reporting or the selection and application of accounting policies; (ii) the restatement adjustment to post-tax GAAP net income is not material to interim or annual financial statements for the years ended December 31, 2004, 2003 or 2002; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net earnings. Based on our review and analysis, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness and that when aggregated with other deficiencies did not constitute a material weakness.

PART III—ITEMS 10, 11, 12, 13 and 14

The Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this amended Annual Report on Form 10-K/A pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”

(c) INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
2.1	Agreement and Plan of Merger, dated as of November 17, 1999, by and among KT Holding Company, a Delaware corporation, KT Acquisition I Corp., a Delaware corporation, AH Acquisition I L.L.C., a Delaware limited liability company, Knight/Trimark Group, Inc., a Delaware corporation, Arbitrade Holdings LLC, a Delaware limited liability company, Tarmachan Capital Management, Inc., Tarmachan Capital Co., Deephaven, Inc., Gildor Trading, Inc., Irvin Kessler, Efraim Gildor, Peter Hajas, Merrill Ferguson and Mark Lyons, as amended by Amendment Number One thereto on December 14, 1999 (without exhibits). (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000.)

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
2.2	Asset Purchase Agreement, dated as of August 8, 2004, by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC. (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2004).

2.3	Amendment No. 1 to the Asset Purchase Agreement by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC dated December 9, 2004. (Incorporated herein by reference to Exhibit 2.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), December 15, 2004).

3.1	Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000.)

3.2**	Amended and Restated By-Laws of the Registrant dated January 19, 2005 (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated March 15, 2005.)

10.1	Lease Agreement between Newport L.P.-I, Inc. and Knight Securities, L.P. dated December 6, 1994 (the “Knight Lease Agreement”) for office space situated in Newport Office Tower, 525 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.3 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.2	Amendment to the Knight Lease Agreement, dated May 28, 1996. (Incorporated herein by reference to Exhibit 10.4 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.3	Second Amendment to the Knight Lease Agreement, dated September 30, 1997. (Incorporated herein by reference to Exhibit 10.5 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.4	Third Amendment to the Knight Lease Agreement, dated March 18, 1998. (Incorporated herein by reference to Exhibit 10.6 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.5	Lease Agreement between Nestle USA, Inc. and Trimark Securities L.P., dated March 20, 1996, for the office space situated at 100 Manhattanville Road, Purchase, New York 10577. (Incorporated herein by reference to Exhibit 10.7 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.6	License Agreement between Automated Securities Clearance, Ltd. and Knight Securities, L.P., dated April 5th, 1995. (Incorporated herein by reference to Exhibit 10.8 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.7	Master Program Product License Agreement between TCAM Systems, Inc. and Trimark Securities, Inc. dated May 1, 1990. (Incorporated herein by reference to Exhibit 10.9 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.8*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.9*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.10	Form of Contribution Agreement. (Incorporated herein by reference to Exhibit 10.19 to Amendment 6 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on July 6, 1998.)

10.11	Clearing Agreement between Knight Securities, L.P. and Broadcort Capital Corp. (the “Knight Clearing Agreement”), dated September 28, 1999. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999.)

10.12	Amendment to the Knight Clearing Agreement, dated October 18, 1999. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999.)

10.13	Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002.)

10.14	Form of Indemnification Contract entered into by the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.15*	Separation and Release Agreement, dated June 11, 2003, between Anthony M. Sanfilippo and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.27 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.16*	Amended and Restated 2003 Equity Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.17*	Employment Agreement, dated as of May 30, 2002, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.01 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2002.)

10.18	U.S. Securities and Exchange Commission Order (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004.)

10.19	NASD Letter of Acceptance, Waiver and Consent (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004.)

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.20	Option Agreement among Deephaven Holdings, LLC, Deephaven Capital Management, LLC, Knight Capital Group, Inc., KFP Holdings I LLC and Colin Smith, Matthew Halbower and Shailesh Vasundhra, dated October 21, 2003 (Incorporated herein by reference to Exhibit 10.20 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated March 15, 2005.).

21.1	Subsidiaries of the Registrant as of December 31, 2004 (Incorporated herein by reference to Exhibit 21.1 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated March 15, 2005.).

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 8th day of August, 2005.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Joyce and John B. Howard, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this amended Annual Report on Form 10-K/A and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

Name	Title	Date
/s/ THOMAS M. JOYCE Thomas M. Joyce	Chairman of the Board and Chief Executive Officer	August 8, 2005

/s/ JOHN B. HOWARD John B. Howard	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2005

/s/ CHARLES V. DOHERTY Charles V. Doherty	Director	August 8, 2005

/s/ WILLIAM L. BOLSTER William L. Bolster	Director	August 8, 2005

/s/ GARY R. GRIFFITH Gary R. Griffith	Director	August 8, 2005

/s/ ROBERT M. LAZAROWITZ Robert M. Lazarowitz	Director	August 8, 2005

/s/ THOMAS C. LOCKBURNER Thomas C. Lockburner	Director	August 8, 2005

/s/ JAMES T. MILDE	Director	August 8, 2005
James T. Milde

/s/ RODGER O. RINEY Rodger O. Riney	Director	August 8, 2005