Form 10-Q/A
period 2005-03-31
KNIGHT CAPITAL GROUP, INC.
filed 2005-08-09
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

2005 Restatement - Explanatory Note

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q is being filed to amend and reflect the restatement of its interim financial statements for the quarterly period ended March 31, 2005.

In connection with the preparation of its June 30, 2005 interim financial statements, the Company determined that there were errors in how it accounted for certain property leases that included fixed rent escalations, lease incentives and free rent periods over the lease term (“Lease Accounting Adjustments”). In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as clarified by the Emerging Issues Task Force and Financial Accounting Standards Board Technical Bulletins, rent expense under operating leases with fixed rent escalations and lease incentives should be recognized on a straight-line basis over the lease term, and straight-line rent expense should begin to be recorded when the lessee takes possession of or controls the use of the space, including during free rent periods. The Company incorrectly accounted for certain leases by recognizing rent expense only when the rental payments were due to be paid and by recording lease incentives as reductions to leasehold improvements. The financial statements are being restated to properly account for these leases. The primary impact of the Lease Accounting Adjustments to the Company’s previously issued financial statements included in its Form 10-Q for the quarterly period ended March 31, 2005 is an increase in Occupancy and equipment rentals expense and Accrued expenses and other liabilities. Please see Footnote 2 to the Company’s consolidated financial statements for additional discussion.

In addition, the Company is changing the accounting presentation of certain balances within Receivable from brokers and dealers and Payable to brokers and dealers as of March 31, 2005. This adjustment relates to the accounting for unsettled transactions in European equities recorded in our U.K. operations (“European Adjustment”). Receivables and payables related to unsettled European equity transactions were previously recorded as gross amounts in accordance with local U.K. accounting practice. In the U.S., the Company records all receivables and payables related to unsettled equity transactions on a net basis. In order to maintain consistency with the accounting for unsettled U.S. equity transactions, the Company will now record receivables and payables related to unsettled European equity transactions on a net basis. The primary impact of the European Adjustment to the Company’s previously issued financial statements included in its Form 10-Q for the quarterly period ended March 31, 2005 is an offsetting reduction of Receivables from brokers and dealers and Payables to brokers and dealers.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and any disclosures to reflect events that occurred at a later date have not been updated. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the Securities and Exchange Commission (“SEC”) subsequent to the date of the original filing. In accordance with the rules of the SEC, the affected items of the Form 10-Q, Items 1, 2 and 4 of Part I are being amended and restated in their entirety. Except as described above, no other amendments are being made to the Quarterly Report on Form 10-Q. This Form 10-Q/A does not reflect events occurring after the original filing or substantively modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments described above. In addition, pursuant to the rules of the SEC, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

On May 11, 2005, the Company changed its name from Knight Trading Group, Inc. to Knight Capital Group, Inc. All references to Knight Trading Group, Inc. in the Company’s Quarterly Report on Form 10-Q have been changed to Knight Capital Group, Inc. in this Form 10-Q/A.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q/A QUARTERLY REPORT

For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

As discussed in Footnote 2 to the Consolidated Financial Statements, the Company’s Consolidated Statements of Financial Condition and the Company’s Consolidated Statements of Operations have been restated to reflect a change in accounting for certain property lease transactions and an adjustment to the Company’s Receivables from and Payables to brokers and dealers. As applicable, this Item 1 has been revised to reflect these changes.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2005 Restated	2004 Restated
REVENUES
Net trading revenue	$37,421,828	$100,727,855
Commissions and fees	70,116,011	76,637,524
Asset management fees	17,880,667	13,932,132
Interest and dividends, net	2,339,800	857,962
Investment income and other	9,798,564	6,163,997

Total revenues	137,556,870	198,319,470

EXPENSES
Employee compensation and benefits	56,857,441	65,103,791
Execution and clearance fees	23,546,783	37,762,298
Soft dollar and commission recapture expense	15,484,575	15,775,915
Payments for order flow	7,404,075	13,018,439
Communications and data processing	7,813,959	6,753,777
Depreciation and amortization	4,302,413	3,919,686
Occupancy and equipment rentals	4,122,656	4,352,022
Professional fees	3,776,416	3,353,024
Business development	1,293,336	2,042,971
Other	2,653,746	2,749,333

Total expenses	127,255,400	154,831,256

Income from continuing operations before income taxes	10,301,470	43,488,214
Income tax expense	4,281,491	17,510,586

Net income from continuing operations	6,019,979	25,977,628
(Loss) income from discontinued operations, net of tax	(265,927)	5,867,771

Net income	$5,754,052	$31,845,399

Basic earnings per share from continuing operations	$0.06	$0.23

Diluted earnings per share from continuing operations	$0.05	$0.21

Basic and diluted earnings per share from discontinued operations	$—	$0.05

Basic earnings per share	$0.05	$0.28

Diluted earnings per share	$0.05	$0.26

Shares used in computation of basic earnings per share	108,858,845	113,473,360

Shares used in computation of diluted earnings per share	112,409,158	121,988,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2005 Restated	December 31, 2004
ASSETS

Cash and cash equivalents	$232,633,119	$445,539,282
Securities owned, held at clearing brokers, at market value	279,860,044	254,473,209
Receivable from brokers and dealers	174,404,534	244,881,065
Investment in Deephaven sponsored funds	315,157,464	215,329,959
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	63,260,267	54,382,503
Strategic investments	67,996,445	29,266,796
Goodwill	19,182,248	19,182,248
Intangible assets, less accumulated amortization	11,391,111	11,546,528
Other assets	69,512,839	119,418,725

Total assets	$1,233,398,071	$1,394,020,315

LIABILITIES & STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, not yet purchased, at market value	$226,027,863	$221,420,569
Payable to brokers and dealers	61,514,114	88,480,788
Accrued compensation expense	49,226,779	123,664,383
Accrued expenses and other liabilities	66,215,082	109,252,681

Total liabilities	402,983,838	542,818,421

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 138,119,863 shares issued and 110,741,677 shares outstanding at March 31, 2005 and 133,965,513 shares issued and 113,295,191 shares outstanding at December 31, 2004	1,381,199	1,339,655
Additional paid-in-capital	463,946,314	427,451,712
Retained earnings	592,906,838	587,152,786
Treasury stock, at cost; 27,378,186 shares at March 31, 2005 and 20,670,322 shares at December 31, 2004	(216,604,389)	(147,636,413)
Accumulated other comprehensive income, net of tax	23,886,641	—
Unamortized stock-based compensation	(35,102,370)	(17,105,846)

Total stockholders’ equity	830,414,233	851,201,894

Total liabilities and stockholders’ equity	$1,233,398,071	$1,394,020,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2005 Restated	2004 Restated
Cash flows from operating activities
Net income	$5,754,052	$31,845,399
(Loss) income from discontinued operations, net of tax	(265,927)	5,867,771

Income from continuing operations, net of tax	6,019,979	25,977,628

Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	4,302,413	3,919,686
Income tax benefit on stock awards exercised	3,822,249	2,153,142
Stock based compensation	2,946,743	1,902,778
Unrealized (gain) loss on strategic investments	(280,432)	(100,249)
(Increase) decrease in operating assets
Securities owned	(25,386,835)	(124,684,970)
Receivable from brokers and dealers	70,476,531	28,315,261
Other assets	33,445,613	750,409
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	4,607,294	97,381,978
Payable to brokers and dealers	(26,966,674)	12,077,982
Accrued compensation expense	(74,437,605)	(33,821,578)
Accrued expenses and other liabilities	(43,025,561)	8,616,100

Net cash used in operating activities	(44,476,285)	22,488,167

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(13,036,788)	(2,841,758)
Investment in Deephaven sponsored funds	(99,827,505)	(29,830,576)
Proceeds from (purchases of) strategic investments	1,939,166	(4,481,860)

Net cash used in investing activities	(110,925,127)	(37,154,194)

Cash flows from financing activities
Stock options exercised	11,729,152	4,837,123
Cost of common stock repurchased	(68,967,976)	(6,209,088)
Purchase of shares from minority investors in Knight Roundtable Europe Limited	—	(2,328,632)

Net cash used in financing activities	(57,238,824)	(3,700,597)

Decrease in cash and cash equivalents	(212,640,236)	(18,366,624)
Net cash (used in) provided by discontinued operations	(265,927)	(86,293,904)
Cash and cash equivalents at beginning of the year	445,539,282	249,997,693

Cash and cash equivalents at end of the year	$232,633,119	$145,337,165

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,126	$67,800

Cash paid for income taxes	$45,295,349	$12,023,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

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

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the SEC.

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

Market making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. As disclosed in the Company’s Annual Report on Form 10-K/A, in 2004, the Company changed its classification of certain transaction-related regulatory fees. These fees are now included within Execution and clearance fees. In prior periods, these fees were netted within Net trading revenue. The transaction-related regulatory fees were $4.7 million and $8.4 million for the three months ended March 31, 2005 and 2004, respectively. As a result of this change, prior period amounts have been reclassified to conform to current period presentation.

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

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments, recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments are reviewed by management on an ongoing basis to ensure that the carrying values of the investment have not been impaired.

Investments that are classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, in Accumulated other comprehensive income, net of tax within Stockholders’ Equity on the Consolidated Statements of Financial Condition.

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

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share amounts for the three months ended March 31, 2005 and 2004, respectively would have been as follows (as restated; in millions, except per share data):

	Three months ended March 31,
	2005	2004
Net income, as reported	$5.8	$31.8
Pro forma compensation expense determined under fair value based method, net of tax	(1.4)	(2.1)
Pro forma net income	4.4	29.8
Basic earnings per share, as reported	0.05	0.28
Diluted earnings per share, as reported	0.05	0.26
Pro forma basic earnings per share	0.04	0.26
Pro forma diluted earnings per share	0.04	0.24

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

Restatement of interim financial statements for the quarterly period ended March 31, 2005 and 2004

In connection with the preparation of its June 30, 2005 interim financial statements, the Company determined that there were errors in how it accounted for certain property leases that included fixed rent escalations, lease incentives and free rent periods over the lease term (“Lease Accounting Adjustments”). In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as clarified by the Emerging Issues Task Force and Financial Accounting Standards Board Technical Bulletins, rent expense under operating leases with fixed rent escalations and lease incentives should be recognized on a straight-line basis over the lease term, and straight-line rent expense should begin to be recorded when the lessee takes possession of or controls the use of the space, including during free rent periods. The Company incorrectly accounted for certain leases by recognizing rent expense only when the rental payments were due to be paid and by recording lease incentives as reductions to leasehold improvements. The financial statements are being restated to properly account for these leases.

The primary impact of the Lease Accounting Adjustments to the Company’s previously issued financial statements is an increase in Occupancy and equipment rentals expense and Accrued expenses and other liabilities. The Finance and Audit

Committee of the Board of Directors of the Company, which met on July 11, 2005, has concurred with Management’s recommendation that the Company should restate its financial statements for the years ended December 31, 2002, 2003 and 2004, included in the Company’s 2004 Annual Report on Form 10-K, and its interim financial statements included in the Company’s Form 10-Q for the quarterly period ended March 31, 2005. The Lease Accounting Adjustments do not affect the Company’s historical reported net cash flows or revenues.

In addition, the Company is changing the accounting presentation of certain balances within Receivable from brokers and dealers and Payable to brokers and dealers as of March 31, 2005. This adjustment relates to the accounting for unsettled transactions in European equities recorded in our U.K. operations (“European Adjustment”). Receivables and payables related to unsettled European equity transactions were previously recorded as gross amounts in accordance with U.K. accounting rules. In the U.S., the Company records all receivables and payables on unsettled equity transactions on a net basis. In order to maintain consistency with the accounting for unsettled U.S. equity transactions, the Company will now record receivables and payables related to unsettled European equity transactions on a net basis. The primary impact of the European Adjustment to the Company’s previously issued financial statements is an offsetting reduction of Receivables from brokers and dealers and Payables to brokers and dealers.

The following table isolates each of the restated amounts in the Company’s Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2005 and December 31, 2004, and the Company’s Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2005 and 2004.

	March 31, 2005		December 31, 2004
Consolidated Statements of Financial Condition	As restated	As originally reported	As restated	As originally reported
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	$63,260,267	$62,953,966	$54,382,503	$54,024,186
Receivable from brokers and dealers	174,404,534	443,635,264	244,881,065	244,881,065
Other assets	69,512,839	67,326,039	119,418,725	117,305,578
Total assets	1,233,398,071	1,500,135,700	1,394,020,315	1,391,548,851
Payable to brokers and dealers	61,514,114	330,744,844	88,480,788	88,480,788
Accrued expenses and other liabilities	66,215,082	60,321,008	109,252,681	103,485,220
Total liabilities	402,983,838	666,320,494	542,818,421	537,050,960
Retained earnings	592,906,838	596,307,811	587,152,786	590,448,783
Total stockholders’ equity	830,414,233	833,815,206	851,201,894	854,497,891
Total liabilities and stockholders’ equity	1,233,398,071	1,500,135,700	1,394,020,315	1,391,548,851

	For the three months ended March 31, 2005		For the three months ended March 31, 2004
Consolidated Statements of Operations	As restated	As originally reported	As restated	As originally reported
Depreciation and amortization	$4,302,413	$4,250,398	$3,919,686	$3,870,824
Occupancy and equipment rentals	4,122,656	3,996,041	4,352,022	4,435,070
Total expenses	127,255,400	127,076,770	154,831,256	154,865,442

Income from continuing operations before income taxes	10,301,470	10,480,100	43,488,214	43,454,028
Income tax expense	4,281,491	4,355,145	17,510,586	17,507,342
Net income from continuing operations	6,019,979	6,124,955	25,977,628	25,946,686
Net income	5,754,052	5,859,028	31,845,399	31,814,457

3. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	March 31, 2005	December 31, 2004
Securities owned:
Equities	$270.9	$245.5
U.S. government obligations	9.0	9.0

	$279.9	$254.5

Securities sold, not yet purchased:
Equities	$226.0	$221.4

	$226.0	$221.4

4. Receivable from and Payable to Brokers and Dealers

As discussed in Footnote 2 to the Consolidated Financial Statements, the Company has changed the accounting presentation of certain balances within Receivable from brokers and dealers and Payable to brokers and dealers as of March 31, 2005.

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	March 31, 2005	December 31, 2004
Receivable:
Clearing brokers	$106.2	$141.0
Securities failed to deliver	45.2	64.5
Securities borrowed	20.8	35.0
Other	2.2	4.4

	$174.4	$244.9

Payable:
Clearing brokers	$41.2	$47.7
Securities failed to receive	20.2	40.7
Other	0.0	0.1

	$61.5	$88.5

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

In connection with the sale of the Derivative Markets business (see Footnote 8, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investments of the International Securities Exchange, Inc. (“ISE”) and The Nasdaq Stock Market, Inc. (“Nasdaq”), which were previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, these investments became marketable and, accordingly, were accounted for as equity securities under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and were classified as available-for-sale securities. At March 31, 2005, these investments had an aggregate fair value and amortized cost of $54.7 million and $14.3 million, respectively, and were included in Strategic investments on the Consolidated Statements of Financial Condition.

On March 9, 2005, in conjunction with the ISE’s initial public offering, the Company sold approximately 30% of its original equity ownership of the ISE, having an original cost of $3.0 million, for $12.6 million. As a result of the transaction, the Company recognized a pre-tax gain of $9.6 million. As of March 31, 2005, the Company owned 1.7 million shares of common stock of the ISE.

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed escalation clauses. Rental expense from continuing operations under the office leases, as restated, was $2.7 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively.

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

10. Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three months ended March 31,
	2005 Restated	2004 Restated
Net income	$5.8	$31.8

Other comprehensive income, net of tax:
Net unrealized gain on investment securities available-for-sale	23.9	—

Total comprehensive income, net of tax	$29.7	$31.8

Other comprehensive income, net of tax represents unrealized gains on the Company’s strategic investments in the ISE and Nasdaq. There were no unrealized losses at March 31, 2005.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004 (in millions, except for share and per share data):

	For the three months ended March 31,
	2005		2004
	Numerator / Net Loss Restated	Denominator / shares	Numerator / Net Income Restated	Denominator / shares
Net income and shares used in basic calculations	$5.8	108,858,845	$31.8	113,473,360
Effect of dilutive stock based awards	—	3,550,313	—	8,515,104

Net income and shares used in diluted calculations	$5.8	112,409,158	$31.8	121,988,464

Basic earnings per share		$0.05		$0.28

Diluted earnings per share		$0.05		$0.26

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

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate:

	For the three months ended March 31,
	2005 Restated	2004 Restated
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	5.5%	4.8%
Other, net	1.1%	0.5%

Actual income tax rate	41.6%	40.3%

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

The Company’s revenues, (loss) income from continuing operations before income taxes and total assets by segment are summarized below (as restated; amounts in millions).

	Equity Markets	Asset Management	Corporate	Consolidated Total
For the three months ended March 31, 2005:
Revenues	$108.0	$18.1	$11.5	$137.6
(Loss) income from continuing operations before income taxes	(0.7)	5.1	5.9	10.3
Total assets	742.6	45.2	445.6	1,233.4

For the three months ended March 31, 2004:
Revenues	$177.9	$14.0	$6.4	$198.3
Income (loss) from continuing operations before income taxes	40.4	5.8	(2.6)	43.5
Total assets[1]	721.0	24.0	303.4	1,048.4

[1]	- Total assets at March 31, 2004 do not include Assets within discontinued operations of $3.3 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Footnote 2 to the Consolidated Financial Statements, the Company’s Consolidated Statements of Financial Condition and the Company’s Consolidated Statements of Operations have been restated to reflect a change in accounting for certain property lease transactions and an adjustment to the Company’s Receivables from and Payables to brokers and dealers. As applicable, this Item 2 has been revised to reflect these changes.

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K/A. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K/A.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs and integration, performance and operation of the businesses being acquired by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties under “Certain Factors Affecting Results of Operations” within MD&A herein, “Risks Affecting our Business” in the Company’s Annual Report on Form 10-K/A, and those described in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this report.

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

The following table sets forth the revenues and expenses and (loss) income from continuing operations before income taxes (“Pre-Tax Earnings”) of our business segments and on a consolidated basis (as restated; in millions):

	For the three months ended March 31,
	2005	2004
Equity Markets
Revenues	$108.0	$177.9
Expenses	108.6	137.5

Pre-Tax Earnings	(0.7)	40.4

Asset Management
Revenues	18.1	14.0
Expenses	13.0	8.2

Pre-Tax Earnings	5.1	5.8

Corporate
Revenues	11.5	6.4
Expenses	5.7	9.0

Pre-Tax Earnings	5.9	(2.6)

Consolidated
Revenues	137.6	198.3
Expenses	127.3	154.8

Pre-Tax Earnings	$10.3	$43.5

Total revenues from continuing operations for the three months ended March 31, 2005 decreased 30.6% from the comparable period in 2004, while expenses from continuing operations decreased 17.9%. Pre-Tax Earnings from continuing operations decreased to $10.3 million for the three months ended March 31, 2005, from $43.5 million in the comparable period in 2004. Pre-Tax Earnings for the three months ended March 31, 2005 in our Asset Management business segment was down slightly from the comparable period in 2004, while the Pre-Tax Earnings from our Equity Markets business segment decreased more significantly. Our Asset Management business segment was impacted by the increase in the percentage payout for profitability-based bonuses for the senior management team at Deephaven and lower fund returns offset, in part, by the growth in assets under management. Our Equity Markets business segment was affected by greater competition for broker-dealer order client order flow, reduced revenue capture statistics and losses incurred from our London sales office. The results from our Corporate segment were positively impacted by the gain on the sale of a portion of our investment in the International Securities Exchange (“ISE”) offset, in part, by lower returns on our corporate investment in the Deephaven Funds.

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

	For the three months ended March 31,
	2005	2004	Change	% of Change
Net trading revenue (millions)	$37.4	$100.7	$(63.3)	–62.8%
Commissions and fees (millions)	70.1	76.6	(6.5)	–8.5%
Interest and dividends, net (millions)	0.5	0.7	(0.2)	–27.7%
Investment income and other (millions)	—	(0.1)	0.1	66.1%

Total Revenues from Equity Markets (millions)	$108.0	$177.9	$(69.9)	–39.3%

U.S equity dollar value traded ($ billions)	470.7	504.6	(33.9)	–6.7%
U.S. equity trades executed (millions)	52.8	59.6	(6.7)	–11.3%
Nasdaq and Listed equity shares traded (billions)	29.1	40.9	(11.8)	–28.9%
OTC Bulletin Board and Pink Sheet shares traded (billions)	295.8	320.6	(24.8)	–7.7%
Average revenue capture per U.S. equity dollar value traded (bps)	1.7	2.8	(1.1)	–39.6%

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

Depreciation and amortization expense, as restated, increased 9.8% to $4.3 million for the three months ended March 31, 2005, from $3.9 million for the comparable period in 2004. This increase was primarily due to additional depreciation and amortization expense related to new fixed assets and leasehold improvements at our new corporate headquarters at 545 Washington Boulevard in Jersey City, which began to be occupied in the first quarter of 2005. Occupancy and equipment rentals expense, as restated, decreased 5.3% to $4.1 million for the three months ended March 31, 2005, from $4.4 million for the comparable period in 2004.

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

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds from the sale of our Derivative Markets business segment. As of March 31, 2005, we had $1.2 billion in assets related to our continuing operations, 56% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. At March 31, 2005, the Company had net current assets from continuing operations, as restated, which consists of net assets readily convertible into cash, of approximately $283.9 million. Additionally, our corporate investment in the Deephaven Funds was $315.2 million at March 31, 2005, and was subsequently reduced to $215.2 million on April 1, 2005. The majority of this investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

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

Income from continuing operations before income taxes, as restated, was $10.3 million and $43.5 million for the three months ended March 31, 2005 and 2004, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization. Depreciation expense from continuing operations, as restated, was $4.1 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively. Amortization expense from continuing operations, which related to intangible assets was $155,000 and $146,000 for the three months ended March 31, 2005 and 2004, respectively. There were no non-cash writedowns or charges related to our continuing operations for the three months ended March 31, 2005 and 2004, respectively.

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

As registered broker-dealers, Knight Equity Markets, L.P. (“KEM”) and Knight Capital Markets LLC (“KCM”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM and KCM, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Additionally, Knight Equity Markets International Ltd. (“KEMIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. The following table sets forth the net capital levels and requirements for the following significant broker-dealer subsidiaries at March 31, 2005 (in millions) as filed in their respective regulatory filings:

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

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments, recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of our investment is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of strategic investments, which include our investments in Nasdaq and the International Securities Exchange, are reviewed on an ongoing basis to ensure that the carrying values of the investment have not been impaired.

Investments that are classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, in Accumulated other comprehensive income, net of tax within Stockholders’ Equity on the Consolidated Statements of Financial Condition.

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

We estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5 Accounting for Contingencies. The amount accrued is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of legal counsel. As such, the total amount accrued may be materially different from the final outcome of such matters. For more information on our legal and regulatory issues, see “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K/A and Part II, Item 1 included in this document.

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

As indicated in Footnote 2 to the Consolidated Financial Statements, the Company has restated its financial statements to correct its method of accounting for certain property lease transactions (“Lease Accounting Adjustments”). In coming to the conclusion that the Company’s disclosure controls and procedures and the internal control over financial reporting were effective as of December 31, 2004, management considered the guidance in the Public Company Accounting Oversight Board Standard (“PCAOB”) No. 2; the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality”.

Management’s evaluation of the impact of the Lease Accounting Adjustments took into consideration the following: (i) as of March 31, 2005, the Company had no other significant deficiencies in disclosure controls or procedures, internal controls over financial reporting or the selection and application of accounting policies; (ii) the restatement adjustment to post-tax GAAP net income is not material to the interim financial statements for the three month period ended March 31, 2005; and (iii) the Company decided to restate previously issued financial statements solely because the cumulative impact of the Lease Accounting Adjustments, if recorded in the current period, would have been material to the current period’s reported net earnings. Based on its review and analysis, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements due to the Lease Accounting Adjustments was not in itself a material weakness and that when aggregated with other deficiencies did not constitute a material weakness.

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

Legal

Short Selling Litigation: In May 2005, the following development occurred in the action entitled JAG Media Holdings, Inc. et al. v. A.G. Edwards & Sons, Inc. et al., described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004:

On May 5, 2005, the Court entered a Final Judgment dismissing the action against KEM and all other moving defendants with prejudice. By stipulation of the parties, each party also agreed to waive their right to appeal the Final Judgment.

Other Litigation: During the first quarter of 2005, the following development occurred in the action entitled Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al. described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004:

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

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
3.2	Amended and Restated By-Laws of the Registrant dated January 19, 2005 (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) dated March 15, 2005).

10.21*	Form of Non-Qualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223) dated April 4, 2005).

10.22*	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223) dated April 4, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

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