Form 10-Q
period 2005-06-30
KNIGHT CAPITAL GROUP, INC.
filed 2005-08-09
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

At August 8, 2005 the number of shares outstanding of the Registrant’s Class A Common Stock was 106,650,077 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

On August 9, 2005, the Company filed (i) an amended 2004 Annual Report on Form 10-K/A to reflect a change in accounting for certain property lease transactions (the “Lease Change”) and (ii) an amended Form 10-Q/A for the three months ended March 31, 2005 to reflect the Lease Change and an adjustment to the Company’s Receivables from and Payables to brokers and dealers. As applicable, this Item 1 has been revised to reflect these changes.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004 Restated	2005	2004 Restated
REVENUES
Commissions and fees	$68,022,217	$68,568,535	$138,138,228	$145,206,054
Net trading revenue	27,051,166	61,234,847	64,472,995	161,962,704
Asset management fees	8,036,861	8,106,756	25,917,529	22,038,887
Interest and dividends, net	2,216,039	771,956	4,555,840	1,629,917
Investment income and other	6,346,790	1,354,066	16,145,352	7,518,063

Total revenues	111,673,073	140,036,160	249,229,944	338,355,625

EXPENSES
Employee compensation and benefits	48,193,801	53,250,738	105,051,243	118,354,526
Execution and clearance fees	23,348,038	28,682,313	46,894,821	66,444,613
Soft dollar and commission recapture expense	14,649,781	14,236,854	30,134,356	30,012,769
Communications and data processing	8,151,261	6,962,602	15,965,223	13,716,379
Professional fees	4,550,021	3,950,860	8,331,745	7,307,132
Depreciation and amortization	3,734,419	3,560,345	8,036,831	7,480,028
Payments for order flow	3,582,088	9,843,017	10,986,162	22,861,456
Occupancy and equipment rentals	2,829,725	4,388,032	6,947,116	8,736,809
Business development	1,707,779	1,825,410	3,001,115	3,868,379
Writedown of assets and lease loss accrual	4,545,895	2,623,986	4,545,895	2,623,986
Regulatory charges and related matters	2,000,000	79,200,000	2,000,000	79,200,000
Other	3,425,759	2,189,722	6,079,506	4,938,852

Total expenses	120,718,567	210,713,879	247,974,013	365,544,929

(Loss) income from continuing operations before income taxes	(9,045,494)	(70,677,719)	1,255,931	(27,189,304)
Income tax (benefit) expense	(3,429,556)	(19,080,143)	851,936	(1,569,558)

Net (loss) income from continuing operations	(5,615,938)	(51,597,576)	403,995	(25,619,746)
Income (loss) from discontinued operations, net of tax	—	3,736,622	(265,927)	9,604,387

Net (loss) income	$(5,615,938)	$(47,860,954)	$138,068	$(16,015,359)

Basic and diluted earnings per share from continuing operations	$(0.05)	$(0.46)	$0.00	$(0.23)

Basic and diluted earnings per share from discontinued operations	$—	$0.03	$—	$0.08

Basic and diluted earnings per share	$(0.05)	$(0.42)	$0.00	$(0.14)

Shares used in computation of basic earnings per share	104,335,490	112,971,307	106,584,672	113,222,334

Shares used in computation of diluted earnings per share	104,335,490	112,971,307	109,579,944	113,222,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$236,483,470	$445,539,282
Securities owned, held at clearing brokers, at market value	368,690,244	254,473,209
Receivable from brokers and dealers	204,729,570	244,881,065
Investment in Deephaven sponsored funds	227,221,471	215,329,959
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	63,773,595	54,382,503
Strategic investments	63,442,042	29,266,796
Goodwill	39,859,776	19,182,248
Intangible assets, less accumulated amortization	31,235,694	11,546,528
Other assets	75,272,819	119,418,725

Total assets	$1,310,708,681	$1,394,020,315

LIABILITIES & STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, not yet purchased, at market value	$321,559,724	$221,420,569
Payable to brokers and dealers	58,218,621	88,480,788
Accrued compensation expense	62,098,705	123,664,383
Accrued expenses and other liabilities	75,343,647	109,252,681

Total liabilities	517,220,697	542,818,421

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 138,113,994 shares issued and 106,712,145 shares outstanding at June 30, 2005 and 133,965,513 shares issued and 113,295,191 shares outstanding at December 31, 2004	1,381,140	1,339,655
Additional paid-in-capital	463,490,454	427,451,712
Retained earnings	587,290,901	587,152,786
Treasury stock, at cost; 31,401,849 shares at June 30, 2005 and 20,670,322 shares at December 31, 2004	(249,944,718)	(147,636,413)
Accumulated other comprehensive income, net of tax	21,672,747	—
Unamortized stock-based compensation	(30,402,540)	(17,105,846)

Total stockholders’ equity	793,487,984	851,201,894

Total liabilities and stockholders’ equity	$1,310,708,681	$1,394,020,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2005	2004 Restated
Cash flows from operating activities
Net income (loss)	$138,068	$(16,015,359)
(Loss) income from discontinued operations, net of tax	(265,927)	9,604,387

Income (loss) from continuing operations, net of tax	403,995	(25,619,746)
Adjustments to reconcile income (loss) from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	8,036,831	7,480,028
Income tax benefit on stock awards exercised	3,897,941	2,997,374
Stock-based compensation	6,791,036	4,989,333
Writedown of assets and lease loss accrual	4,545,895	2,623,986
Unrealized loss (gain) on strategic investments	811,340	(216,184)
(Increase) decrease in operating assets
Securities owned	(114,217,035)	(85,605,599)
Receivable from brokers and dealers	42,078,757	(60,743,126)
Other assets	29,222,332	(28,733,430)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	100,139,155	68,935,435
Payable to brokers and dealers	(30,262,167)	72,574,803
Accrued compensation expense	(61,891,857)	(19,466,825)
Accrued expenses and other liabilities	(45,776,562)	73,920,923

Net cash (provided by) used in operating activities	(56,220,339)	13,136,972

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(17,926,499)	(9,299,910)
Investment in Deephaven sponsored funds	(11,891,512)	(10,294,137)
Purchase of Direct Trading Institutional business, net of cash acquired	(34,284,250)	—
Proceeds from (purchases of) strategic investments	1,633,733	(5,406,185)

Net cash used in investing activities	(62,468,528)	(25,000,232)

Cash flows from financing activities
Stock options exercised	12,094,555	6,788,591
Cost of common stock repurchased	(102,195,573)	(15,957,913)
Purchase of shares from minority investors in Knight Roundtable Europe Limited	—	(2,500,000)

Net cash used in financing activities	(90,101,018)	(11,669,322)

Decrease in cash and cash equivalents	(208,789,885)	(23,532,582)
Net cash used in discontinued operations	(265,927)	(16,544,013)
Cash and cash equivalents at beginning of the year	445,539,282	249,997,693

Cash and cash equivalents at end of the year	$236,483,470	$209,921,098

Supplemental disclosure of cash flow information:
Cash paid for interest	$74,252	$262,122

Cash paid for income taxes	$45,488,496	$26,247,038

Supplemental disclosure of noncash investing activities
Goodwill	$20,677,528
Intangible assets	20,000,000
Receivable from brokers and dealers	1,927,262
Other net liabilities	(8,320,540)

Cash paid for purchase of Direct Trading Institutional business, net of cash acquired	$34,284,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

1.  Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Equity Markets, and a Corporate segment. The Company’s operating business segments from continuing operations comprise the following operating subsidiaries:

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment manager and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Deephaven also has a U.K. registered investment advisor subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K., and a Hong Kong registered investment advisor subsidiary, which is regulated by the Securities and Futures Commission in Hong Kong.

Equity Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). Additionally, in December 2003, KEM acquired the business of Donaldson & Co., Incorporated (“Donaldson”), a firm that offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”), the National Stock Exchange and the Pacific Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for European institutional and broker-dealer clients in U.S. and European equities. KEMIL is regulated by the FSA and is a member of the London Stock Exchange and Euronext.

•	In June 2005, the Company acquired the business of Direct Trading Institutional, Inc., a privately held Texas-based firm specializing in providing institutions with direct access trading through an advanced electronic platform. The subsidiary operating this business, Direct Trading Institutional, L.P. (“DTI”), is a broker-dealer registered with the SEC and is a member of the NASD and National Futures Association.

The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, investor and public relations expenses and directors’ and officers’ insurance.

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products, Inc. (“Citigroup”) for $237 million in cash as of the close of business on December 9, 2004. In accordance with generally accepted accounting principles (“GAAP”), the results of the Derivative Markets segment, as well as the gain on the sale of this business, have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 9 “Discontinued Operations.”

2.  Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances within continuing operations have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the SEC.

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

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired.

Investments that are classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, in Accumulated other comprehensive income within Stockholders’ equity on the Consolidated Statements of Financial Condition.

Investments not recorded in the Company’s broker-dealer subsidiaries which do not have a readily determinable fair value are recorded at amortized cost.

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

Lease loss accrual

It is the Company’s policy to identify excess real estate capacity and where applicable, accrue for such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, the Company’s policy is to accrue future costs related to excess capacity using a discounted cash flow analysis.

Income taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings. Net deferred tax assets and liabilities are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included within Income (loss) from discontinued operations, net of tax, on the Consolidated Statements of Operations for all periods presented.

Stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock options plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share amounts for the three and six months ended June 30, 2005 and 2004 would have been as follows (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004 Restated	2005	2004 Restated
Net (loss) income, as reported	$(5.6)	$(47.9)	$0.1	$(16.0)
Pro forma compensation expense determined under fair value based method, net of tax	(1.7)	(2.0)	(3.1)	(4.0)
Pro forma net loss	(7.3)	(49.9)	(3.0)	(20.0)
Basic and diluted earnings per share, as reported	(0.05)	(0.42)	0.00	(0.14)
Pro forma basic and diluted earnings per share	(0.07)	(0.44)	(0.03)	(0.18)

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

Restatement of financial statements

On August 9, 2005, the Company filed (i) an amended 2004 Annual Report on Form 10-K/A to reflect a change in accounting for certain property lease transactions (the “Lease Change”) and (ii) an amended Form 10-Q/A for the three months ended March 31, 2005 to reflect the Lease Change and an adjustment to the Company’s Receivables from and Payables to brokers and dealers. The following table isolates each of the restated amounts in the Company’s Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2004.

	For the three months ended June 30, 2004		For the six months ended June 30, 2004
	As restated	As originally reported	As restated	As originally reported
Consolidated Statements of Operations
Depreciation and amortization	$3,560,345	$3,511,281	$7,480,028	$7,382,303
Occupancy and equipment rentals	4,388,032	4,400,580	8,736,809	8,832,406
Total expenses	210,713,879	210,677,363	365,544,929	365,542,801

Loss from continuing operations before income taxes	(70,677,719)	(70,641,203)	(27,189,304)	(27,187,176)
Income tax benefit	(19,080,143)	(19,058,522)	(1,569,558)	(1,551,180)
Net loss from continuing operations	(51,597,576)	(51,582,681)	(25,619,746)	(25,635,996)
Net loss	(47,860,954)	(47,846,059)	(16,015,359)	(16,031,609)

3.  Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	June 30, 2005	December 31, 2004
Securities owned:
Equities	$360.7	$245.5
U.S. government obligations	8.0	9.0

	$368.7	$254.5

Securities sold, not yet purchased:
Equities	$321.6	$221.4

	$321.6	$221.4

4.  Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	June 30, 2005	December 31, 2004
Receivable:
Clearing brokers and other	$118.2	$145.4
Securities failed to deliver	67.5	64.5
Securities borrowed	19.0	35.0

	$204.7	$244.9

Payable:
Clearing brokers and other	$20.9	$47.8
Securities failed to receive	37.3	40.7

	$58.2	$88.5

5.  Goodwill and Intangible Assets

In June 2005, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. The goodwill balance of $39.9 million at June 30, 2005 related to the Equity Markets segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill increased by $20.7 million in June 2005, resulting from the purchase of DTI’s business. In the first half of 2004, the Company acquired all of the ownership interests of the minority owners of Knight Roundtable Europe Limited (“KREL”) (which is the Company’s subsidiary that owns KEMIL) for $2.5 million, which was recorded as goodwill.

At June 30, 2005, the Company had intangible assets, net of accumulated amortization, of $31.2 million, all included within the Equity Markets segment. Intangible assets increased by $20.0 million in June 2005, resulting from the purchase of DTI’s business. Intangible assets are being amortized over the remaining useful lives, which have been determined to range from two to thirty years and primarily represent customer relationships.

In the second quarter of 2005, the Company recorded amortization expense related to its intangible assets of $155,000. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $1.5 million for the remainder of 2005, $2.9 million per year from 2006 through 2007, and $2.8 million per year from 2008 through 2009.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization, for the six months ended June 30, 2004 and 2005, respectively (in millions).

	Equity Markets
	Goodwill	Intangible Assets
Balance at January 1, 2004	$16.7	$12.0
Purchase of shares from minority investors in KREL and other intangibles	2.5	0.2
Amortization expense	—	(0.3)

Balance at June 30, 2004	$19.2	$11.9

Balance at January 1, 2005	$19.2	$11.5
Purchase of DTI business	20.7	20.0
Amortization expense	—	(0.3)

Balance at June 30, 2005	$39.9	$31.2

6.  Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Funds, which engages in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.4 billion of assets under management in the Deephaven Funds as of June 30, 2005, the Company had a corporate investment of $227.2 million. On January 1, 2005, the Company invested an additional $100.0 million into the Deephaven Funds, which was redeemed on April 1, 2005. On May 1, 2005 and July 1, 2005, the Company invested an additional $15.0 million and $40.0 million, respectively, into the Deephaven Funds. Additionally, Other assets on the Consolidated Statements of Financial Condition at June 30, 2005 and December 31, 2004 included $21.5 million and $19.9 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition, certain officers, directors and employees of the Company had direct investments of approximately $4.3 million in the Deephaven Funds, in the aggregate, as of June 30, 2005.

In connection with the sale of the Derivative Markets business (see Footnote 9, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investments in the International Securities Exchange, Inc. (“ISE”) and The Nasdaq Stock Market, Inc. (“Nasdaq”), which were previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, these investments became marketable and, accordingly, were accounted for as equity securities under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and were classified as available-for-sale securities. On March 9, 2005, in conjunction with the ISE’s initial public offering, the Company sold approximately 30% of its original equity ownership of the ISE, having an original cost of $3.0 million, for $12.6 million. As a result of the transaction, the Company recognized a pre-tax gain of $9.6 million. There were no sales of the ISE equity during the second quarter of 2005. As of June 30, 2005, the Company owned 1.7 million shares of common stock of the ISE, which had an aggregate fair value and amortized cost of $43.5 million and $6.9 million, respectively.

During the second quarter of 2005, the Company sold its Nasdaq equity investment, previously classified as available-for-sale, for $15.5 million. The Company recognized a pre-tax gain of $8.1 million on the sale of this investment, which had a cost basis of $7.4 million.

7.  Significant Clients

The Company considers significant clients to be clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. One customer accounted for approximately 10.1%

and 10.8% of the Company’s U.S. equity dollar value traded during the three and six months ended June 30, 2005, respectively. Payments for order flow to this firm for U.S. equity order flow for the three and six months ended June 30, 2005 amounted to $2.3 million and $6.4 million, respectively.

The Company’s corporate investment in the Deephaven Funds of $227.2 million accounted for 6.8% of total assets under management as of June 30, 2005. One institutional investor accounted for more than 10% of the Deephaven Funds’ assets under management, with 10.9% as of June 30, 2005.

8.  Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual for both the three and six months ended June 30, 2005 was $4.5 million, which primarily related to the costs associated with excess real estate capacity and a writedown of fixed assets related to the move from the Company’s 525 Washington Boulevard facility in Jersey City, N.J. during the second quarter of 2005.

The Writedown of assets and lease loss accrual for both the three and six months ended June 30, 2004 was $2.6 million, which primarily relates to the costs associated with excess real estate capacity in Jersey City, N.J.

9.  Discontinued Operations

Derivative Markets

The Company completed the sale of its Derivative Markets business to Citigroup for $237 million in cash as of the close of business on December 9, 2004. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets segment at the time the deal closed. The final determination of book value occurred in the first quarter of 2005, at which time the adjustment was recognized. The result of this adjustment and other expenses related to the sale resulted in a loss from discontinued operations, net of tax, of $266,000 in the first quarter of 2005.

The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the results of the Derivative Markets segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented.

The revenues and results of operations of the discontinued operations for the three and six months ended June 30, 2005 and 2004 are summarized as follows (in millions):

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$—	$39.9	$—	$89.7

Pre-tax income (loss) from discontinued operations	—	6.4	(0.4)	16.2
Income tax expense (benefit)	—	2.6	(0.2)	6.6

Income (loss) from discontinued operations, net of tax	$—	$3.7	$(0.3)	$9.6

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed escalation clauses. Rental expense from continuing operations under the office leases was $2.1 million and $2.2 million for the three months ended June 30, 2005 and June 30, 2004 (as restated), respectively. For both the six month periods ended June 30, 2005 and June 30, 2004 (as restated), rental expense from continuing operations was $4.9 million.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of June 30, 2005, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Operating Leases	Other Obligations	Total
Six months ending December 31, 2005	$7.2	$—	$7.2
Year ending December 31, 2006	10.2	19.8	30.0
Year ending December 31, 2007	9.7	0.7	10.4
Year ending December 31, 2008	9.4	0.7	10.1
Year ending December 31, 2009	9.0	—	9.0
Thereafter through October 31, 2021	109.6	—	109.6

	$155.1	$21.2	$176.3

During the normal course of business, the Company collateralizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2005, the Company has provided a $8.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

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

In May 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of the ATTAIN ECN, an alternative trading system that operates an electronic communications network (“ECN”) for the trading of Nasdaq securities. The consummation of this transaction is subject to the receipt of regulatory approvals and the satisfaction of certain other customary conditions.

11.  Regulatory Charges and Related Matters

In June 2005, Deephaven and a former Deephaven employee received Wells Notices from the staff of the SEC’s Division of Enforcement. The Wells Notice to Deephaven indicates that the staff is considering recommending that the Commission bring a civil injunctive action against Deephaven alleging that it violated anti-fraud provisions of the securities laws in connection with trading activity associated with certain Private Investments in Public Equities (“PIPEs”) during the period from June 1, 1999 through March 2004. The Wells Notice also indicates that the staff may seek an injunction, civil penalties, and disgorgement (including prejudgment interest). A Wells Notice from the SEC affords recipients an opportunity to present information and defenses in response to the SEC’s Division of Enforcement staff prior to the staff making its formal recommendation to the Commission on whether any action should be authorized. Deephaven has submitted its initial response to the Wells Notice. During the second quarter of 2005, the Company recorded a $2.0 million pre-tax charge relating to the PIPEs matter, included in Regulatory charges and related matters on the Consolidated Statements of Operations.

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

12.  Comprehensive Income

Comprehensive income includes net (loss) income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004 Restated	2005	2004 Restated
Net (loss) income	$(5.6)	$(47.9)	$0.1	$(16.0)

Other comprehensive income, net of tax:
Net unrealized (loss) gain on investment securities available-for-sale	(0.9)	—	21.7	—

Total comprehensive (loss) income, net of tax	$(6.5)	$(47.9)	$21.8	$(16.0)

Other comprehensive income, net of tax, represents the unrealized (loss) gain on the Company’s strategic investment in the ISE.

13.  Earnings per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2005 and 2004 (in millions, except for share and per share data):

	For the three months ended June 30,
	2005		2004
	Numerator / net loss	Denominator / shares	Numerator / net loss Restated	Denominator / shares
Net loss and shares used in basic calculations	$(5.6)	104,335,490	$(47.9)	112,971,307
Effect of dilutive stock-based awards	—	—	—	—

Net loss and shares used in diluted calculations	$(5.6)	104,335,490	$(47.9)	112,971,307

Basic earnings per share		$(0.05)		$(0.42)

Diluted earnings per share		$(0.05)		$(0.42)

	For the six months ended June 30,
	2005		2004
	Numerator / net income	Denominator / shares	Numerator / net loss Restated	Denominator / shares
Net income (loss) and shares used in basic calculations	$0.1	106,584,672	$(16.0)	113,222,334
Effect of dilutive stock-based awards	—	2,995,272	—	—

Net income (loss) and shares used in diluted calculations	$0.1	109,579,944	$(16.0)	113,222,334

Basic earnings per share		$0.00		$(0.14)

Diluted earnings per share		$0.00		$(0.14)

For the three months ended June 30, 2005, 2.3 million shares of common stock equivalents were not included in the calculation of weighted average shares for diluted earnings per share. For the three and six months ended June 30, 2004, 8.1 million and 8.3 million shares of common stock equivalents, respectively, were not included in the calculation of weighted average shares for diluted earnings per share. The Company incurred losses during these periods and the effect of their inclusion would be anti-dilutive.

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

The Company granted 75,430 restricted shares under the Plans during the second quarter of 2005 as stock-based compensation. At June 30, 2005, the Company had 3,590,816 restricted shares outstanding, in aggregate, both under and outside of the Plans. The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees ratably over the vesting period. For the three months ended June 30, 2005 and 2004, the Company recorded compensation expense relating to restricted shares of $3.8 million and $3.1 million, respectively, and $6.8 million and $5.0 million for the six months ended June 30, 2005 and 2004, respectively, all of which has been included in Employee compensation and benefits in the Consolidated Statements of Operations.

15.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004 Restated	2005	2004 Restated
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	4.7%	3.4%	11.0%	1.3%
Nondeductible charges	-4.1%	-12.5%	37.7%	-32.8%
Other, net	2.3%	1.1%	-15.9%	2.3%

Actual income tax rate	37.9%	27.0%	67.8%	5.8%

16.  Business Segments

The Company currently has two operating business segments within continuing operations, Equity Markets and Asset Management, and a Corporate segment. The Equity Markets segment primarily represents the businesses that provide comprehensive trade execution services in U.S. equities. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the Company’s corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, investor and public relations expenses and directors’ and officers’ insurance.

In 2004, the Company sold one of its business segments, Derivative Markets. The revenues and expenses associated with Derivative Markets have been included within Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. For a discussion of discontinued operations, see Footnote 9, “Discontinued Operations.”

The Company’s revenues, (loss) income from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions).

	Equity Markets	Asset Management	Corporate	Consolidated Total
For the three months ended June 30, 2005:
Revenues	$98.5	$7.9	$5.3	$111.7
(Loss) income from continuing operations before income taxes	(6.3)	(3.0)	0.3	(9.0)
Total assets	945.4	36.7	328.6	1,310.7

For the three months ended June 30, 2004 (Restated):
Revenues	$131.1	$8.1	$0.8	$140.0
(Loss) income from continuing operations before income taxes	(65.4)	2.0	(7.3)	(70.7)
Total assets[1]	859.9	31.9	285.3	1,177.1

	Equity Markets	Asset Management	Corporate	Consolidated Total
For the six months ended June 30, 2005:
Revenues	$206.4	$26.0	$16.8	$249.2
(Loss) income from continuing operations before income taxes	(7.0)	2.2	6.1	1.3
Total assets	945.4	36.7	328.6	1,310.7

For the six months ended June 30, 2004 (Restated):
Revenues	$309.0	$22.1	$7.3	$338.4
(Loss) income from continuing operations before income taxes	(25.0)	7.8	(10.0)	(27.2)
Total assets[1]	859.9	31.9	285.3	1,177.1

[1]	Total assets at June 30, 2004 do not include Assets within discontinued operations of $3.2 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On August 9, 2005, the Company filed (i) an amended 2004 Annual Report on Form 10-K/A to reflect a change in accounting for certain property lease transactions (the “Lease Change”) and (ii) an amended Form 10-Q/A for the three months ended March 31, 2005 to reflect the Lease Change and an adjustment to the Company’s Receivables from and Payables to brokers and dealers. As applicable, this Item 2 has been revised to reflect these changes.

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our amended 2004 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K/A. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K/A.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs and integration, performance and operation of the businesses being acquired by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties under “Certain Factors Affecting Results of Operations” within MD&A herein, “Risks Affecting our Business” in the Company’s amended Annual Report on Form 10-K/A, and those described in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this report.

Executive Overview

The Company currently has two operating segments, Asset Management and Equity Markets, and a Corporate segment.

•	Asset Management—We operate an asset management business for institutions and high-net-worth individuals. Assets under management were $3.4 billion as of June 30, 2005, up from $3.2 billion of assets under management as of June 30, 2004.

•	Equity Markets—We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets.

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

In the fourth quarter of 2004, the Company completed the sale of one of its segments, Derivative Markets, to Citigroup Financial Products, Inc. (“Citigroup”). In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations for all periods presented. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The results of this adjustment and other expenses related to the sale is included in Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations included in Part I, Item 1 “Financial Statements” of this document. For a more detailed discussion of the sale of the Company’s Derivative Markets business, please see Footnote 9 “Discontinued Operations” also included in Part I, Item 1 “Financial Statements” of this document.

The following table sets forth the revenues and expenses excluding Regulatory charges and related matters and Writedown of assets and lease loss accrual (“Operating Expenses”) and (loss) income from continuing operations before Regulatory charges and related matters and Writedown of assets and lease loss accrual and income taxes (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004 Restated	2005	2004 Restated
Equity Markets
Revenues	$98.5	$131.1	$206.4	$309.0
Operating Expenses	100.3	114.7	208.9	252.2

Pre-Tax Operating Earnings	(1.8)	16.4	(2.5)	56.8

Asset Management
Revenues	7.9	8.1	26.0	22.1
Operating Expenses	8.8	6.1	21.8	14.3

Pre-Tax Operating Earnings	(0.9)	2.0	4.2	7.8

Corporate
Revenues	5.3	0.8	16.8	7.3
Operating Expenses	5.1	8.1	10.7	17.3

Pre-Tax Operating Earnings	0.2	(7.3)	6.1	(10.0)

Consolidated
Revenues	111.7	140.0	249.2	338.4
Operating Expenses	114.2	128.9	241.4	283.8

Pre-Tax Operating Earnings	$(2.5)	$11.1	$7.8	$54.6

Total revenues from continuing operations for the three months ended June 30, 2005 decreased 20.3% from the comparable period in 2004, while Operating Expenses from continuing operations decreased 11.4%. Pre-Tax Operating Earnings from continuing operations decreased to a loss of $2.5 million for the three months ended June 30, 2005, from earnings of $11.1 million in the comparable period in 2004. Our Asset Management segment was impacted by lower returns on the Deephaven Funds. Our Equity Markets segment was affected by greater competition for broker-dealer client order flow, lower equity share volume and reduced revenue capture statistics. The results from our Corporate segment were positively impacted by the gain on the sale of investments in The Nasdaq Stock Market, Inc. (“Nasdaq”) offset, in part, by lower returns on our corporate investment in the Deephaven Funds.

Total revenues from continuing operations for the six months ended June 30, 2005 decreased 26.3% from the comparable period in 2004, while Operating Expenses from continuing operations decreased 14.9%. Pre-Tax Operating Earnings from continuing operations decreased to $7.8 million for the six months ended June 30, 2005, from a gain of $54.6 million in the comparable period in 2004. Our Asset Management segment was primarily impacted by lower fund returns offset, in part, by the growth in assets under management. Our Equity Markets segment was affected by greater competition for broker-dealer client order flow and reduced revenue capture statistics. The results from our Corporate segment were positively impacted by the gain on the sale of our investment in Nasdaq and a portion of our investment in the International Securities Exchange, Inc. (“ISE”) offset, in part, by lower returns on our corporate investment in the Deephaven Funds.

A reconciliation of GAAP (loss) income from continuing operations before income taxes (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings from continuing operations and of total GAAP expenses to Operating Expenses is included elsewhere in this section.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the equity market volumes; the dollar value of securities traded; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees related to our legal proceedings; the strength of our client relationships; the amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; changes in payments for order flow and clearing costs; the addition or loss of executive management and asset management, equity sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; the integration, performance and operation of acquired businesses; investor sentiment; the level of assets under management and fund returns; technological changes and events; seasonality; competition; and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our institutional market share and revenue capture in our Equity Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

•	Market structure changes, competition and market conditions have resulted in the recent announcement of two significant mergers amongst U.S. market centers. This consolidation may result in greater competition in the future.

•	There has been increased scrutiny of market makers, hedge funds and soft dollar practices by the regulatory and legislative authorities, including regulation related to the registration of hedge funds. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been a growing trend among institutions to allocate more of their assets to hedge fund investments. This has influenced the growth in the hedge fund industry and may result in greater competition in the future.

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

Three Months Ended June 30, 2005 and 2004

Continuing Operations

Revenues

	For the three months ended June 30,
	2005	2004	Change	% of Change
Total Revenues from Asset Management (in millions)	$7.9	$8.1	$(0.2)	-2.4%

Average month-end balance of assets under management (millions)	$3,268.5	$2,895.1	$373.4	12.9%
Quarterly fund return to investors*	-1.3%	0.1%	-1.4%	NM

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds

NM - Not meaningful

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, decreased 2.4% to $7.9 million for the three months ended June 30, 2005, from $8.1 million for the comparable period in 2004. The slight decrease is primarily due to lower incentive fees as a result of a decrease in fund returns, offset, in part, by higher management fees from increased assets under management. The average month- end balance of assets under management increased to $3.3 billion for the three months ended June 30, 2005, from

$2.9 billion for the comparable period in 2004. The blended quarterly fund return across all assets under management for the three months ended June 30, 2005 was a loss of 1.3%, down from a gain of 0.1% for the comparable period in 2004.

	For the three months ended June 30,
	2005	2004	Change	% of Change
Net trading revenue (millions)	$27.1	$61.2	$(34.2)	-55.8%
Commissions and fees (millions)	68.0	68.6	(0.5)	-0.8%
Interest and dividends, net (millions)	1.3	0.8	0.5	68.6%
Investment income and other (millions)	2.1	0.5	1.6	305.1%

Total Revenues from Equity Markets (millions)	$98.5	$131.1	$(32.6)	-24.9%

U.S equity dollar value traded ($ billions)	445.8	416.8	29.0	7.0%
U.S. equity trades executed (millions)	48.2	49.1	(0.9)	-1.9%
Nasdaq and Listed equity shares traded (billions)	25.4	28.9	(3.6)	-12.4%
OTC Bulletin Board and Pink Sheet shares traded (billions)	154.1	376.1	(222.1)	-59.0%
Average revenue capture per U.S. equity dollar value traded (bps)	1.5	2.5	(1.0)	-39.1%

Total revenues from our Equity Markets segment, which primarily comprises Net trading revenue and Commissions and fees from our domestic businesses, decreased 24.9% to $98.5 million for the three months ended June 30, 2005, from $131.1 million for the comparable period in 2004. The decrease in revenues was primarily the result of lower share volumes and lower revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.5 basis points (“bps”) for the second quarter of 2005, down 39.1% from 2.5 bps in the second quarter of 2004. We attribute the decrease in average revenue capture per U.S. equity dollar value traded primarily to the difficult market conditions experienced in the second quarter of 2005 as well as an increase in competition over the past year. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net trading revenues less certain transaction-related regulatory fees (included in Execution and clearance fees) and institutional commissions and commission equivalents (included in Commissions and fees), (collectively, “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $68.4 million and $105.1 million for the three months ended June 30, 2005 and 2004, respectively.

	For the three months ended June 30,
	2005	2004	Change	% of Change
Total Revenues from Corporate (millions)	$5.3	$0.8	$4.5	555.6%

Average corporate investment balance in the Deephaven Funds (millions)	$219.5	$221.6	$(2.1)	-0.9%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, increased $4.5 million. The increase is primarily due to a pre-tax gain of $8.1 million on our equity investment in Nasdaq. The increase in total revenues from the Corporate segment was offset, in part, by a decrease in income from our corporate investment in the Deephaven Funds. Income from our corporate investment in the Deephaven Funds decreased to a loss of $2.9 million for the three months ended June 30, 2005, from a gain of $491,000 for the comparable period in 2004.

Expenses

Employee compensation and benefits expense decreased 9.5% to $48.2 million for the three months ended June 30, 2005, from $53.3 million for the comparable period in 2004. As a percentage of total revenue, employee compensation and benefits increased to 42.2% for the three months ended June 30, 2005, from 38.0% in the comparable period in 2004. The decrease on a dollar basis was primarily due to the decrease in overall profitability as well as a decrease in the number of employees within our continuing operations. Our number of full time employees within our continuing operations decreased to 704 at June 30, 2005, from 717 full time employees at June 30, 2004. In addition, we incurred severance costs of $2.0 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively.

Execution and clearance fees decreased 18.6% to $23.3 million for the three months ended June 30, 2005, from $28.7 million for the comparable period in 2004. As a percentage of total revenue, execution and clearance fees remained flat, at 20.5% for the three months ended June 30, 2005 and 2004. The decrease on a dollar basis was due to a slight decrease in equity trades and a reduction in clearance rates.

Payments for order flow decreased 63.6% to $3.6 million for the three months ended June 30, 2005, from $9.8 million for the comparable period in 2004. As a percentage of total revenue, payments for order flow decreased to 3.1% for the three months ended June 30, 2005, from 7.0% for the comparable period in 2004. The decrease on a dollar basis as a percentage of total revenue was due to changes in our rebate policy for order flow and the decrease in volumes. Soft dollar and commission recapture expense increased 2.9% to $14.6 million for the three months ended June 30, 2005, from $14.2 million for the comparable period in 2004.

Communications and data processing expense increased 17.1% to $8.2 million for the three months ended June 30, 2005, from $7.0 million for the comparable period in 2004. This increase was generally attributable to an increase in technology costs related to our Equity Markets segment.

Depreciation and amortization expense increased 4.9% to $3.7 million for the three months ended June 30, 2005, from $3.6 million for the comparable period in 2004. This increase was primarily due to additional depreciation and amortization expense related to new fixed assets and leasehold improvements at our new corporate headquarters at 545 Washington Boulevard in Jersey City, N.J.

Occupancy and equipment rentals expense decreased 35.5% to $2.8 million for the three months ended June 30, 2005, from $4.4 million for the comparable period in 2004. This decrease was primarily attributable to the lease loss accruals recorded during the second quarter of 2005 related to our move from 525 Washington Boulevard into our new facility at 545 Washington Boulevard in Jersey City, N.J. and a $750,000, pre-tax, one-time benefit relating to a reduction of certain lease obligations at our former London office site.

Professional fees increased to $4.6 million for the three months ended June 30, 2005, from $4.0 million for the comparable period in 2004. The increase in 2005 was primarily due to an increase in consulting expenses and legal expenses, which have fluctuated based on the activity surrounding our various legal and regulatory matters.

Business development expense decreased to $1.7 million for the three months ended June 30, 2005, from $1.8 million for the comparable period in 2004. The primary reasons for the slight decrease were lower advertising and travel and entertainment costs.

Other expenses increased to $3.4 million for the three months ended June 30, 2005, from $2.2 million for the comparable period in 2004. This increase was due to administrative and other costs relating to the move to our new headquarters at 545 Washington Boulevard, Jersey City, N.J.

During the three months ended June 30, 2005, charges of $6.5 million were incurred related to our continuing domestic businesses. These charges consisted of $4.5 million of lease loss accrual and writedown of assets related to our move from 525 Washington Boulevard into our new facility at 545 Washington Boulevard in Jersey City, N.J. and $2.0 million of Regulatory charges and related matters. During the three months ended June 30, 2004, charges of $81.8 million were incurred related to our continuing domestic businesses. These charges consisted of $2.6 million of lease loss accrual related to the cost associated with our excess real estate capacity in Jersey City, N.J. and $79.2 million of Regulatory charges and related matters. For a discussion of the Regulatory charges and related matters, refer to Footnote 11 in the Consolidated Financial Statements included elsewhere in this document.

Our effective income tax rates, from continuing operations, of 37.9% and 27.0% for the three months ended June 30, 2005 and 2004, respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes and nondeductible charges.

Discontinued Operations

As of the close of business on December 9, 2004, the Company sold substantially all of the assets and certain of the liabilities that comprised the Derivative Markets segment operated by Knight Financial Products LLC and Knight Execution Partners LLC to Citigroup for approximately $237 million in cash. The final purchase price was subject to adjustment based on the final determination of book value of the Derivative Markets business at the time the deal closed. The decision to sell the Derivative Markets business was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. The Income from discontinued operations, net of tax on the Consolidated Statements of Operations was $3.7 million for the three months ended June 30, 2004. For a further discussion of the sale of the Company’s Derivative Markets business, please see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

Six Months Ended June 30, 2005 and 2004

Continuing Operations

Revenues

	For the six months ended June 30,
	2005	2004	Change	% of Change
Total Revenues from Asset Management (millions)	$26.0	$22.1	$3.9	17.5%

Average month-end balance of assets under management (millions)	$3,375.3	$2,432.6	$942.7	38.8%
Year-to-date fund return to investors*	–0.2%	2.1%	–2.3%	–111.7%

*	Year-to-date fund return represents the blended year-to-date return across all assets under management in the Deephaven Funds

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased 17.5% to $26.0 million for the six months ended June 30, 2005, from $22.1 million for the comparable period in 2004. The increase is primarily due to higher management fees as a result of the growth in assets under management, offset, in part, by lower incentive fees. The average month-end balance of assets under management increased to $3.4 billion for the six months ended June 30, 2005, from $2.4 billion for the comparable period in 2004. The increase was offset, slightly, by the decrease in fund returns. The blended year-to-date fund return across all assets under management for the six months ended June 30, 2005 was a loss of 0.2%, down from a gain of 2.1% for the comparable period in 2004.

	For the six months ended June 30,
	2005	2004	Change	% of Change
Net trading revenue (millions)	$64.5	$162.0	$(97.5)	–60.2%
Commissions and fees (millions)	138.1	145.2	(7.1)	–4.9%
Interest and dividends, net (millions)	1.8	1.4	0.4	24.3%
Investment income and other (millions)	2.0	0.4	1.6	437.6%

Total Revenues from Equity Markets (millions)	$206.4	$309.0	$(102.6)	–33.2%

U.S equity dollar value traded ($ billions)	916.5	921.4	(4.9)	–0.5%
U.S. equity trades executed (millions)	101.0	108.6	(7.7)	–7.0%
Nasdaq and Listed equity shares traded (billions)	54.5	69.9	(15.4)	–22.0%
OTC Bulletin Board and Pink Sheet shares traded (billions)	449.8	696.7	(246.9)	–35.4%
Average revenue capture per U.S. equity dollar value traded (bps)	1.6	2.7	(1.1)	–39.6%

Total revenues from our Equity Markets segment, which primarily comprises Net trading revenue and Commissions and fees from our domestic businesses, decreased 33.2% to $206.4 million for the six months ended June 30, 2005, from $309.0 million for the comparable period in 2004. The decrease in revenues was primarily the result of lower volumes and lower revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.6 bps for the first half of 2005, down 39.6% from 2.7 bps in the first half of 2004. We attribute the decrease in average revenue capture per U.S. equity dollar value traded primarily to the difficult market conditions experienced in the first half of 2005 as well as an increase in competition over the past year. Core Equity Revenues were $149.2 million and $248.3 million for the six months ended June 30, 2005 and 2004, respectively.

	For the six months ended June 30,
	2005	2004	Change	% of Change
Total Revenues from Corporate (millions)	$16.8	$7.3	$9.5	129.1%

Average corporate investment balance in the Deephaven Funds (millions)	$266.9	$224.5	$42.4	18.9%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, increased $9.5 million. The increase is primarily due to gains on our investments in Nasdaq and the ISE. On March 9, 2005, in conjunction with the ISE’s initial public offering, the Company sold approximately 30% of its original equity ownership of the ISE. As a result of the transaction, the Company recognized a pre-tax gain of $9.6 million. The Company also recognized a pre-tax gain of $8.2 million from our investments in Nasdaq. The increase in total revenues from the Corporate segment was offset, in part, by a decrease in income from our corporate investment in the Deephaven Funds. Income from our corporate investment in the Deephaven Funds decreased to a loss of $3.1 million for the six months ended June 30, 2005, from a gain of $5.3 million for the comparable period in 2004.

Expenses

Employee compensation and benefits expense decreased 11.2% to $105.1 million for the six months ended June 30, 2005, from $118.4 million for the comparable period in 2004. As a percentage of total revenue, employee compensation and benefits increased to 41.7% for the six months ended June 30, 2005, from 35.0% in the comparable period in 2004. The decrease on a dollar basis was primarily due to the decrease in overall profitability as well as a decrease in the number of employees within our continuing operations. Our number of full time employees within our continuing operations decreased to 704 at June 30, 2005, from 717 full time employees at June 30, 2004. In addition, we incurred severance costs of $3.9 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively.

Execution and clearance fees decreased 29.4% to $46.9 million for the six months ended June 30, 2005, from $66.4 million for the comparable period in 2004. As a percentage of total revenue, execution and clearance fees decreased to 18.6% for the six months ended June 30, 2005, from 19.6% for the comparable period in 2004. The decrease on a dollar basis was due to the decrease in equity trades and a reduction in clearance rates. The decrease as a percentage of total revenue was primarily due to lower clearance rates.

Payments for order flow decreased 51.9% to $11.0 million for the six months ended June 30, 2005, from $22.9 million for the comparable period in 2004. As a percentage of total revenue, payments for order flow decreased to 4.4% for the six months ended June 30, 2005, from 6.8% for the comparable period in 2004. The decrease on a dollar basis was due to changes in our payment for order flow policy and the decrease in volumes. Soft dollar and commission recapture expense increased 0.4% to $30.1 million for the six months ended June 30, 2005, from $30.0 million for the comparable period in 2004.

Communications and data processing expense increased 16.4% to $16.0 million for the six months ended June 30, 2005, from $13.7 million for the comparable period in 2004. This increase was generally attributable to an increase in technology costs related to our Equity Markets segment.

Depreciation and amortization expense increased 7.4% to $8.0 million for the six months ended June 30, 2005, from $7.5 million for the comparable period in 2004. This increase was primarily due to additional depreciation and amortization expense related to new fixed assets and leasehold improvements at our new corporate headquarters at 545 Washington Boulevard in Jersey City, N.J.

Occupancy and equipment rentals expense decreased 20.5% to $6.9 million for the six months ended June 30, 2005, from $8.7 million for the comparable period in 2004. This decrease was primarily attributable to the lease loss accruals recorded during second quarter 2005 related to our move from 525 Washington Boulevard into our new facility at 545 Washington Boulevard in Jersey City, N.J. and a $750,000, pre-tax, one-time benefit relating to a reduction of certain lease obligations at our former London office site.

Professional fees increased to $8.3 million for the six months ended June 30, 2005, from $7.3 million for the comparable period in 2004. The increase in 2005 was primarily due to an increase in consulting and legal expenses, which have fluctuated based on the activity surrounding our various legal and regulatory matters.

Business development expense decreased to $3.0 million for the six months ended June 30, 2005, from $3.9 million for the comparable period in 2004. The primary reasons for the decrease were lower advertising and travel and entertainment costs.

Other expenses increased to $6.1 million for the six months ended June 30, 2005, from $4.9 million for the comparable period in 2004. These results were due to administrative and other costs relating to the move to our new headquarters at 545 Washington Boulevard, Jersey City, N.J.

During the six months ended June 30, 2005, charges of $6.5 million were incurred related to our continuing domestic businesses. These charges consisted of $4.5 million of lease loss accrual related to our move from 525 Washington Boulevard into our new facility at 545 Washington Boulevard in Jersey City, N.J. and $2.0 million of Regulatory charges and related matters. During the six months ended June 30, 2004, charges of $81.8 million were incurred related to our continuing domestic businesses. These charges consisted of $2.6 million of lease loss accrual related to the cost associated with our excess real estate capacity in Jersey City, N.J. and $79.2 million of Regulatory charges and related matters. For a discussion of the Regulatory charges and related matters, refer to Footnote 11 in the Consolidated Financial Statements included elsewhere in this document.

Our effective income tax rates, from continuing operations, of 67.8% and 5.8% for the six months ended June 30, 2005 and 2004, respectively, differ from the federal statutory income tax rate of 35% due primarily due to state income taxes and nondeductible charges.

Discontinued Operations

The Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations was ($266,000) and $9.6 million for the six months ended June 30, 2005 and 2004, respectively. For a further discussion of the sale of the Company’s Derivative Markets business, please see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

Reconciliation of Total GAAP Expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by GAAP, the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-Q, the Company has disclosed its Operating Expenses and Pre-Tax Operating Earnings to assist the reader in understanding the impact of the Regulatory charges and related matters and the Writedown of assets and lease loss accrual on the Company’s quarterly and year-to-date results for 2005 and 2004 by segment, thereby facilitating more useful period-to-period comparisons of the Company’s continuing businesses. For additional information related to segments, please see Footnote 16 “Business Segments” included within Part I, Item I “Financial Statements” of this document. Charts are presented in millions.

Total GAAP Expenses to Operating Expenses

	For the three months ended June 30, 2005				For the three months ended June 30, 2004
	Equity Markets	Asset Mgmt	Corporate	Total	Equity Markets	Asset Mgmt	Corporate	Total
Total GAAP Expenses	$104.8	$10.9	$5.1	$120.7	$196.5	$6.1	$8.1	$210.7

Regulatory charges and related matters	—	(2.0)	—	(2.0)	(79.2)	—	—	(79.2)
Writedown of assets and lease loss accrual	(4.5)	(0.0)	—	(4.5)	(2.6)	—	—	(2.6)

Operating Expenses	$100.3	$8.8	$5.1	$114.2	$114.7	$6.1	$8.1	$128.9

	For the six months ended June 30, 2005				For the six months ended June 30, 2004
	Equity Markets	Asset Mgmt	Corporate	Total	Equity Markets	Asset Mgmt	Corporate	Total
Total GAAP Expenses	$213.4	$23.8	$10.7	$247.9	$334.0	$14.3	$17.3	$365.6

Regulatory charges and related matters	—	(2.0)	—	(2.0)	(79.2)	—	—	(79.2)
Writedown of assets and lease loss accrual	(4.5)	—	—	(4.5)	(2.6)	—	—	(2.6)

Operating Expenses	$208.9	$21.8	$10.7	$241.4	$252.2	$14.3	$17.3	$283.8

Pre-Tax GAAP Income to Pre-Tax Operating Earnings

	For the three months ended June 30, 2005				For the three months ended June 30, 2004
	Equity Markets	Asset Mgmt	Corporate	Total	Equity Markets	Asset Mgmt	Corporate	Total
Pre-Tax GAAP (Loss) Income	$(6.3)	$(2.9)	$0.2	$(9.0)	$(65.4)	$2.0	$(7.3)	$(70.7)

Regulatory charges and related matters	—	2.0	—	2.0	79.2	—	—	79.2
Writedown of assets and lease loss accrual	4.5	—	—	4.5	2.6	—	—	2.6

Pre-Tax Operating Earnings	$(1.8)	$(0.9)	$0.2	$(2.5)	$16.4	$2.0	$(7.3)	$11.1

	For the six months ended June 30, 2005				For the six months ended June 30, 2004
	Equity Markets	Asset Mgmt	Corporate	Total	Equity Markets	Asset Mgmt	Corporate	Total
Pre-Tax GAAP (Loss) Income	$(7.0)	$2.2	$6.1	$1.3	$(25.0)	$7.8	$(10.0)	$(27.2)

Regulatory charges and related matters	—	2.0	—	2.0	79.2	—	—	79.2
Writedown of assets and lease loss accrual	4.5	—	—	4.5	2.6	—	—	2.6

Pre-Tax Operating Earnings	$(2.5)	$4.2	$6.1	$7.8	$56.8	$7.8	$(10.0)	$54.6

- Totals may not add due to roundings.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds from the sale of our Derivative Markets segment. As of June 30, 2005, we had $1.3 billion in assets, 62% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. At June 30, 2005, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $292.7 million. Additionally, our corporate investment in the Deephaven Funds was $227.2 million at June 30, 2005. On July 1, 2005, the Company invested an additional $40 million in the Deephaven Funds, bringing the total up to $267.2 million. The majority of this investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

The Company has previously disclosed its intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Equity Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock. In April 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of Direct Trading Institutional, Inc., a privately held firm specializing in providing institutions with direct access trading through an advanced electronic platform, which subsequently closed in June 2005 with a $40 million initial cash payment. Additionally, in May 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of the ATTAIN ECN, an alternative trading system that operates an electronic communications network (“ECN”) for the trading of Nasdaq securities. The consummation of this transaction is subject to the receipt of regulatory approvals and the satisfaction of certain other customary conditions. No assurance can be given with respect to the timing, likelihood or business effect of this transaction or any other possible transaction.

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

Loss from continuing operations before income taxes was $9.0 million and $70.7 million for the three months ended June 30, 2005 and 2004, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization. Depreciation expense from continuing operations was $3.6 million and $3.4 million for the three months ended June 30, 2005 and 2004, respectively. Amortization expense from continuing operations, which related to intangible assets, was $155,000 and $149,000 for the three months ended June 30, 2005 and 2004, respectively. Non-cash writedowns from continuing operations consisted of $842,000 for the three months ended June 30, 2005. There were no non-cash writedowns for the three months ended June 30, 2004.

Purchases of strategic investments were $305,000 and $924,000 for the three months ended June 30, 2005 and 2004, respectively. Our corporate investment in the Deephaven Funds decreased by $87.9 million for the three months ended June 30, 2005 compared to a decrease of $19.5 million during the three months ended June 30, 2004. The change in the balance of our corporate investment in the Deephaven Funds for the three months ended June 30, 2005 primarily relates to the Company’s redemption of the $100.0 million investment made on January 1, 2005, offset in part, by an additional investment of $15.0 million in the Deephaven Funds. The change in the balance of our corporate investment in the Deephaven Funds for three months ended June 30, 2004 primarily relates to Company’s redemption of $20.0 million in the Deephaven Funds, offset by a gain of $491,000.

Capital expenditures related to our continuing operations were $4.9 million and $6.5 million during the three months ended June 30, 2005 and 2004, respectively. Capital expenditures primarily relate to the purchase of leaseholds and other fixed assets related to the buildout of our new headquarters at 545 Washington Boulevard. in Jersey City, NJ. We began the process of moving our Jersey City, NJ offices to 545 Washington Boulevard during the first quarter of 2005 and completed the move by the end of the second quarter of 2005.

At its April 19, 2005 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $250 million to $320 million. The Company repurchased 4.0 million shares during the second quarter of 2005 for a total cost of $32.9 million. Through June 30, 2005, the Company had repurchased 32.3 million shares for $252.0 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 106.7 million shares of Class A Common Stock outstanding as of June 30, 2005.

As U.S. registered broker-dealers, Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”) and Direct Trading Institutional, L.P. (“DTI”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM, KCM and DTI, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Additionally, Knight Equity Markets International Ltd. (“KEMIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. The following table sets forth the net capital levels and requirements for the following significant broker-dealer subsidiaries at June 30, 2005, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KEM	$135.4	$5.9	$129.5
KCM	42.9	1.0	41.9
KEMIL	18.8	7.0	11.8
DTI	2.8	0.8	2.0

We have no long-term debt at June 30, 2005 nor do we currently have any material long-term debt commitments for the rest of 2005. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual— It is the Company’s policy to identify excess real estate capacity and where applicable, accrue for such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, the Company’s policy is to accrue future costs related to excess capacity using a discounted cash flow analysis. Based on the results of an analysis of the current accrual and market conditions, which was performed during the period, no additional accrual for 545 Washington Boulevard was recorded in the second quarter of 2005. The majority of the lease loss accrual charges taken to date is related to a portion of our lease at 545 Washington Boulevard in Jersey City, New Jersey, encompassing approximately 78,000 square feet, all of which is unoccupied. The Company engaged a real estate broker in order to sub-lease this excess space based on an assessment of our real estate needs. The analysis of our accrual was derived from assumptions and estimates based on lease terms of projected sub-lease agreements, which assumed a sub-lease will have commenced at the beginning of 2006, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis, or when an event occurs or circumstances change that signify the existence of impairment.

Our Goodwill of $39.9 million as of June 30, 2005, is attributable to our Equity Markets segment. During our annual tests for impairment done in June 2005, it was determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Our Intangible assets, less accumulated amortization, of $31.2 million as of June 30, 2005, is attributable to our Equity Markets segment. These assets are being amortized on a straight-line basis over their useful lives, which have been determined to range from two to thirty years. During our annual tests for impairment done in June 2005, it was determined that there was no impairment to these intangible assets.

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired.

Investments that are classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, in Accumulated other comprehensive income within Stockholders’ Equity on the Consolidated Statements of Financial Condition.

Investments not recorded in the Company’s broker-dealer subsidiaries which do not have a readily determinable fair value are recorded at amortized cost.

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

We estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5 Accounting for Contingencies. The amount accrued is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of legal counsel. As such, the total amount accrued may be materially different from the final outcome of such matters. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of the Company’s amended Annual Report on Form 10-K/A and Part II, Item 1 included in this document.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at June 30, 2005 and 2004 was $360.7 million and $276.8 million, respectively, in long positions and $321.6 million and $242.1 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $3.9 million loss and a $3.5 million loss as of June 30, 2005 and 2004, respectively, due to the offset of gains in short positions with the losses in long positions.

As of June 30, 2005, we had a $227.2 million corporate investment in the Deephaven Funds, $191.7 million of which was invested in the Market Neutral Fund. On July 1, 2005, the Company invested an additional $40.0 million in the Deephaven Funds, $15.0 million of which was invested in the Market Neutral Fund. The general objective of market neutral investment strategies is to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event arbitrage, relative value equity and distressed debt. Because the primary basis of the Deephaven Funds’ market neutral strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading strategies also involve other substantial risks such as the disruption in historical pricing relationships and the risk of a tightening of dealer credit, forcing the premature liquidation of positions. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

The Deephaven Funds employ automated trading and position management systems that provide position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by management and an independent risk control function, as are individual and aggregate dollar and inventory position totals and profits and losses by strategy. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries. There can be no assurances that the Deephaven Funds’ strategy will be successful in achieving either its risk control or its profit objectives.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Legal

Short Selling Litigation:

In July 2005, the following developments occurred in the action entitled Exotics.com et ano. v. Maltin et al., described in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004:

Pursuant to its minute order entered July 6, 2005, the Court dismissed with prejudice plaintiffs’ Third Amended Complaint and denied plaintiffs leave to amend the complaint. By Order filed July 12, 2005, the Court dismissed the action as against the Company and filed a Judgment in the Company’s favor on July 15, 2005.

In August 2005, the following development occurred in the action entitled ATSI v. The Shaar Fund, Ltd., et al., described in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004:

On August 3, 2005, the Court entered judgment dismissing the action with prejudice.

Other Litigation:

During the second quarter of 2005, the following developments occurred in the action entitled Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al. described in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004:

On or about May 9, 2005, on plaintiffs’ motion, the Court vacated the judgment and gave plaintiffs leave to file an amended complaint restating their allegations of securities law violations. On or about June 9, 2005, the Court ruled that the amended complaint could also include related state law claims.

In July and August 2005, the following developments occurred in the action entitled Rule v. Chicago Board Options Exchange, Inc. et al. described in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004:

On or about July, 15, 2005, the Court dismissed this case based upon plaintiff’s failure to timely serve the complaint. On or about August 2, 2005, plaintiff moved the court for reconsideration of the dismissal.

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

As disclosed in the Company’s Form 8-K filing on June 27, 2005, Deephaven Capital Management LLC (“Deephaven”), the asset management subsidiary of the Company, announced that it and a former Deephaven employee have received Wells Notices from the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC” or “Commission”). The Wells Notice to Deephaven indicates that the staff is considering recommending that the Commission bring a civil injunctive action against Deephaven alleging that it violated anti-fraud provisions of the securities laws in connection with trading activity associated with certain Private Investments in Public Equities (“PIPEs”) during the period from June 1, 1999 through March 2004. The Wells Notice also indicates that the staff may seek an injunction, civil penalties, and disgorgement (including prejudgment interest).

A Wells Notice from the SEC affords recipients an opportunity to present information and defenses in response to the SEC’s Division of Enforcement staff prior to the staff making its formal recommendation to the Commission on whether any action should be authorized. Deephaven has submitted its initial response to the Wells Notice.

As disclosed in our amended Annual Report on Form 10-K/A for the year ended December 31, 2004, on December 16, 2004, Knight Securities L.P., (“KSLP,” now known as KEM) concluded a settlement with the SEC and NASD (the “Settlement”). The Settlement resolved the matters for which KSLP received Wells Notices from the staffs of the SEC and NASD but did not address Wells Notices received by certain former employees of KSLP. On March 7, 2005, NASD announced that it had charged Kenneth Pasternak, former CEO of KSLP, and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.” On August 8, 2005, the SEC announced that it had filed a civil fraud action in the United States District Court for the District of New Jersey against Kenneth Pasternak and John Leighton.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Item 2. Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the second quarter of 2005:

Period(1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	2,645,000	$8.43	2,645,000	$78,587,464

May 1, 2005 - May 31, 2005	825,000	8.14	825,000	71,870,526

June 1, 2005 - June 30, 2005	500,000	7.74	500,000	67,999,978

Total	3,970,000	8.28	3,970,000

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	All shares were repurchased through our publicly announced stock repurchase program. Table excludes shares repurchased related to tax withholdings resulting from the vesting of employee restricted stock.
(3)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $285 million to a total of $320 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004 and April 19, 2005. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The repurchase program has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 11, 2005 for the purpose of: (i) approving the change of the Company’s name to Knight Capital Group, Inc. (ii) electing its Board of Directors; and (iii) ratifying the selection of its independent auditor for 2005.

The change of the Company’s name to Knight Capital Group, Inc. was approved by the stockholders with 100,945,992 votes FOR (99.78%), 166,276 votes AGAINST (0.17%), and 52,670 (0.05%) votes ABSTAINED. Under applicable law, abstentions are counted as votes against this proposal. No BROKER NON-VOTES were cast on this matter.

The following sets forth the results of the election of directors:

	DIRECTORS
NAME OF NOMINEE	FOR	%	WITHHELD	%
William L. Bolster	95,948,378	94.84%	5,216,560	5.16%
Charles V. Doherty	95,517,409	94.42%	5,647,529	5.58%
Gary R. Griffith	98,637,100	97.50%	2,527,838	2.50%
Thomas M. Joyce	97,504,639	96.38%	3,660,299	3.62%
Robert M. Lazarowitz	93,624,642	92.55%	7,540,296	7.45%
Thomas C. Lockburner	99,109,559	97.97%	2,055,379	2.03%
James T. Milde	99,202,201	98.06%	1,962,737	1.94%
Rodger O. Riney	94,218,920	93.13%	6,946,018	6.87%

No proxies were solicited from the holders of Class B Common Stock since no such shares are outstanding. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The ratification of the selection of PricewaterhouseCoopers LLP as independent auditor for the Company for the fiscal year ending December 31, 2005 was approved by the stockholders with 100,183,117 votes FOR (99.03%), 880,330 votes AGAINST (0.87%), and 101,491 (0.10%) votes ABSTAINED. Under applicable law, abstentions are counted as votes against this proposal. No BROKER NON-VOTES were cast on this matter.

Further information regarding these matters is contained in the Company’s Proxy Statement dated April 4, 2005.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit

10.23*	Amendment to Employment Agreement, dated as of May 31, 2005, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 99.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated June 2, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

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