Form 10-Q
period 2005-09-30
KNIGHT CAPITAL GROUP, INC.
filed 2005-11-02
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 1, 2005 the number of shares outstanding of the Registrant’s Class A Common Stock was 102,418,323 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004 Restated	2005	2004 Restated
REVENUES
Commissions and fees	$74,860,136	$58,598,744	$212,998,365	$203,804,800
Net trading revenue	52,348,902	35,906,795	116,821,896	197,869,499
Asset management fees	41,983,284	6,804,928	67,900,813	28,843,815
Interest and dividends, net	1,763,330	1,198,974	6,319,167	2,828,891
Investment income and other	13,140,857	(692,318)	29,286,211	6,825,746

Total revenues	184,096,509	101,817,123	433,326,452	440,172,751

EXPENSES
Employee compensation and benefits	68,267,912	50,108,698	173,319,157	168,463,224
Execution and clearance fees	24,584,539	22,042,725	71,479,360	88,487,337
Soft dollar and commission recapture expense	15,902,532	14,309,230	46,036,887	44,321,999
Communications and data processing	7,969,419	7,867,254	23,934,639	21,583,633
Professional fees	6,056,274	4,265,149	14,388,019	11,572,279
Depreciation and amortization	4,209,028	3,390,310	12,245,859	10,870,338
Payments for order flow	3,857,048	4,555,323	14,843,211	27,416,779
Occupancy and equipment rentals	3,238,952	4,144,040	10,186,066	12,880,850
Business development	1,616,485	2,053,578	4,617,599	5,921,960
Writedown of assets and lease loss accrual	5,509,360	874,275	10,055,252	3,498,261
Regulatory charges and related matters	—	—	2,000,000	79,200,000
Other	2,784,784	(820,487)	8,864,251	4,118,364

Total expenses	143,996,333	112,790,095	391,970,300	478,335,024

Income (loss) from continuing operations before income taxes	40,100,176	(10,972,972)	41,356,152	(38,162,273)
Income tax expense (benefit)	16,136,536	(4,367,404)	16,988,471	(5,936,961)

Net income (loss) from continuing operations	23,963,640	(6,605,568)	24,367,681	(32,225,312)
Income from discontinued operations, net of tax	387,934	5,343,961	122,007	14,948,350

Net income (loss)	$24,351,574	$(1,261,607)	$24,489,688	$(17,276,962)

Basic earnings per share from continuing operations	$0.24	$(0.06)	$0.23	$(0.29)

Diluted earnings per share from continuing operations	$0.23	$(0.06)	$0.23	$(0.29)

Basic and diluted earnings per share from discontinued operations	$—	$0.05	$—	$0.13

Basic earnings per share	$0.24	$(0.01)	$0.23	$(0.15)

Diluted earnings per share	$0.23	$(0.01)	$0.23	$(0.15)

Shares used in computation of basic earnings per share	101,264,048	112,012,941	104,791,642	112,816,260

Shares used in computation of diluted earnings per share	103,724,202	112,012,941	107,955,922	112,816,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$183,558,099	$445,539,282
Securities owned, held at clearing brokers, at market value	376,380,649	254,473,209
Receivable from brokers and dealers	256,258,445	244,881,065
Investment in Deephaven sponsored funds	281,848,158	215,329,959
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	65,523,628	54,382,503
Strategic investments	59,907,552	29,266,796
Goodwill	39,929,678	19,182,248
Intangible assets, less accumulated amortization	30,500,694	11,546,528
Other assets	95,519,062	119,418,725

Total assets	$1,389,425,965	$1,394,020,315

LIABILITIES & STOCKHOLDERS’ EQUITY

Liabilities
Securities sold, not yet purchased, at market value	$343,619,605	$221,420,569
Payable to brokers and dealers	94,369,941	88,480,788
Accrued compensation expense	95,506,562	123,664,383
Accrued expenses and other liabilities	75,119,665	109,252,681

Total liabilities	608,615,773	542,818,421

Stockholders’ equity
Class A Common Stock, $0.01 par value, 500,000,000 shares authorized; 138,697,721 shares issued and 101,969,091 shares outstanding at September 30, 2005 and 133,965,513 shares issued and 113,295,191 shares outstanding at December 31, 2004	1,386,977	1,339,655
Additional paid-in-capital	466,431,469	427,451,712
Retained earnings	611,642,474	587,152,786
Treasury stock, at cost; 36,728,630 shares at September 30, 2005 and 20,670,322 shares at December 31, 2004	(294,168,558)	(147,636,413)
Accumulated other comprehensive income, net of tax	19,919,914	—
Unamortized stock-based compensation	(24,402,084)	(17,105,846)

Total stockholders’ equity	780,810,192	851,201,894

Total liabilities and stockholders’ equity	$1,389,425,965	$1,394,020,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2005	2004 Restated
Cash flows from operating activities
Net income (loss)	$24,489,688	$(17,276,962)
Income from discontinued operations, net of tax	122,007	14,948,350

Income (loss) from continuing operations, net of tax	24,367,681	(32,225,312)
Adjustments to reconcile income (loss) from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	12,245,859	10,870,338
Income tax benefit on stock awards exercised	4,862,396	5,134,485
Stock-based compensation	9,965,376	9,144,843
Writedown of assets and lease loss accrual	10,055,252	3,498,261
Unrealized gain on strategic investments	708,178	—
(Increase) decrease in operating assets
Securities owned	(121,907,440)	(47,343,117)
Receivable from brokers and dealers	(9,450,118)	(59,193,729)
Other assets	10,186,580	(5,948,956)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	122,199,036	55,603,309
Payable to brokers and dealers	5,889,153	67,548,200
Accrued compensation expense	(28,640,677)	(12,221,904)
Accrued expenses and other liabilities	(51,509,904)	75,597,998

Net cash (used in) provided by operating activities	(11,028,628)	70,464,416

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(23,150,560)	(28,595,353)
Investment in Deephaven sponsored funds	(66,518,200)	(8,726,915)
Purchase of Direct Trading Institutional business, net of cash acquired	(34,354,151)	—
Proceeds from (purchases of) strategic investments	2,308,016	(5,738,199)

Net cash used in investing activities	(121,714,895)	(43,060,467)

Cash flows from financing activities
Stock options exercised	16,903,069	13,103,668
Cost of common stock repurchased	(146,262,736)	(46,696,406)
Purchase of shares from minority investors in Knight Roundtable Europe Limited	—	(2,500,000)

Net cash used in financing activities	(129,359,667)	(36,092,738)

Decrease in cash and cash equivalents	(262,103,190)	(8,688,789)
Net cash provided by (used in) discontinued operations	122,007	(31,318,777)
Cash and cash equivalents at beginning of the year	445,539,282	249,997,693

Cash and cash equivalents at end of the year	$183,558,099	$209,990,127

Supplemental disclosure of cash flow information:
Cash paid for interest	$112,234	$323,019

Cash paid for income taxes	$45,701,637	$26,653,232

Supplemental disclosure of noncash investing activities
Goodwill	20,747,429
Intangible assets	20,000,000
Receivable from brokers and dealers	1,927,262
Other net liabilities	(8,320,540)

Cash paid for purchase of Direct Trading Institutional business, net of cash acquired	34,354,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Equity Markets, and a Corporate segment. The Company’s operating business segments from continuing operations comprise the following operating subsidiaries:

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment manager and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Deephaven also has a U.K. registered investment advisor subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K., and a Hong Kong registered investment advisor subsidiary, which is regulated by the Securities and Futures Commission in Hong Kong.

Equity Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq stock market and on the OTC Bulletin Board (“OTCBB”). Additionally, in December 2003, KEM acquired the business of Donaldson & Co., Incorporated (“Donaldson”), a firm that offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers (“NASD”), the National Stock Exchange and the Pacific Stock Exchange.

•	Knight Capital Markets LLC (“KCM”) operates as a market maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for European institutional and broker-dealer clients in U.S. and European equities. KEMIL is regulated by the FSA and is a member of the London Stock Exchange and Euronext.

•	In June 2005, the Company acquired the business of Direct Trading Institutional, Inc., a privately held Texas-based firm specializing in providing institutions with direct access trading through an advanced electronic platform. This business is now operated by Direct Trading Institutional, L.P. (“DTI”), a broker-dealer registered with the SEC and member of the NASD and National Futures Association.

•	In October 2005, the Company acquired the business of the ATTAIN ECN from Domestic Securities, Inc., a privately held company, and certain of its shareholders. The business, operating under the name Direct Edge ECN LLC (“Direct Edge”) operates as a liquidity destination offering the ability to match trades in Nasdaq National Market and Nasdaq SmallCap securities by displaying orders in the Nasdaq Market Center or the NASD Alternative Display Facility. Direct Edge is a broker-dealer registered with the SEC and is a member of the NASD.

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

Strategic investments

Strategic investments include equity ownership interests of less than 20% in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments, recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of our investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on the strategic investments has occurred due to declines in fair value or other market conditions, the investments are written down to its impairment value.

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

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included within Income from discontinued operations, net of tax, on the Consolidated Statements of Operations for all periods presented.

Stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock options plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and earnings per share amounts for the three and nine months ended September 30, 2005 and 2004 would have been as follows (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$24.4	$(1.3)	$24.5	$(17.3)
Pro forma compensation expense determined under fair value based method, net of tax	(1.1)	(1.2)	(4.1)	(5.2)
Pro forma net income (loss)	23.3	(2.4)	20.3	(22.5)
Basic earnings per share, as reported	0.24	(0.01)	0.23	(0.15)
Diluted earnings per share, as reported	0.23	(0.01)	0.23	(0.15)
Pro forma basic earnings per share	0.23	(0.02)	0.19	(0.20)
Pro forma diluted earnings per share	0.22	(0.02)	0.19	(0.20)

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

Restatement of financial statements

On August 9, 2005, the Company filed (i) an amended 2004 Annual Report on Form 10-K/A to reflect a correction in accounting for certain property lease transactions (the “Lease Correction”) and (ii) an amended Form 10-Q/A for the three months ended March 31, 2005 to reflect the Lease Correction and an adjustment to the Company’s Receivables from and Payables to brokers and dealers. The following table isolates each of the restated amounts in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2004.

	For the three months ended September 30, 2004		For the nine months ended September 30, 2004
	As restated	As originally reported	As restated	As originally reported
Consolidated Statements of Operations
Expenses
Depreciation and amortization	$3,390,310	$3,338,134	$10,870,338	$10,720,438
Occupancy and equipment rentals	4,144,040	3,981,784	12,880,850	12,817,436
Loss from continuing operations before income taxes	(10,972,972)	(10,750,940)	(38,162,273)	(37,938,113)
Income tax (benefit)	(4,367,404)	(4,280,801)	(5,936,961)	(5,831,980)
Net loss from continuing operations	(6,605,568)	(6,470,139)	(32,225,312)	(32,106,133)
Net loss	(1,261,607)	(1,126,178)	(17,276,962)	(17,157,783)

3.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	September 30, 2005	December 31, 2004
Securities owned:
Equities	$367.8	$245.5
U.S. government obligations	8.6	9.0

	$376.4	$254.5

Securities sold, not yet purchased:
Equities	$343.6	$221.4

	$343.6	$221.4

4.	Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	September 30, 2005	December 31, 2004
Receivable:
Clearing brokers and other	$143.9	$145.4
Securities failed to deliver	65.6	64.5
Securities borrowed	46.8	35.0

	$256.3	$244.9

Payable:
Clearing brokers and other	$58.5	$47.8
Securities failed to receive	35.9	40.7

	$94.4	$88.5

5.	Goodwill and Intangible Assets

In June 2005, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. The goodwill balance of $39.9 million at September 30, 2005 relates to the Equity Markets segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill increased by $20.7 million in June 2005, resulting from the purchase of DTI’s business. In the first half of 2004, the Company acquired all of the ownership interests of the minority owners of Knight Roundtable Europe Limited (“KREL”) (which is the Company’s subsidiary that owns KEMIL) for $2.5 million, which was recorded as goodwill.

At September 30, 2005, the Company had intangible assets, net of accumulated amortization, of $30.5 million, all included within the Equity Markets segment. Intangible assets increased by $20.0 million in June 2005, resulting from the purchase of DTI’s business. Intangible assets are being amortized over the remaining useful lives, which have been determined to range from two to thirty years and primarily represent client relationships.

In the third quarter of 2005, the Company recorded amortization expense related to its intangible assets within its Equity Markets segment of $735,000. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $735,000 for the remainder of 2005, $2.9 million per year in 2006 and 2007, and $2.8 million per year from 2008 through 2009.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization, for the nine months ended September 30, 2004 and 2005, respectively (in millions).

	Equity Markets
	Goodwill	Intangible Assets
Balance at January 1, 2004	$16.7	$12.0
Purchase of shares from minority investors in KREL and other intangibles	2.5	0.2
Amortization expense	—	(0.5)

Balance at September 30, 2004	$19.2	$11.7

Balance at January 1, 2005	$19.2	$11.5
Purchase of DTI business	20.7	20.0
Amortization expense	—	(1.0)

Balance at September 30, 2005	$39.9	$30.5

6.	Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment manager and sponsor of the Deephaven Funds, which engages in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.4 billion of assets under management in the Deephaven Funds as of September 30, 2005, the Company had a corporate investment of $281.8 million. Additionally, Other assets on the Consolidated Statements of Financial Condition at September 30, 2005 and December 31, 2004 included $22.6 million and $19.9 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition, certain officers, directors and employees of the Company had direct investments of approximately $4.2 million in the Deephaven Funds, in the aggregate, as of September 30, 2005.

In connection with the sale of the Derivative Markets business (see Footnote 9, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investments in the International Securities Exchange (“ISE”) and The Nasdaq Stock Market (“Nasdaq”), which were previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, these equity investments became marketable and, accordingly, were accounted for as equity securities under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and were classified as available-for-sale securities. On March 9, 2005, in conjunction with the ISE’s initial public offering, the Company sold approximately 30% of its original equity ownership of the ISE, having an original cost of $3.0 million, for $12.6 million resulting in a pre-tax gain of $9.6 million. There were no sales of the ISE equity during the third quarter of 2005. As of September 30, 2005, the Company owned 1.7 million shares of common stock of the ISE, which had an aggregate fair value and amortized cost of $40.6 million and $6.9 million, respectively.

During the second quarter of 2005, the Company sold its Nasdaq equity investment, previously classified as available-for-sale, for $15.5 million. Based on an original cost of $7.4 million, the Company recognized a pre-tax gain of $8.1 million on the sale of this equity investment.

7.	Significant Clients

The Company considers significant clients to be clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. One client accounted for approximately 12.0% and 10.6% of the Company’s U.S. equity dollar value traded during the three and nine months ended September 30, 2005, respectively. Payments for order flow to this firm for U.S. equity order flow for the three and nine months ended September 30, 2005 amounted to $1.3 million and $2.4 million, respectively.

The Company’s corporate investment in the Deephaven Funds of $281.8 million accounted for 8.3% of total assets under management at September 30, 2005. One institutional investor accounted for more than 10% of the Deephaven Funds’ assets under management, with 10.6% at September 30, 2005.

8.	Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual for the three months ended September 30, 2005 of $5.5 million related to the cost associated with excess real estate capacity at our 545 Washington Boulevard facility in Jersey City, N.J. The Writedown of assets and lease loss accrual for the nine months ended September 30, 2005 was $10.1 million, which includes $4.5 million of costs associated with excess real estate capacity and a writedown of fixed assets related to the move from the Company’s 525 Washington Boulevard facility in Jersey City, N.J. during the second quarter of 2005 and an additional $5.5 million in costs associated with excess real estate capacity at our 545 Washington Boulevard facility in Jersey City, N.J.

The Writedown of assets and lease loss accrual for the three months ended September 30, 2004 was $874,000, relating to the writedown of fixed assets that are no longer actively used. The Writedown of assets and lease loss accrual for the nine months ended September 30, 2004 was $3.5 million, which includes $2.6 million of costs associated with excess real estate capacity at our 545 Washington Boulevard facility in Jersey City, N.J.

9.	Discontinued Operations

Derivative Markets

The Company completed the sale of its Derivative Markets business to Citigroup for $237 million in cash as of the close of business on December 9, 2004. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets segment at the time the deal closed. The final determination of book value occurred in the first quarter of 2005, at which time the adjustment was recognized. The result of this adjustment and other expenses related to the sale resulted in a loss from discontinued operations, net of tax, of $266,000 in the first quarter of 2005. During the third quarter of 2005, the Company recorded additional income of $388,000, net of tax, relating to the Derivative Markets segment.

The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the results of the Derivative Markets segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in Income from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented.

The revenues and results of operations of the discontinued operations for the three and nine months ended September 30, 2005 and 2004 are summarized as follows (in millions):

	For the three months ended		For the nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues	$—	$47.2	$—	$137.0

Pre-tax income from discontinued operations	0.7	8.9	0.2	25.1
Income tax expense	0.3	3.6	0.1	10.2

Income from discontinued operations, net of tax	$0.4	$5.3	$0.1	$14.9

10.	Commitments and Contingent Liabilities

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed escalation clauses. Rental expense from continuing operations under the office leases was $2.0 million and $2.8 million for the three months ended September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005 and September 30, 2004, rental expense from continuing operations was $6.9 million and $7.7 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of September 30, 2005, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Operating Leases	Other Obligations	Total
Three months ending December 31, 2005	$3.8	$—	$3.8
Year ending December 31, 2006	10.4	24.6	35.0
Year ending December 31, 2007	9.9	2.0	11.9
Year ending December 31, 2008	9.7	0.6	10.3
Year ending December 31, 2009	9.3	—	9.3
Thereafter through October 31, 2021	111.6	—	111.6

	$154.8	$27.3	$182.1

During the normal course of business, the Company collateralizes certain leases, employment agreements or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of September 30, 2005, the Company has provided an $8.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

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

In May 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of the ATTAIN ECN, an alternative trading system that operates an electronic communications network (“ECN”) for the trading of Nasdaq securities. In October 2005, the Company closed the transaction. The business operates under the name of Direct Edge ECN LLC.

11.	Regulatory Charges and Related Matters

In June 2005, Deephaven and a former Deephaven employee received Wells Notices from the staff of the SEC’s Division of Enforcement. The Wells Notice to Deephaven indicates that the staff is considering recommending that the Commission bring a civil injunctive action against Deephaven alleging that it violated anti-fraud provisions of the securities laws in connection with trading activity associated with certain Private Investments in Public Equities (“PIPEs”) during the period from June 1, 1999 through March 2004. The Wells Notice also indicates that the staff may seek an injunction, civil penalties, and disgorgement (including prejudgment interest). A Wells Notice from the SEC affords recipients an opportunity to present information and defenses in response to the SEC’s Division of Enforcement staff prior to the staff making its formal recommendation to the Commission on whether any action should be authorized. Deephaven has submitted its initial response to the Wells Notice. During the second quarter of 2005, the Company recorded a $2.0 million, pre-tax, charge relating to the PIPEs matter, included in Regulatory charges and related matters on the Consolidated Statements of Operations.

In March 2004, Knight Securities L.P. (“KSLP,” now known as KEM) received Wells Notices from the staffs of the SEC’s Division of Enforcement and from NASD’s Department of Market Regulation. On July 7, 2004, the Company announced that KSLP had reached an agreement in principle with the staffs of the SEC and NASD to settle the investigations covered by these Wells Notices, which remained subject to the drafting of settlement papers and final approval by the SEC and NASD. On December 16, 2004, the Company announced that KSLP concluded its settlement with the SEC and NASD (collectively the “Settlement”).

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

Comprehensive income includes net income (loss) and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$24.4	$(1.3)	$24.5	$(17.3)

Other comprehensive income, net of tax:
Net unrealized (losses) gains on investment securities held as available-for-sale	(1.8)	—	19.9	—

Total comprehensive income (loss), net of tax	$22.6	$(1.3)	$44.4	$(17.3)

Other comprehensive income, net of tax, represents net unrealized (losses) gains on the Company’s strategic investment in the ISE.

13.	Earnings per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004 (in millions, except for share and per share data):

	For the three months ended September 30,
	2005		2004
	Numerator / net income	Denominator / shares	Numerator / net loss	Denominator / shares
Net income (loss) and shares used in basic calculations	$24.4	101,264,048	$(1.3)	112,012,941
Effect of dilutive stock-based awards	—	2,460,154	—	—

Net income (loss) and shares used in diluted calculations	$24.4	103,724,202	$(1.3)	112,012,941

Basic earnings per share		$0.24		$(0.01)

Diluted earnings per share		$0.23		$(0.01)

	For the nine months ended September 30,
	2005		2004
	Numerator / net income	Denominator / shares	Numerator / net loss	Denominator / shares
Net income (loss) and shares used in basic calculations	$24.5	104,791,642	$(17.3)	112,816,260
Effect of dilutive stock-based awards	—	3,164,280	—	—

Net income (loss) and shares used in diluted calculations	$24.5	107,955,922	$(17.3)	112,816,260

Basic earnings per share		$0.23		$(0.15)

Diluted earnings per share		$0.23		$(0.15)

For the three and nine months ended September 30, 2004, 3.9 million and 5.6 million shares of common stock equivalents, respectively, were not included in the calculation of weighted average shares for diluted earnings per share. The Company incurred losses during these periods and the effect of their inclusion would be anti-dilutive.

14.	Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan and the Knight Capital Group, Inc. 2003 Equity Incentive Plan (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of the Company. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units (collectively, the “awards”), as defined by the Plans. In addition, the Plans limit the number of awards that may be granted to a single individual and the Plans also limit the number of shares of restricted stock or restricted stock units that may be awarded.

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

The Company did not grant any restricted shares under the Plans during the third quarter of 2005 as stock-based compensation. At September 30, 2005, the Company had 3.1 million restricted shares outstanding, in aggregate, both under and outside of the Plans. The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees over the vesting period. For the three months ended September 30, 2005 and 2004, the Company recorded compensation expense relating to restricted shares of $3.2 million and $2.4 million, respectively, and $10.0 million and $6.8 million for the nine months ended September 30, 2005 and 2004, respectively, all of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations.

15.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The following table reconciles the U.S. federal statutory income tax (benefit) rate to the Company’s actual income tax (benefit) rate:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
U.S. federal statutory income tax (benefit) rate	35.0%	(35.0%)	35.0%	(35.0%)
U.S. state and local income tax (benefit) rate, net of U.S. federal income tax effect	4.6%	(3.4%)	4.8%	(1.9%)
Nondeductible charges	0.2%	3.5%	1.3%	24.4%
Other, net	0.4%	(4.9%)	0.0%	(3.1%)

Effective income tax (benefit) rate	40.2%	(39.8%)	41.1%	(15.6%)

16.	Business Segments

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

In 2004, the Company sold one of its business segments, Derivative Markets. The revenues and expenses associated with Derivative Markets have been included within Income from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. For a discussion of discontinued operations, see Footnote 9, “Discontinued Operations.”

The Company’s revenues, income (loss) from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions):

	Equity Markets	Asset Management	Corporate	Consolidated Total
For the three months ended September 30, 2005:
Revenues	$129.4	$42.3	$12.4	$184.1
Income from continuing operations before income taxes	19.1	15.7	5.3	40.1
Total assets	1,001.1	64.0	324.3	1,389.4

For the three months ended September 30, 2004:
Revenues	$95.4	$6.8	$(0.4)	$101.8
(Loss) from continuing operations before income taxes	(3.3)	(0.5)	(7.2)	(11.0)
Total assets[1]	858.7	27.1	242.3	1,128.2

	Equity Markets	Asset Management	Corporate	Consolidated Total
For the nine months ended September 30, 2005:
Revenues	$335.9	$68.3	$29.2	$433.3
Income from continuing operations before income taxes	12.1	17.9	11.4	41.4
Total assets	1,001.1	64.0	324.3	1,389.4

For the nine months ended September 30, 2004:
Revenues	$404.4	$28.9	$6.8	$440.2
(Loss) income from continuing operations before income taxes	(28.3)	7.3	(17.2)	(38.2)
Total assets[1]	858.7	27.1	242.3	1,128.2

[1]	Total assets at September 30, 2004 do not include Assets within discontinued operations of $3.1 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On August 9, 2005, the Company filed (i) an amended 2004 Annual Report on Form 10-K/A to reflect a correction in accounting for certain property lease transactions (the “Lease Correction”) and (ii) an amended Form 10-Q/A for the three months ended March 31, 2005 to reflect the Lease Correction and an adjustment to the Company’s Receivables from and Payables to brokers and dealers. As applicable, this Item 2 has been revised to reflect these changes.

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K/A. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K/A.

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

Executive Overview

The Company currently has two operating segments, Asset Management and Equity Markets, and a Corporate segment.

•	Asset Management—We operate an asset management business for institutions and high-net-worth individuals. Assets under management were $3.4 billion as of September 30, 2005, down slightly from $3.5 billion of assets under management as of September 30, 2004.

•	Equity Markets—We are a leading execution specialist providing comprehensive trade execution services to institutional and broker-dealer clients, offering capital commitment and access to a deep pool of liquidity across the depth and breadth of the U.S. equity markets.

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

In the fourth quarter of 2004, the Company completed the sale of one of its segments, Derivative Markets, to Citigroup Financial Products, Inc. (“Citigroup”). In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations for all periods presented. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The results of this adjustment and other expenses related to the sale is included in Income from discontinued operations, net of tax on the Consolidated Statements of Operations included in Part I, Item 1 “Financial Statements” of this document. For a more detailed discussion of the sale of the Company’s Derivative Markets business, please see Footnote 9 “Discontinued Operations” also included in Part I, Item 1 “Financial Statements” of this document.

The following table sets forth the revenues and expenses excluding Regulatory charges and related matters and Writedown of assets and lease loss accrual (“Operating Expenses”) and income (loss) from continuing operations before Regulatory charges and related matters and Writedown of assets and lease loss accrual and income taxes (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Equity Markets
Revenues	$129.4	$95.4	$335.9	$404.4
Operating Expenses	104.8	97.8	313.8	350.0

Pre-Tax Operating Earnings	24.6	(2.4)	22.1	54.4

Asset Management
Revenues	42.3	6.8	68.3	28.9
Operating Expenses	26.5	7.3	48.3	21.6

Pre-Tax Operating Earnings	15.7	(0.5)	20.0	7.3

Corporate
Revenues	12.4	(0.4)	29.2	6.8
Operating Expenses	7.1	6.8	17.8	24.0

Pre-Tax Operating Earnings	5.3	(7.2)	11.3	(17.2)

Consolidated
Revenues	184.1	101.8	433.3	440.2
Operating Expenses	138.5	111.9	379.9	395.6

Pre-Tax Operating Earnings	$45.6	$(10.1)	$53.4	$44.5

Total revenues from continuing operations for the three months ended September 30, 2005 increased 80.8% from the comparable period in 2004, while Operating Expenses from continuing operations increased 23.7%. Pre-Tax Operating Earnings increased to earnings of $45.6 million for the three months ended September 30, 2005, from a loss of $10.1 million in the comparable period in 2004. Our Asset Management segment was positively impacted by higher returns on the Deephaven Funds. Our Equity Markets segment benefited from higher equity dollar volume as well as the acquisition of the business of Direct Trading Institutional, Inc. (now operated as Direct Trading Institutional, L.P. (“DTI”)), a privately held firm specializing in providing institutions with direct access trading. The results from our Corporate segment were positively impacted by the higher returns on our corporate investment in the Deephaven Funds.

Total revenues from continuing operations for the nine months ended September 30, 2005 decreased 1.6% from the comparable period in 2004, while Operating Expenses from continuing operations decreased 4.0%. Pre-Tax Operating Earnings increased to $53.4 million for the nine months ended September 30, 2005, from $44.5 million in the comparable period in 2004. Our Asset Management segment was positively impacted by higher fund returns and a higher average amount of assets under management. Our Equity Markets segment was affected by greater competition for broker-dealer client order flow and reduced revenue capture statistics. The results from our Corporate segment were positively impacted by the gain on the sale of our equity investment in Nasdaq and a portion of our equity investment in the International Securities Exchange, Inc. (“ISE”) as well as by higher returns on our corporate investment in the Deephaven Funds.

A reconciliation of GAAP income (loss) from continuing operations before income taxes (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings and of total GAAP expenses to Operating Expenses is included elsewhere in this section.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to market-making services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the equity market volumes; the dollar value of securities traded; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees related to our legal proceedings and other matters; the strength of our client relationships; the amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; changes in payments for order flow rates and clearing costs; the addition or loss of executive management and asset management, equity sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures and divestitures; the incurrence of costs associated with acquisitions and dispositions; the integration, performance and operation of acquired businesses; investor sentiment; the level of assets under management and fund returns; technological changes and events; seasonality; competition; and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our institutional market share and revenue capture in our Equity Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from U.S. securities trading and market-making activities from Equity Markets. Revenues on transactions for which we charge explicit commissions or commission equivalents, which includes the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of our soft dollar and commission recapture activity as well as by changes in fees earned for directing trades to certain destinations for execution. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution.

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

Expenses

Our operating expenses largely consist of Employee compensation and benefits, Execution and clearance fees, Soft dollar and commission recapture payments and Payments for order flow. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, our profitability and the number of employees. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs, exchanges and certain regulatory bodies. Soft dollar and commission recapture payments fluctuate based on U.S. equity share volume executed on behalf of institutions. Payments for order flow fluctuate based on U.S. equity share volume, profitability, the mix of market orders and limit orders, the mix of orders received from broker-dealers and institutions who accept payments for order flow and changes in our payment for order flow rates.

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

Three Months Ended September 30, 2005 and 2004

Continuing Operations

Revenues

	For the three months ended September 30,
	2005	2004	Change	% of Change
Total Revenues from Asset Management (in millions)	$42.3	$6.8	$35.5	521.5%

Average month-end balance of assets under management (millions)	$3,374.6	$3,415.5	$(40.9)	-1.2%
Quarterly fund return to investors*	5.5%	-0.5%	5.9%	NM

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds

NM - Not meaningful

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased to $42.3 million for the three months ended September 30, 2005, from $6.8 million for the comparable period in 2004. The increase is primarily due to higher incentive fees as a result of the increase in fund returns. The average month-end balance of assets under management was approximately $3.4 billion for the three months ended September 30, 2005 and 2004. The blended quarterly fund return across all assets under management for the three months ended September 30, 2005 was a gain of 5.5%, up from a loss of 0.5% for the comparable period in 2004.

	For the three months ended September 30,
	2005	2004	Change	% of Change
Commissions and fees (millions)	$74.9	$58.6	$16.3	27.8%
Net trading revenue (millions)	52.3	35.9	16.4	45.8%
Interest and dividends, net (millions)	1.9	1.0	0.8	82.0%
Investment income and other (millions)	0.4	(0.1)	0.5	-433.5%

Total Revenues from Equity Markets (millions)	$129.4	$95.4	$34.0	35.6%

U.S equity dollar value traded ($ billions)	467.7	333.1	134.6	40.4%
U.S. equity trades executed (millions)	50.8	41.6	9.2	22.1%
Nasdaq and Listed equity shares traded (billions)	25.7	22.5	3.2	14.0%
OTC Bulletin Board and Pink Sheet shares traded (billions)	131.7	294.2	(162.5)	-55.2%
Average revenue capture per U.S. equity dollar value traded (bps)	2.0	2.2	(0.2)	-8.6%

Total revenues from our Equity Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 35.6% to $129.4 million for the three months ended September 30, 2005, from $95.4 million for the comparable period in 2004. The increase in revenues was primarily the result of higher dollar volumes traded, which increased 40.4% compared to the three months ended September 30, 2004, and the acquisition of DTI at the end of the second quarter offset, in part, by a decrease in revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 2.0 basis points (“bps”) for the third quarter of 2005, down 8.6% from 2.2 bps in the third quarter of 2004. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net trading revenues less certain transaction-related regulatory fees (included in Execution and clearance fees) and institutional commissions and commission equivalents (included in Commissions and fees), (collectively, “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $92.1 million and $71.7 million for the three months ended September 30, 2005 and 2004, respectively.

	For the three months ended September 30,
	2005	2004	Change	% of Change
Total Revenues from Corporate (millions)	$12.4	$(0.4)	$12.8	NM

Average corporate investment balance in the Deephaven Funds (millions)	$278.7	$206.7	$72.0	34.8%

NM - Not meaningful

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, increased $12.8 million. Income from our corporate investment in the Deephaven Funds increased to a gain of $14.6 million for the three months ended September 30, 2005, from a loss of $1.6 million for the comparable period in 2004.

Expenses

Employee compensation and benefits expense increased 36.2% to $68.3 million for the three months ended September 30, 2005, from $50.1 million for the comparable period in 2004. As a percentage of total revenue, employee compensation and benefits decreased to 37.1% for the three months ended September 30, 2005, from 49.2% in the comparable period in 2004. The increase on a dollar basis was primarily due to the increase in overall profitability. Our number of full time employees within our continuing operations increased to 699 at September 30, 2005, from 675 full time employees at September 30, 2004, primarily due to the acquisition of DTI. In addition, we incurred severance costs of $1.9 million and $870,000 for the three months ended September 30, 2005 and 2004, respectively.

Execution and clearance fees increased 11.5% to $24.6 million for the three months ended September 30, 2005, from $22.0 million for the comparable period in 2004. As a percentage of total revenue, execution and clearance fees decreased to 13.4% for the three months ended September 30, 2005, from 21.6% in the comparable period in 2004. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions. As a percentage of revenues, execution and clearance fees decreased primarily due to higher asset management revenues, which have no associated execution and clearance fees.

Payments for order flow decreased 15.3% to $3.9 million for the three months ended September 30, 2005, from $4.6 million for the comparable period in 2004. As a percentage of total revenue, payments for order flow decreased to 2.1% for the three months ended September 30, 2005, from 4.5% for the comparable period in 2004. The decrease on a dollar basis and as a percentage of total revenue was primarily due to changes in our payment for order flow rates. Soft dollar and commission recapture expense increased 11.1% to $15.9 million for the three months ended September 30, 2005, from $14.3 million for the comparable period in 2004.

Communications and data processing expense increased slightly to $8.0 million for the three months ended September 30, 2005, from $7.9 million for the comparable period in 2004.

Depreciation and amortization expense increased 24.1% to $4.2 million for the three months ended September 30, 2005, from $3.4 million for the comparable period in 2004. This increase was primarily due to the amortization of intangible assets related to the purchase of the business of DTI as well as additional depreciation and amortization expense related to new fixed assets and leasehold improvements at our new corporate headquarters at 545 Washington Boulevard in Jersey City, N.J.

Occupancy and equipment rentals expense decreased 21.8% to $3.2 million for the three months ended September 30, 2005, from $4.1 million for the comparable period in 2004. This decrease was primarily attributable to the lease loss accruals recorded during the second quarter of 2005 related to our move from 525 Washington Boulevard into our new facility at 545 Washington Boulevard in Jersey City, N.J.

Professional fees increased to $6.1 million for the three months ended September 30, 2005, from $4.3 million for the comparable period in 2004. The increase in 2005 was primarily due to increases in consulting expenses and legal expenses, which have fluctuated based on the activity surrounding our various legal and regulatory matters.

Business development expense decreased to $1.6 million for the three months ended September 30, 2005, from $2.1 million for the comparable period in 2004. The primary reasons for the decrease were lower advertising and travel and entertainment costs.

Other expenses increased to $2.8 million for the three months ended September 30, 2005, from a benefit of $820,000 for the comparable period in 2004. This increase was due to a one-time benefit, in the comparable period in 2004, of approximately $3.0 million related to an adjustment to legal reserves. Excluding this one-time benefit, Other expenses would have increased 27.8% due to an increase in administrative and other costs relating to the move to our new headquarters at 545 Washington Boulevard, Jersey City, N.J.

During the three months ended September 30, 2005, a charge of $5.5 million was incurred related to our Equity Markets segment. This charge consisted of a lease loss accrual related to excess real estate capacity at our 545 Washington Boulevard facility in Jersey City, N.J. During the three months ended September 30, 2004, a charge of $874,000 was incurred related to our Equity Markets segment. This charge related to the writedown of fixed assets that were no longer actively used.

Our effective income tax rates, from continuing operations, of 40.2% and 39.8% for the three months ended September 30, 2005 and 2004, respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes and nondeductible charges.

Discontinued Operations

As of the close of business on December 9, 2004, the Company sold substantially all of the assets and certain of the liabilities that comprised the Derivative Markets segment operated by Knight Financial Products LLC and Knight Execution Partners LLC to Citigroup for approximately $237 million in cash. The final purchase price was subject to adjustment based on the final determination of book value of the Derivative Markets business at the time the deal closed. The decision to sell the Derivative Markets business was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. The Company recognized a small after-tax gain of $388,000 related to its former Derivative Markets business in the three months ended September 30, 2005. The Income from discontinued operations, net of tax on the Consolidated Statements of Operations was $5.3 million for the three months ended September 30, 2004. For a further discussion of the sale of the Company’s Derivative Markets business, please see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

Nine Months Ended September 30, 2005 and 2004

Continuing Operations

Revenues

	For the nine months ended September 30,
	2005	2004	Change	% of Change
Total Revenues from Asset Management (millions)	$68.3	$28.9	$39.4	136.0%

Average month-end balance of assets under management (millions)	$3,372.2	$2,756.4	$615.8	22.3%
Year-to-date fund return to investors*	5.2%	1.6%	3.6%	225.0%

*	Year-to-date fund return represents the blended year-to-date return across all assets under management in the Deephaven Funds

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased 136.0% to $68.3 million for the nine months ended September 30, 2005, from $28.9 million for the comparable period in 2004. The increase is primarily due to higher incentive fees as a result of an increase in fund returns as well as higher management fees due to the growth in assets under management. The blended year-to-date fund return across all assets under management for the nine months ended September 30, 2005 was a gain of 5.2%, up from a gain of 1.6% for the comparable period in 2004. The average month-end balance of assets under management increased to $3.4 billion for the nine months ended September 30, 2005, from $2.8 billion for the comparable period in 2004.

	For the nine months ended September 30,
	2005	2004	Change	% of Change
Commissions and fees (millions)	$213.0	$203.8	$9.2	4.5%
Net trading revenue (millions)	116.8	197.9	(81.0)	-41.0%
Interest and dividends, net (millions)	3.7	2.5	1.2	48.2%
Investment income and other (millions)	2.4	0.3	2.1	780.3%

Total Revenues from Equity Markets (millions)	$335.9	$404.4	$(68.6)	-17.0%

U.S equity dollar value traded ($ billions)	1,384.1	1,254.5	129.6	10.3%
U.S. equity trades executed (millions)	151.8	150.2	1.6	1.0%
Nasdaq and Listed equity shares traded (billions)	80.2	92.7	(12.5)	-13.5%
OTC Bulletin Board and Pink Sheet shares traded (billions)	581.5	990.6	(409.1)	-41.3%
Average revenue capture per U.S. equity dollar value traded (bps)	1.7	2.6	(0.8)	-31.7%

Total revenues from our Equity Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, decreased 17.0% to $335.9 million for the nine months ended September 30, 2005, from $404.4 million for the comparable period in 2004. The decrease in revenues was primarily the result of lower revenue capture per U.S. equity dollar value traded and lower share volumes.

Average revenue capture per U.S. equity dollar value traded was 1.7 bps for the first nine months of 2005, down 31.7% from 2.6 bps in the first nine months of 2004. We attribute the decrease in average revenue capture per U.S. equity dollar value traded to an increase in competition over the past year and market conditions. Core Equity Revenues were $241.3 million and $320.1 million for the nine months ended September 30, 2005 and 2004, respectively.

	For the nine months ended September 30,
	2005	2004	Change	% of Change
Total Revenues from Corporate (millions)	$29.2	$6.8	$22.4	328.0%

Average corporate investment balance in the Deephaven Funds (millions)	$270.9	$218.7	$52.2	23.9%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, increased $22.4 million. The increase is primarily due to gains on the sale of our equity investments in Nasdaq and the ISE as well as our corporate investment in the Deephaven Funds. On March 9, 2005, in conjunction with the ISE’s initial public offering, the Company sold approximately 30% of its original equity ownership in the ISE. As a result of the transaction, the Company recognized a pre-tax gain of $9.6 million. The Company also recognized a pre-tax gain of $5.9 million from our investments in Nasdaq. Income from our corporate investment in the Deephaven Funds increased to a gain of $11.5 million for the nine months ended September 30, 2005, from a gain of $3.8 million for the comparable period in 2004. The increase is due to higher average returns on a larger average corporate investment balance.

Expenses

Employee compensation and benefits expense increased 2.9% to $173.3 million for the nine months ended September 30, 2005, from $168.5 million for the comparable period in 2004. As a percentage of total revenue, employee compensation and benefits increased to 40.0% for the nine months ended September 30, 2005, from 38.3% in the comparable period in 2004. The increase on a dollar basis was primarily due to the increase in profitability within the Asset Management segment as well as an increase in the number of employees within our continuing operations. Our number of full time employees within our continuing operations increased to 699 at September 30, 2005, from 675 full time employees at September 30, 2004, primarily due to the acquisition of DTI. In addition, we incurred severance costs of $5.8 million and $2.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Execution and clearance fees decreased 19.2% to $71.5 million for the nine months ended September 30, 2005, from $88.5 million for the comparable period in 2004. As a percentage of total revenue, execution and clearance fees decreased to 16.5% for the nine months ended September 30, 2005, from 20.1% for the comparable period in 2004. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions. The decrease as a percentage of total revenue was primarily due to higher asset management fees, which have no associated execution and clearance fees.

Payments for order flow decreased 45.9% to $14.8 million for the nine months ended September 30, 2005, from $27.4 million for the comparable period in 2004. As a percentage of total revenue, payments for order flow decreased to 3.4% for the nine months ended September 30, 2005, from 6.2% for the comparable period in 2004. The decrease on a dollar basis was primarily due to changes in our payment for order flow rates. Soft dollar and commission recapture expense increased 3.9% to $46.0 million for the nine months ended September 30, 2005, from $44.3 million for the comparable period in 2004.

Communications and data processing expense increased 10.9% to $23.9 million for the nine months ended September 30, 2005, from $21.6 million for the comparable period in 2004. This increase was primarily attributable to an increase in technology costs related to our Equity Markets segment.

Depreciation and amortization expense increased 12.7% to $12.2 million for the nine months ended September 30, 2005, from $10.9 million for the comparable period in 2004. This increase was primarily due to additional depreciation and amortization expense related to new fixed assets and leasehold improvements at our new corporate headquarters at 545 Washington Boulevard in Jersey City, N.J. as well as the amortization of intangible assets related to the purchase of the business of DTI.

Occupancy and equipment rentals expense decreased 20.9% to $10.2 million for the nine months ended September 30, 2005, from $12.9 million for the comparable period in 2004. This decrease was primarily attributable to the lease loss accruals recorded during the second quarter of 2005 related to our move from 525 Washington Boulevard into our new facility at 545 Washington Boulevard in Jersey City, N.J. and a $750,000, pre-tax, one-time benefit relating to a reduction of certain lease obligations at our former London office site.

Professional fees increased to $14.4 million for the nine months ended September 30, 2005, from $11.6 million for the comparable period in 2004. The increase in 2005 was primarily due to an increase in consulting and legal expenses, which have fluctuated based on the activity surrounding our various legal and regulatory matters.

Business development expense decreased to $4.6 million for the nine months ended September 30, 2005, from $5.9 million for the comparable period in 2004. The primary reasons for the decrease were lower travel and entertainment costs.

Other expenses increased to $8.9 million for the nine months ended September 30, 2005, from $4.1 million for the comparable period in 2004. This increase was primarily due to a one-time benefit, in the comparable period in 2004, of approximately $3.0 million related to an adjustment to legal reserves. Excluding this one-time benefit, Other expenses would have increased 24.5% due to administrative and other costs relating to the move to our new headquarters at 545 Washington Boulevard in Jersey City, N.J.

During the nine months ended September 30, 2005, we recorded charges of $12.1 million. These charges consisted of $5.5 million of a lease loss accrual related to excess real estate capacity at our 545 Washington Boulevard facility in Jersey City, N.J. and $4.5 million of lease loss accrual related to our move from 525 Washington Boulevard into our new facility at 545 Washington Boulevard in Jersey City, N.J. within our Equity Markets segment and $2.0 million of Regulatory charges and related matters within our Asset Management segment. During the nine months ended September 30, 2004, we recorded charges of $82.7 million within our Equity Markets segment. These charges primarily consisted of $79.2 million of Regulatory charges and related matters and $2.6 million of lease loss accrual related to the cost associated with our excess real estate capacity at our 545 Washington Boulevard facility in Jersey City, N.J. For a discussion of the Regulatory charges and related matters, refer to Footnote 11 in the Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” of this document.

Our effective income tax rates, from continuing operations, of 41.1% and 15.6% for the nine months ended September 30, 2005 and 2004, respectively, differ from the federal statutory income tax rate of 35% due primarily to state income taxes and nondeductible charges.

Discontinued Operations

The Income from discontinued operations, net of tax on the Consolidated Statements of Operations was $122,000 and $14.9 million for the nine months ended September 30, 2005 and 2004, respectively. For a further discussion of the sale of the Company’s Derivative Markets business, please see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

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

Total GAAP Expenses to Operating Expenses

	For the three months ended September 30, 2005				For the three months ended September 30, 2004
	Equity Markets	Asset Mgmt	Corporate	Total	Equity Markets	Asset Mgmt	Corporate	Total
Total GAAP Expenses	$110.3	$26.5	$7.1	$144.0	$98.7	$7.3	$6.8	$112.8

Writedown of assets and lease loss accrual	(5.5)	—	—	(5.5)	(0.9)	—	—	(0.9)

Operating Expenses	$104.8	$26.5	$7.1	$138.5	$97.8	$7.3	$6.8	$111.9

	For the nine months ended September 30, 2005				For the nine months ended September 30, 2004
	Equity Markets	Asset Mgmt	Corporate	Total	Equity Markets	Asset Mgmt	Corporate	Total
Total GAAP Expenses	$323.8	$50.3	$17.8	$391.9	$432.7	$21.6	$24.0	$478.3

Regulatory charges and related matters	—	(2.0)	—	(2.0)	(79.2)	—	—	(79.2)
Writedown of assets and lease loss accrual	(10.0)	—	—	(10.0)	(3.5)	—	—	(3.5)

Operating Expenses	$313.8	$48.3	$17.8	$379.9	$350.0	$21.6	$24.0	$395.6

Pre-Tax GAAP Income to Pre-Tax Operating Earnings

	For the three months ended September 30, 2005				For the three months ended September 30, 2004
	Equity Markets	Asset Mgmt	Corporate	Total	Equity Markets	Asset Mgmt	Corporate	Total
Pre-Tax GAAP Income (Loss)	$19.1	$15.7	$5.3	$40.1	$(3.3)	$(0.5)	$(7.2)	$(11.0)

Writedown of assets and lease loss accrual	5.5	—	—	5.5	0.9	—	—	0.9

Pre-Tax Operating Earnings	$24.6	$15.7	$5.3	$45.6	$(2.4)	$(0.5)	$(7.2)	$(10.1)

	For the nine months ended September 30, 2005				For the nine months ended September 30, 2004
	Equity Markets	Asset Mgmt	Corporate	Total	Equity Markets	Asset Mgmt	Corporate	Total
Pre-Tax GAAP Income (Loss)	$12.1	$17.9	$11.3	$41.4	$(28.3)	$7.3	$(17.2)	$(38.2)

Regulatory charges and related matters	—	2.0	—	2.0	79.2	—	—	79.2
Writedown of assets and lease loss accrual	10.0	—	—	10.0	3.5	—	—	3.5

Pre-Tax Operating Earnings	$22.1	$20.0	$11.3	$53.4	$54.4	$7.3	$(17.2)	$44.5

- Totals may not add due to roundings.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds from the sale of our Derivative Markets segment. As of September 30, 2005, we had $1.4 billion in assets, 59% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. At September 30, 2005, the Company had net current assets, which consist of net assets readily convertible into cash, of approximately $207.6 million. Additionally, our corporate investment in the Deephaven Funds was $281.8 million at September 30, 2005. The majority of this investment can be liquidated upon request subject to a ninety-day written notification period and monthly redemption limits, or immediately by invoking our rights as the general partner of the Deephaven Funds.

The Company has previously disclosed its intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Equity Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock. In April 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of Direct Trading Institutional, Inc. (now operating as DTI), a privately held firm specializing in providing institutions with direct access trading through an advanced electronic platform. The transaction subsequently closed in June 2005 with a $40 million initial cash payment. Additionally, in May 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of the ATTAIN ECN, an alternative trading system that operates an electronic communications network (ECN) for the trading of Nasdaq securities. The transaction subsequently closed in October 2005. No assurance can be given with respect to the business effect of these transactions or the timing, likelihood or business effect of any other possible transaction.

As discussed elsewhere in this document, we sold our Derivative Markets business for approximately $237 million in cash as of the close of business on December 9, 2004. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The final purchase price, in addition to other expenses related to the sale, was finalized in the first quarter of 2005.

Income (loss) from continuing operations before income taxes was $40.1 million and ($11.0 million) for the three months ended September 30, 2005 and 2004, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization. Depreciation expense from continuing operations was $3.5 million and $3.2 million for the three months ended September 30, 2005 and 2004, respectively. Amortization expense from continuing operations, which related to intangible assets, was $735,000 and $155,000 for the three months ended September 30, 2005 and 2004, respectively. Non-cash writedowns from continuing operations consisted of $874,000 for the three months ended September 30, 2004. There were no non-cash writedowns for the three months ended September 30, 2005.

Net proceeds from (purchases of) strategic investments were $674,000 and ($332,000) for the three months ended September 30, 2005 and 2004, respectively. Our corporate investment in the Deephaven Funds increased by $54.6 million for the three months ended September 30, 2005 compared to a decrease of $1.6 million during the three months ended September 30, 2004. The change in the balance of our corporate investment in the Deephaven Funds for the three months ended September 30, 2005 primarily relates to the Company’s additional investment of $40.0 million made on July 1, 2005, as well as a positive return on our investments of $14.6 million. The change in the balance of our corporate investment in the Deephaven Funds for the three months ended September 30, 2004 related to a loss on our investments of $1.6 million.

Capital expenditures related to our continuing operations were $5.2 million and $19.3 million during the three months ended September 30, 2005 and 2004, respectively. Capital expenditures primarily relate to the purchase of leaseholds and other fixed assets related to the buildout of our new headquarters at 545 Washington Boulevard in Jersey City, N.J. We began the process of moving our Jersey City, N.J. offices to 545 Washington Boulevard during the first quarter of 2005 and completed the move by the end of the second quarter of 2005.

At its October 18, 2005 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $320 million to $345 million. The Company repurchased 5.3 million shares during the third quarter of 2005 for a total cost of $43.9 million. Through September 30, 2005, the Company had repurchased 37.6 million shares for $295.9 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 102.0 million shares of Class A Common Stock outstanding as of September 30, 2005.

As U.S. registered broker-dealers, Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”) and Direct Trading Institutional, L.P. (“DTI”) are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120.0% of its required minimum capital. Moreover, broker-dealers, including KEM, KCM and DTI, are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30.0% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Additionally, Knight Equity Markets International Ltd. (“KEMIL”) is subject to capital adequacy requirements of the Financial Services Authority in the United Kingdom. The following table sets forth the net capital levels and requirements for the following significant broker-dealer subsidiaries at September 30, 2005, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KEM	$82.8	$5.5	$77.3
KCM	34.9	1.0	33.9
KEMIL	20.4	6.8	13.6
DTI	5.5	0.9	4.6

We have no long-term debt at September 30, 2005 nor do we currently have any material long-term debt commitments for the rest of 2005. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and where applicable, accrue for such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, the Company’s policy is to accrue future costs related to excess capacity using a discounted cash flow analysis. Based on the results of an analysis of the current accrual and market conditions, which was performed during the period, an additional accrual, related to excess real estate capacity at our location at 545 Washington Boulevard in Jersey City, New Jersey, of $5.5 million was recorded in the third quarter of 2005. The majority of the lease loss accrual charges taken to date are related to a portion of our lease at 545 Washington Boulevard in Jersey City, New Jersey, encompassing approximately 78,000 square feet, all of which is unoccupied. The Company engaged a real estate broker in order to sub-lease this excess space based on an assessment of our real estate needs. The analysis of our accrual was derived from assumptions and estimates based on lease terms of projected sub-lease agreements, which assumed a sub-lease will have commenced at the beginning of 2007, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis, or when an event occurs or circumstances change that signify the existence of impairment.

Our Goodwill of $39.9 million as of September 30, 2005, related to our Equity Markets segment. During our annual tests for impairment done in June 2005, it was determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Our Intangible assets, less accumulated amortization, of $30.5 million as of September 30, 2005, related to our Equity Markets segment. These assets, which primarily consist of client relationships, are being amortized on a straight-line basis over their useful lives, which have been determined to range from two to thirty years. During our annual tests for impairment done in June 2005, it was determined that there was no impairment to these intangible assets.

Strategic Investments—Investments include ownership interests of less than 20% in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability corporations. The fair value of investments, recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of our investment is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on the strategic investments has occurred due to declines in fair value or other market conditions, the investments are written down to its impairment value. As of September 30, 2005, the Company reviewed the strategic investment for impairment and determined that an impairment loss had not occurred.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123 Accounting for Stock-Based Compensation, SFAS No. 123-R, Share-Based Payment. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services. SFAS No. 123-R eliminates the intrinsic value method under Accounting Principles Board No. 25 as an alternative method of accounting for stock-based awards. Additionally SFAS No. 123-R clarifies SFAS No. 123’s guidance in several areas including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In April 2005, the SEC amended the effective date of compliance for FAS 123-R. This statement is effective for the fiscal year that begins after June 15, 2005. The Company plans on adopting the provisions of this statement for 2006. The Company currently applies APB 25 and related interpretations in accounting for its stock options plans.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at September 30, 2005 and 2004 was $367.8 million and $238.5 million, respectively, in long positions and $330.3 million and $228.7 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10.0% decline in prices, is estimated to be a $3.8 million loss and a $1.0 million loss as of September 30, 2005 and 2004, respectively, due to the offset of gains in short positions with the losses in long positions.

As of September 30, 2005, we had a $281.8 million corporate investment in the Deephaven Funds, $218.5 million of which was invested in the Market Neutral Fund. The general objective of market neutral investment strategies is to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event arbitrage, relative value equity and distressed debt. Because the primary basis of the Deephaven Funds’ market neutral strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is expected to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading strategies also involve other substantial risks such as the disruption in historical pricing relationships and the risk of a tightening of dealer credit, forcing the premature liquidation of positions. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

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

Legal

Short Selling Litigation:

During the third quarter of 2005, the following development occurred in the action entitled ATSI v. The Shaar Fund, Ltd., et al., described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004:

On or about September 8, 2005, the Court entered an amended judgment certifying the matter for appeal pursuant to Federal Rule of Civil Procedure 54(b). Plaintiffs filed a notice of appeal on or about September 20, 2005.

KEM Trading Dispute Arbitration:

The following developments occurred in the KEM Trading Dispute Arbitration described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004:

In the action pending in New York Supreme Court, on or about August 12, 2005, the court granted KEM’s motion to dismiss the declaratory judgment action brought by the customer of KEM’s counterparty involved in the KEM Trading Dispute Arbitration. On or about August 16, 2005, judgment was entered against that customer, and on or about September 13, 2005, that customer filed a notice of appeal from that dismissal. In the KEM Trading Dispute Arbitration, on or about October 21, 2005, KEM’s counterparty asserted claims in the nature of an interpleader against its customer and KEM, requesting the panel determine the rights to the disputed dividends.

Other Litigation:

The following developments occurred in the actions entitled Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al. and Rule v. Chicago Board Options Exchange, Inc. et al , both as described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004:

On or about October 5, 2005, the Court entered an order permitting the plaintiffs in Last Atlantis to file a second amended complaint, including adding two new plaintiffs, one of whom is the plaintiff in Rule. The same plaintiffs’ counsel has recently filed two additional, substantially identical cases on behalf of other plaintiffs, and has indicated his intention to transfer, as related, these cases to the same judge hearing Last Atlantis. Plaintiffs’ counsel has also indicated his intention, once that transfer is accomplished, to file a consolidated amended complaint on behalf of all plaintiffs.

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

Item 2. Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the third quarter of 2005:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	372,684	$8.11	372,500	$64,977,676
August 1, 2005 - August 31, 2005	3,604,000	8.23	3,604,000	35,305,111
September 1, 2005 - September 30, 2005	1,350,097	8.54	1,316,000	24,059,900

Total	5,326,781	8.30	5,292,500

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $310 million to a total of $345 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005 and October 18, 2005, respectively. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The repurchase program has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Exhibit

10.24	*	Separation Agreement, effective as of September 6, 2005, between Knight Equity Markets, L.P. and Derek N. Stein. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated September 9, 2005).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 1st day of November, 2005.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer

By:	/s/ JOHN B. HOWARD
Chief Financial Officer
(Chief Accounting Officer)