Form 10-K
period 2005-12-31
KNIGHT CAPITAL GROUP, INC.
filed 2006-03-14
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class A Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2) Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $755.7 million at June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) based upon the closing price for shares of the Registrant’s Class A Common Stock as reported by the National Market System of the Nasdaq Stock Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

At March 13, 2006 the number of shares outstanding of the Registrant’s Class A Common Stock was 103,814,628 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

KNIGHT CAPITAL GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2005

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (MD&A), and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, and the documents incorporated by reference may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of businesses recently acquired, or being acquired, by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents the Company files from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this report.

PART I

Item 1.    Business

Overview

Knight Capital Group, Inc., a Delaware corporation, and its subsidiaries (collectively “Knight” or the “Company”) is a leading financial services firm that provides comprehensive trade execution solutions and asset management services. Our Global Markets business provides a broad range of customized trade execution products and services across multiple asset classes for broker-dealers, institutions and issuer companies. Our Asset Management business, Deephaven Capital Management, is a global multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. We continually apply knowledge and innovation to the trading and asset management processes to build lasting client partnerships through consistent performance and superior client service.

Knight Capital Group, Inc. was organized in January 2000 as the successor to the business of Knight/Trimark Group, Inc. (the “Predecessor”). The Predecessor was organized in April 1998 as the successor to the business of Roundtable Partners, LLC, which was formed in March 1995. In May 2000, the Company changed its name from Knight/Trimark Group, Inc. to Knight Trading Group, Inc., and in May 2005 the Company changed its name to Knight Capital Group, Inc. Our corporate headquarters are located at 545 Washington Boulevard, Jersey City, New Jersey 07310. Our telephone number is (201) 222-9400.

Financial information concerning our business segments for each of 2005, 2004 and 2003, respectively, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”

Available Information

Our Internet address is www.knight.com. We make available free of charge, on or through the “Investor Center” section of our corporate web site under “SEC Filings”, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, and our proxy statements as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”). Also posted on our corporate web site is our Code of Business Conduct and Ethics (the “Code”) governing our directors, officers and employees. Within the time period required by the SEC, we will post on our corporate web site any amendments and waivers to such Code applicable to our executive officers and directors, as defined in the Code.

In addition, our Board of Directors (the “Board”) has standing Finance and Audit, Compensation and Nominating and Corporate Governance Committees. Each of these Board committees has a written charter approved by the Board. Our Board has also adopted a set of Corporate Governance Guidelines. Copies of each committee charter, along with the Corporate Governance Guidelines, are also posted on the Company’s web site. None of the information on our corporate web site is incorporated by reference into this report.

All of the above materials are also available in print, without charge, to any person who requests them by writing or telephoning:

Knight Capital Group, Inc.

Corporate Communications and Investor Relations

545 Washington Boulevard

Jersey City, NJ 07310

(201) 222-9400

Unless otherwise indicated, references to the “Company,” “Knight,” “We,” or “Our” shall mean Knight Capital Group, Inc. and its subsidiaries.

Business Segments

The Company currently has two operating business segments, Asset Management and Global Markets, as well as a Corporate segment.

•	Asset Management—Our Asset Management business, Deephaven Capital Management, is a global multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $2.9 billion as of December 31, 2005, down from $3.6 billion as of December 31, 2004.

•	Global Markets—Our Global Markets business provides a broad range of customized trade execution products and services across multiple asset classes for broker-dealers, institutions and issuer companies. We make a market or trade in nearly every U.S. equity security and provide trade executions in a large number of international securities.

The Company’s Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and our corporate investment in funds managed by the Asset Management segment. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, investor and public relations expenses and directors’ and officers’ insurance.

In the fourth quarter of 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. (“Citigroup”). In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 9 “Discontinued Operations” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

The following table sets forth: (i) revenues, (ii) expenses, excluding Regulatory charges and related matters and Writedown of assets and lease loss accrual (“Operating Expenses”) and (iii) income (loss) from continuing operations before Regulatory charges and related matters and Writedown of assets and lease loss accrual and income taxes (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	2005	2004	2003
Asset Management
Revenues	$89.8	$78.2	$58.4
Operating Expenses	63.2	48.6	28.9

Pre-Tax Operating Earnings	26.5	29.6	29.5

Global Markets
Revenues	470.7	531.0	459.0
Operating Expenses	425.6	461.1	387.2

Pre-Tax Operating Earnings	45.1	69.9	71.8

Corporate
Revenues	74.2	16.6	28.5
Operating Expenses	24.9	33.5	29.7

Pre-Tax Operating Earnings	49.3	(16.9)	(1.2)

Consolidated
Revenues	634.6	625.8	545.9
Operating Expenses	513.7	543.2	445.8

Pre-Tax Operating Earnings	$120.9	$82.6	$100.1

Totals	may not add due to rounding

A reconciliation of the income (loss) from continuing operations before income taxes, in accordance with GAAP, (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings and of total GAAP expenses to Operating Expenses is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Asset Management Segment

Business Segment Overview

We operate an Asset Management business through our subsidiary Deephaven Capital Management LLC (“Deephaven”). Deephaven is the investment manager and sponsor of certain private, unregistered funds commonly referred to as hedge funds (the “Deephaven Funds”). Generally, hedge funds are defined as pools of capital that may invest in any asset class, including derivatives, and may use long and short positions, derivative instruments, and leverage in order to generate returns for investors. A distinguishing feature of hedge funds is their use of long or short positions to seek to offset market risks and isolate arbitrage opportunities. Deephaven also has businesses in London and Hong Kong, through its subsidiaries, Deephaven Capital Management International Ltd. and Deephaven Asia Limited.

Below is a summary of our assets under management at December 31, 2005, 2004 and 2003, and the blended fund returns for the years then ended:

	2005	2004	2003
Year-end assets under management (billions)	$2.9	$3.6	$1.6
Annual fund return to investors*	7.2%	6.5%	13.9%

*	Annual fund return represents the blended annual return across all assets under management in the Deephaven Funds.

We earn fees from managing the Deephaven Funds, which consist of annual management fees, calculated as fixed percentages of assets under management, and incentive fees, which, in general, are calculated as a percentage of the funds’ annual profits, if any. The Deephaven Funds bear the majority of operating expenses associated with the Funds.

We entered into long-term employment contracts with the members of the senior management team of Deephaven (the “Deephaven managers”) in 2003. These employment agreements, which became effective on January 1, 2004, are for three-year terms, the first of which ends on December 31, 2006. The agreements include an option for renewal by the Deephaven managers through 2009 under certain circumstances. Pursuant to the terms of a simultaneously executed option agreement between the Company and the Deephaven managers, in the event of a change of control of the Company during the initial three-year employment term, the Deephaven managers would have the option (the “Option”) to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses, which in the aggregate range from 42% to 50% of the pre-tax, pre-profit sharing profits of Deephaven during the term of the agreements, subject to certain annual guaranteed amounts. If a change of control of the Company were to occur, and if the Deephaven managers exercised the Option, the Company would retain a 49% interest in Deephaven. In addition, during the life of the Option, the agreements provide that the Company may not sell Deephaven without the approval of the Deephaven managers.

Clients and Products

In Asset Management, our clients include the Deephaven Funds and institutional investors. Investors in the Deephaven Funds include institutions, funds-of-funds, pension plan sponsors, trusts, endowments and private clients. We differentiate ourselves based on our reputation, client relationships, experience and stability of the management team, investment strategies, leverage, risk profile and historical fund returns. Included within Deephaven’s $2.9 billion of assets under management as of December 31, 2005 is a corporate investment of approximately $282 million held by the Company and approximately $21 million of investments held by employee deferred compensation plans and certain officers, directors and employees of the Company. As of December 31, 2005, one institutional investor accounted for 10.1% of Deephaven Funds’ assets under management.

Currently, approximately 50% of the Deephaven Funds’ assets under management are in the Deephaven Market Neutral Master Fund (“Market Neutral Fund”). The investment philosophy for the Market Neutral Fund is to seek to produce returns for its investors using market-neutral investment strategies focusing on the preservation of capital. The general objective of market neutral strategies is to endeavor to capture mispricings or spreads between related capital instruments. Because the primary basis of the Market Neutral Fund’s strategy is endeavoring to capture mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets, and credit spread relationships, among other factors. Within the Market Neutral Fund, Deephaven generally employs a variety of market neutral investment strategies, including convertible arbitrage, event arbitrage, relative value equity and distressed debt and credit arbitrage, although the fund, and other funds managed by Deephaven, may also pursue investments in special situations, which include, for example, investments in real estate, oil and gas projects, and private equity or debt holdings. As of the end of 2005, the majority of the assets within the Market Neutral Fund were invested within global convertible arbitrage (approximately 37%), relative value equity (approximately 23%), global event arbitrage (approximately 22%) and distressed debt and credit arbitrage (approximately 18%) strategies. As of December 31, 2005, the Market Neutral Fund had approximately $1.5 billion in assets under management.

In the second quarter of 2004, Deephaven launched a new single-strategy fund, the Deephaven Event Fund (“Event Fund”). The investment strategy of the Event Fund is event arbitrage, which involves investing in securities of issuers subject to event driven situations, such as, mergers, acquisitions, corporate restructurings, spin-offs, or trade opportunities from market imbalances created by these types of transactions. The arbitrage aspects of the Event Fund’s strategy involve an assessment of the likelihood that the transaction will be consummated and the resulting determination of how large an exposure to acquire, as well as how and when to hedge such exposure. As of December 31, 2005, the Event Fund held approximately $1.0 billion in assets under management.

In 2005, Deephaven also managed the following single-strategy funds: the Deephaven Global Convertibles Select Opportunities Fund, the Deephaven Credit Opportunities Fund and the Deephaven Long Short Equity Fund (“Long Short Fund”). Deephaven also manages several separately managed accounts for institutional investors. As of December 31, 2005, these three single-strategy funds and all separately managed accounts had, in aggregate, approximately $367 million of assets under management. In the first quarter of 2006, Deephaven began the process of closing the Long Short Fund.

In order to offer additional product choices for its client base, Deephaven may, in the future, look to increase the number of single-strategy funds it manages. Deephaven is also increasing the allocation of its assets under management invested in Europe and Asia.

Asset Management Competition

Deephaven competes primarily with other asset management companies that manage and sponsor market neutral, event arbitrage, credit arbitrage, long short equity and convertible portfolios. As Deephaven launches new single strategy funds, it will compete with other asset management companies with similar investment strategies. Competition is primarily based on reputation, client relationships, the experience and stability of the management team, investment strategies, leverage, risk profile, fee structures and historical fund returns.

There has been an on-going trend among fund management companies and institutions to allocate more of their assets to hedge fund investments. This has influenced the growth of the hedge fund industry, as shown in the table below. The continued growth of the hedge fund industry may provide for greater competition in the future.

	Estimated number of hedge funds	Estimated total assets under management (millions)
1990	610	$38,910
1995	2,383	185,750
2000	3,873	490,580
2004	7,436	972,608
2005	8,661	1,105,385

Source: Hedge Fund Research, Inc. 2005 Industry Report

Asset Management Infrastructure

In the management of the Deephaven Funds, Asset Management uses both an in-house developed proprietary order management system and a third-party portfolio management system. Deephaven also has a business continuity operation in place in the event it is unable to access or operate in its current location.

Global Markets Segment

Business Segment Overview

We are a leading execution specialist providing a broad range of customizable trade execution products and services across multiple asset classes for broker-dealers, institutions and issuer companies. We offer capital facilitation and access to a natural pool of liquidity across the depth and breadth of the U.S. equity markets. Our business model focuses on providing comprehensive trade execution services as well as superior client service. To do so, the model requires that we manage risk effectively as well as maintain efficient and reliable trading technology. Substantially all of our Global Markets revenues and profitability come from our operations in the U.S.

Generally, market-makers display the prices at which they are willing to bid, meaning buy, or offer, meaning sell, securities and adjust their bid and offer prices in response to the forces of supply and demand for each security. As a market-maker operating in Nasdaq, the Nasdaq Intermarket™, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities, and the OTC Bulletin Board, we provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. When acting as principal, we commit our own capital and derive revenues from the difference between the price paid when securities are bought and the price received when those securities are sold. We also provide trade executions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively. We execute the majority of our equity transactions as principal.

Based on rankings published by The AutEx Group, a widely recognized industry reporting service that publishes daily trading volume and market share statistics reported by market-makers, for the year ended December 31, 2005, we had the number one combined market share ranking in share volume in Nasdaq stocks, Nasdaq Small Cap stocks and OTC Bulletin Board stocks. Additionally, based on information published by The AutEx Group for the year ended December 31, 2005, we were ranked number seven in share volume in listed securities on the NYSE and AMEX.

Our domestic Global Markets activities are primarily transacted out of four subsidiaries, Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”), Direct Trading Institutional, L.P. (“Direct Trading”) and Direct Edge ECN LLC (“Direct Edge”). KEM, KCM, Direct Trading and Direct Edge are all broker-dealers registered with the SEC and are members of the National Association of Securities Dealers (“NASD”).

Our international Global Markets activities are primarily operated through Knight Equity Markets International Limited (“KEMIL”), a U.K. registered broker-dealer authorized and regulated by the Financial Services Authority (“FSA”) that provides execution services for predominately European institutional and broker-dealer clients in U.S., European and international equities. Our goal is to continue to expand our institutional business and product offerings in Europe in 2006.

Over the past year, we have pursued the following acquisitions of complementary businesses to strengthen our Global Markets business segment and expand our product offerings:

•	In April 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of Direct Trading, a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform. The transaction subsequently closed in June 2005 with a $40 million initial cash payment, and contains a two-year contingency from the date of closing for the payment of additional consideration based on the profitability of the business.

•	In May 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of the ATTAIN ECN (now operating as Direct Edge), an alternative trading system that operates an electronic communications network (“ECN”). The Direct Edge ECN provides a liquidity destination with the current ability to match trades in Nasdaq National Market and Nasdaq Small Cap securities by displaying orders in the Nasdaq Market Center or the NASD Alternative Display Facility. The transaction closed in October 2005 with an initial cash payment and contains a four-year contingency from the date of closing for the payment of additional consideration based on meeting certain revenue and client retention metrics.

•	In January 2006, the Company agreed to acquire Hotspot FX, Inc., an industry-leading electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform, for approximately $77.5 million in cash. The acquisition is expected to close shortly and is subject to customary closing conditions.

Clients and Products

Clients

Within Global Markets, we offer products and provide services to two main client groups: broker-dealers and institutions. Our broker-dealer clients primarily include global, national and regional broker-dealers and on-line brokers. Our institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Based on our internal allocation methodologies, our institutional clients (which include our direct market access, soft dollar and commission recapture clients) generated approximately 60% of our Global Markets revenues in 2005, while our broker-dealer clients generated the remaining 40%.

In 2005, our largest broker-dealer client accounted for approximately 10.7% of the Global Market’s U.S. equity dollar value traded. No other client accounted for over 10% of our U.S. equity dollar value traded.

Products and Services

Our strategy for our Global Markets segment is to continue to differentiate ourselves from competitors by providing high quality and competitive trade execution services with superior client service. Over the past three years, we have worked to aggressively expand our offering.

Knight offers institutions comprehensive, unbundled trade execution services covering the depth and breadth of the market. We handle large, complex trades, accessing liquidity from our order flow as well as other sources. When liquidity is not naturally present in the market, we offer capital facilitation to complete our clients’ trades. Our institutional products include trade execution solutions, block trading, program trading, international equities, special situations/risk arbitrage, soft dollar and commission recapture programs, corporate services, technical research and direct market access. During the fourth quarter of 2005, we began to offer all clients our Knight Technical Research product. The majority of our revenues from institutional clients are commissions on agency transactions or commission-equivalents on riskless principal transactions.

We seek to provide broker-dealers with high quality and competitive trade executions that enable them to satisfy their fiduciary obligations to their customers to seek and obtain the best execution reasonably available in the marketplace. Most of our equity order flow comes from providing market-making and execution services to our broker-dealer clients. We execute the majority of the order flow from broker-dealer clients as principal. The majority of the revenues we earn from broker-dealer clients are net trading revenues, generated from the difference between the price paid when securities are bought and the price received when those securities are sold.

Global Markets Competition

The securities industry is constantly evolving and intensely competitive, a trend that we expect will continue. Our market-making product competes primarily with similar products offered by global, national, and regional broker-dealers, the NYSE, the AMEX, regional exchanges and alternative trading venues, such as ECNs. In addition, we have experienced greater competition from market-making firms with highly automated, electronic trading models. Another source of competition comes from broker-dealers who execute portions of their client flow through internal market-making desks rather than sending the client flow to third party execution destinations, such as Knight.

We compete primarily on the basis of our execution standards (including price, liquidity and speed), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by investors on execution quality and overall transaction costs, have resulted in a market environment characterized by narrowed spreads and by reduced revenue capture metrics. Consequently, maintaining profitability has become extremely difficult for many market-makers. Generally, improvements in execution quality, such as faster execution speed and greater price improvement, negatively impact the ability to derive revenues from executing broker-dealer order flow. For example, we have made, and continue to make, changes to our execution protocols, such as voluntarily displaying certain eligible limit orders in OTC Bulletin Board securities in 2005, which has had, or could have, a significant impact on our profitability. To remain profitable, some market-makers have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations. In 2005, we significantly increased the amount of automation in our market-making business, and we now execute most of our trades on an automated basis.

In addition, over the past few years, competition for order flow in the U.S. equity markets has intensified due to the implementation of the SEC Rules 11Ac1-5 and 11Ac1-6. These rules, applicable to broker-dealers, add greater disclosure to execution quality and order-routing practices. Rule 11Ac1-5 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 11Ac1-6 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements as well as internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary obligations to seek to obtain best execution for their customers’ orders.

Commission rates have been under pressure for a number of years, and the ability to execute trades electronically through the internet and through other alternative trading systems has increased the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices. Competition for business from institutional clients is based on a variety of factors, including execution quality, equity research, reputation, soft dollar and commission recapture services, technology, client relationships, client service, cost and capital facilitation. Based on industry surveys, approximately 50% of institutional equity commissions have historically been allocated to broker-dealers in exchange for either research or soft dollar and commission recapture services. These industry surveys also indicate that execution quality is one of the primary reasons why institutions allocate commissions to broker-dealers other than for research or soft dollar and commission recapture services. With our acquisition of the business of Donaldson in 2003, we strengthened the soft dollar and commission recapture services we provide to our clients. In 2005, we also established a new research division, Knight Technical Research, to provide unbundled market analysis to our institutional client base. In the future, due partly to the regulatory scrutiny over the past few years relating to equity research and the continued focus by investors on execution quality and overall transaction costs, we believe that a greater percentage of institutional commissions will be allocated based on the quality of executions. However, there is no guarantee that this will occur.

Another factor contributing to the increase in competition for order flow is the announcements in the past year of two significant mergers amongst U.S. market centers. The effects of these mergers will be seen in the coming year as the combined operations commence.

Global Markets Infrastructure

We have invested a significant amount of resources in order to expand our execution capacity and upgrade our trading systems and infrastructure and plan to continue to make additional investments in technology in 2006. Our ability to identify and deploy emerging technologies that facilitate the execution of trades is key to the successful execution of our business model. Not only has technology enhanced our capacity and ability to handle order flow faster, it has also been an important component of our strategy to comply with government regulations, achieve competitive execution standards, increase trading automation and provide superior client service. In order to improve our efficiency and lower costs during 2005, we automated the majority of our execution services for broker-dealer order flow through our internally developed quantitative models. We plan to enhance our use of technology and quantitative models to further automate our execution services.

We use our proprietary technology and technology licensed from third parties to execute trades, monitor the performance of our traders, assess our inventory positions, manage risk and provide ongoing information to our clients. We are electronically linked to institutions and broker-dealers to provide immediate access to our trading operations and to facilitate the handling of client orders. In addition, our business-to-business portal provides our clients with an array of web-based tools to interact with our Global Markets’ trading systems. Broker-dealers, both foreign and domestic, use this portal to send us order flow, access reports and use the other tools it offers to facilitate their business.

Alternative trading facilities are in place for our domestic Global Markets operations. This facility has been designed to allow us to substantially continue operations if we are prevented from accessing or utilizing our primary office locations for an extended period of time.

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

Government Regulation and Market Structure

Most aspects of the Company’s business are subject to extensive securities regulation under federal, state and international laws. In addition, the SEC, the NASD, other self-regulatory organizations (commonly known as SROs), and other regulatory bodies, such as state securities commissions, promulgate numerous rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets. Broker-dealers, such as KEM, KCM, Direct Trading and Direct Edge, are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of officers, supervisors and registered employees. Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censures, fines, the issuance of cease-and-desist orders or injunctions, or the suspension or disqualification of the broker-dealer and/or its officers, supervisors or registered employees. We, and certain of our officers and other employees, have in the past been subject to claims alleging the violation of such laws, rules and regulations. Currently, we are subject to several of these matters as further described in “Legal Proceedings” in Part I, Item 3 herein. In addition, aspects of the Company’s public disclosure, corporate governance principles, internal control environment and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and The Nasdaq Stock Market, Inc.

Rule-making by the SEC and NASD, and corresponding market structure changes, can have, and have had, an impact on the Company’s broker-dealer subsidiaries by directly affecting our method of operation and profitability. In addition, legislation such as the USA Patriot Act of 2001 has imposed significant new obligations on broker-dealers and mutual funds. These increased obligations require the implementation and maintenance of internal practices, procedures and controls which have increased our costs and may subject us to regulatory inquiries, claims or penalties.

The regulatory environment in which we operate our Global Markets business segment is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other United States or foreign governmental regulatory authorities, the NASD, and other SROs or regulatory bodies. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers. We cannot predict what effect, if any, such changes might have. For example, in June 2005, the SEC adopted rules under its Regulation NMS designed to modernize and strengthen the regulatory structure of the U.S. equity markets. Although many components of Regulation NMS may strengthen our national market system, certain components of the proposal (i.e., the trade-through rule) may have the potential for causing greater harm than good to the marketplace. Moreover, it is possible that Regulation NMS and its associated rules could negatively impact our Global Markets business. Additionally, the recent proposed expansion of many regional exchanges, in which several exchanges are seeking to create their own alternative trading systems (i.e., ECNs) and compete in the OTC and listed trading venues, could also negatively impact our Global Markets business.

We have foreign based subsidiaries. The brokerage industry in many foreign countries, like the U.S., is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally.

Our Asset Management subsidiary, Deephaven, recently became registered as an investment adviser with the SEC. Registration as an investment adviser will result in additional responsibilities and obligations on Deephaven’s business compared to those prior to registration. Deephaven is also registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”) as a “commodity pool operator” and a “commodity trading adviser.” Due to the nature of Deephaven’s client base, however, Deephaven is exempt from many of the CFTC/NFA regulations. Deephaven’s U.K. subsidiary, Deephaven Capital Management International Ltd., is regulated by the FSA, while Deephaven Asia Limited is regulated by the Hong Kong Securities and Futures Commission.

The Company believes that it is currently in material compliance with applicable regulations.

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

Additionally, certain of our foreign subsidiaries are subject to capital adequacy requirements set by their respective regulators.

During 2005, our significant broker-dealer subsidiaries, KEM and KCM, were in compliance with their capital adequacy requirements. For additional discussion related to net capital, see Footnote 19 “Net Capital Requirements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Employees

As of December 31, 2005, our headcount was 720 full-time employees, compared to 683 full-time employees at December 31, 2004. The increase in headcount is primarily related to expansion of our Global Markets offering through the addition of the businesses of Direct Trading and Direct Edge in 2005. Of our 720 full-time employees at December 31, 2005, 659 were employed in the U.S. and 61 outside the U.S., primarily in the United Kingdom. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.    Risk Factors

We face a number of risks that may adversely affect our business, financial condition and operating results. These include, but are not limited to, the following:

•	Our business could be harmed by adverse economic, political and market conditions

The securities business generally is, by its nature, volatile. It is directly affected by numerous national and international factors that are beyond our control, including, among others, economic and political conditions; market sentiment; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; legislative and regulatory changes; changes in currency and commodity values and inflation. In addition, events such as the terrorist attacks in the United States in 2001 and subsequent U.S. military actions have impacted the U.S. securities markets. Any one or more of these factors may contribute to reduced levels of activity in the securities markets generally, or increased market volatility, which could result in lower revenues in both our Global Markets and Asset Management segments. Any reduction in revenues or any loss resulting from the above factors could have a material adverse effect on the Company’s businesses, financial condition and operating results.

•	Regulatory and legal uncertainties could harm our business

The securities industry in the United States is subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Broker-dealers are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of their officers, supervisors and registered employees. Our operations and profitability may be directly affected by, among other things, additional legislation; changes in rules promulgated by the SEC, the NASD, the FSA and other SROs or regulatory bodies; and changes in the interpretation or enforcement of existing laws and rules. Failure to comply with these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions or the suspension or disqualification of the broker-dealer or asset manager and/or their officers, supervisors or registered employees. Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We are now the subject of regulatory reviews and investigations that may result in disciplinary actions in the future due to claimed noncompliance.

In addition, various regulatory and enforcement agencies have been reviewing regulatory reporting obligations and best execution and trading practices as they relate to the brokerage and options industries. These reviews could result in enforcement actions or new regulations which could adversely affect our operations.

The SEC, NASD and SROs are constantly proposing, or enacting, new regulations for the marketplace. For example, in June 2005, the SEC adopted rules under its Regulation NMS designed to modernize and strengthen the regulatory structure of the U.S. equity markets. Although many components of Regulation NMS may strengthen our national market system, certain components of the proposal (e.g., the trade-through rule) may have the potential for creating greater harm than good to the marketplace. Moreover, it is possible that Regulation NMS, and its associated rules, could negatively impact our Global Markets business.

In regards to our Asset Management business, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the hedge fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered or adopted by the U.S. Congress, as well as the Department of Labor, which enforces the Employee Retirement Income Security Act of 1974 to which Deephaven is subject, and certain U.S. regulatory entities and the governing bodies of non-U.S. jurisdictions. For example, the SEC has enacted new rules that required most investment advisers to hedge funds, including Deephaven, to register as investment advisers by February 1, 2006 which will result in additional responsibilities and obligations on Deephaven’s business. Deephaven became a registered investment advisor in January 2006. It is impossible to predict what, if any, changes in regulation applicable to Deephaven or the funds it manages, the markets in which they trade and invest or the counterparties with whom they do business may be instituted in the future. Any such regulation could negatively impact the profit potential of our Asset Management business.

As a result, regulatory actions or proceedings, regulatory legislation and changes in market customs and practices could have a material adverse effect on the Company’s business, financial condition and operating results.

•	We are highly dependent on key personnel

We are highly dependent on a limited number of key executives. Except for Thomas Joyce, our Chairman of the Board and Chief Executive Officer, who has an employment contract through December 2008, and the Deephaven managers, no other key executive has an employment contract with the Company. Our success will be dependent to a large degree on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. Competition for such personnel is intense. The loss of the services of any of our key executives or the inability to identify, hire and retain necessary highly qualified executive management in the future could have a material adverse effect on our business, financial condition and operating results.

The Deephaven managers have entered into employment agreements, which became effective on January 1, 2004. These agreements are for three-year terms, the first of which ends on December 31, 2006. The agreements include an option for renewal by the Deephaven managers through 2009 under certain circumstances. In the event that these agreements are not renewed by the Deephaven managers and we lose the services of any of these senior managers, it could have a material adverse effect on our business, financial condition and operating results.

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

•	Risk of losses associated with our Global Markets and Asset Management businesses

We conduct our market-making activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities we purchase or to repurchase securities we sell in such transactions. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. The success of our market-making activities primarily depends upon our ability to attract order flow, the amount of, and volatility in, our quantitative market-making and program trading portfolios, the performance of our quantitative market-making models, the skill of our trading personnel, general market conditions, effective hedging strategies, the price volatility of specific securities and the availability of capital. To attract order flow, we must be competitive on price, size of securities positions traded, liquidity offerings, order execution speed, technology, reputation and client relationships and service. In our role as a market-maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match the quotes other market-makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. All of the above factors could have a material adverse effect on our business, financial condition and operating results.

The strategies employed by our Asset Management business could result in substantial risk of loss both to investors and to the Company’s corporate investment in the Deephaven Funds. In addition, as the Asset Management business employs leverage as an integral part of its various strategies, the risk of loss and the volatility of the underlying Deephaven Funds’ portfolios are increased. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities which could have a material adverse effect on our business, financial condition and operating results.

•	Our future operating results may fluctuate significantly

We may experience significant variation in our future results of operations. These fluctuations may result from, among other things, introductions of or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance, amount of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; the addition or loss of executive management and asset management, sales, trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share and revenue capture in our Global Markets segment, and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our two operating business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. There also can be no assurance that we will be able to return to the rates of revenue growth that we have experienced in the past or, that we will be able to improve our operating results.

At December 31, 2005, the Company held a corporate investment of approximately $282 million in the Deephaven Funds. A decline in the Deephaven Funds’ returns could also have a material adverse effect on the value of our corporate investment and our operating results.

•	Our Asset Management business is subject to many risks

Our Asset Management business is subject to a variety of risks. These risks include, but are not limited to, the departure of key management, redemptions by investors, volatility of the funds’ returns and regulatory or legislative changes and proceedings. Currently, approximately 50% of the Deephaven Funds’ assets under management are within the Market Neutral Fund which employs market neutral investment strategies intended to focus on the preservation of capital. The general objective of market neutral investment strategies is to seek to capture mispricings or spreads between related capital instruments. Because the primary basis of the Deephaven Funds’ market neutral strategy is capturing mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading strategies also involve other substantial risks such as, the disruption in historical pricing relationships and the risk of a tightening of dealer credit, forcing the premature liquidation of positions. The Deephaven Funds also employ single-strategy funds that are not market neutral focused. These single-strategy funds pursue investment strategies which involve substantial risks based on the fact that they are concentrated strategies and could be adversely affected by structural economic and regulatory changes, or general market conditions. The concentrated focus of these strategies may cause their performance to be more volatile and result in the incurrence of greater losses during unprofitable periods as compared to a more diversified approach.

Clients of our Asset Management business may generally redeem their investments upon relatively short notice, subject to certain withdrawal restrictions. In a declining market, the pace of these redemptions and withdrawal of assets may accelerate. Poor performance relative to other investment management firms also tends to result in increased redemptions, the loss of accounts, and potentially significant limitations on Deephaven’s ability to raise new assets. In addition, regulatory proceedings can impact the ability to raise funds and may increase redemptions. These redemptions could have a material adverse effect on the value of our investment in the Deephaven Funds and our results of operations. Separately, Deephaven’s business also involves specific categories of trading and operational risk. For example, although Deephaven attempts to hedge positions as part of its trading strategies, there is no assurance that adequate hedging opportunities will exist. Moreover, Deephaven relies to a material degree on its prime brokers to provide leverage, custody, execution and other services, but there is no assurance that the prime brokers will continue to provide the amount of leverage which they have in the past, or on the same terms, or provide any of the other services they currently provide, on a cost-effective basis. Deephaven also faces significant risk from the fact that any of its trading counter-parties could fail, which would likely have the effect of greatly diminishing the value of the assets which are the subject of trades with that counterparty. Finally, if Deephaven does not appropriately structure its use of leverage, the losses the funds incur could be materially exacerbated.

•	Substantial competition could reduce our market share and harm our financial performance

We derive substantially all of our revenues from Global Markets and Asset Management activities. The market for these services is constantly evolving and intensely competitive, a trend that we expect will continue. We face direct competition in our Global Markets business primarily from global, national and regional broker-dealers, and also alternative trading systems, including other ECNs. Competition is primarily on the basis of our execution standards (including price, liquidity and speed), client relationships, reputation, product and service offerings and technology. A number of our Global Markets competitors have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base. These competitors may be able to respond more quickly than us to new or evolving opportunities and technologies, market changes, and client requirements and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. It is possible that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share.

In our Asset Management business we primarily compete with hedge funds and other asset management companies. Competition is based primarily on our reputation, client relationships, the experience and stability of the management team, investment strategies, leverage, risk profile, fee structures and historical fund returns. Many of our competitors may have substantially greater financial resources as well as larger research and trading staffs than those available to Deephaven. These greater resources may be a particularly important competitive advantage given the highly technical, quantitative analysis required by market neutral trading, the strategy in which approximately 50% of the Deephaven Funds’ assets under management are invested. Competitive investment activity by other firms tends to reduce the Deephaven Funds’ opportunity for profit by reducing mispricings in the market as well as the margins available on the mispricings which can still be identified. In addition, the amount of capital committed to alternative investment strategies (i.e., hedge funds) has increased dramatically during recent years. At the same time, market conditions have become significantly more adverse to many of these strategies than they were in previous years. The profit potential of the Deephaven Funds may be materially reduced as a result of the proliferation of alternative investment entities in competition with Deephaven.

As a result of the above, there can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and operating results.

•	We could lose significant sources of revenues if we lose any of our major clients

At times, a limited number of Global Markets clients have accounted for a significant portion of our equity and institutional order flow, and we expect a large portion of the future demand for our Global Markets trading and market-making services to remain concentrated within a limited number of clients. None of our clients is contractually obligated to utilize us as a market-maker and, accordingly, these clients may direct their trading activities to other market-makers at any time. Some of these clients have purchased market-makers and specialist firms to internalize order flow. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our trading and market-making activities. In 2005, one client accounted for 10.7% of our total U.S. equity dollar value traded in our Global Markets segment. Our Asset Management segment also has a limited number of investors. At December 31, 2005, there was one institution that accounted for 10.1% of the Deephaven Funds’ assets under management. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and operating results.

•	Our business is subject to substantial risk from litigation, regulatory investigations and potential securities laws liability

Many aspects of our business involve substantial risks of liability. We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NASD, the Department of Labor, the FSA and other U.S. and non-U.S. SROs and regulatory bodies. We are also subject to the risk of litigation. We, and certain of our past and present officers, directors and employees, have been named as parties in legal actions, regulatory investigations and proceedings, securities arbitrations and administrative claims in the past and have been subject to claims alleging the violation of such laws, rules and regulations, some of which have resulted in the payment of fines and settlements. Moreover, the Company may be required to indemnify past and present officers, directors and employees in regards to these matters. Currently, we are subject to several of these matters as further described in “Legal Proceedings” in Part I, Item 3 herein.

In addition, certain corporate events, such as a reduction in our workforce, could also result in additional litigation or arbitration. As we intend to defend vigorously any such litigation or proceeding, significant legal expenses could be incurred. An adverse resolution of any current or future lawsuits, legal or regulatory proceedings or claims against us could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Acquisitions, strategic investments and strategic relationships involve certain risks

Over the last year, we have undertaken several strategic acquisitions, including the completed acquisitions of Direct Trading and Direct Edge and the pending acquisition of Hotspot FX, Inc. We intend to continue to pursue strategic acquisitions of, or investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur a charge against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

•	Our revenues may be negatively impacted by declines in market volume, price or liquidity

Our Global Markets revenues may decrease in the event of a decline in market volume, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from market-making activities. Lower price levels of securities may also result in reduced revenue capture, and thereby reduced revenues from market-making transactions, as well as result in losses from declines in the market value of securities held in inventory. Sudden sharp declines in market values of securities can result in illiquid markets, declines in the market values of securities held in inventory, the failure of buyers and sellers of securities to fulfill their obligations and settle their trades, and increases in claims and litigation. Our Asset Management business could be similarly impacted. Any decline in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.

•	Our revenues may be negatively impacted by factors that adversely affect our trade execution activities and the credit risks associated with our clearing brokers

The majority of our revenues are derived from our Global Markets business. We expect this to continue for the foreseeable future. Any factor adversely affecting trading and market-making in general, or our market-making activities in particular, could adversely affect our business, financial condition and operating results. Our future success will depend on continued demand for our trading and market-making services and our ability to respond to regulatory and technological changes, as well as client demands. If demand for our trading and market-making services fails to grow, grows more slowly than we currently anticipate, or declines, our business, financial condition and operating results could be materially and adversely affected.

As a market-maker of OTC and listed equities, the majority of our securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. We clear the majority of our securities transactions through unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. In addition, at any time, a substantial portion of our assets are held at one or more clearing brokers and, accordingly, we are subject to credit risk with respect to such clearing brokers. One firm clears the majority of our trades and holds the majority of our assets within Global Markets. Consequently, we are reliant on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We are also dependent on the solvency of such clearing brokers. Any failure by the clearing brokers to adequately discharge their obligations on a timely basis, or failure by a clearing broker to remain solvent, or any event adversely affecting the clearing brokers, could have a material adverse effect on our business, financial condition and operating results.

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

Our business activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them and the services of certain third parties. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts of capital in the last few years to upgrade the capacity, reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. Many of our systems are, and much of our infrastructure is, designed to accommodate additional growth without redesign or replacement; however, we may need to make significant investments in additional hardware and software to accommodate growth. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays. Such failures and delays could cause substantial losses for our clients and could subject us to claims from our clients for losses, including litigation claiming fraud or negligence. In the past, high trading volume has caused significant delays in executing some trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays.

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

In addition, we have developed business continuity capabilities that can be utilized in the event of a disaster or disruption. Since the timing and impact of disasters and disruptions are unpredictable, we have to be flexible in responding to actual events as they occur. Significant business disruptions can vary in their scope. A disruption might only affect the Company, a building housing the Company, a business district in which the Company is located, a city in which the Company is located or an entire region. Within each of these areas, the severity of the disruption can also vary from minimal to severe. The Company’s business continuity facilities are designed to allow us to substantially continue operations if we are prevented from accessing or utilizing our primary offices for an extended period of time. While the Company has employed significant steps to develop, implement and maintain reasonable business continuity plans, the Company cannot guarantee our systems will absolutely recover after a significant business disruption. If we are prevented from using any of our current trading operations or if our business continuity operations do not work effectively, we may not have complete business continuity. This could have a material adverse effect on our business, financial condition and operating results.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located in Jersey City, New Jersey. We lease approximately 266,000 square feet at 545 Washington Boulevard under a lease that expires in October 2021. We also lease approximately 108,000 square feet at 525 Washington Boulevard, our former headquarters, under a lease that expires in April 2006. We also collectively lease approximately 121,000 square feet for our offices in Atlanta, GA; Boston, MA; Chicago, IL; Garden City, NY; Minnetonka, MN; New York, NY; Purchase, NY; Red Bank, NJ; Irving, TX; San Francisco, CA; Santa Monica, CA; Santa Clara, CA; Hong Kong, China; and London, England.

The Company incurred an additional $10.1 million of Writedown of assets and lease loss accruals in 2005. A loss of $5.5 million is related to the lease loss accrual on a portion of our lease at 545 Washington Boulevard in Jersey City, N.J., encompassing approximately 78,000 square feet, all of which is unoccupied. The Company engaged a real estate broker to sub-lease this excess space, but to date our efforts to sub-let this space have not been successful. This accrual was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2007, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

A loss of $3.7 million is related to the lease loss accrual on the excess real estate capacity at our former headquarters at 525 Washington Boulevard, Jersey City, N.J. The lease on this location ends in April 2006 and we abandoned this location in the second quarter of 2005.

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

Legal

Short Selling Litigation—KEM and/or the Company, sometimes together with other broker-dealer defendants, have been named in actions in which it was generally alleged that the firm improperly engaged in short sales transactions concerning securities of certain issuers. In general, the plaintiffs in all of these lawsuits are limited to either the issuer and/or a shareholder of the underlying security. Certain of these cases have been dismissed and others are in various stages of the litigation process. The one case currently pending is H-Quotient, Inc. v. Knight Trading Group, Inc. and Knight Securities, L.P. in the United States District Court for the Southern District of New York. In Sporn et al. v. Elgindy et al, which had been filed in the United States District Court for the Central District of California, the court dismissed, with prejudice, the claims against the Company, and the plaintiffs have filed a notice of appeal in the Ninth Circuit Court of Appeals. The Ninth Circuit remanded the case to the District Court on the grounds that there was no final appealable judgment. The plaintiffs have also filed an amended complaint. In ATSI v. The Shaar Fund, Ltd. Et al., which had been pending in the United States District Court for the Southern District of New York, the court dismissed, with prejudice, the claims against the Company, and the plaintiffs have filed a notice of appeal in the Second Circuit.

KEM Trading Dispute Arbitration—On February 28, 2005, KEM filed an arbitration claim with NASD Dispute Resolution, Inc. against a trading counterparty and one of its registered representatives seeking recovery of approximately $6.5 million, representing the amount KEM believes it is owed by this counterparty in a trading dispute regarding the counterparty’s receipt of dividends on stocks traded for same-day settlement during the ex-dividend period (the “KEM Trading Dispute Arbitration”). In March 2005, a customer of the counterparty in the KEM Trading Dispute Arbitration filed an action in New York State Supreme Court against KEM seeking declaratory relief that the customer is the rightful owner of the dividends paid to them. In August 2005, the New York State Supreme Court granted KEM’s motion to dismiss the declaratory action and the customer filed a notice of appeal from that dismissal in September 2005. In October 2005, KEM’s counterparty asserted claims in the KEM Trading Dispute Arbitration in the nature of an interpleader against its customer and KEM, requesting that the panel determine the rights to the disputed dividends.

Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al.—In January 2004, thirty-five securities firms, including the Company and its former operating subsidiary, Knight Financial Products LLC

(collectively the “market-maker defendants”), as well as four options exchanges, were named in a complaint filed in the United States District Court for the Northern District of Illinois. The plaintiffs in the action allegedly submitted orders to buy and sell options on the four named options exchanges, and the market-maker defendants were prospective and/or actual counterparties to those orders. The plaintiffs allege that during the period from September 11, 2000 through the present day the market-maker defendants, among other things, failed to provide a competitive and orderly market for the purchase and sale of the options and issued false and misleading price quotations that deceived the plaintiffs. The plaintiffs allege that this conduct violated certain sections of the Sherman and Clayton Acts, the federal securities laws and Illinois state law, and also should result in common law liability. The plaintiffs have requested unspecified monetary damages and injunctive relief. On or about March 30, 2005, the court dismissed the complaint with prejudice and entered judgment against the plaintiffs. Plaintiffs moved to vacate the judgment and for reconsideration of the dismissal. The court then permitted plaintiffs to file an amended complaint and to add additional parties as plaintiff. Defendants have moved to dismiss the amended complaint.

Gurfein etc. v. Ameritrade, Inc. et al.—This putative class action was filed in the United States District Court for the Southern District of New York in December 2004, alleging that the Company, various specialist firms, broker-dealers and the American Stock Exchange violated common law and the securities laws by, among other things, failing to execute limit orders for options at quoted prices and by executing market orders for options at prices less favorable than the actual market price. The plaintiff seeks unspecified monetary damages and injunctive relief. The Company is seeking indemnification for this matter under contractual arrangements with a third party, although there is no guarantee that it will be successful in obtaining such indemnification. On January 26, 2006, the court dismissed the case with prejudice against the American Stock Exchange and without prejudice against the remaining defendants.

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

As disclosed in the Company’s Form 8-K filing on June 27, 2005, Deephaven announced that it and a former Deephaven employee had received Wells Notices from the staff of the Division of Enforcement of the SEC. The Wells Notice to Deephaven indicated that the staff was considering recommending that the Commission bring a civil injunctive action against Deephaven alleging that Deephaven violated the anti-fraud provisions of the securities laws in connection with trading activity associated with certain Private Investments in Public Equities (“PIPEs”). On February 9, 2006, in a Form 8-K filing made by the Company, Deephaven announced that it had submitted an offer of settlement to the staff of the SEC, which the staff has agreed to recommend to the Commission, to resolve the investigation covered by the Wells Notice received by Deephaven. The offer of settlement is subject to final agreement on the settlement papers and final approval by the Commission.

Under the terms of the offer of settlement, Deephaven would disgorge approximately $2.7 million, pay approximately $343,000 in pre-judgment interest and pay approximately $2.7 million as a civil penalty. The offer of settlement, if approved by the SEC, would involve the filing by the SEC of a civil complaint in Federal District Court, in which it would be alleged that Deephaven traded in possession of material non-public information concerning 19 PIPEs offerings. The complaint would allege violations of the anti-fraud provisions of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and

Rule 10b-5 thereunder. Without admitting or denying the allegations in the SEC’s complaint, and as part of the settlement, Deephaven would be permanently enjoined from violating these provisions of law. During 2005, the Company recorded a $5.7 million pre-tax charge relating to this matter.

The offer of settlement, if approved by the SEC, would resolve the matters for which Deephaven received a Wells Notice from the staff of the SEC.

As disclosed in our amended Annual Report on Form 10-K/A for the year ended December 31, 2004, on December 16, 2004, Knight Securities L.P., (“KSLP,” now known as KEM) concluded a settlement with the SEC and the NASD (the “Settlement”). The Settlement resolved the matters for which KSLP received Wells Notices from the staffs of the SEC and NASD but did not address Wells Notices received by certain former employees of KSLP. On March 7, 2005, NASD announced that it had charged Kenneth Pasternak, former CEO of KSLP, and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.” On August 8, 2005, the SEC announced that it had filed a civil fraud action in the United States District Court for the District of New Jersey against Kenneth Pasternak and John Leighton.

The foregoing description of the Settlement is qualified in its entirety by the full text of the SEC’s Order and the Letter of Acceptance, Waiver and Consent with NASD, which were attached as exhibits to the Company’s Form 8-K filed on December 17, 2004.

Lastly, the Company has received a request from the staff of the SEC for certain documentation related to options activities of its subsidiary, Knight Financial Products LLC, during the period of time that the subsidiary conducted the Derivative Markets business prior to its sale by the Company. The Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period 1999-2005. The Company is responding to this documentation request and is in preliminary discussions with the staff of the SEC to resolve this matter.

Other Matters

In addition to the matters described above, in the normal course of business, the Company has been named, from time to time, as a defendant or respondent in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its business activities as a consolidated group of regulated broker-dealers providing execution and trading services. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. From time to time, Deephaven may be a plaintiff in suits filed in federal or state courts taken in support of activist or other investments made by one of the funds managed by Deephaven. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty the eventual loss, or range of loss, or the range of potential recovery, related to such matters. The Company is contesting liability and/or the amount of damages in each pending matter.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is traded on the Nasdaq National Market under the symbol “NITE.” Public trading of our Class A Common Stock commenced on July 8, 1998. The following table sets forth, for the past two years, the high and low quarterly sales price per share of the Class A Common Stock in the Nasdaq National Market:

2005	High	Low
First Quarter	$10.99	$9.35
Second Quarter	9.69	7.28
Third Quarter	8.94	7.40
Fourth Quarter	10.90	7.87

2004
First Quarter	17.27	11.20
Second Quarter	13.53	9.65
Third Quarter	10.30	8.06
Fourth Quarter	12.19	9.13

The closing sale price of our Class A Common Stock as reported on the Nasdaq National Market on March 13, 2006, was $13.71 per share. As of that date there were approximately 583 holders of record of our Class A Common Stock based on information provided by the transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by the transfer agent, there are approximately 36,500 beneficial holders of our Class A Common Stock.

We have never declared or paid a cash dividend on our Class A Common Stock. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many other factors, including, but not limited to, our results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

The following table contains information about our purchases of Class A Common Stock during the fourth quarter of 2005:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2005 - December 31, 2005	—	$—	—	$49,059,900

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $310 million to a total of $345 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005 and October 18, 2005. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The repurchase program has no set expiration or termination date. During the fourth quarter of 2005, the Company did not repurchase any additional shares under the program.

Item 6.    Selected Financial Data

The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight Capital Group, Inc. and the Notes thereto included elsewhere in this document. The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2005, 2004 and 2003 and the Consolidated Statements of Financial Condition Data at December 31, 2005 and 2004 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2002 and 2001 and the Consolidated Statements of Financial Condition Data at December 31, 2003, 2002 and 2001 are derived from Consolidated Financial Statements not included in this document.

	For the years ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statements of Operations Data (1):	(In thousands, except share and per share data)
Revenues
Commissions and fees	$296,222	$276,011	$163,147	$75,599	$28,633
Net trading revenue	165,614	250,993	290,938	269,323	451,877
Asset management fees	89,227	77,658	57,903	34,510	36,757
Interest and dividends, net	9,019	4,647	3,657	5,357	16,505
Investment income and other	74,541	16,441	30,264	13,199	8,521

Total revenues	634,623	625,750	545,909	397,988	542,293

Transaction-based Expenses
Execution and clearance fees	99,427	111,788	102,659	85,917	96,305
Soft dollar and commission recapture	63,671	60,118	9,986	7,372	6,252
Payments for order flow and ECN rebates	21,220	36,632	32,179	36,306	52,482

Total transaction-based expenses	184,318	208,538	144,824	129,595	155,039

Revenues, net of transaction-based expenses	450,305	417,212	401,085	268,393	387,254

Other Direct Expenses
Employee compensation and benefits	229,460	244,550	206,860	169,044	192,880
Communications and data processing	32,513	28,896	27,992	31,077	42,017
Professional fees	19,555	14,915	10,993	16,384	13,461
Depreciation and amortization	16,355	14,248	19,385	26,658	33,147
Occupancy and equipment rentals	13,554	16,852	17,449	21,554	21,290
Business development	6,419	8,269	7,160	6,852	9,580
Writedown of assets and lease loss accrual	10,055	3,810	16,508	15,423	17,658
Regulatory charges and related matters	5,703	79,342	—	—	—
International charges	—	—	—	31,221	—
Other	11,540	6,844	11,152	13,771	14,289

Total other direct expenses	345,154	417,726	317,499	331,984	344,322

Income (loss) before income taxes, minority interest and discontinued operations	105,151	(514)	83,586	(63,591)	42,932
Income tax expense (benefit)	38,912	9,258	32,497	(20,139)	21,813

Income (loss) before minority interest and discontinued operations	66,239	(9,772)	51,089	(43,452)	21,119
Minority interest in consolidated subsidiaries	—	—	—	5,101	6,477

Net income (loss) from continuing operations	$66,239	$(9,772)	$51,089	$(38,351)	$27,596
Income (loss) from discontinued operations, net of tax	$122	$100,904	$(13,016)	$(4,886)	$8,747

Net income (loss)	$66,361	$91,132	$38,073	$(43,237)	$36,343

Basic earnings per share from continuing operations	$0.64	$(0.09)	$0.46	$(0.32)	$0.22

Diluted earnings per share from continuing operations	$0.62	$(0.08)	$0.43	$(0.32)	$0.22

Basic earnings per share from discontinued operations	$—	$0.90	$(0.12)	$(0.04)	$0.07

Diluted earnings per share from discontinued operations	$—	$0.86	$(0.11)	$(0.04)	$0.07

Basic earnings per share	$0.64	$0.81	$0.34	$(0.36)	$0.29

Diluted earnings per share	$0.62	$0.77	$0.32	$(0.36)	$0.29

Shares used in computation of basic earnings per share	103,455,791	112,423,158	112,023,419	120,771,786	123,796,181

Shares used in computation of diluted earnings per share	106,881,855	117,636,085	117,749,743	120,771,786	125,758,863

	December 31,
	2005	2004	2003	2002	2001
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$230,591	$445,539	$249,998	$236,629	$344,553
Securities owned, held at clearing brokers, at market value	380,367	254,473	201,239	143,357	417,071
Investment in Deephaven sponsored funds	281,657	215,330	197,605	148,688	50,919
Assets within discontinued operations	—	—	2,938,223	2,411,285	1,928,946
Total assets	1,416,016	1,394,020	3,960,228	3,174,058	3,228,980
Securities sold, not yet purchased, at market value	345,457	221,421	173,119	84,715	343,908
Liabilities within discontinued operations	—	—	2,808,167	2,200,504	1,747,395
Total stockholders’ equity	823,448	851,202	787,096	753,832	831,667

(1) - Certain prior year amounts have been reclassified to conform to current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a leading financial services firm that provides comprehensive trade execution solutions and asset management services. We continually apply knowledge and innovation to the trading and asset management processes to build lasting client partnerships through consistent performance and superior client service. We have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment.

•	Asset Management—Our Asset Management business, Deephaven Capital Management, is a global multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $2.9 billion as of December 31, 2005, down from $3.6 billion of assets under management as of December 31, 2004.

•	Global Markets—We provide a broad range of customized trade execution products and services across multiple asset classes for broker-dealers, institutions and issuer companies. We make a market or trade in nearly every U.S. equity security and provide trade executions in a large number of international securities.

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

In the fourth quarter of 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. (“Citigroup”). In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 9 “Discontinued Operations” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

The following table sets forth: (i) revenues, (ii) expenses excluding Regulatory charges and related matters and Writedown of assets and lease loss accrual (“Operating Expenses”) and (iii) income (loss) from continuing operations before Regulatory charges and related matters and Writedown of assets and lease loss accrual and income taxes (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	2005	2004	2003
Asset Management
Revenues	$89.8	$78.2	$58.4
Operating Expenses	63.2	48.6	28.9

Pre-Tax Operating Earnings	26.5	29.6	29.5

Global Markets
Revenues	470.7	531.0	459.0
Operating Expenses	425.6	461.1	387.2

Pre-Tax Operating Earnings	45.1	69.9	71.8

Corporate
Revenues	74.2	16.6	28.5
Operating Expenses	24.9	33.5	29.7

Pre-Tax Operating Earnings	49.3	(16.9)	(1.2)

Consolidated
Revenues	634.6	625.8	545.9
Operating Expenses	513.7	543.2	445.8

Pre-Tax Operating Earnings	$120.9	$82.6	$100.1

Totals may not add due to rounding

Consolidated revenues in 2005 increased $8.8 million, or 1% from 2004, while consolidated Operating Expenses decreased $29.5 million or 5% from 2004. Overall, Consolidated Pre-Tax Operating Earnings increased $38.3 million, or 46% from 2004, primarily attributable to gains on the sales of our strategic investments within our Corporate segment. The changes in our Pre-Tax Operating Earnings by our segments from 2004 to 2005 are summarized as follows:

•	Asset Management—Our 2005 Pre-Tax Operating Earnings from Asset Management were down slightly from 2004, primarily due to the impact of higher profitability-based compensation and other operating expenses, offset by slightly higher blended fund returns.

•	Global Markets—Our 2005 Pre-Tax Operating Earnings from Global Markets were down 35% from 2004, primarily due to greater competition for broker-dealer client order flow and reduced revenue capture metrics offset, in part, by decreased losses incurred from our expanded London operation.

•	Corporate—The results from our Corporate segment were positively impacted by realized gains from the sales of our corporate equity investments in the International Securities Exchange, Inc. (“ISE”) and The Nasdaq Stock Market, Inc. (“Nasdaq”), as well as slightly higher returns on our corporate investment in the Deephaven Funds.

A reconciliation of income (loss) from continuing operations before income taxes in accordance with GAAP (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings and of total GAAP expenses to Operating Expenses is included elsewhere in this section.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance, amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges related to our legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; the addition or loss of executive management and asset management, sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our institutional market share and revenue capture in our Global Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

•	Over the past several years, the effects of market structure changes, competition and market conditions have resulted in a decline in revenue capture per U.S. equity dollar value traded in our Global Markets operations.

•	Retail broker-dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•	Broker-dealer clients continue to focus on statistics measuring the quality of equity executions (including speed of executions and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market-makers have increased the level of automation within their operations. The greater focus on execution quality has resulted in greater competition in the marketplace, which has negatively impacted the revenue capture metrics of the Company and other market-making firms.

•	Market structure changes, competition and market conditions have triggered an industry shift toward market-makers charging explicit commissions or commission equivalents to institutional clients for executions in OTC securities. For the majority of our institutional client orders, we currently charge explicit fees in the form of commissions or commission equivalents. In addition, institutional commission rates have fallen in the past few years, and may continue to fall in the future.

•	Due to regulatory scrutiny over the past several years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional clients allocate commissions to broker-dealers based on the quality of executions. In the past, institutional equity commissions were primarily allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•	There has been increased scrutiny of equity and option market-makers, hedge funds and soft dollar practices by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been consolidation among market centers over the past year, and several regional exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (i.e. ECNs) and compete within the OTC and listed trading venues.

•	There has been a proliferation of alternative investment entities, which has had the effect of materially increasing competition for new investor assets.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from U.S. securities trading and market-making activities from Global Markets. Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of our soft dollar and commission recapture activity as well as by changes in fees earned for directing trades to certain destinations for execution and from certain market data providers.

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

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds. These fees consist of annual management fees, calculated as fixed percentages of assets under management, and incentive fees, which, in general, are calculated as a percentage of the funds’ annual profits, if any.

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

Investment income and other income primarily represents income earned, net of losses, related to our corporate investment in the Deephaven Funds and our strategic investments. Such income is primarily affected by the level of our corporate investments in our Deephaven Funds and rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

Transaction-based expenses

Transaction-based expenses include transaction-based variable expenses directly incurred in conjunction with generating revenues and consist of Execution and clearance fees, Soft dollar and commission recapture expense, and Payments for order flow and ECN rebates.

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to Nasdaq and other exchanges and regulatory bodies, and execution fees paid to third parties, primarily for executing trades in listed securities on the New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”), and for executing orders through third party ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs, exchanges and certain regulatory bodies.

Soft dollar and commission recapture expense represent payments to institutions in connection with our soft dollar and commission recapture programs. Soft dollar and commission recapture expense fluctuates based on U.S. equity share volume executed on behalf of institutions.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and rebates for providing liquidity to our ECN, Direct Edge. Payments for order flow and ECN rebates fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow and ECN rebates also fluctuate based on U.S. equity share volume, our profitability and the mix of market orders and limit orders.

Other direct expenses

Other direct expenses mostly consist of Employee compensation and benefits, Communications and data processing, Professional fees, Depreciation and amortization and Occupancy and equipment rentals.

Employee compensation and benefits expense, our largest expense, primarily consists of salaries and wages paid to all employees and profitability-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to all other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain expenses including soft dollar and commission recapture expenses, execution and clearance costs and overhead allocations. The majority of compensation in Asset Management is determined based on a profitability-based formula, subject to certain minimum guaranteed payments. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

Results of Operations

The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the years ended December 31,
	2005	2004	2003
Revenues
Commissions and fees	46.7%	44.1%	29.9%
Net trading revenue	26.1%	40.1%	53.3%
Asset management fees	14.1%	12.4%	10.6%
Interest and dividends, net	1.4%	0.8%	0.7%
Investment income and other	11.7%	2.6%	5.5%

Total revenues	100.0%	100.0%	100.0%

Transaction-based expenses
Execution and clearance fees	15.7%	17.9%	18.8%
Soft dollar and commission recapture expense	10.0%	9.6%	1.8%
Payments for order flow and ECN rebates	3.3%	5.9%	5.9%

Total transaction-based expenses	29.0%	33.3%	26.5%

Revenues, net of transaction-based expenses	71.0%	66.7%	73.5%

Other direct expenses
Employee compensation and benefits	36.2%	39.1%	37.9%
Communications and data processing	5.1%	4.6%	5.1%
Professional fees	3.1%	2.4%	2.0%
Depreciation and amortization	2.6%	2.3%	3.6%
Occupancy and equipment rentals	2.1%	2.7%	3.2%
Business development	1.0%	1.3%	1.3%
Writedown of assets and lease loss accrual	1.6%	0.6%	3.1%
Regulatory charges and related matters	0.9%	12.7%	0.0%
Other	1.8%	1.1%	2.1%

Total other direct expenses	54.4%	66.8%	58.2%

Income (loss) from continuing operations before income taxes	16.6%	–0.1%	15.3%
Income tax expense	6.1%	1.5%	6.0%

Net income (loss) from continuing operations	10.5%	–1.6%	9.4%
Income (loss) from discontinued operations, net of tax	0.0%	16.1%	–2.3%

Net income	10.5%	14.6%	7.0%

Years Ended December 31, 2005 and 2004

Continuing Operations

Revenues

Asset Management

	For the years ended December 31,
	2005	2004	Change	% of Change
Total Revenues from Asset Management (millions)	$89.8	$78.2	$11.6	14.9%

Average month-end balance of assets under management (millions)	$3,291.1	$2,963.5	$327.7	11.1%
Annual fund return to investors*	7.2%	6.5%	0.6%	9.6%

*	Annual fund return represents the blended annual return across all assets under management in the Deephaven Funds

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased 14.9% to $89.8 million in 2005, from $78.2 million in 2004. The increase is due to higher incentive fees as a result of an increase in fund returns as well as higher management fees due to the growth in the average month-end balance of assets under management. The average month-end balance of assets under management increased to $3.3 billion in 2005, from $3.0 billion in 2004. The blended annual fund return across all assets under management for 2005 was 7.2%, up from 6.5% in 2004.

Global Markets

	For the years ended December 31,
	2005	2004	Change	% of Change
Commissions and fees (millions)	$296.2	$276.0	$20.2	7.3%
Net trading revenue (millions)	165.6	251.0	(85.4)	–34.0%
Interest and dividends, net (millions)	6.6	3.8	2.8	74.1%
Investment income and other (millions)	2.2	0.2	2.0	1180.8%

Total Revenues from Global Markets (millions)	$470.7	$531.0	$(60.3)	–11.4%

U.S equity dollar value traded ($ billions)	1,882.2	1,730.7	151.5	8.8%
U.S. equity trades executed (millions)	204.1	205.9	(1.8)	–0.9%
Nasdaq and Listed equity shares traded (billions)	106.3	125.5	(19.2)	–15.3%
OTC Bulletin Board and Pink Sheet shares traded (billions)	718.8	1,349.6	(630.8)	–46.7%
Average revenue capture per U.S. equity dollar value traded (bps)	1.8	2.5	(0.7)	–28.2%

Total revenues from our Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from the domestic businesses, decreased 11.4% to $470.7 million in 2005, from $531.0 million in 2004. Revenues in 2005 were positively impacted by Direct Trading and Direct Edge, which were acquired in June and October 2005, respectively, and higher dollar volumes, offset by lower average revenue capture per U.S. equity dollar value traded. Our revenue capture was impacted during 2005 by greater competition, regulatory changes and market conditions. Excluding the impact of Direct Trading and Direct Edge, total revenues from Global Markets would have decreased 16.2% to $444.9 million in 2005, from $531.0 million in 2004. In 2004, the Company recorded a reserve of $6.5 million against the amount the Company believes it is owed by a counterparty in a trading dispute (the “Dispute Reserve”). This reserve reduced net trading revenues by $6.5 million in 2004.

Average revenue capture per U.S. equity dollar value traded was 1.8 basis points (“bps”) in 2005, down 28.2% from 2.5 bps in 2004. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net trading revenues plus institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. We removed the impact of the Dispute Reserve of $6.5 million from our revenue capture calculation for 2004. Core Equity Revenues were $330.4 million and $424.7 million in 2005 and 2004, respectively.

Corporate

	For the years ended December 31,
	2005	2004	Change	% of Change
Total Revenues from Corporate (millions)	$74.2	$16.6	$57.5	346.4%

Average corporate investment balance in the Deephaven Funds (millions)	$272.6	$216.9	$55.7	25.7%

Total revenues from the Corporate segment, which primarily represents income from our corporate investments in the Deephaven Funds and other strategic investments, increased to $74.2 million. In 2005, the Company sold 70% of its original equity ownership of the ISE and its entire Nasdaq equity investment which resulted in pre-tax gains of $34.2 million and $21.7 million, respectively. Excluding these gains on our strategic investments, total revenues from the Corporate segment were $18.3 million in 2005, up 10% from 2004. Income from our corporate investments in the Deephaven Funds rose 28.0% to $16.3 million in 2005 from $12.8 million in 2004. This increase was due to a higher average investment balance and higher average returns on such investment.

Transaction-based expenses

Execution and clearance fees decreased 11.1% to $99.4 million in 2005, from $111.8 million in 2004. As a percentage of total revenue, execution and clearance fees decreased to 15.7% in 2005, from 17.9% in 2004. Execution and clearance fees were 17.2% of 2005 total revenues excluding gains on the sales of our strategic investments. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions.

Soft dollar and commission recapture expense increased 5.9% to $63.7 million in 2005, from $60.1 million in 2004, primarily due to the addition of the Direct Trading business.

Payments for order flow and ECN rebates decreased 42.1% to $21.2 million in 2005, from $36.6 million in 2004. As a percentage of total revenue, Payments for order flow and ECN rebates decreased to 3.3% in 2005, from 5.9% in 2004. The decrease on a dollar basis is primarily due to changes in our payment for order flow policies initiated in the second quarter of 2005.

Other direct expenses

Employee compensation and benefits expense decreased 6.2% to $229.5 million in 2005, from $244.5 million in 2004. As a percentage of total revenue, employee compensation and benefits decreased to 36.2% in 2005 from 39.1% in 2004. Excluding gains from the sales of our ISE and Nasdaq investments, Employee compensation and benefits as a percentage of total revenues increased slightly to 39.6% in 2005 from 39.1% in 2004. The number of full time employees in our continuing operations increased to 720 employees at December 31, 2005, from 683 employees at December 31, 2004, primarily due to the acquisitions of Direct Trading and Direct Edge.

Communications and data processing expense increased 12.5% to $32.5 million in 2005, from $28.9 million in 2004. This increase was attributable to additional costs from Direct Trading and a general increase in technology and market data costs.

Depreciation and amortization expense increased 14.8% to $16.4 million in 2005, from $14.2 million in 2004. This increase was primarily due to purchases of fixed assets and leasehold improvements at our new facility at 545 Washington Boulevard, Jersey City, N.J., as well as depreciation and amortization related to Direct Trading and Direct Edge. Occupancy and equipment rentals expense decreased 19.6% to $13.6 million in 2005, from $16.9 million in 2004, primarily due to lease loss accruals related to our Jersey City, N.J. office locations.

Professional fees increased 31.1% to $19.6 million in 2005, from $14.9 million in 2004. The increase in 2005 was primarily due to an increase in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and consulting expenses.

Business development expense decreased to $6.4 million in 2005, compared to $8.3 million in 2004. The primary reason for the decrease was lower travel and entertainment costs.

Other expenses increased to $11.5 million in 2005, compared to $6.8 million in 2004. Other expenses in 2004 included a benefit of approximately $3.0 million related to an adjustment to legal reserves established during 2003. Excluding the impact of this one-time adjustment in 2004, Other expenses increased 17% due to costs associated with the move of our corporate headquarters, as well as higher general and administrative costs.

During 2005, we incurred charges of $15.8 million, consisting of $10.1 million of writedowns of assets and lease loss accruals primarily related to the costs associated with excess real estate capacity in our Jersey City, N.J. facilities, and $5.7 million related to charges for regulatory and related matters.

During 2004, we incurred charges of $83.2 million, consisting of $79.3 million related to charges for regulatory and related matters and $3.8 million of writedowns of assets and lease loss accruals primarily related to the costs associated with excess real estate capacity in Jersey City, N.J. For a discussion of the $79.3 million charge for regulatory and related matters, refer to Footnote 12 “Regulatory Charges and Related Matters” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Our effective tax rate for 2005 from continuing operations of 37% differed from the federal statutory rate of 35% primarily due to non-deductible penalties related to charges for regulatory and related matters and state income taxes.

Years Ended December 31, 2004 and 2003

Continuing Operations

Revenues

Asset Management

	For the years ended December 31,
	2004	2003	Change	% of Change
Total Revenues from Asset Management (millions)	$78.2	$58.4	$19.7	33.7%

Average month-end balance of assets under management (millions)	$2,963.5	$1,359.4	$1,604.1	118.0%
Annual fund return to investors*	6.5%	13.9%	–7.4%	–53.2%

*	Annual fund return represents the blended annual return across all assets under management in the Deephaven Funds

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased 33.7% to $78.2 million in 2004, from $58.4 million in 2003. The increase is due to higher management fees as a result of the growth in assets under management. The average month-end balance of assets under management increased to $3.0 billion in 2004, from $1.4 billion in 2003. The blended annual fund return across all assets under management for 2004 was 6.5%, down from 13.9% in 2003.

Global Markets

	For the years ended December 31,
	2004	2003	Change	% of Change
Commissions and fees (millions)	$276.0	$163.2	$112.8	69.1%
Net trading revenue (millions)	251.0	290.9	(39.9)	–13.7%
Interest and dividends, net (millions)	3.8	2.8	1.1	38.5%
Investment income and other (millions)	0.2	2.1	(2.0)	–91.9%

Total Revenues from Global Markets (millions)	$531.0	$459.0	$72.0	15.7%

U.S equity dollar value traded ($ billions)	1,730.7	1,560.0	170.7	10.9%
U.S. equity trades executed (millions)	205.9	181.3	24.6	13.5%
Nasdaq and Listed equity shares traded (billions)	125.5	138.1	(12.5)	–9.1%
OTC Bulletin Board and Pink Sheet shares traded (billions)	1,349.6	305.3	1,044.3	342.0%
Average revenue capture per U.S. equity dollar value traded (bps)	2.5	2.6	(0.2)	–6.8%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from the domestic businesses, increased 15.7% to $531.0 million in 2004, from $459.0 million in 2003. Revenues in 2004 were positively impacted by the purchase of the Donaldson business in December 2003, an increase in our institutional revenues and higher volumes in low-priced OTC Bulletin Board and Pink Sheet shares from broker-dealer clients offset, in part, by lower average revenue capture per U.S. equity dollar value traded. Excluding the impact of Donaldson, total revenues from Global Markets would have increased 2.2% to $463.0 million in 2004 compared to $452.9 million in 2003. In 2004, the Company recorded a reserve of $6.5 million against the amount the Company believes it is owed by a counterparty in a trading dispute (the “Dispute Reserve”). This reserve reduced net trading revenues by $6.5 million in 2004.

Average revenue capture per U.S. equity dollar value traded was 2.5 bps in 2004, down 6.8% from 2.6 bps in 2003. Average revenue capture per U.S. equity dollar value traded is calculated as Core Equity Revenues divided by the total dollar value of the related equity transactions. We removed the impact of the Dispute Reserve of $6.5 million within our revenue capture calculation for 2004. Core Equity Revenues were $424.7 million and $410.9 million in 2004 and 2003, respectively.

Corporate

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

Transaction-based expenses

Execution and clearance fees increased 8.9% to $111.8 million in 2004, from $102.7 million in 2003. As a percentage of total revenue, execution and clearance fees decreased to 17.9% in 2004, from 18.8% in 2003. The increase on a dollar basis was due to the increase in equity trades, the increase in fees related to the London operations and the purchase of the Donaldson business offset, in part, by a reduction in clearance rates. The decrease as a percentage of total revenue was primarily due to lower clearance rates and higher revenues from Asset Management, which has no similar execution and clearance fees, offset, in part, by a lower average revenue capture metric in Global Markets.

Soft dollar and commission recapture expense increased to $60.1 million in 2004, from $10.0 million in 2003. The increase is primarily due to the purchase of the Donaldson business on December 1, 2003.

Payments for order flow and ECN rebates increased 13.8% to $36.6 million in 2004, from $32.2 million in 2003. As a percentage of total revenue, payments for order flow remained at 5.9% in both 2004 and 2003. The increase on a dollar basis is primarily due to an increase in volumes and changes in our payment for order flow policies.

Other direct expenses

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

Depreciation and amortization expense decreased 26.5% to $14.2 million in 2004, from $19.4 million in 2003. This decrease was primarily due to assets fully depreciating in the normal course of business, offset, in part, by the purchases of additional fixed assets during 2003 and 2004. Occupancy and equipment rentals expense decreased 3.4% to $16.9 million in 2004, from $17.4 million in 2003.

Professional fees increased 35.7% to $14.9 million in 2004, from $11.0 million in 2003. The increase in 2004 was primarily due to an increase in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and consulting expenses.

Business development expense increased to $8.3 million in 2004, compared to $7.2 million in 2003. The primary reason for the increase was higher travel and entertainment costs relating to our focus on growing our institutional client base for the Global Markets segment.

Other expenses decreased to $6.8 million in 2004, compared to $11.2 million in 2003. The decrease was due to a benefit of approximately $3.0 million related to an adjustment to legal reserves established during 2003. Excluding the impact of this one-time adjustment from both 2003 and 2004, Other expenses would have increased by 21% due to higher insurance, general and administrative costs.

During 2004, we incurred charges of $83.2 million, primarily consisting of $79.3 million related to charges for regulatory and related matters and $3.8 million of writedowns of assets and lease loss accruals primarily related to the costs associated with excess real estate capacity in Jersey City, N.J. For a discussion of the $79.3 million charge for regulatory and related matters, refer to Footnote 12 “Regulatory Charges and Related Matters” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

During 2003, we incurred charges of $16.5 million, primarily consisting of $9.6 million of a lease loss accrual related to costs associated with excess real estate capacity primarily in Jersey City, N.J. and $6.8 million related to the writedown of our strategic investment in Nasdaq to fair value.

Our effective tax rate for 2004 from continuing operations differs significantly from the federal statutory rate of 35% primarily due to non-deductible penalties related to charges for regulatory and related matters and state income taxes.

Reconciliation of Total GAAP Expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by GAAP, the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-K, the Company has disclosed its Operating Expenses and its Pre-Tax Operating Earnings to assist the reader in understanding the impact of Writedown of assets and lease loss accrual and Regulatory charges and related matters on the Company’s annual results for 2005, 2004 and 2003 by segment, thereby facilitating more useful period-to-period comparisons of the Company’s continuing businesses. For additional information related to segments, see Footnote 20 “Business Segments” included in Part II, Item 8 “Financial Statements and Supplementary Data” included in this document. Charts are presented in millions.

Total GAAP Expenses to Operating Expenses

	For the year ended December 31, 2005
	Asset Mgmt	Global Markets	Corporate	Total
Transaction-based Expenses	$—	$184.3	$—	$184.3
Other Direct Expenses	69.0	251.3	24.9	345.2

Total GAAP Expenses	69.0	435.6	24.9	529.5
Writedown of assets and lease loss accrual	—	(10.0)	—	(10.0)
Regulatory charges and related matters	(5.7)	—	—	(5.7)

Operating Expenses	$63.2	$425.6	$24.9	$513.7

	For the year ended December 31, 2004
	Asset Mgmt	Global Markets	Corporate	Total
Transaction-based Expenses	$—	$208.5	$—	$208.5
Other Direct Expenses	48.6	335.7	33.5	417.7

Total GAAP Expenses	48.6	544.2	33.5	626.3
Writedown of assets and lease loss accrual	—	(3.8)	—	(3.8)
Regulatory charges and related matters	—	(79.3)	—	(79.3)

Operating Expenses	$48.6	$461.1	$33.5	$543.2

	For the year ended December 31, 2003
	Asset Mgmt	Global Markets	Corporate	Total
Transaction-based Expenses	$—	$144.8	$—	$144.8
Other Direct Expenses	28.9	258.9	29.7	317.5

Total GAAP Expenses	28.9	403.7	29.7	462.3
Writedown of assets and lease loss accrual	—	(16.5)	—	(16.5)

Operating Expenses	$28.9	$387.2	$29.7	$445.8

Pre-Tax GAAP Income to Pre-Tax Operating Earnings

	For the year ended December 31, 2005
	Asset Mgmt	Global Markets	Corporate	Total
Pre-tax GAAP Income	$20.8	$35.1	$49.3	$105.2
Writedown of assets and lease loss accrual	—	10.0	—	10.0
Regulatory charges and related matters	5.7	—	—	5.7

Pre-tax Operating Earnings	$26.5	$45.1	$49.3	$120.9

	For the year ended December 31, 2004
	Asset Mgmt	Global Markets	Corporate	Total
Pre-tax GAAP Income	$29.6	$(13.2)	$(16.9)	$(0.5)
Writedown of assets and lease loss accrual	—	3.8	—	3.8
Regulatory charges and related matters	—	79.3	—	79.3

Pre-tax Operating Earnings	$29.6	$69.9	$(16.9)	$82.6

	For the year ended December 31, 2003
	Asset Mgmt	Global Markets	Corporate	Total
Pre-tax GAAP Income	$29.5	$55.3	$(1.2)	$83.6
Writedown of assets and lease loss accrual	—	16.5	—	16.5

Pre-tax Operating Earnings	$29.5	$71.8	$(1.2)	$100.1

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds of the sale of our Derivative Markets segment. As of December 31, 2005, we had $1.4 billion in assets related to our continuing operations, 59% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. At December 31, 2005, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $248.2 million. Additionally, our corporate investment in the Deephaven Funds was $281.7 million at December 31, 2005. The majority of this investment can be liquidated upon request to Deephaven subject to a ninety-day written notification period and monthly redemption limits.

The Company has previously disclosed its intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Global Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock. In this regard, we have already undertaken several selective acquisitions. In April 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of Direct Trading Institutional, Inc. (now operating as Direct Trading), a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform. The transaction closed in June 2005 with a $40 million initial cash payment. The acquisition of the business of Direct Trading contains a two-year contingency from the date of closing for additional consideration based on the profitability of the business. Additionally, in May 2005, the Company announced that it had reached an agreement to acquire, for cash, the business of the ATTAIN ECN, an alternative trading system that operates an electronic communications network (ECN) for the trading of Nasdaq securities. The transaction closed in October 2005, and currently operates under the name, Direct Edge. The acquisition of Direct Edge also contains a four-year contingency from the business date of closing for additional consideration based on meeting certain revenue and client retention metrics. In January 2006, the Company agreed to acquire, Hotspot FX, Inc., an industry-leading electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform, for approximately $77.5 million in cash. The acquisition is expected to close shortly and is subject to customary closing conditions. No assurance can be given with respect to the operational business effect of these transactions or the timing, likelihood or business effect of any possible transaction.

As discussed elsewhere in this document, we sold our Derivative Markets business for approximately $237 million in cash as of the close of business on December 9, 2004. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The result of this adjustment and other expenses related to the sale resulted in additional income of $122,000, net of tax, in 2005.

Income (loss) from continuing operations before income taxes was $105.2 million, ($514,000) and $83.6 million for 2005, 2004 and 2003, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization and certain non-cash writedowns. Depreciation expense from continuing operations was $14.6 million, $13.6 million, and $19.3 million in 2005, 2004 and 2003, respectively. Amortization expense from continuing operations, which related to intangible assets, was $1.8 million, $605,000 and $48,000 during 2005, 2004 and 2003, respectively. Non-cash writedowns from continuing operations were $800,000, $1.2 million and $6.8 million during 2005, 2004 and 2003, respectively, primarily related to costs associated with fixed assets no longer actively being used and impaired strategic investments.

Purchases, net of proceeds, from strategic investments and acquisitions related to our continuing operations were $31.0 million, $11.5 million and $14.0 million during 2005, 2004 and 2003, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment in the Deephaven Funds increased by $66.3 million, $17.7 million and $48.9 million during 2005, 2004 and 2003, respectively.

Capital expenditures related to continuing operations were $25.7 million, $40.2 million and $6.4 million during 2005, 2004 and 2003, respectively. Capital expenditures in 2005 and 2004 primarily represented purchases of leaseholds and other fixed assets related to the build out of our new headquarters at 545 Washington Boulevard in Jersey City, NJ.

At its October 18, 2005 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $320 million, to $345 million. The Company repurchased 15.9 million shares during 2005 for $145.1 million under this stock repurchase program. Through December 31, 2005, the Company had repurchased 37.6 million shares for $295.9 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 103.0 million shares of Class A Common Stock outstanding as of December 31, 2005.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and NASD prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Additionally, our foreign registered broker-

dealers are subject to capital adequacy requirements of their respective regulatory authorities. The following table sets forth the net capital levels and requirements for the following significant broker-dealer subsidiaries at December 31, 2005, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KEM	$99.1	$6.1	$93.0
KCM	34.4	3.3	31.1

We have no long-term debt at December 31, 2005 nor do we currently have any material long-term debt commitments for 2006. We currently anticipate that available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of December 31, 2005 are summarized below (in millions):

	Payments due in:
	2006	2007-2008	2009-2010	Thereafter through October 31, 2021	Total
Operating lease obligations[1]	$11.1	$21.2	$19.6	$110.1	$162.0
Other obligations[1]	26.5	24.3	8.0	—	58.8

Total	$37.6	$45.5	$27.6	$110.1	$220.8

1  -  See Footnote 11 to the Consolidated Financial Statements

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Subsequent Event

In January 2006, the Company agreed to acquire, Hotspot FX, Inc., an industry-leading electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform, for approximately $77.5 million in cash. The acquisition is expected to close shortly and is subject to customary closing conditions.

Discontinued Operations

As of the close of business on December 9, 2004, the Company sold substantially all of the assets and certain of the liabilities that comprised the Derivatives Markets business operated by Knight Financial

Products LLC and Knight Execution Partners LLC to Citigroup for approximately $237.0 million in cash, subject to an adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The result of this adjustment and other expenses related to the sale resulted in additional income of $122,000, net of tax, during 2005. The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. The net income (loss) included in our Income (loss) from discontinued operations, net of taxes, on the Consolidated Statements of Operations, excluding the gain on the sale in 2004 of $80.0 million, was approximately $122,000, $21.0 million and ($10.9 million) for the years ended 2005, 2004 and 2003, respectively.

Due to changes in market structure, the withdrawal of Nasdaq Japan, poor market conditions and limited market-making opportunities in Japan, Knight Securities Japan’s (“KSJ”) original business plan was significantly impaired and its operations ceased on May 2, 2003. After the cessation of trading, the Company and Nikko Cordial Group liquidated KSJ. The losses, net of tax, included in Loss from discontinued operations from the KSJ business on the Consolidated Statements of Operations were approximately $2.1 million for the year ended 2003.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, the Company’s policy is to accrue future costs related to excess capacity using a discounted cash flow analysis.

The Company incurred an additional $10.1 million of Writedown of assets and lease loss accruals in 2005. A loss of $5.5 million is related to the lease loss accrual on a portion of our lease at 545 Washington Boulevard in Jersey City, N.J., encompassing approximately 78,000 square feet, all of which is unoccupied. The Company engaged a real estate broker to sub-lease this excess space, but to date our efforts to sub-let this space have not been successful. This accrual was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2007, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

A loss of $3.7 million is related to the lease loss accrual on the excess real estate capacity at our former headquarters at 525 Washington Boulevard, Jersey City, N.J. The lease on this location ends in April 2006 and we abandoned this location in the second quarter of 2005.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis, or when an event occurs or circumstances change that signify the existence of impairment.

Goodwill of $47.7 million as of December 31, 2005 is all related to our Global Markets segment. Goodwill is related to the purchases of our listed equities market-maker, KCM, the business of Donaldson, the shares of the minority investors in Knight Roundtable Europe Limited, our subsidiary that owns KEMIL, and the businesses now operating as Direct Trading and Direct Edge. During our annual test for impairment done in the second quarter of 2005, excluding Direct Trading and Direct Edge, we determined that these assets were not impaired. Direct Edge was purchased in the October 2005 and Direct Trading was purchased in June 2005; therefore, these businesses were not included in our impairment test performed in the second quarter of 2005. However, the Company believes there is no impairment of these assets at December 31, 2005. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Intangible assets, less accumulated amortization, of $29.8 million as of December 31, 2005 are attributable to our Global Markets segment. Substantially all of the intangible assets, net of accumulated amortization, resulted from the purchase of the business of Donaldson, which represents $10.8 million of the balance, and the Direct Trading business, which represents $18.8 million of the balance. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, which we have determined to range from two to thirty years. During our annual test for impairment done in June 2005, excluding Direct Trading, we determined that there was no impairment of these intangible assets. Direct Trading was purchased in June 2005; therefore this business was not included in our impairment test performed in the second quarter of 2005. However, the Company believes there is no impairment of these intangible assets at December 31, 2005.

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

Investments that are classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, in Accumulated other comprehensive income, net of tax within Stockholders’ Equity on the Consolidated Statements of Financial Condition. Investments not recorded in the Company’s broker-dealer subsidiaries, which do not have a readily determinable fair value, are recorded at amortized cost.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on a strategic investment has occurred due to declines in fair value or other market conditions, the investment is written down to its impairment value. As of December 31, 2005, the Company reviewed its strategic investments for impairment and determined that an impairment loss had not occurred.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Asset Management Fees—Deephaven earns asset management fees for sponsoring and managing the Deephaven Funds. These fees are recorded monthly as earned and are calculated as a percentage of each Deephaven Fund’s monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the particular Deephaven fund exceeds the greater of either the highest previous net asset value in that Deephaven fund or the net asset value at the time each investor in that fund made his purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds and the level of assets under management. If Deephaven’s Market Neutral Fund, which contains approximately 50% of the assets under management by Deephaven, recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis. As such, the Incentive Allocation Fee may be negative for certain periods, but not lower than zero on a year-to-date basis.

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

Other Estimates—The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. In addition to the estimates that we make in connection with accounting for the items noted above, the use of estimates is also important in determining provisions for potential losses that may arise from litigation, regulatory proceedings and tax audits.

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

We estimate and accrue for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5 Accounting for Contingencies. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 included in this document.

Recently Issued Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123 Accounting for Stock-Based Compensation, SFAS No. 123-R, Share-Based Payment. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services. SFAS No. 123-R eliminates the intrinsic value method under Accounting Principles Board No. 25 as an alternative method of accounting for stock-based awards. Additionally SFAS No. 123-R clarifies SFAS No. 123’s guidance in several areas including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In April 2005, the SEC delayed the effective date for SFAS No. 123-R until the first fiscal year beginning after June 15, 2005. The Company plans to adopt the provisions of this statement, using the “modified prospective method” for its first quarter of 2006. We do not expect the adoption of this statement to have a greater effect on our financial condition, results of operations or cash flows than the pro forma effect in 2005 as disclosed in Footnote 2 “Significant Accounting Policies” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Prior to the adoption of SFAS No. 123-R the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS No. 123-R the Company will apply a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. The impact of this change in the vesting approach would not have had a material impact on the results of operations for the periods presented herein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

In Global Markets, we employ automated proprietary trading and position management systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at December 31, 2005 and 2004 was $372.0 million and $245.5 million, respectively, in long positions and $345.5 million and $221.4 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $2.7 million loss and a $2.4 million loss as of December 31, 2005 and 2004, respectively, due to the offset of losses in long positions with gains in short positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities from our OTC and listed market-making business) (in millions).

	2005		2004		2003
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$700.3	$32.6	$525.8	$27.9	$336.4	$9.1
Highest month-end	874.8	46.2	627.5	74.5	485.1	32.4
Lowest month-end	496.9	10.6	411.4	1.2	200.2	(32.1)

As of December 31, 2005, we had a $281.7 million corporate investment in the Deephaven Funds, $222.1 million of which was invested in the Market Neutral Fund. The general objective of market neutral investment strategies is to seek to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event arbitrage, relative value equity and distressed debt. Because the primary basis of the Deephaven Funds’ market neutral strategy is endeavoring to capture mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading strategies also involve other substantial risks, for example, the disruption in historical pricing relationships and the risk of a tightening of dealer credit, forcing the premature liquidation of positions. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

Deephaven monitors its trading risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by management and an independent risk control function, as are individual and aggregate dollar and inventory position totals and profits and losses by strategy. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries. There can be no assurances that any of the Deephaven Funds’ strategy will be successful in achieving either their risk control or its profit objectives.

Operational Risk

Operational risk relates to the risk of loss arising from inadequate or failed internal processes, people or systems and from external events, or external trading, custody, or lending relationships that are important to Deephaven’s business. Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures. The Company incurs operational risk across all of its business activities, including revenue generating activities as well as support functions. Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk”.

Primary responsibility for the management of operational risk lies with the business segments and supporting functions. The business segments maintain controls designed to manage and mitigate operational risk for existing activities. In addition, as new products and business activities are developed, operational risks are identified and controls are designed to mitigate the identified risks.

Disaster recovery plans are in place for critical facilities and resources and redundancies are built into the systems as deemed appropriate. The Company has also established policies, procedures and technologies to protect its computer and other assets from unauthorized access.

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see “Government Regulation and Market Structure” in Part I, Item 1). The Company has established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. The Company also has established procedures that are designed to require that the Company’s policies relating to conduct, ethics and business practices are followed.

Consolidated Quarterly Results (unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2005 and 2004. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
	(in thousands, except per share amounts)
Revenues
Commissions and fees	$83,223	$74,860	$68,022	$70,116	$72,206	$58,599	$68,569	$76,638
Net trading revenue	48,792	52,349	27,051	37,422	53,122	35,907	61,235	100,728
Asset management fees	21,326	41,983	8,037	17,881	48,814	6,805	8,107	13,932
Interest and dividends, net	2,700	1,763	2,216	2,340	1,819	1,199	772	858
Investment income and other	45,255	13,141	6,347	9,799	9,618	(692)	1,354	6,164

Total revenues	201,297	184,097	111,673	137,557	185,579	101,818	140,037	198,320

Transaction-based expenses
Execution and clearance fees	27,947	24,585	23,348	23,547	23,301	22,043	28,682	37,762
Soft dollar and commission recapture expense	17,634	15,903	14,650	15,485	15,796	14,309	14,237	15,776
Payments for order flow	6,377	3,857	3,582	7,404	9,215	4,555	9,843	13,018

Total transaction-based expenses	51,958	44,344	41,580	46,435	48,312	40,907	52,762	66,556

Revenues, net of transaction-based expenses	149,338	139,752	70,093	91,121	137,267	60,911	87,275	131,764

Other direct expenses
Employee compensation and benefits	56,140	68,268	48,194	56,857	76,086	50,109	53,250	65,104
Communications and data processing	8,578	7,969	8,151	7,814	7,313	7,867	6,963	6,754
Professional fees	5,167	6,056	4,550	3,776	3,357	4,258	3,951	3,353
Depreciation and amortization	4,109	4,209	3,734	4,302	3,377	3,390	3,561	3,920
Occupancy and equipment rentals	3,368	3,239	2,830	4,123	3,960	4,151	4,388	4,352
Business development	1,801	1,616	1,708	1,293	2,347	2,054	1,825	2,043
Writedown of assets and lease loss accrual	—	5,509	4,546	—	312	874	2,624	—
Regulatory charges and related matters	3,703	—	2,000	—	142	—	79,200	—
Other	2,677	2,785	3,426	2,654	2,725	(820)	2,190	2,750

Total other direct expenses	85,543	99,652	79,139	80,820	99,619	71,883	157,952	88,276

Income (loss) from continuing operations before income taxes	63,795	40,100	(9,045)	10,301	37,648	(10,972)	(70,677)	43,488
Income tax expense (benefit)	21,924	16,137	(3,430)	4,281	15,194	(4,367)	(19,080)	17,511

Net income (loss) from continuing operations	41,871	23,964	(5,616)	6,020	22,454	(6,605)	(51,597)	25,977
Income (loss) from discontinued operations, net of tax	—	388	—	(266)	85,954	5,344	3,737	5,868

Net income (loss)	$41,871	$24,352	$(5,616)	$5,754	$108,408	$(1,261)	$(47,860)	$31,845

Earnings per share from continuing operations	$0.41	$0.23	$(0.05)	$0.05	$0.19	$(0.06)	$(0.46)	$0.21

Earnings per share from discontinued operations	$—	$—	$—	$—	$0.74	$0.05	$0.03	$0.05

Earnings per share	$0.41	$0.23	$(0.05)	$0.05	$0.94	$(0.01)	$(0.42)	$0.26

*  -  Certain prior quarter amounts have been reclassified to conform to current year presenation.

Item 8.    Financial Statements and Supplementary Data

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

Management assessed the effectiveness of Knight’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, Knight’s management has concluded that, as of December 31, 2005, internal control over financial reporting is effective.

Knight management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Knight Capital Group, Inc.

We have completed integrated audits of Knight Capital Group, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Knight Capital Group, Inc.’s 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knight Capital Group, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 48, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New York, New York

March 14, 2006

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$230,591,067	$445,539,282
Securities owned, held at clearing brokers, at market value	380,366,778	254,473,209
Receivable from brokers and dealers	229,828,734	244,881,065
Investment in Deephaven sponsored funds	281,656,753	215,329,959
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $99,757,958 in 2005 and $101,365,529 in 2004	67,656,533	54,382,503
Strategic investments	31,896,425	29,266,796
Goodwill	47,682,880	19,182,248
Intangible assets, less accumulated amortization of $2,434,573 in 2005 and $653,472 in 2004	29,773,442	11,546,528
Other assets	116,563,732	119,418,725

Total assets	$1,416,016,344	$1,394,020,315

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$345,457,499	$221,420,569
Payable to brokers and dealers	35,102,415	88,480,788
Accrued compensation expense	117,763,834	123,664,383
Accrued expenses and other liabilities	94,244,447	109,252,681

Total liabilities	592,568,195	542,818,421

Commitments and contingent liabilities (Notes 11 and 18)

Stockholders’ equity
Class A Common Stock, $0.01 par value; Shares authorized: 500,000,000 in 2005 and 2004; Shares issued: 139,745,722 in 2005 and 133,965,513 in 2004; Shares outstanding: 102,966,359 in 2005 and 113,295,191 in 2004	1,397,457	1,339,655
Additional paid-in capital	473,945,690	427,451,712
Retained earnings	653,513,691	587,152,786
Treasury stock, at cost; 36,779,363 shares in 2005 and 20,670,322 shares in 2004	(294,652,742)	(147,636,413)
Accumulated other comprehensive income, net of tax	10,350,387	—
Unamortized stock-based compensation	(21,106,334)	(17,105,846)

Total stockholders’ equity	823,448,149	851,201,894

Total liabilities and stockholders’ equity	$1,416,016,344	$1,394,020,315

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2005	2004	2003
Revenues
Commissions and fees	$296,221,767	$276,010,852	$163,147,122
Net trading revenue	165,614,332	250,992,997	290,937,517
Asset management fees	89,226,578	77,658,193	57,903,057
Interest and dividends, net	9,019,081	4,647,059	3,657,050
Investment income and other	74,541,327	16,441,253	30,264,016

Total revenues	634,623,085	625,750,354	545,908,762

Transaction-based expenses
Execution and clearance fees	99,426,667	111,787,940	102,658,908
Soft dollar and commission recapture expense	63,670,978	60,117,556	9,985,651
Payments for order flow and ECN rebates	21,220,284	36,632,317	32,178,913

Total transaction-based expenses	184,317,929	208,537,813	144,823,472

Revenues, net of transaction-based expenses	450,305,156	417,212,541	401,085,290

Other direct expenses
Employee compensation and benefits	229,459,520	244,549,546	206,860,453
Communications and data processing	32,512,930	28,896,451	27,991,441
Professional fees	19,554,523	14,914,772	10,993,116
Depreciation and amortization	16,354,746	14,247,699	19,384,902
Occupancy and equipment rentals	13,553,631	16,852,358	17,449,489
Business development	6,418,984	8,268,973	7,159,726
Writedown of assets and lease loss accrual	10,055,252	3,810,453	16,507,981
Regulatory charges and related matters	5,703,428	79,341,732	—
Other	11,540,764	6,844,285	11,151,856

Total other direct expenses	345,153,778	417,726,269	317,498,964

Income (loss) from continuing operations before income taxes	105,151,378	(513,728)	83,586,326
Income tax expense	38,912,480	9,258,157	32,496,651

Net income (loss) from continuing operations	66,238,898	(9,771,885)	51,089,675

Income (loss) from discontinued operations, net of tax	122,007	100,903,791	(13,016,202)

Net income	$66,360,905	$91,131,906	$38,073,473

Basic earnings per share from continuing operations	$0.64	$(0.09)	$0.46

Diluted earnings per share from continuing operations	$0.62	$(0.08)	$0.43

Basic earnings per share from discontinued operations	$—	$0.90	$(0.12)

Diluted earnings per share from discontinued operations	$—	$0.86	$(0.11)

Basic earnings per share	$0.64	$0.81	$0.34

Diluted earnings per share	$0.62	$0.77	$0.32

Shares used in computation of basic earnings per share	103,455,791	112,423,158	112,023,419

Shares used in computation of diluted earnings per share	106,881,855	117,636,085	117,749,743

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2004 and 2005

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Unamortized Stock-based Compensation	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2003	124,705,287	$1,247,053	(6,847,467)	$(35,423,292)	$340,211,426	$457,956,771	$(6,791,533)	$(3,368,885)	$753,831,540

Net Income	—	—	—	—	—	38,073,473	—	—	38,073,473
Loss recognized on translation adjustment, net of taxes	—	—	—	—	—	—	—	3,368,885	3,368,885
Common stock repurchased	—	—	(6,413,521)	(34,297,186)	—	—	—	—	(34,297,186)
Stock options exercised	2,598,861	25,989	—	—	14,977,298	—	—	—	15,003,287
Income tax benefit—stock awards exercised	—	—	—	—	7,433,289	—	—	—	7,433,289
Stock based compensation	882,912	8,829	184,483	925,220	8,275,392	(9,364)	(5,517,463)	—	3,682,614

Balance, December 31, 2003	128,187,060	1,281,871	(13,076,505)	(68,795,258)	370,897,405	496,020,880	(12,308,996)	—	787,095,902

Net Income	—	—	—	—	—	91,131,906	—	—	91,131,906
Common stock repurchased	—	—	(7,593,817)	(78,841,155)	—	—	—	—	(78,841,155)
Stock options exercised	4,527,202	45,272	—	—	27,163,276	—	—	—	27,208,548
Income tax benefit—stock awards exercised	—	—	—	—	11,392,768	—	—	—	11,392,768
Stock based compensation	1,251,251	12,512	—	—	17,998,263	—	(4,796,850)	—	13,213,925

Balance, December 31, 2004	133,965,513	$1,339,655	(20,670,322)	$(147,636,413)	$427,451,712	$587,152,786	$(17,105,846)	$—	$851,201,894

Net Income	—	—	—	—	—	66,360,905	—	—	66,360,905
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	—	—	—	10,350,387	10,350,387
Common stock repurchased	—	—	(16,109,041)	(147,016,329)	—	—	—	—	(147,016,329)
Stock options exercised	3,952,173	39,522	—	—	22,477,438	—	—	—	22,516,960
Income tax benefit—stock awards exercised	—	—	—	—	6,625,852	—	—	—	6,625,852
Stock based compensation	1,828,036	18,280	—	—	17,390,688	—	(4,000,488)	—	13,408,480

Balance, December 31, 2005	139,745,722	$1,397,457	(36,779,363)	$(294,652,742)	$473,945,690	$653,513,691	$(21,106,334)	$10,350,387	$823,448,149

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004 Revised*	2003 Revised*
Cash flows from operating activities
Net income	$66,360,905	$91,131,906	$38,073,473
Income (loss) from discontinued operations, net of taxes	122,007	100,903,791	(13,016,202)

Income (loss) from continuing operations, net of taxes	66,238,898	(9,771,885)	51,089,675

Adjustments to reconcile income (loss) from continuing operations, net of taxes to net cash provided by operating activities
Depreciation and amortization	16,354,746	14,247,699	19,384,902
Income tax benefit on stock awards exercised	6,625,852	11,392,768	7,433,289
Stock based compensation	13,408,873	10,003,722	2,787,656
Deferred income taxes	3,000,067	(8,509,592)	(1,561,197)
Deferred rent	620,714	3,793,700	(1,630,241)
Writedown of assets and lease loss accrual	10,055,252	3,810,453	16,507,981
Unrealized gain on strategic investments	747,993	—	—
Operating activities from discontinued operations	122,007	43,529,819	41,817,556
(Increase) decrease in operating assets
Securities owned	(125,893,569)	(53,234,639)	(57,861,893)
Receivable from brokers and dealers	16,979,593	(39,861,433)	(142,691,409)
Other assets	(7,249,671)	(11,535,788)	16,042,436
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	124,036,930	48,301,776	88,403,414
Payable to brokers and dealers	(53,378,373)	61,667,776	(2,121,212)
Accrued compensation expense	(6,113,996)	29,029,978	43,755,914
Accrued expenses and other liabilities	(33,005,836)	(16,678,380)	5,966,344

Net cash provided by operating activities	32,549,480	86,185,974	87,323,215

Cash flows from investing activities
Proceeds from sale of Derivative Markets business	—	230,380,605	—
Investing activities from discontinued operations	—	—	14,777,110
Purchases of fixed assets and leasehold improvements	(25,657,084)	(40,184,593)	(6,405,411)
Investment in Deephaven sponsored funds	(66,326,795)	(17,724,890)	(48,917,063)
Proceeds from (purchases of) strategic investments	14,092,906	(8,967,094)	(2,604,114)
Purchase of businesses, net of cash acquired	(45,107,353)	—	(11,373,570)

Net cash (used in) provided by investing activities	(122,998,326)	163,504,028	(54,523,048)

Cash flows from financing activities
Stock options exercised	22,516,960	27,192,742	14,865,537
Cost of common stock repurchased	(147,016,329)	(78,841,155)	(34,297,186)
Purchase of shares from minority investors in Knight Roundtable Europe Limited	—	(2,500,000)	—

Net cash used in financing activities	(124,499,369)	(54,148,413)	(19,431,649)

(Decrease) increase in cash and cash equivalents	(214,948,215)	195,541,589	13,368,518
Cash and cash equivalents at beginning of the year	445,539,282	249,997,693	236,629,175

Cash and cash equivalents at end of the year	$230,591,067	$445,539,282	$249,997,693

Supplemental disclosure of cash flow information:
Cash paid for interest	$576,361	$339,231	$123,893

Cash paid for income taxes	$52,563,496	$26,917,732	$21,391,344

Supplemental disclosure of noncash investing activities
Goodwill	$28,500,631		$869,583
Intangible assets	20,000,000		11,300,000
Fixed assets	3,000,000		—
Other assets	—		5,714,261
Receivable from brokers and dealers	1,927,262		6,497,124
Accrued compensation expense	—		(2,280,533)
Other net liabilities	(8,320,540)		(10,726,865)

Cash paid for purchase of business, net of cash acquired	$45,107,353		$11,373,570

*  -  Amounts have been revised to separately disclose discontinued operations. See Note 2 “Significant Accounting Policies”

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment. The Company’s operating business segments from continuing operations comprise the following operating subsidiaries:

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment adviser to and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K., and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission.

Global Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in The Nasdaq Stock Market and on the OTC Bulletin Board (“OTCBB”). Additionally, in December 2003, KEM acquired the business of Donaldson & Co., Incorporated (“Donaldson”), a firm that offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC” or “Commission”) and is a member of the National Association of Securities Dealers (“NASD”), the National Stock Exchange, the Pacific Stock Exchange and the National Futures Association (“NFA”).

•	Knight Capital Markets LLC (“KCM”) operates as a market-maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for predominately European institutional and broker-dealer clients in U.S., European and international equities. KEMIL is authorized and regulated by the FSA and is a member of the London Stock Exchange, Euronext and Deutsche Borse.

•	In June 2005, the Company acquired the business of Direct Trading Institutional, Inc., a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform. This business is now operated by Direct Trading Institutional, L.P. (“Direct Trading”), a broker-dealer registered with the SEC and member of the NASD and the NFA.

•	In October 2005, the Company acquired the business of the ATTAIN ECN from Domestic Securities, Inc., a privately held company, and certain of its shareholders. The business, operating under the name Direct Edge ECN LLC (“Direct Edge”) operates as an electronic communications network (“ECN”). Direct Edge is a liquidity destination offering the ability to match trades in Nasdaq National Market and Nasdaq SmallCap securities by displaying orders in the Nasdaq Market Center or the NASD Alternative Display Facility. Direct Edge is a broker-dealer registered with the SEC and is a member of the NASD.

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

Market-making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis.

Payments for order flow and ECN rebates represent payments to broker-dealer clients for directing their order executions to the Company. Soft dollar and commission recapture expense represents payments to institutions in connection with soft dollar and commission recapture programs. The Company’s clearing agreements call for payment or receipt of interest income, net of interest expense, for facilitating the settlement and financing of securities transactions.

Asset management fees

Deephaven earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds or the net asset value at the time each investor made a purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds. If Deephaven’s Market Neutral Master Fund, which contains approximately 50% of assets under management, recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis. As such, the Incentive Allocation Fee may be negative for certain periods, but not lower than zero on a year-to-date basis.

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

Investments that are classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported, in Accumulated other comprehensive income, net of tax within Stockholders’ equity on the Consolidated Statements of Financial Condition. Investments not recorded in the Company’s broker-dealer subsidiaries which do not have a readily determinable fair value, are recorded at amortized cost.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on a strategic investment has occurred due to declines in fair value or other market conditions, the investment is written down to impairment value.

Treasury stock

The Company records its purchases of treasury stock at cost as a separate component of Stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions.

Foreign currencies

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods.

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

Income taxes

The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings. Net deferred tax assets and liabilities are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included within Income (loss) from discontinued operations, net of tax, on the Consolidated Statements of Operations for all periods presented.

We have revised our 2004 and 2003 Consolidated Statements of Cash Flows to separately disclose the operating and investing portions of the cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share amounts for the years ended December 31, 2005, 2004 and 2003, respectively, would have been as follows (in millions, except per share data):

	2005	2004	2003
Net income, as reported	$66.4	$91.1	$38.1
Pro forma compensation expense determined under fair value based method, net of tax	(5.5)	(6.7)	(9.4)
Pro forma net income	60.8	84.4	28.7
Basic earnings per share, as reported	0.64	0.81	0.34
Diluted earnings per share, as reported	0.62	0.77	0.32
Pro forma basic earnings per share	0.59	0.75	0.26
Pro forma diluted earnings per share	0.57	0.72	0.24

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.0%	40.0%	65.0%
Risk-free interest rate	3.5%	3.8%	3.0%
Expected life (in years)	3.5	4.0	4.0

The Company records the fair market value of restricted awards on the date of grant as unamortized stock-based compensation in Stockholders’ equity and amortizes the balance to compensation expense ratably over the vesting period.

The Company plans on adopting SFAS No. 123-R, Share-Based Payment, using the “modified prospective method” for its first quarter of 2006. We do not expect the adoption of this statement to have a greater effect on our financial condition, results of operations or cash flows than the pro forma effect in 2005 as disclosed in the table above.

Prior to the adoption of SFAS No. 123-R the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. For stock-based payments issued after the adoption of SFAS No. 123-R the Company will apply a non-substantive vesting period approach whereby expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. The impact of this change in the vesting approach would not have had a material impact on the results of operations for the periods presented herein.

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	December 31, 2005	December 31, 2004
Securities owned:
Equities	$372.0	$245.5
U.S. government obligations	8.4	9.0

	$380.4	$254.5

Securities sold, not yet purchased:
Equities	$345.5	$221.4

	$345.5	$221.4

4.    Receivable from/Payable to Brokers and Dealers

At December 31, 2005 and 2004, amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	December 31, 2005	December 31, 2004
Receivable:
Clearing brokers and other	$182.0	$145.4
Securities failed to deliver	42.1	64.5
Deposits for securities borrowed	5.7	35.0

	$229.8	$244.9

Payable:
Clearing brokers and other	$0.9	$47.8
Securities failed to receive	34.2	40.7

	$35.1	$88.5

In 2004, the Company established a full reserve of $6.5 million against a receivable from a trading counterparty related to a trading dispute. This dispute is now the subject of an NASD arbitration claim filed by KEM.

5.    Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value.

In June 2005, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. The goodwill balance of $47.7 million at December 31, 2005, related to the Global Markets business segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill increased by $28.5 million in 2005 resulting from the purchase of the businesses now operating as Direct Trading and Direct Edge.

At December 31, 2005, the Company had intangible assets, net of accumulated amortization, of $29.8 million, all included within the Global Markets business segment. Substantially all of the intangible assets, net of accumulated amortization, resulted from the purchases of the Donaldson business, which represents $10.8 million of the balance, and the Direct Trading business, which represents $18.8 million of the balance. These amounts primarily represent customer relationships. The carrying value of these intangible assets is being amortized on a straight-line basis over the remaining estimated useful lives, which we have determined to range from two to thirty years.

In 2005, the Company recorded amortization expense, related to its intangible assets of $1.8 million. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $2.9 million for the next two years and $2.8 million in the next three years thereafter.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization, from continuing operations, for 2004 and 2005 (in millions):

	Global Markets
	Goodwill	Intangible Assets
Balance at January 1, 2004	$16.7	$12.0

Other goodwill and intangibles	2.5	0.2

Amortization expense	—	(0.6)

Balance at December 31, 2004	19.2	11.5

Purchase of Direct Trading business	20.7	20.0
Purchase of ATTAIN ECN business	7.8	—

Amortization expense	—	(1.8)

Balance at December 31, 2005	$47.7	$29.8

The acquisition of the business of Direct Trading contains a two-year contingency from the date of closing for additional consideration based on profitability of the business. The acquisition of Direct Edge also contains a four-year contingency from the date of closing for additional consideration based on meeting certain revenue and client retention metrics.

6.    Investment in Deephaven-Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $2.9 billion and $3.6 billion of assets under management in the Deephaven Funds as of December 31, 2005 and 2004, respectively, the Company had corporate investments of $281.7 million and $215.3 million, respectively. Additionally, Other assets on the Consolidated Statements of Financial Condition at December 31, 2005 and December 31, 2004 included $17.2 million and $19.9 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition, certain officers, directors and employees of the Company had direct investments of approximately $3.7 million and $5.2 million in the Deephaven Funds, in the aggregate, as of December 31, 2005 and 2004, respectively.

Included in Investment income and other on the Company’s Consolidated Statements of Operations is income from the Company’s corporate investments in the Deephaven Funds of $16.3 million, $12.8 million and $23.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with the sale of the Derivative Markets business (see Footnote 9, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investments in the International Securities Exchange, Inc. (“ISE”) and The Nasdaq Stock Market, Inc. (“Nasdaq”), which were previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, these equity investments became marketable and, accordingly, were accounted for as equity securities under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and were classified as available-for-sale securities. In conjunction with the ISE’s initial public and secondary offerings, the Company sold approximately 70% of its original equity investment in the ISE during 2005 for $41.1 million. Based on an original cost of $6.9 million, the Company recognized a pre-tax gain of $34.2 million. As of December 31, 2005, the Company owned 743,000 shares of common stock of the ISE, which had an aggregate fair value and amortized cost of $20.4 million and $2.9 million, respectively. In addition, the Company sold its entire Nasdaq equity investment during 2005 for $36.9 million. Based on an adjusted cost of $15.2 million, the Company recognized a pre-tax gain of $21.7 million on the Nasdaq sale. The gains on the sales of the ISE and Nasdaq investments are included in Investment income and other on the Company’s Consolidated Statements of Operations.

7.    Significant Clients

The Company considers significant clients to be those institutions who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. One client accounted for approximately 10.7% of the Company’s U.S. equity dollar value traded during 2005. Payments for order flow to this firm for U.S. equity order flow amounted to $3.4 million during 2005.

The Company’s corporate investment in the Deephaven Funds of $281.7 million as of December 31, 2005, accounted for 9.8% of total assets under management as of December 31, 2005. One institutional investor accounted for 10.1% of the Deephaven Funds’ assets under management as of December 31, 2005.

8.    Writedown of Assets and Lease Loss Accrual

Writedown of assets and lease loss accrual from continuing operations during 2005, 2004 and 2003 were $10.1 million, $3.8 million, and $16.5 million, respectively. The charges in 2005 consist of $4.5 million of costs associated with excess real estate capacity and a writedown of fixed assets related to the move from the Company’s 525 Washington Boulevard facility in Jersey City, N.J., and an additional $5.5 million in costs associated with excess real estate capacity at our 545 Washington Boulevard facility in Jersey City, N.J. The charges in 2004 consist of $3.8 million of costs associated with excess real estate capacity, primarily in Jersey City, N.J. The charges in 2003 primarily consist of $9.6 million of lease loss accruals related to costs associated with excess real estate capacity, primarily in Jersey City, N.J., and $6.8 million related to the writedown of our strategic investment in Nasdaq to fair value.

9.    Discontinued Operations

Derivative Markets

The Company completed the sale of its Derivative Markets business to Citigroup for approximately $237 million in cash as of the close of business on December 9, 2004. The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the results of the Derivative Markets segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. The final purchase price of approximately $237 million in cash, was subject to adjustment based on the final determination of the book value of the Derivative Markets segment at the time the deal closed. The result of this adjustment and other expenses related to the sale resulted in additional income of $122,000, net of tax, in 2005. For the year ended December 31, 2004, the net gain on the sale of the Derivative Markets business of $80 million is included in Income (loss) from discontinued operations, net of tax.

Global Markets—Knight Securities Japan

On March 31, 2003, the Company and its joint venture partner, Nikko Cordial Group, announced that Knight Securities Japan (“KSJ”) would cease its operations. KSJ’s business plan was significantly impaired due to changes in market structure, the withdrawal of Nasdaq Japan, poor market conditions and limited market-

making opportunities in Japan. As a result, trading operations ceased at KSJ on May 2, 2003. After the cessation of trading, the parties liquidated KSJ, and all charges related to this liquidation were incurred during the second quarter of 2003.

The revenues and results of operations of the discontinued operations for 2005, 2004, and 2003 are summarized as follows (in millions):

2005
Derivative Markets
Revenues	$—

Pre-tax gain on sale of Derivative Markets business, net of transaction related costs	$0.2
Income tax expense	0.1

Income from discontinued operations, net of tax	$0.1

2004
Derivative Markets
Revenues	$176.8

Pre-tax income from discontinued operations, before sale of business	$35.5
Pre-tax gain on sale of Derivative Markets business, net of transaction related costs	128.5

Pre-tax income from discontinued operations	164.0
Income tax expense	63.1

Income from discontinued operations, net of tax	$100.9

	2003
	Derivative Markets	Global Markets (KSJ)	Total
Revenues	$147.1	$0.9	$148.1

Pre-tax (loss) from discontinued operations before minority interest	$(17.4)	$(16.1)	$(33.6)
Minority interest in losses of KSJ	—	6.5	6.5

Pre-tax (loss) from discontinued operations	(17.4)	(9.7)	(27.1)
Income tax (benefit)	(6.5)	(7.6)	(14.1)

(Loss) from discontinued operations, net of tax	$(10.9)	$(2.1)	$(13.0)

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

10.    Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following (in millions):

	Depreciation Period	December 31,
		2005	2004
Computer hardware and software	3 years	$93.2	$90.1
Leasehold improvements	Life of Lease*	57.0	47.4
Telephone systems	5 years	8.7	7.6
Furniture and fixtures	7 years	6.0	7.0
Trading systems	5 years	0.4	1.8
Equipment	5 years	2.1	1.8

		167.4	155.7
Less—Accumulated depreciation and amortization		99.8	101.4

		$67.7	$54.4

*  -  Shorter of Life of Lease or Useful Life of Assets

11.    Commitments and Contingent Liabilities

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed rent escalation clauses. Rental expense, from continuing operations, under the office leases was $9.2 million, $10.4 million and $9.9 million in 2005, 2004 and 2003, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of December 31, 2005, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Operating Leases	Other Obligations	Total
Year ending December 31, 2006	$11.1	$26.5	$37.6
Year ending December 31, 2007	10.7	13.3	24.0
Year ending December 31, 2008	10.5	11.0	21.5
Year ending December 31, 2009	10.1	8.0	18.1
Year ending December 31, 2010	9.5	—	9.5
Thereafter through October 31, 2021	110.1	—	110.1

	$162.0	$58.8	$220.8

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of December 31, 2005, the Company has provided a $8.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

The Company entered into long-term employment contracts with the members of the senior management team of Deephaven (the “Deephaven managers”) in 2003. These employment agreements, which became effective on January 1, 2004, are for three-year terms, the first of which ends on December 31, 2006. The agreements include an option for renewal by the Deephaven managers through 2009 under certain circumstances. Pursuant to the terms of a simultaneously executed option agreement between the Company and the Deephaven managers, in the event of a change of control of the Company during the initial three-year employment term, the Deephaven managers would have the option (the “Option”) to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses and other employee profit-sharing plans, which in the aggregate range from 42% to 50% of the pre-tax, pre-profit sharing profits of Deephaven during the term of the agreements, subject to meeting certain annual guaranteed amounts. If a change of control of the Company were to occur, and if the Deephaven managers exercised the Option, the Company would retain a 49% interest in Deephaven. In addition, during the life of the Option, the agreements provide that the Company may not sell Deephaven without the approval of the Deephaven managers.

12.    Regulatory Charges and Related Matters

In June 2005, Deephaven announced that it and a former Deephaven employee had received Wells Notices from the staff of the Division of Enforcement of the SEC. The Wells Notice to Deephaven indicated that the staff was considering recommending that the Commission bring a civil injunctive action against Deephaven alleging that Deephaven violated the anti-fraud provisions of the securities laws in connection with trading activity associated with certain Private Investments in Public Equities (“PIPEs”). On February 9, 2006, Deephaven announced that it had submitted an offer of settlement to the staff of the SEC, which the staff has agreed to recommend to the Commission, to resolve the investigation covered by the Wells Notice received by Deephaven. The offer of settlement is subject to final agreement on the settlement papers and final approval by the SEC. Under the terms of the offer of settlement, Deephaven would disgorge approximately $2.7 million, pay approximately $343,000 in pre-judgment interest and pay approximately $2.7 million as a civil penalty. During 2005, the Company recorded a $5.7 million pre-tax charge relating to this matter, included in Regulatory charges and related matters on the Consolidated Statements of Operations. The Company did not record a tax benefit for the $2.7 million penalty.

On December 16, 2004, Knight Securities L.P., (“KSLP,” now known as KEM) concluded a settlement with the SEC and NASD (the “Settlement”). The Settlement resolved the matters for which KSLP received Wells Notices in March 2004 from the staffs of the SEC and NASD but did not address Wells Notices received by certain former employees of KSLP. The terms of the Settlement provided that KSLP disgorge $41.1 million in institutional trading profits, and pay approximately $13.2 million in interest and $25.0 million in penalties, for a total of $79.3 million, which is recorded as Regulatory charges and related matters on the Consolidated Statements of Operations. These amounts were paid in full in the fourth quarter of 2004. The Company did not record a tax benefit for the $25.0 million penalty.

13.    Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	For the years ended December 31,
	2005	2004	2003
Net income	$66.4	$91.1	$38.1
Other comprehensive income, net of tax:
Foreign currency translation loss adjustment	—	—	3.4
Net unrealized gains on investment securities held as available-for-sale	10.4	—	—

Total comprehensive income, net of tax	$76.7	$91.1	$41.4

Other comprehensive income, net of tax, represents net unrealized gains on the Company’s strategic investment in the ISE for 2005.

14.    Earnings per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2005, 2004 and 2003 (in millions, except per share data):

	For the years ended December 31,
	2005		2004		2003
	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares
Income and shares used in basic calculations	$66.4	103.5	$91.1	112.4	$38.1	112.0
Effect of dilutive stock based awards	—	3.4	—	5.2	—	5.7

Income and shares used in diluted calculations	$66.4	106.9	$91.1	117.6	$38.1	117.7

Basic earnings per share		$0.64		$0.81		$0.34

Diluted earnings per share		$0.62		$0.77		$0.32

15.    Employee Benefit Plan

The Company sponsors 401(k) profit sharing plans (the “Plans”) in which substantially all of its employees are eligible to participate. Under the terms of the Plans, the Company is required to make annual contributions to the Plans equal to 100% of the contributions made by its employees, up to annual limits. The total expense, from continuing operations, recognized with respect to the Plans and included in Employee compensation and benefits on the Consolidated Statements of Operations, was as follows (in millions):

For the year ended December 31, 2005	$3.3
For the year ended December 31, 2004	3.5
For the year ended December 31, 2003	3.1

16.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The provision for income taxes consists of (in millions):

	2005	2004	2003
Current:
U.S. federal	$38.1	$15.2	$28.9
U.S. state and local	(2.2)	2.6	5.2

	35.9	17.8	34.1

Deferred:
U.S. federal	1.3	(6.5)	(0.9)
U.S. state and local	1.7	(2.0)	(0.7)

	3.0	(8.5)	(1.6)

Provision for income taxes	$38.9	$9.3	$32.5

The preceding table does not reflect the tax effects of unrealized gains on available for sale securities and translation adjustments. The tax effect of these items is recorded directly in Stockholders’ equity. Stockholders’ equity decreased by $7.1 million and $2.2 million in 2005 and 2003, respectively, as a result of these tax effects.

The following table reconciles the provision to the U.S. federal income tax (benefit) at statutory rate (in millions):

	2005	2004	2003
U.S. federal income tax (benefit) at statutory rate	$36.8	$(0.2)	$29.3
U.S. state and local income tax (benefit), net of U.S. federal income tax effect	(0.3)	0.3	2.9
Nondeductible charges	1.5	9.6	1.0
Other, net	0.9	(0.4)	(0.7)

Income tax expense	$38.9	$9.3	$32.5

Included within Nondeductible charges in the chart above is the effect of the $2.7 million and $25.0 million penalties in 2005 and 2004, respectively, related to the regulatory charges described in Footnote 12, for which no tax benefit was recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005, 2004 and 2003 are as follows (in millions):

	2005	2004	2003
Deferred tax assets:
Employee compensation and benefit plans	$14.8	$13.1	$4.0
Fixed assets and other amortizable assets	3.3	9.7	8.3
Reserves	8.9	8.4	9.2
Valuation of investments	0.3	2.7	2.8
State net operating loss carryforwards, net of federal tax benefit	3.0	3.3	2.7
U.K. net operating loss carryforwards	27.8	27.1	24.3
Less: Valuation allowance on U.K. net operating loss carryforwards	(27.8)	(27.1)	(24.3)

Total Deferred tax assets	30.3	37.2	27.0

Deferred tax liabilities
Valuation of investments	14.1	10.9	9.2

Net deferred tax assets	$16.2	$26.3	$17.8

At December 31, 2005, the Company had state net operating loss carryforwards for tax purposes, up to approximately $101.7 million. These state net operating loss carryforwards expire between 2011 and 2012. The

Company also had UK net operating loss carryforwards of approximately $92.8 million which may be carried forward indefinitely. The Company has recorded a valuation allowance for the full amount of these UK tax loss carryforwards.

17.    Long-Term Incentive Plans

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan and the Knight Capital Group, Inc. 2003 Equity Incentive Plan (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of the Company. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, restricted stock and restricted stock units (collectively, the “awards”), as defined by the Plans. The maximum number of shares of Class A Common Stock reserved for the grant of awards under the Plans is now 37,819,000, subject to adjustment, of which, 6,045,806 are available for grant at December 31, 2005. In addition, the Plans limit the number of options or shares that may be granted to a single individual and the Plans also limit the number of shares of restricted stock that may be awarded.

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales prices on the date prior to the grant date. Options generally vest over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the agreements. Restricted stock awards generally vest over three years. The Company has the right to fully vest employees in their option grants and awards upon retirement and in certain other circumstances. The following is a reconciliation of option activity for the Plans for 2005 and 2004, and a summary of options outstanding and exercisable at December 31, 2005:

	2005		2004
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	16,787,884	$9.20	19,525,279	$8.39
Granted at market value	3,092,814	9.30	2,526,021	10.31
Exercised	(3,952,173)	5.70	(4,527,202)	6.01
Surrendered	(2,689,698)	19.11	(736,214)	11.16

Outstanding at December 31	13,238,827	$8.26	16,787,884	$9.20

Vested at December 31	8,735,568	$7.76	10,297,784	$10.42

Available for future grants at December 31*	6,045,806		8,259,980

Weighted average fair value of grants during the year (at market value, based on Black-Scholes)		$4.03		$4.57

*  -  represents both options and awards available for grant

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$ 3.64-$4.22	2,421,601	2.01	$4.16	2,420,614	$4.16
$ 4.43-$5.97	3,597,415	1.65	5.59	3,290,694	5.63
$ 6.06-$8.85	2,249,759	5.19	7.39	1,256,239	7.13
$ 9.20-$13.85	3,988,512	8.44	10.12	857,586	10.54
$13.90-$29.66	813,040	3.11	17.86	741,935	18.20
$30.44-$71.38	168,500	3.12	45.56	168,500	45.56

The Company applies APB 25 and related interpretations in accounting for its stock option plans. As options are granted at the then market value, no compensation expense has been recognized for the fair values of the options granted to employees.

The Company granted a total of 1,828,036 restricted shares of Class A Common Stock, net of all cancelled restricted shares, to certain current employees of the Company under the Plans in 2005. At December 31, 2005, the Company had 3,016,703 restricted shares outstanding, in aggregate, both under and outside of the Plans. The Company recognizes compensation expense for the fair values of the restricted shares of Class A Common Stock granted to employees ratably over the vesting period. The restricted stock requires future service as a condition of the vesting of the underlying shares of common stock. In 2005, the Company recorded compensation expense, from continuing operations, of $13.4 million for its outstanding restricted shares. This amount has been included in Employee compensation and benefits in the Consolidated Statements of Operations

18.    Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market-maker of equities, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker-dealer and institutional counterparties primarily located in the United States. The Company clears the majority of its securities transactions through clearing brokers. Foreign transactions are settled pursuant to a global custody and clearing agreement with a major U.S. bank. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers and the bank (the “clearing agents”). These clearing agents may re-hypothecate certain securities held on behalf of the Company. Additionally, pursuant to the terms of the agreement between the Company and the clearing agents, the clearing agents have the right to charge the Company for all losses that result from a counterparty’s failure to fulfill its contractual obligations. The Company has the ability to pursue collection from or performance with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and all counterparties with which it conducts business.

Securities sold, not yet purchased represent obligations to purchase such securities (or underlying securities) at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

The Company currently has no loans to any former or current executive officers or directors.

19.    Net Capital Requirements

Our U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Additionally, our foreign registered broker-dealers are subject to capital adequacy requirements of their respective regulatory authorities. As of December 31, 2005, our significant broker-dealer subsidiaries, KEM and KCM, were in compliance with their capital adequacy requirements. The following table sets forth their net capital levels and requirements at December 31, 2005 as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KEM	$99.1	$6.1	$93.0
KCM	34.4	3.3	31.1

20.    Business Segments

The Company currently has two operating business segments, Global Markets and Asset Management, and a Corporate segment. The Global Markets segment primarily represents the businesses that provide comprehensive trade execution services in U.S. equities. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the Company’s corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, investor and public relations expenses and directors’ and officers’ insurance.

In 2004, the Company sold one of its business segments, Derivative Markets. The revenues and expenses associated with Derivative Markets have been included within Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. For a discussion of discontinued operations as well as a breakout of discontinued operations by business segment, see Footnote 9, “Discontinued Operations.”

The Company’s revenues, income (loss) from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions).

	Asset Management	Global Markets	Corporate	Consolidated Total
For the year ended December 31, 2005:
Revenues	$89.8	$470.7	$74.2	$634.6
Income from continuing operations before income taxes[1]	20.8	35.1	49.3	105.2
Total assets	82.4	996.1	337.5	1,416.0
For the year ended December 31, 2004:
Revenues	$78.2	$531.0	$16.6	$625.8
(Loss) income from continuing operations before income taxes[2]	29.6	(13.2)	(16.9)	(0.5)
Total assets	76.8	797.9	519.3	1,394.0
For the year ended December 31, 2003:
Revenues	$58.4	$459.0	$28.5	$545.9
Income (loss) from continuing operations before income taxes[3]	29.5	55.3	(1.2)	83.6
Total assets[4]	39.6	706.7	275.6	1,022.0

1  -  Income from continuing operations before income taxes for December 31, 2005 includes $10.1 million in Writedown of assets and lease loss accrual (described in Footnote 8) and $5.7 million in Regulatory charges and related matters (described in Footnote 12).

2  -  (Loss) income from continuing operations before income taxes for December 31, 2004 includes $3.8 million in Writedown of assets and lease loss accrual (described in Footnote 8) and $79.3 million in Regulatory charges and related matters (described in Footnote 12).

3  -  Income (loss) from continuing operations before income taxes for December 31, 2003 includes $16.5 million in Writedown of assets and lease loss accrual (described in Footnote 8).

4  -  Total assets does not include Assets within discontinued operations of $2.94 billion at December 31, 2003.

21.    Subsequent Events

In January 2006, the Company agreed to acquire, Hotspot FX, Inc., an industry-leading electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform, for approximately $77.5 million in cash. The acquisition is expected to close shortly and is subject to customary closing conditions.

22.    Condensed Financial Statements of Knight Capital Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

Knight Capital Group, Inc. (parent only)

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$19,631,035	$207,502,727
Securities owned, at market value	8,355,588	8,895,742
Investments in subsidiaries, equity method	844,461,203	660,175,749
Investments in Deephaven sponsored funds	116,515,653	59,666,741
Strategic investments	11,418,453	9,682,070
Other assets	18,960,399	28,320,343

Total assets	$1,019,342,331	$974,243,372

Liabilities and Stockholders’ Equity
Liabilities
Accrued compensation expense	$12,907,113	$21,423,293
Accrued expenses and other liabilities	2,605,237	2,539,649
Payable to subsidiaries	155,473,111	52,964,083
Income taxes payable	24,908,721	46,114,453

Total liabilities	195,894,182	123,041,478
Total stockholders’ equity	823,448,149	851,201,894

Total liabilities and stockholders’ equity	$1,019,342,331	$974,243,372

The accompanying notes are an integral part of these condensed financial statements.

Statements of Operations

Knight Capital Group, Inc. (parent only)

	For the years ended December 31,
	2005	2004	2003
Revenues
Equity in earnings of subsidiaries	$58,523,089	$87,523,708	$27,119,304
Corporate management fees	24,260,604	29,445,158	24,432,677
Investment income and other	8,635,792	7,359,866	17,029,237

Total revenues	91,419,485	124,328,732	68,581,218

Expenses
Compensation expense	14,326,736	22,175,453	20,279,738
Professional fees	6,512,269	4,873,597	3,840,406
Business development	460,384	2,001,365	2,218,373
Other	4,792,445	4,498,769	3,552,477

Total expenses	26,091,834	33,549,184	29,890,994

Income before income taxes	65,327,651	90,779,548	38,690,224
Income tax (benefit) expense	(1,033,254)	(352,358)	616,751

Net income	$66,360,905	$91,131,906	$38,073,473

The accompanying notes are an integral part of these condensed financial statements.

Statements of Cash Flows

Knight Capital Group, Inc. (parent only)

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$66,360,905	$91,131,906	$38,073,473
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(58,523,089)	(87,523,708)	(27,119,304)
Amortization	40,000	23,333	—
Stock based compensation	2,850,848	2,932,288	1,193,725
Income tax credit from stock options exercised	6,625,852	11,392,768	7,433,289
(Increase) decrease in operating assets
Securities owned	540,154	2,250,099	1,723,427
Receivable from subsidiaries	—	45,627,072	(45,898,322)
Income taxes receivable	—	—	22,327,416
Other assets	9,319,551	(28,144,909)	25,891,868
Increase (decrease) in operating liabilities
Accrued compensation expense	(8,516,180)	7,951,750	2,759,123
Accrued expenses and other liabilities	65,588	256,199	(418,469)
Payable to subsidiaries	102,509,028	54,370,363	(10,232,621)
Income taxes payable	(21,205,732)	36,992,313	9,122,140

Net cash provided by operating activities	100,066,925	137,259,474	24,855,745

Cash flows from investing activities
Investment in Deephaven sponsored funds	(56,848,912)	(23,499,375)	112,520,639
(Purchases of) proceeds from strategic investments	(1,736,383)	(6,924,733)	(532,379)
Dividends received from subsidiaries	38,994,784	138,349,426	58,810,327
Capital contributions to subsidiaries	(143,848,737)	(13,512,219)	(176,141,254)

Net cash (used in) provided by investing activities	(163,439,248)	94,413,099	(5,342,667)

Cash flows from financing activities
Stock options exercised	22,516,960	27,192,742	15,003,287
Cost of common stock repurchased	(147,016,329)	(78,841,155)	(34,297,186)

Net cash used in financing activities	(124,499,369)	(51,648,413)	(19,293,899)

(Decrease) increase in cash and cash equivalents	(187,871,692)	180,024,160	219,179
Cash and cash equivalents at beginning of the year	207,502,727	27,478,567	27,259,388

Cash and cash equivalents at end of the year	$19,631,035	$207,502,727	$27,478,567

Supplemental disclosure of cash flow information:
Cash paid for interest	$576,361	$189,241	$106,353

Cash paid for income taxes	$52,563,496	$26,917,732	$21,391,344

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

(Parent Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    General

The condensed financial statements of Knight Capital Group, Inc. (parent only; the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

B.    Income taxes

As stated in Footnote 16, the Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate state income tax returns. As such, both federal and state income taxes are accrued at the subsidiary level and are included in Equity in earnings (losses) of subsidiaries on the Condensed Financial Statements. Income tax expense included on the Condensed Financial Statements represents only the income taxes attributable to the Parent Company.

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

(b) Management’s Report on Internal Control Over Financial Reporting. See report included in Item 8 of this Annual Report on Form 10-K.

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

PART III—ITEMS 10, 11, 12, 13 and 14

The Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”

(c)  INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
2.1	Agreement and Plan of Merger, dated as of November 17, 1999, by and among KT Holding Company, a Delaware corporation, KT Acquisition I Corp., a Delaware corporation, AH Acquisition I L.L.C., a Delaware limited liability company, Knight/Trimark Group, Inc., a Delaware corporation, Arbitrade Holdings LLC, a Delaware limited liability company, Tarmachan Capital Management, Inc., Tarmachan Capital Co., Deephaven, Inc., Gildor Trading, Inc., Irvin Kessler, Efraim Gildor, Peter Hajas, Merrill Ferguson and Mark Lyons, as amended by Amendment Number One thereto on December 14, 1999 (without exhibits). (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000.)

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
2.2	Asset Purchase Agreement, dated as of August 8, 2004, by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC. (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2004).

2.3	Amendment No. 1 to the Asset Purchase Agreement by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC dated December 9, 2004. (Incorporated herein by reference to Exhibit 2.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), December 15, 2004).

3.1	Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000.)

3.2	Amended and Restated By-Laws of the Registrant dated January 19, 2005 (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated March 15, 2005.)

10.1	Lease Agreement between Newport L.P.-I, Inc. and Knight Securities, L.P. dated December 6, 1994 (the “Knight Lease Agreement”) for office space situated in Newport Office Tower, 525 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.3 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.2	Amendment to the Knight Lease Agreement, dated May 28, 1996. (Incorporated herein by reference to Exhibit 10.4 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.3	Second Amendment to the Knight Lease Agreement, dated September 30, 1997. (Incorporated herein by reference to Exhibit 10.5 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.4	Third Amendment to the Knight Lease Agreement, dated March 18, 1998. (Incorporated herein by reference to Exhibit 10.6 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.5	Lease Agreement between Nestle USA, Inc. and Trimark Securities L.P., dated March 20, 1996, for the office space situated at 100 Manhattanville Road, Purchase, New York 10577. (Incorporated herein by reference to Exhibit 10.7 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.6	License Agreement between Automated Securities Clearance, Ltd. and Knight Securities, L.P., dated April 5th, 1995. (Incorporated herein by reference to Exhibit 10.8 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.7	Master Program Product License Agreement between TCAM Systems, Inc. and Trimark Securities, Inc. dated May 1, 1990. (Incorporated herein by reference to Exhibit 10.9 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.8*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.9*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998.)

10.10	Form of Contribution Agreement. (Incorporated herein by reference to Exhibit 10.19 to Amendment 6 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on July 6, 1998.)

10.11	Clearing Agreement between Knight Securities, L.P. and Broadcort Capital Corp. (the “Knight Clearing Agreement”), dated September 28, 1999. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999.)

10.12	Amendment to the Knight Clearing Agreement, dated October 18, 1999. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999.)

10.13	Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310 (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002.)

10.14	Form of Indemnification Contract entered into by the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.15*	Separation and Release Agreement, dated June 11, 2003, between Anthony M. Sanfilippo and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.27 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.16*	Amended and Restated 2003 Equity Incentive Plan of the Registrant (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003.)

10.17*	Employment Agreement, dated as of May 30, 2002, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.01 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2002.)

10.18	U.S. Securities and Exchange Commission Order (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004.)

10.19	NASD Letter of Acceptance, Waiver and Consent (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004.)

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.20	Option Agreement among Deephaven Holdings, LLC, Deephaven Capital Management, LLC, Knight Capital Group, Inc., KFP Holdings I LLC and Colin Smith, Matthew Halbower and Shailesh Vasundhra, dated October 21, 2003 (Incorporated herein by reference to Exhibit 10.20 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated March 15, 2005.).

10.21*	Form of Non-Qualified Stock Option Agreement under the 2003 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.22*	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.23*	Amendment to Employment Agreement between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 99.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223) dated June 2, 2005).

10.24*	Separation and Release Agreement between Derek N. Stein and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated September 6, 2005).

10.25*	Employment Letter Agreement, dated as of December 2, 2005, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.26*	Form of Non-Qualified Stock Option Agreement under the 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.27*	Form of Restricted Stock Award Agreement under the 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

21.1**	Subsidiaries of the Registrant as of December 31, 2005

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 14th day of March, 2006.

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

Name	Title	Date

/s/ THOMAS M. JOYCE Thomas M. Joyce	Chairman of the Board and Chief Executive Officer	March 14, 2006

/s/ JOHN B. HOWARD John B. Howard	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ CHARLES V. DOHERTY Charles V. Doherty	Director	March 14, 2006

/s/ WILLIAM L. BOLSTER William L. Bolster	Director	March 14, 2006

/s/ GARY R. GRIFFITH Gary R. Griffith	Director	March 14, 2006

/s/ ROBERT M. LAZAROWITZ Robert M. Lazarowitz	Director	March 14, 2006

/s/ THOMAS C. LOCKBURNER Thomas C. Lockburner	Director	March 14, 2006

/s/ JAMES T. MILDE James T. Milde	Director	March 14, 2006

/s/ RODGER O. RINEY Rodger O. Riney	Director	March 14, 2006