Form 10-Q
period 2006-03-31
KNIGHT CAPITAL GROUP, INC.
filed 2006-05-10
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer    ☒                    Accelerated filer    ☐                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 9, 2006 the number of shares outstanding of the Registrant’s Class A Common Stock was 104,382,274 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2006	2005
Revenues
Commissions and fees	$98,862,709	$70,116,011
Net trading revenue	80,039,151	37,421,828
Asset management fees	70,511,043	17,880,667
Interest and dividends, net	3,313,976	2,339,800
Investment income and other	23,728,941	9,798,564

Total revenues	276,455,820	137,556,870

Transaction-based expenses
Execution and clearance fees	28,924,406	23,546,783
Soft dollar and commission recapture expense	17,707,700	15,484,575
Payments for order flow and ECN rebates	9,873,398	7,404,075

Total transaction-based expenses	56,505,504	46,435,433

Revenues, net of transaction-based expenses	219,950,316	91,121,437
Other direct expenses
Employee compensation and benefits	99,556,170	56,857,441
Communications and data processing	7,638,143	7,813,959
Professional fees	6,383,123	3,776,416
Depreciation and amortization	4,407,695	4,302,413
Occupancy and equipment rentals	3,352,487	4,122,656
Business development	2,122,317	1,293,336
Writedown of assets and lease loss accrual	7,997,434	—
Other	6,448,370	2,653,746

Total other direct expenses	137,905,739	80,819,967

Income from continuing operations before income taxes	82,044,577	10,301,470
Income tax expense	32,912,536	4,281,491

Net income from continuing operations	49,132,041	6,019,979
Loss from discontinued operations, net of tax	—	(265,927)

Net income	$49,132,041	$5,754,052

Basic earnings per share from continuing operations	$0.49	$0.06

Diluted earnings per share from continuing operations	$0.47	$0.05

Basic and diluted earnings per share from discontinued operations	$—	$—

Basic earnings per share	$0.49	$0.05

Diluted earnings per share	$0.47	$0.05

Shares used in computation of basic earnings per share	100,422,995	108,858,845

Shares used in computation of diluted earnings per share	104,129,560	112,409,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$209,788,170	$230,591,067
Securities owned, held at clearing brokers, at market value	521,627,396	380,366,778
Receivable from brokers and dealers	373,697,872	229,828,734
Investment in Deephaven sponsored funds	277,997,650	281,656,753
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	66,790,659	67,656,533
Strategic investments	45,144,858	31,896,425
Goodwill	49,182,880	47,682,880
Intangible assets, less accumulated amortization	29,038,309	29,773,442
Other assets	151,728,350	116,563,732

Total assets	$1,724,996,144	$1,416,016,344

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$505,315,801	$345,457,499
Payable to brokers and dealers	121,810,022	35,102,415
Accrued compensation expense	98,081,170	117,763,834
Accrued expenses and other liabilities	113,866,013	94,244,447

Total liabilities	839,073,006	592,568,195

Stockholders’ equity
Class A Common Stock, $0.01 par value; Shares authorized: 500,000,000; Shares issued : 140,829,796 at March 31, 2006 and 139,745,722 at December 31, 2005; Shares outstanding: 103,817,270 at March 31, 2006 and 102,966,359 at December 31, 2005	1,408,278	1,397,457
Additional paid-in capital	462,505,230	452,839,356
Retained earnings	702,645,732	653,513,691
Treasury stock, at cost; 37,012,526 shares at March 31, 2006 and 36,779,363 shares at December 31, 2005	(297,194,792)	(294,652,742)
Accumulated other comprehensive income, net of tax	16,558,690	10,350,387

Total stockholders’ equity	885,923,138	823,448,149

Total liabilities and stockholders’ equity	$1,724,996,144	$1,416,016,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2006	2005 Revised*
Cash flows from operating activities
Net income	$49,132,041	$5,754,052
Loss from discontinued operations, net of tax	—	(265,927)

Income from continuing operations, net of tax	49,132,041	6,019,979
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	4,407,695	4,302,413
Stock based compensation	5,660,043	2,946,743
Deferred rent	220,166	146,341
Writedown of assets and lease loss accrual	7,997,434	—
Unrealized loss (gain) on strategic investments	1,497,434	(280,432)
Unrealized (gain) loss on investments in Deephaven sponsored funds	(18,950,897)	172,495
Operating activities from discontinued operations	—	(265,927)
(Increase) decrease in operating assets
Securities owned	(141,260,618)	(25,386,835)
Receivable from brokers and dealers	(143,869,138)	70,476,531
Other assets	(39,452,182)	33,445,613
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	159,858,302	4,607,294
Payable to brokers and dealers	86,707,607	(26,966,674)
Accrued compensation expense	(19,682,664)	(74,437,605)
Accrued expenses and other liabilities	11,403,966	(43,171,902)

Net cash used in operating activities	(36,330,811)	(48,391,966)

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(2,806,688)	(13,036,788)
Redemption of (investment in) Deephaven sponsored funds	22,610,000	(100,000,000)
Proceeds from (purchases of) strategic investments	(4,250,000)	1,939,166
Contingency payment on purchase of business	(1,500,000)	—

Net cash provided by (used in) investing activities	14,053,312	(111,097,622)

Cash flows from financing activities
Stock options exercised	2,768,339	11,729,152
Income tax benefit on stock awards exercised	1,248,313	3,822,249
Cost of common stock repurchased	(2,542,050)	(68,967,976)

Net cash provided by (used in) financing activities	1,474,602	(53,416,575)

Decrease in cash and cash equivalents	(20,802,897)	(212,906,163)
Cash and cash equivalents at beginning of period	230,591,067	445,539,282

Cash and cash equivalents at end of period	$209,788,170	$232,633,119

Supplemental disclosure of cash flow information:
Cash paid for interest	$144,864	$37,126

Cash paid for income taxes	$23,869,294	$45,295,349

*	Amounts have been revised to separately disclose discontinued operations. See Note 2 “Significant Accounting Policies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

1.  Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment. As of March 31, 2006, the Company’s operating business segments from continuing operations comprised the following operating subsidiaries:

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment adviser to and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K., and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission.

Global Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in The Nasdaq Stock Market and on the OTC Bulletin Board (“OTCBB”). KEM also operates the Company’s domestic institutional sales business. Additionally, Donaldson & Co. (“Donaldson”), a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC” or “Commission”) and is a member of the National Association of Securities Dealers (“NASD”), the National Stock Exchange, the Pacific Stock Exchange and the National Futures Association (“NFA”).

•	Knight Capital Markets LLC (“KCM”) operates as a market-maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of the NASD.

•	Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for predominately European institutional and broker-dealer clients in U.S., European and international equities. KEMIL is authorized and regulated by the FSA and is a member of the London Stock Exchange, Euronext and Deutsche Börse. In March 2006, KEMIL became a member of the OMX Finland, OMX Sweden, OMX Norway and virt-x stock exchanges.

•	Direct Trading Institutional, L.P. (“Direct Trading”) provides institutions with direct market access trading through an advanced electronic platform. The business of Direct Trading was acquired in June 2005. Direct Trading is a broker-dealer registered with the SEC and is a member of the NASD and the NFA.

•	Direct Edge ECN LLC (“Direct Edge”) operates as an electronic communications network (“ECN”). Direct Edge is a liquidity destination offering the ability to match trades in Nasdaq National Market and Nasdaq SmallCap securities by displaying orders in the Nasdaq Market Center or the NASD Alternative Display Facility. The business of Direct Edge was acquired in October 2005. Direct Edge is a broker-dealer registered with the SEC and is a member of the NASD.

Effective April 1, 2006, Knight completed its acquisition of Hotspot FX, Inc. (“Hotspot”), a privately held firm which provides institutions and dealers with spot foreign exchange executions through an advanced, fully electronic platform. For more information on this transaction, see Footnote 17 “Subsequent Event.”

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

2.  Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances within continuing operations have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC.

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

Estimated fair value of financial instruments

The market value of securities owned and securities sold, not yet purchased is estimated using market quotations available from major securities exchanges, clearing brokers and dealers. Management estimates that the fair values of other financial instruments recognized on the Consolidated Statements of Financial Condition (including receivables, payables and accrued expenses) approximate their carrying values, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing.

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

Strategic investments

Strategic investments include non-controlling equity ownership interests in financial services-related businesses and are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies. The fair value of investments, recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of the Company’s investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term.

Investments that are classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income, net of tax within Stockholders’ equity on the Consolidated Statements of Financial Condition. Investments not recorded in the Company’s broker-dealer subsidiaries which do not have a readily determinable fair value are recorded at amortized cost.

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

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included in Loss from discontinued operations, net of tax, on the Consolidated Statements of Operations for all periods presented.

We have revised our Consolidated Statements of Cash Flows for the three months ended March 31, 2005, to separately disclose the operating portions of the cash flows attributable to our discontinued operations. We had previously reported this amount separately from cash flows attributable to operations.

Stock-based compensation

On January 1, 2006, the Company adopted SFAS No. 123-R, Share-Based Payment, using the “modified prospective method.” Under SFAS No. 123-R, the grant date fair values of stock-based employee awards that require future service are amortized over the relevant service period. Prior to the adoption of SFAS No. 123-R, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option plans. As options that were granted to employees prior to the adoption of SFAS No. 123-R were granted at the then market value, no compensation expense had been recognized for the fair values of such grants under APB 25.

Upon the adoption of SFAS No. 123-R, the Company changed its expense attribution method for options. For option awards granted subsequent to the adoption of SFAS No. 123-R, compensation cost will be recognized on a straight-line basis over the requisite service period for the entire award, which is the same methodology that the Company uses to account for restricted share awards. For unvested option awards granted prior to the adoption of SFAS No. 123-R, the Company will continue to recognize compensation cost using a graded-vesting method (as it had on a pro-forma basis previously). The graded-vesting method recognizes compensation cost separately for each vesting tranche.

Additionally, SFAS No. 123-R requires expected forfeitures to be considered in determining stock-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to the Company’s actual compensation expense in the case of restricted shares or pro-forma compensation expense in the case of options when an employee left the firm and forfeited the award. In the first quarter of 2006, the firm recorded a benefit for expected forfeitures on all outstanding stock-based awards.

For stock-based payments issued after the adoption of SFAS No. 123-R, the Company applies a non-substantive vesting period approach whereby the expense is accelerated for those employees that receive awards and are eligible to retire prior to the award vesting. Prior to the adoption of SFAS No. 123-R, the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized actual and pro-forma compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. The impact of this change in the vesting period approach would not have had a material impact on the results of operations for the periods presented herein.

The transition impact of adopting SFAS No. 123-R, including the effect of accruing for expected forfeitures on outstanding stock-based awards and the impact of the change in the vesting period approach for retirement-eligible employees, was an additional expense of $2.1 million for the three months ended March 31, 2006, of which $1.9 million relates to employee stock options. This expense is included in Employee compensation and benefits on the Consolidated Statements of Operations.

Prior to the adoption of SFAS No. 123-R, the firm presented all tax benefits resulting from stock-based compensation as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123-R requires cash flows resulting from tax deductions in excess of the grant-date fair values of stock-based awards to be included in cash flows from financing activities. The income tax benefit on stock awards exercised of $1.2 million related to stock-based compensation included in cash flows from financing activities in the first quarter of 2006 would previously have been included in cash flows from operating activities.

Had compensation expense for the Company’s options been determined based on the fair values at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share amounts for the three months ended March 31, 2005 would have been as follows (in millions, except per share data):

Three months ended March 31, 2005
Net income, as reported	$5.8
Pro forma compensation expense determined under fair value based method, net of tax	(1.4)
Pro forma net income	4.4
Basic earnings per share, as reported	0.05
Diluted earnings per share, as reported	0.05
Pro forma basic earnings per share	0.04
Pro forma diluted earnings per share	0.04

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

3.  Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	March 31, 2006	December 31, 2005
Securities owned:
Equities	$513.1	$372.0
U.S. government obligations	8.5	8.4

	$521.6	$380.4

Securities sold, not yet purchased:
Equities	$505.3	$345.5

4.  Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	March 31, 2006	December 31, 2005
Receivable:
Clearing brokers and other	$250.6	$182.0
Securities failed to deliver	106.7	42.1
Deposits for securities borrowed	16.3	5.7

	$373.7	$229.8

Payable:
Clearing brokers and other	$24.0	$0.9
Securities failed to receive	97.8	34.2

	$121.8	$35.1

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

In June 2005, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. The goodwill balance of $49.2 million at March 31, 2006 relates to the Global Markets segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill increased by $28.5 million in 2005 resulting from the purchase of the businesses now operating as Direct Trading and Direct Edge. In the first quarter of 2006, the Company paid an additional $1.5 million relating to the contingency payment obligation incurred in the acquisition of the business now operating as Direct Edge.

At March 31, 2006, the Company had intangible assets, net of accumulated amortization, of $29.0 million, all included within the Global Markets segment. Intangible assets increased by $20.0 million in June 2005, resulting from the purchase of Direct Trading’s business. Intangible assets are being amortized over the remaining useful lives, which have been determined to range from two to thirty years and primarily represent client relationships.

In the first quarter of 2006, the Company recorded amortization expense related to its intangible assets within its Global Markets segment of $735,000. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $2.2 million for the remainder of 2006, $2.9 million in 2007 and $2.8 million per year from 2008 through 2010.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization, for the three months ended March 31, 2005 and 2006, respectively (in millions).

	Global Markets
	Goodwill	Intangible Assets
Balance at January 1, 2005	$19.2	$11.5
Amortization expense	—	(0.2)

Balance at March 31, 2005	$19.2	$11.4

Balance at January 1, 2006	$47.7	$29.8
Contingency payment obligation	1.5	—
Amortization expense	—	(0.7)

Balance at March 31, 2006	$49.2	$29.0

6.  Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.0 billion of assets under management in the Deephaven Funds as of March 31, 2006 and $2.9 billion as of December 31, 2005, the Company had corporate investments of $278.0 million and $281.7 million, respectively. Additionally, Other assets on the Consolidated Statements of Financial Condition at March 31, 2006 and December 31, 2005 included $29.7 million and $17.2 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition, certain officers, directors and employees of the Company held direct investments of approximately $5.1 million and $3.7 million in the Deephaven Funds, in the aggregate, as of March 31, 2006 and December 31, 2005, respectively.

Included in Investment income and other on the Company’s Consolidated Statements of Operations is income (loss) from the Company’s corporate investments in the Deephaven Funds of $19.0 million and ($172,000) for the three months ended March 31, 2006 and 2005, respectively.

In connection with the sale of the Derivative Markets business (see Footnote 9, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investments in the International Securities Exchange, Inc. (“ISE”) and The Nasdaq Stock Market, Inc. (“Nasdaq”), which were previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, these equity investments became marketable and, accordingly, were accounted for as equity securities under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and were classified as available-for-sale securities. On March 9, 2005, in conjunction with the ISE’s initial public offering, the Company sold a portion of its original equity ownership of the ISE, having an original cost of $3.0 million, for $12.6 million, resulting in a pre-tax gain of $9.6 million. The gains on the sale of the ISE investment are included in Investment income and other on the Company’s Consolidated Statements of Operations. As of March 31, 2006, the Company owned 743,000 shares of common stock of the ISE, which had an aggregate fair value and amortized cost of $30.9 million and $2.9 million, respectively.

7.  Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. One client accounted for approximately 11.4% of the Company’s U.S. equity dollar value traded during the three months ended March 31, 2006. Payments for order flow to this firm for U.S. equity order flow for the three months ended March 31, 2006 amounted to $1.5 million.

The Company’s corporate investment in the Deephaven Funds of $278.0 million accounted for 9.4% of total assets under management at March 31, 2006. One institutional investor accounted for more than 10% of the Deephaven Funds’ assets under management, with 10.2% at March 31, 2006.

8.  Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual for the three months ended March 31, 2006 of $8.0 million related to the cost associated with excess real estate capacity at our 545 Washington Boulevard facility in Jersey City, N.J.

There were no Writedown of assets and lease loss accrual for the three months ended March 31, 2005.

9.  Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup for $237 million in cash as of the close of business on December 9, 2004. The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the results of the Derivative Markets segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets segment at the time the deal closed. The final determination of book value occurred in the first quarter of 2005, at which time the adjustment was recognized. The result of this adjustment and other expenses related to the sale resulted in a loss from discontinued operations, net of tax, of $266,000 in the first quarter of 2005.

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed escalation clauses. Rental expense from continuing operations under the office leases was $2.1 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of March 31, 2006, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Operating Leases	Other Obligations	Total
Nine months ending December 31, 2006	$7.8	$29.4	$37.1
Year ending December 31, 2007	10.7	18.3	29.0
Year ending December 31, 2008	10.5	11.9	22.4
Year ending December 31, 2009	10.1	8.0	18.1
Year ending December 31, 2010	9.6	—	9.6
Thereafter through October 31, 2021	110.1	—	110.1

	$158.7	$67.6	$226.3

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of March 31, 2006, the Company has provided an $8.0 million letter of credit, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

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

11.  Regulatory Charges and Related Matters

In June 2005, Deephaven announced that it and a former Deephaven employee had received Wells Notices from the staff of the Division of Enforcement of the SEC. The Wells Notice to Deephaven indicated that the staff was considering recommending that the Commission bring a civil injunctive action against Deephaven alleging that Deephaven violated the anti-fraud provisions of the securities laws in connection with trading activity associated with certain Private Investments in Public Equities (“PIPEs”). In February 2006, Deephaven announced that it had submitted an offer of settlement to the staff of the SEC, which the staff agreed to recommend to the Commission, to resolve the investigation covered by the Wells Notice received by Deephaven.

On May 2, 2006, Deephaven announced that its offer of settlement had been approved by the Commission. Without admitting or denying the allegations in the SEC’s complaint, and as part of the settlement, Deephaven is required to disgorge approximately $2.7 million, pay approximately $343,000 in pre-judgment interest and pay approximately $2.7 million as a civil penalty. These amounts were paid by Deephaven in March 2006 into an escrow account as required by the SEC. As part of the settlement, the SEC staff has filed a civil complaint in Federal District Court in which it is alleged that Deephaven traded in possession of material non-public information concerning 19 PIPEs offerings. The settlement resolves the matters for which Deephaven received the Wells Notice from the staff of the SEC in June 2005.

In 2005, the Company recorded a $5.7 million pre-tax charge relating to this matter, included in Regulatory charges and related matters on the Consolidated Statements of Operations. The Company did not record a tax benefit for the $2.7 million penalty.

12.  Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	Three months ended March 31,
	2006	2005
Net income	$49.1	$5.8
Other comprehensive income, net of tax:
Net unrealized gain on investment securities available-for-sale	6.2	23.9

Comprehensive income, net of tax	$55.3	$29.7

Other comprehensive income, net of tax, represents net unrealized gains on the Company’s strategic investment in the ISE for the three months ended March 31, 2006 and net unrealized gains on the Company’s strategic investments in the ISE and Nasdaq for the three months ended March 31, 2005.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005 (in millions, except per share data):

	For the three months ended March 31,
	2006		2005
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Net income and shares used in basic calculations	$49.1	100.4	$5.8	108.9
Effect of dilutive stock based awards	—	3.7	—	3.6

Net income and shares used in diluted calculations	$49.1	104.1	$5.8	112.4

Basic earnings per share		$0.49		$0.05

Diluted earnings per share		$0.47		$0.05

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

Restricted Shares

Eligible employees receive restricted shares as a portion of their total compensation. Restricted share awards generally vest ratably over three years. The Company has the right to fully vest employees in their option grants and awards upon retirement and in certain other circumstances. All or a part of an award may be canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted shares based on the market value of the Company’s common stock at the date of grant. For the three months ended March 31, 2006 and 2005, the Company recorded compensation expense relating to restricted shares of $3.8 million and $2.9 million, respectively, all of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to restricted shares was $1.5 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively.

The following table summarizes restricted share activity during the quarter ended March 31, 2006 (shares in thousands):

	Number of Restricted Shares	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2005	3,016.7	$10.31
Granted	642.6	11.38
Vested	(574.2)	11.10
Surrendered	(36.9)	9.06

Outstanding at March 31, 2006	3,048.2	$10.40

Based upon the value at date of vest, the cumulative fair value of restricted shares that vested during the quarter ended March 31, 2006 was $6.5 million. Compensation costs previously recognized with respect to these vested restricted shares was $6.4 million.

There is $24.3 million of unamortized compensation related to the unvested restricted shares outstanding at March 31, 2006. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.5 years.

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales price on the date prior to the grant date. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the option agreements. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market price of our common stock on the grant date. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option, 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of stock options granted during the quarter ended March 31, 2006 was $3.87. The weighted-average assumptions used during the quarter ended March 31, 2006 were as follows:

Weighted Average Black-Scholes Assumptions
Dividend yield	0.0%
Expected volatility	40.0%
Risk-free interest rate	4.5%
Expected life (in years)	3.5

For the three months ended March 31, 2006, the Company recorded compensation expense relating to options of $1.9 million, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to stock options was $760,000 for the three months ended March 31, 2006.

The following table summarizes stock option activity during the quarter ended March 31, 2006 (options in millions):

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2005	13.3	$8.26
Granted	0.7	11.13
Exercised	(0.5)	5.80
Surrendered	(0.7)	14.84

Outstanding at March 31, 2006	12.8	$8.15

The cumulative value in excess of the respective strike prices of stock options exercised during the quarter ended March 31, 2006 was $3.0 million. Cash received from the exercise of stock options during the quarter ended March 31, 2006 totaled $2.8 million.

The table below provides additional information related to stock options outstanding at March 31, 2006:

	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options (in millions)	12.2	8.2
Weighted-average exercise price	$8.06	$7.32
Aggregate intrinsic value at 3/31/06 (in millions)	$77.0	$60.5
Weighted-average remaining contractual term, in years	4.77	2.78

15.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate:

	For the three months ended March 31,
	2006	2005
Income tax expense at the U.S. federal statutory rate	35.0%	35.0%
U.S. state and local income tax expense, net of U.S. federal income tax effect	4.9%	5.5%
Other, net	0.2%	1.1%

Income tax expense	40.1%	41.6%

16.  Business Segments

The Company currently has two operating business segments, Global Markets and Asset Management, and a Corporate segment. The Global Markets segment provides a broad range of customized trade execution products and services across multiple asset classes for broker-dealers, institutions and issuer companies. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the Company’s corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, investor and public relations expenses and directors’ and officers’ insurance.

The Company’s revenues, income from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions):

	Asset Management	Global Markets	Corporate	Consolidated Total
For the three months ended March 31, 2006:
Revenues	$70.9	$187.9	$17.7	$276.5
Income from continuing operations before income taxes[1]	26.8	48.5	6.7	82.0
Total assets	106.8	1,190.6	427.6	1,725.0

For the three months ended March 31, 2005:
Revenues	$18.1	$108.0	$11.5	$137.6
Income from continuing operations before income taxes	5.1	(0.7)	5.9	10.3
Total assets	45.2	742.6	445.6	1,233.4

[1]	Includes $8.0 million in Writedown of assets and lease loss accrual in the Global Markets segment (described in Footnote 8).

17.  Subsequent Event

Effective April 1, 2006, Knight completed its acquisition of Hotspot, a privately held firm, for consideration of $77.5 million in cash. Hotspot provides institutions and dealers with spot foreign exchange executions through an advanced, fully electronic platform. The results of the Hotspot division will be included within the Global Markets business segment beginning with the second quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of the businesses recently acquired, or that may be acquired in the future, by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” within MD&A herein, in “Risk Factors” in the Company’s Annual Report on Form 10-K, and in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this report.

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

•	Asset Management—Our Asset Management business, Deephaven Capital Management (“Deephaven”), is a global multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $3.0 billion as of March 31, 2006, down from $3.5 billion of assets under management as of March 31, 2005.

•	Global Markets—We provide a broad range of customized trade execution products and services across multiple asset classes for broker-dealers, institutions and issuer companies. We make a market or trade in nearly every U.S. equity security and provide trade executions in a large number of international securities.

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

In the fourth quarter of 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. (“Citigroup”). In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

The following table sets forth: (i) Revenues, (ii) Expenses excluding Writedown of assets and lease loss accrual (“Operating Expenses”) and (iii) Income from continuing operations before Writedown of assets and lease loss accrual and income tax expense (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	For the three months ended
	March 31, 2006	March 31, 2005
Asset Management
Revenues	$70.9	$18.1
Operating Expenses	44.1	13.0

Pre-Tax Operating Earnings	26.8	5.1

Global Markets
Revenues	187.9	108.0
Operating Expenses	131.4	108.7

Pre-Tax Operating Earnings	56.5	(0.7)

Corporate
Revenues	17.7	11.5
Operating Expenses	11.0	5.6

Pre-Tax Operating Earnings	6.7	5.9

Consolidated
Revenues	276.5	137.6
Operating Expenses	186.5	127.3

Pre-Tax Operating Earnings	$90.0	$10.3

*	Totals may not add due to rounding.

Consolidated revenues for the three months ended March 31, 2006 increased $138.9 million, or 101% from the same period a year ago, while consolidated Operating Expenses increased $59.2 million or 47%. Overall, Consolidated Pre-Tax Operating Earnings for the three months ended March 31, 2006 increased $79.7 million from the same period a year ago, primarily attributable to stronger results across all segments. The changes in our Pre-Tax Operating Earnings by segments from the three months ended March 31, 2005 to the three months ended March 31, 2006 are summarized as follows:

•	Asset Management—Our Pre-Tax Operating Earnings from Asset Management for the three months ended March 31, 2006 were more than five times higher than for the three months ended March 31, 2005, primarily due to higher blended fund returns offset, in part, by lower assets under management and higher profitability-based compensation.

•	Global Markets—For the three months ended March 31, 2006, our Pre-Tax Operating Earnings from Global Markets improved significantly from approximately breakeven results from the similar period a year ago, primarily due to improved market conditions, increased revenue capture metrics, expansion of our electronic trading effort and automation of executions of most of our broker-dealer order flow.

•	Corporate—For the three months ended March 31, 2006, our Pre-Tax Operating Earnings from our Corporate segment were positively impacted by higher returns on our corporate investment in the Deephaven Funds, compared to the similar period a year ago. Included in Revenues and Pre-Tax Operating Earnings for the three months ended March 31, 2005 is a pre-tax gain of $9.6 million related to the sale of a part of the Company’s original equity ownership in the International Securities Exchange.

A reconciliation of income from continuing operations before income taxes in accordance with GAAP (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings and of total GAAP expenses to Operating Expenses is included elsewhere in this section.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with broker-dealer and institutional clients; the performance, amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges related to our legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; the addition or loss of executive management and asset management, sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our institutional market share and revenue capture in our Global Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

•	Over the past several years, the effects of market structure changes, competition and market conditions have resulted in a lower revenue capture per U.S. equity dollar value traded in our Global Markets operations.

•	Retail broker-dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•	Broker-dealer clients continue to focus on statistics measuring the quality of equity executions (including speed of executions and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market-makers have increased the level of automation within their operations. The greater focus on execution quality has resulted in greater competition in the marketplace, which has negatively impacted the revenue capture metrics of the Company and other market-making firms.

•	Market structure changes, competition and market conditions have triggered an industry shift toward market-makers charging explicit commissions or commission equivalents to institutional clients for executions in U.S. equities. For the majority of our institutional client orders, we currently charge explicit fees in the form of commissions or commission equivalents. In addition, institutional commission rates have fallen in the past few years, and may continue to fall in the future.

•	Due to regulatory scrutiny over the past several years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional clients allocate commissions to broker-dealers based on the quality of executions. In the past, institutional equity commissions were primarily allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•	There has been increased scrutiny of equity and option market-makers, hedge funds and soft dollar practices by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been consolidation among market centers over the past year, and several regional exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (i.e. ECNs) and compete within the OTC and listed trading venues.

•	There has been a proliferation of alternative investment entities, which has had the effect of materially increasing competition for new investor assets.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from U.S. securities trading and market-making activities from Global Markets. Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of the Direct Edge ECN, the growth of our soft dollar and commission recapture activity as well as by changes in fees earned for directing trades to certain destinations for execution and from certain market data providers.

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

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds. These fees consist of annual management fees, calculated as fixed percentages of assets under management, and incentive fees, which, in general, are calculated as a percentage of the funds’ year-to-date profits, if any.

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

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to Nasdaq and other exchanges and regulatory bodies, and execution fees paid to third parties, primarily for executing trades on the New York Stock Exchange (“NYSE”) and other exchanges, and for executing orders through third party ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs, exchanges and certain regulatory bodies.

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

Other direct expenses

Other direct expenses primarily consist of Employee compensation and benefits, Communications and data processing, Professional fees, Depreciation and amortization and Occupancy and equipment rentals.

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

Three Months Ended March 31, 2006 and 2005

Continuing Operations

Revenues

	For the three months ended March 31,
	2006	2005	Change	% of Change
Total Revenues from Asset Management (in millions)	$70.9	$18.1	$52.8	292.0%

Average month-end balance of assets under management (millions)	$2,946.2	$3,478.9	$(532.6)	-15.3%
Quarterly fund return to investors*	8.5%	0.8%	7.7%	NM

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds

NM - Not meaningful

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased to $70.9 million for the three months ended March 31, 2006, from $18.1 million for the comparable period in 2005. The increase is primarily due to higher incentive fees as a result of an increase in fund returns, partially offset by lower average assets under management. The average month-end balance of assets under management for the three months ended March 31, 2006 was $2.9 billion, down from $3.5 billion for the comparable period in 2005. The blended quarterly fund return across all assets under management for the three months ended March 31, 2006 was a gain of 8.5%, up from a gain of 0.8% for the comparable period in 2005.

	For the three months ended March 31,
	2006	2005	Change	% of Change
Commissions and fees (millions)	$98.9	$70.1	$28.7	41.0%
Net trading revenue (millions)	80.0	37.4	42.6	113.9%
Interest and dividends, net (millions)	2.4	0.5	1.9	391.8%
Investment income and other (millions)	6.6	—	6.6	NM

Total Revenues from Global Markets (millions)	$187.9	$108.0	$79.9	74.0%

U.S equity dollar value traded ($ billions)	559.7	470.7	89.0	18.9%
U.S. equity trades executed (millions)	61.0	52.8	8.2	15.5%
Nasdaq and Listed equity shares traded (billions)	27.9	29.1	(1.2)	-4.3%
OTC Bulletin Board and Pink Sheet shares traded (billions)	373.7	295.8	77.9	26.3%
Average revenue capture per U.S. equity dollar value traded (bps)	2.3	1.7	0.6	34.0%

NM - Not meaningful

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 74.0% to $187.9 million for the three months ended March 31, 2006, from $108.0 million for the comparable period in 2005. Revenues for the three months ended March 31, 2006 were positively impacted by improved market conditions, higher dollar volumes, an increase in revenue capture per U.S. equity dollar value traded, the expansion of our electronic trading effort and the automation of most of our broker-dealer order flow. Additionally, revenues for the three months ended March 31, 2006 were positively impacted by Direct Trading and Direct Edge, which were acquired in June and October 2005, respectively. Excluding the impact of Direct Trading and Direct Edge, total revenues from Global Markets would have increased 55.2% to $167.5 million in 2006, from $108.0 million in 2005.

Average revenue capture per U.S. equity dollar value traded was 2.3 basis points (“bps”) for the first quarter of 2006, up 34.0% from 1.7 bps in the first quarter of 2005. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $128.6 million and $80.7 million for the three months ended March 31, 2006 and 2005, respectively. Core Equity Revenues does not include revenues from KEMIL, Donaldson, Direct Trading and Direct Edge.

	For the three months ended March 31,
	2006	2005	Change	% of Change
Total Revenues from Corporate (millions)	$17.7	$11.5	$6.2	53.8%

Average corporate investment balance in the Deephaven Funds (millions)	$284.5	$314.4	$(29.9)	-9.5%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, increased to $17.7 million. Income from our corporate investment in the Deephaven Funds increased to a gain of $19.0 million for the three months ended March 31, 2006, from approximately breakeven for the comparable period in 2005. Included in the three months ended March 31, 2005 is a pre-tax gain of $9.6 million related to the sale of part of the Company’s original equity ownership in the International Securities Exchange.

Transaction-based expenses

Execution and clearance fees increased 22.8% to $28.9 million for the three months ended March 31, 2006, from $23.5 million for the comparable period in 2005. As a percentage of total revenue, execution and clearance fees decreased to 10.5% for the three months ended March 31, 2006, from 17.1% for the comparable period in 2005. These costs decreased as a percentage of revenue primarily due to the increase in revenues from Asset Management which have no associated execution and clearance fees and higher revenue capture. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions.

Soft dollar and commission recapture expense increased 14.4% to $17.7 million for the three months ended March 31, 2006, from $15.5 million for the comparable period in 2005, primarily due to the addition of the Direct Trading business in June 2005.

Payments for order flow and ECN rebates increased 33.4% to $9.9 million for the three months ended March 31, 2006, from $7.4 million for the comparable period in 2005. As a percentage of total revenue, Payments for order flow and ECN rebates decreased to 3.6% for the three months ended March 31, 2006, from 5.4% for the comparable period in 2005. The decrease on a dollar basis is primarily due to changes in our payment for order flow policies initiated in the second quarter of 2005 offset, in part, by ECN rebates related to our new Direct Edge business.

Revenues and expenses derived from intercompany transactions between our broker-dealer subsidiaries and Direct Edge are eliminated on the Consolidated Statements of Operations. Such eliminations have the effect of increasing our Execution and clearance fees offset by a decrease in our Payments for order flow and ECN rebates. If we did not eliminate these intercompany revenues and expenses, Execution and clearance fees would have been $26.8 million and Payments for order flow and ECN rebates would have been $12.1 million for the three month period ended March 31, 2006.

Other direct expenses

Employee compensation and benefits expense increased 75.1% to $99.6 million for the three months ended March 31, 2006, from $56.9 million for the comparable period in 2005. As a percentage of total revenue, Employee compensation and benefits decreased to 36.0% for the three months ended March 31, 2006, from 41.3% for the comparable period in 2005. The increase on a dollar basis was primarily due to stronger overall results, which led to higher profitability-based compensation. The number of full time employees in our continuing operations increased to 724 full time employees at March 31, 2006, from 671 full time employees at March 31, 2005.

Communications and data processing expense decreased 2.2% to $7.6 million for the three months ended March 31, 2006, from $7.8 million for the comparable period in 2005. Depreciation and amortization expense increased 2.4% to $4.4 million for the three months ended March 31, 2006, from $4.3 million for the comparable period in 2005. Occupancy and equipment rentals expense decreased 18.7% to $3.4 million for the three months ended March 31, 2006, from $4.1 million for the comparable period in 2005, primarily due to lease loss accruals in 2005 related to our office at 525 Washington Boulevard in Jersey City, N.J.

Professional fees increased 69.0% to $6.4 million for the three months ended March 31, 2006, from $3.8 million for the comparable period in 2005. The increase in 2006 was primarily due to increases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and consulting expenses.

Business development expense increased to $2.1 million for the three months ended March 31, 2006, from $1.3 million for the comparable period in 2005. The primary reason for the increase was higher advertising and travel and entertainment costs relating to our focus on growing our Global Markets segment.

Other expenses increased to $6.4 million for the three months ended March 31, 2006, from $2.7 million for the comparable period in 2005. Other expenses in 2006 include a short swing profit settlement of approximately $2.8 million relating to trading by two Deephaven funds in the shares of a company while the funds owned in aggregate more than 10% of the outstanding shares of the stock of that company.

For the three months ended March 31, 2006, the Company incurred charges of $8.0 million in writedowns of assets and lease loss accruals relating to the costs associated with excess real estate capacity in Jersey City, N.J.

Our effective tax rates from continuing operations of 40.1% and 41.6% for the three months ended March 31, 2006 and 2005, respectively, differed from the federal statutory rate of 35% primarily due to state income taxes.

Discontinued Operations

The Loss from discontinued operations, net of tax on the Consolidated Statements of Operations was $266,000 for the three months ended March 31, 2005. Please see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document for a further discussion.

Reconciliation of Total GAAP Expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by GAAP, the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-Q, the Company has disclosed its Operating Expenses and its Pre-Tax Operating Earnings to assist the reader in understanding the impact of Writedown of assets and lease loss accrual on the Company’s quarterly results for 2006 and 2005 by segment, thereby facilitating more useful period-to-period comparisons of the Company’s continuing businesses. For additional information related to segments, see Footnote 16 “Business Segments” included in Part I, Item 1 “Financial Statements” included in this document. Charts are presented in millions.

Total GAAP Expenses to Operating Expenses*

	For the three months ended March 31, 2006
	Global Markets	Asset Management	Corporate	Total
Transaction-based expenses	$56.5	$—	$—	$56.5
Other direct expenses	82.9	44.1	11.0	138.0

Total GAAP Expenses	139.4	44.1	11.0	194.5
Writedown of assets and lease loss accrual	(8.0)	—	—	(8.0)

Operating Expenses	$131.4	$44.1	$11.0	$186.5

	For the three months ended March 31, 2005
	Global Markets	Asset Management	Corporate	Total
Transaction-based expenses	$46.4	$—	$—	$46.4
Other direct expenses	62.3	13.0	5.6	80.9

Total GAAP and Operating Expenses	$108.7	$13.0	$5.6	$127.3

Pre-tax GAAP Income to Pre-tax Operating Earnings*

	For the three months ended March 31, 2006
	Global Markets	Asset Management	Corporate	Total
Pre-tax GAAP Income from Continuing Operations Before Income Taxes	$48.5	$26.8	$6.7	$82.0
Writedown of assets and lease loss accrual	8.0	—	—	8.0

Pre-tax Operating Earnings	$56.5	$26.8	$6.7	$90.0

	For the three months ended March 31, 2005
	Global Markets	Asset Management	Corporate	Total
Pre-tax GAAP Income from Continuing Operations Before Income Taxes and Pre-tax Operating Earnings	$(0.7)	$5.1	$5.9	$10.3

*	Totals may not add due to rounding.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and from the proceeds from the sale of our Derivative Markets segment in 2004. As of March 31, 2006, we had $1.7 billion in assets, 64% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. At March 31, 2006, the Company had net current assets, which consist of net assets readily convertible into cash, of approximately $266.0 million. Additionally, our corporate investment in the Deephaven Funds was $278.0 million at March 31, 2006. The majority of this investment can be liquidated upon request to Deephaven subject to a ninety-day written notification period and monthly redemption limits.

The Company has previously disclosed its intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Global Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock or debt. In June 2005, the Company acquired, for cash, the business of Direct Trading Institutional, Inc. (now operating as Direct Trading), a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform. The acquisition of the business of Direct Trading contains a two-year contingency from the date of closing for additional consideration based on the profitability of the business. Additionally, in October 2005, the Company acquired, for cash, the business of the ATTAIN ECN, an alternative trading system that operates an electronic communications network (ECN) for the trading of Nasdaq securities. This business currently operates under the name, Direct Edge. The acquisition of Direct Edge contains a four-year contingency from the date of closing for additional consideration based on meeting certain revenue and client retention metrics. In January 2006, the Company agreed to acquire, Hotspot FX, Inc., an industry-leading electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform. The transaction closed in April 2006 for consideration of $77.5 million in cash. No assurance can be given with respect to the business effect of these transactions or the timing, likelihood or business effect of any other possible transaction.

As discussed elsewhere in this document, we sold our Derivative Markets business for approximately $237 million in cash as of the close of business on December 9, 2004. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. For the three months ended March 31, 2005, the result of this adjustment and other expenses related to the sale resulted in a loss of $266,000, net of tax.

Income from continuing operations before income taxes was $82.0 million and $10.3 million for the three months ended March 31, 2006 and 2005, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization. Depreciation expense from continuing operations was $3.7 million and $4.1 million for the three months ended March 31, 2006 and 2005, respectively. Amortization expense from continuing operations, which related to intangible assets, was $735,000 and $155,000 for the three months ended March 31, 2006 and 2005, respectively.

Purchases, net of proceeds, from strategic investments and acquisitions related to our continuing operations were $5.8 million for the three months ended March 31, 2006 and net proceeds of $1.9 million for the three months ended March 31, 2005, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment in the Deephaven Funds decreased by $3.7 million for the three months ended March 31, 2006 compared to an increase of $99.8 million during the three months ended March 31, 2005. The change in the balance of our corporate investment in the Deephaven Funds for the three months ended March 31, 2006 primarily relates to redemptions of $22.6 million, offset by gains of $19.0 million. The change in the balance of our corporate investment in the Deephaven Funds for the three months ended March 31, 2005 primarily related to an additional investment of $100.0 million.

Capital expenditures related to our continuing operations were $2.8 million and $13.0 million during the three months ended March 31, 2006 and 2005, respectively. Capital expenditures in 2005 primarily represented purchases of leaseholds and other fixed assets related to the build out of our new headquarters at 545 Washington Boulevard in Jersey City, N.J.

At its April 18, 2006 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $345 million to $495 million. The Company did not repurchase any shares under the stock repurchase program during the first quarter of 2006. Through March 31, 2006, the Company had repurchased 37.6 million shares for $295.9 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 103.8 million shares of Class A Common Stock outstanding as of March 31, 2006.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and NASD prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Additionally, our foreign registered broker-dealers are subject to capital adequacy requirements of their respective regulatory authorities. The following table sets forth the net capital levels and requirements for the following significant broker-dealer subsidiaries at March 31, 2006, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Minimum Net Capital	Excess Net Capital
KEM	$57.0	$6.2	$50.8
KCM	33.4	5.7	27.7
KEMIL	19.9	7.0	12.9

We have no long-term debt at March 31, 2006 nor do we currently have any material long-term debt commitments for the rest of 2006. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

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

The Company incurred an additional $8.0 million of Writedown of assets and lease loss accruals in the first quarter of 2006, relating to the costs associated with excess real estate capacity in Jersey City, N.J. This accrual was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2008, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis, or when an event occurs or circumstances change that signify the existence of impairment.

Goodwill of $49.2 million as of March 31, 2006 is all related to our Global Markets segment. Goodwill is related to the purchases of our listed equities market-maker, KCM, the business of Donaldson, the shares of the minority investors in Knight Roundtable Europe Limited, our subsidiary that owns KEMIL, and the businesses now operating as Direct Trading and Direct Edge. During our annual test for impairment done in the second quarter of 2005, excluding Direct Trading and Direct Edge, we determined that these assets were not impaired. Direct Edge was purchased in October 2005 and Direct Trading was purchased in June 2005; therefore, these businesses were not included in our impairment test performed in the second quarter of 2005. However, the Company believes there is no impairment of these assets at March 31, 2006. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Intangible assets, less accumulated amortization, of $29.0 million as of March 31, 2006 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchase of the business of Donaldson, which represents $10.6 million of the balance, and the Direct Trading business, which represents $18.3 million of the balance. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, which we have determined to range from two to thirty years. During our annual test for impairment done in June 2005, excluding Direct Trading, we determined that there was no impairment of these intangible assets. Direct Trading was purchased in June 2005; therefore this business was not included in our impairment test performed in the second quarter of 2005. However, the Company believes there is no impairment of these intangible assets at March 31, 2006.

Strategic Investments—Investments include non-controlling equity ownership interests in financial services-related businesses, which are accounted for under the equity method or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies. The fair value of investments, recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of our investment is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term.

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

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on the strategic investments has occurred due to declines in fair value or other market conditions, the investment is written down to its impairment value. The Company reviewed its strategic investments for impairment for the three months ended March 31, 2006 and determined that an impairment loss had not occurred.

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

SFAS No. 123-R requires that we make certain estimates and assumptions relating to volatility and forfeiture rates when determining stock-based employee compensation expense. Volatility is estimated based on several factors including implied volatility of market-traded options on our common stock on the grant date and the historical volatility of the Company’s common stock. Forfeiture rates are estimated based on historical rates of forfeiture of employee stock awards.

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

We estimate and accrue for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5 Accounting for Contingencies. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K and Part II, Item 1 included in this document.

Recently Issued Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123 Accounting for Stock-Based Compensation, SFAS No. 123-R, Share-Based Payment. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services. SFAS No. 123-R eliminates the intrinsic value method under Accounting Principles Board No. 25 as an alternative method of accounting for stock-based awards. Additionally SFAS No. 123-R clarifies SFAS No. 123’s guidance in several areas including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. See Footnote 2 “Significant Accounting Policies” and Footnote 14, “Stock-Based Compensation” included in Part I, Item 1 “Financial Statements” of this document for a further discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

For working capital purposes, we invest in money market funds, commercial paper and government securities or maintain interest-bearing balances in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers and dealers, respectively, on the Consolidated Statements of Financial Condition. These other amounts do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily, and are not material to the Company’s overall cash position.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at March 31, 2006 and 2005 was $513.1 million and $270.9 million, respectively, in long positions and $505.3 million and $226.0 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $782,000 loss and a $4.5 million loss as of March 31, 2006 and 2005, respectively, due to the offset of gains in short positions with the losses in long positions.

As of March 31, 2006, we had a $278.0 million corporate investment in the Deephaven Funds, $225.6 million of which was invested in the Market Neutral Fund. The general objective of market neutral investment strategies is to seek to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event arbitrage, relative value equity and distressed debt. Because the primary basis of the Deephaven

Funds’ market neutral strategy is endeavoring to capture mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading strategies also involve other substantial risks, for example, the disruption in historical pricing relationships and the risk of a tightening of dealer credit, forcing the premature liquidation of positions. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

Deephaven monitors its trading risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by management and an independent risk control function, as are individual and aggregate dollar and inventory position totals and profits and losses by strategy. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries. There can be no assurances that any of the Deephaven Funds’ strategy will be successful in achieving either its risk control or its profit objectives.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see “Government Regulation and Market Structure” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005). The Company has established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. The Company also has established procedures that are designed to require that the Company’s policies relating to conduct, ethics and business practices are followed.

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

Legal

Gurfein etc. v. Ameritrade, Inc. et al. During the first quarter of 2006, the following development occurred in the action entitled Gurfein etc. v. Ameritrade, Inc. et al., described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

On or about March 27, 2006, plaintiff filed a Second Amended Complaint. The Second Amended Complaint asserts no claims against any Knight defendant.

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

As disclosed in the Company’s Form 10-K filing for the year-ended December 31, 2005, the Company’s affiliate, Deephaven Capital Management LLC (“Deephaven”), announced on February 9, 2006, in a Form 8-K filing made by the Company, that Deephaven had submitted an offer of settlement to the staff of the SEC, which the staff had agreed to recommend to the Commission, to resolve the previously disclosed investigation concerning trading activity associated with certain Private Investments in Public Equities (“PIPEs”) covered by the Wells Notice received by Deephaven. The offer of settlement was subject to final agreement on the settlement papers and final approval by the Commission.

On May 2, 2006, Deephaven announced that its offer of settlement had been approved by the Commission. Without admitting or denying the allegations in the SEC’s complaint, and as part of the settlement, Deephaven is required to disgorge approximately $2.7 million, pay approximately $343,000 in pre-judgment interest and pay approximately $2.7 million as a civil penalty. These amounts were paid by Deephaven in March 2006 into an escrow account as required by the SEC. As part of the settlement, the SEC staff has filed a civil complaint in Federal District Court in which it is alleged that Deephaven traded in possession of material non-public information concerning 19 PIPEs offerings. The Commission also alleged Deephaven had a duty to maintain the information in confidence and refrain from trading. The complaint alleges violations of the anti-fraud provisions of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Deephaven will be permanently enjoined from violating these provisions of law.

The settlement resolves the matters for which Deephaven received a Wells Notice from the staff of the SEC. The former Deephaven employee who also received a Wells Notice has agreed to settle the allegations made by the SEC against him. Deephaven is not responsible for the penalties assessed against the former employee.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the first quarter of 2006:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2006— March 31, 2006	—	$—	—	$49,059,900

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $460 million to a total of $495 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005 and April 18, 2006. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The repurchase program has no set expiration or termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of May, 2006.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer

By:	/s/ JOHN B. HOWARD
Chief Financial Officer (Chief Accounting Officer)