Form 10-Q
period 2006-06-30
KNIGHT CAPITAL GROUP, INC.
filed 2006-08-09
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☒                    Accelerated filer    ☐                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 8, 2006 the number of shares outstanding of the Registrant’s Class A Common Stock was 104,936,056 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues
Commissions and fees	$111,146,041	$68,022,217	$213,050,428	$138,138,228
Net trading revenue	68,220,068	27,051,166	148,259,218	64,472,995
Asset management fees	14,075,709	8,036,861	84,586,752	25,917,529
Interest and dividends, net	2,775,335	2,216,039	6,089,307	4,555,840
Investment income and other	8,404,064	6,346,790	29,091,325	16,145,352

Total revenues	204,621,217	111,673,073	481,077,030	249,229,944

Transaction-based expenses
Execution and clearance fees	30,026,355	23,348,038	58,950,758	46,894,821
Soft dollar and commission recapture expense	17,355,315	14,649,781	35,063,016	30,134,356
Payments for order flow and ECN rebates	12,126,021	3,582,088	21,999,419	10,986,162

Total transaction-based expenses	59,507,691	41,579,907	116,013,193	88,015,339

Revenues, net of transaction-based expenses	145,113,526	70,093,166	365,063,837	161,214,605
Other direct expenses
Employee compensation and benefits	64,615,557	48,193,801	164,171,725	105,051,243
Communications and data processing	8,403,791	8,151,261	16,041,932	15,965,223
Professional fees	5,092,238	4,550,021	11,475,361	8,331,745
Depreciation and amortization	5,324,879	3,734,419	9,732,574	8,036,831
Occupancy and equipment rentals	3,398,114	2,829,725	6,750,599	6,947,116
Business development	3,134,363	1,707,779	5,256,681	3,001,115
Writedown of assets and lease loss accrual	482,269	4,545,895	8,479,703	4,545,895
Regulatory charges and related matters	—	2,000,000	—	2,000,000
Other	3,896,612	3,425,759	10,344,981	6,079,506

Total other direct expenses	94,347,823	79,138,660	232,253,556	159,958,674

Income (loss) from continuing operations before income taxes	50,765,703	(9,045,494)	132,810,281	1,255,931
Income tax expense (benefit)	20,426,119	(3,429,556)	53,338,656	851,936

Net income (loss) from continuing operations	30,339,584	(5,615,938)	79,471,625	403,995
Loss from discontinued operations, net of tax	—	—	—	(265,927)

Net income (loss)	$30,339,584	$(5,615,938)	$79,471,625	$138,068

Basic earnings per share from continuing operations	$0.30	$(0.05)	$0.79	$0.00

Diluted earnings per share from continuing operations	$0.29	$(0.05)	$0.75	$0.00

Basic and diluted earnings per share from discontinued operations	$—	$—	$—	$—

Basic earnings per share	$0.30	$(0.05)	$0.79	$0.00

Diluted earnings per share	$0.29	$(0.05)	$0.75	$0.00

Shares used in computation of basic earnings per share	100,739,240	104,335,490	100,822,519	106,584,672

Shares used in computation of diluted earnings per share	105,397,197	104,335,490	105,358,680	109,579,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$182,852,384	$230,591,067
Securities owned, held at clearing brokers, at market value	589,260,454	380,366,778
Receivable from brokers and dealers	314,119,738	229,828,734
Investment in Deephaven sponsored funds	228,892,182	281,656,753
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	68,099,377	67,656,533
Strategic investments	34,451,021	31,896,425
Goodwill	105,365,692	47,682,880
Intangible assets, less accumulated amortization	62,723,474	29,773,442
Other assets	134,264,082	116,563,732

Total assets	$1,720,028,404	$1,416,016,344

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$530,558,649	$345,457,499
Payable to brokers and dealers	75,879,418	35,102,415
Accrued compensation expense	120,754,521	117,763,834
Accrued expenses and other liabilities	80,428,033	94,244,447

Total liabilities	807,620,621	592,568,195

Stockholders’ equity
Class A Common Stock, $0.01 par value; Shares authorized: 500,000,000; Shares issued: 142,939,982 at June 30, 2006 and 139,745,722 at December 31, 2005; Shares outstanding: 104,395,689 at June 30, 2006 and 102,966,359 at December 31, 2005	1,429,370	1,397,457
Additional paid-in capital	488,507,697	452,839,356
Retained earnings	732,985,316	653,513,691
Treasury stock, at cost; 38,544,293 shares at June 30, 2006 and 36,779,363 shares at December 31, 2005	(321,466,314)	(294,652,742)
Accumulated other comprehensive income, net of tax	10,951,714	10,350,387

Total stockholders’ equity	912,407,783	823,448,149

Total liabilities and stockholders’ equity	$1,720,028,404	$1,416,016,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2006	2005 Revised*
Cash flows from operating activities
Net income	$79,471,625	$138,068
Loss from discontinued operations, net of tax	—	(265,927)

Income from continuing operations, net of tax	79,471,625	403,995
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	9,732,574	8,036,831
Income tax benefit on stock awards exercised	—	3,897,941
Stock-based compensation	11,786,277	6,791,036
Deferred rent	475,191	196,552
Writedown of assets and lease loss accrual	8,479,703	4,545,895
Unrealized loss on strategic investments	1,939,119	811,340
Unrealized (gain) loss on investments in Deephaven sponsored funds	(19,845,429)	3,108,488
Operating activities from discontinued operations	—	(265,927)
(Increase) decrease in operating assets
Securities owned	(208,893,676)	(114,217,035)
Receivable from brokers and dealers	(84,291,004)	42,078,757
Other assets	(21,879,803)	29,222,332
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	185,101,150	100,139,155
Payable to brokers and dealers	40,777,003	(30,262,167)
Accrued compensation expense	2,388,018	(61,891,857)
Accrued expenses and other liabilities	(33,035,123)	(45,973,114)

Net cash used in operating activities	(27,794,375)	(53,377,778)

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(6,568,077)	(17,926,499)
Redemption of (investment in) Deephaven sponsored funds	72,610,000	(15,000,000)
(Purchases of) proceeds from strategic investments	(3,477,099)	1,633,733
Purchase of businesses, net of cash acquired	(77,595,764)	(34,284,250)
Contingency payment on purchase of business	(2,000,000)	—

Net cash used in investing activities	(17,030,940)	(65,577,016)

Cash flows from financing activities
Stock options exercised	14,088,961	12,094,555
Income tax benefit on stock awards exercised	9,811,243	—
Cost of common stock repurchased	(26,813,572)	(102,195,573)

Net cash used in financing activities	(2,913,368)	(90,101,018)

Decrease in cash and cash equivalents	(47,738,683)	(209,055,812)
Cash and cash equivalents at beginning of period	230,591,067	445,539,282

Cash and cash equivalents at end of period	$182,852,384	$236,483,470

Supplemental disclosure of cash flow information:
Cash paid for interest	$78,251	$74,252

Cash paid for income taxes	$69,958,498	$45,488,496

Supplemental disclosure of noncash investing activities:
Goodwill	$55,682,812	$20,677,528
Intangible assets	35,000,000	20,000,000
Fixed assets	1,714,655	—
Receivable from brokers and dealers	—	1,927,262
Other net liabilities	(14,801,703)	(8,320,540)

Cash paid for purchase of businesses, net of cash acquired	$77,595,764	$34,284,250

*	Amounts have been revised to separately disclose discontinued operations. See Note 2 “Significant Accounting Policies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

1.  Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment. As of June 30, 2006, the Company’s operating business segments from continuing operations comprised the following operating subsidiaries:

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment adviser to and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K., and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission.

Global Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in The Nasdaq Stock Market and on the OTC Bulletin Board. KEM also operates the Company’s domestic institutional sales business. Additionally, Donaldson & Co. (“Donaldson”), a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC” or “Commission”) and is a member of the Nasdaq Stock Exchange, the National Association of Securities Dealers (“NASD”), the National Stock Exchange, the Pacific Stock Exchange and the National Futures Association (“NFA”).

•	Knight Capital Markets LLC (“KCM”) operates as a market-maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange and American Stock Exchange listed securities. KCM is a broker-dealer registered with the SEC and is a member of the Nasdaq Stock Exchange and the NASD.

•	Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for institutional and broker-dealer clients in U.S., European and international equities. KEMIL is authorized and regulated by the FSA and is a member of the London Stock Exchange, Deutsche Börse AG, Euronext N.V. (incorporating Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris), Borsa Italiana, OMX (incorporating the Copenhagen Stock Exchange, Helsinki Exchange and Stockholm Stock Exchange), Oslo Børs and virt-x.

•	Direct Trading Institutional, L.P. (“Direct Trading”) provides institutions with direct market access trading through an advanced electronic platform. The business of Direct Trading was acquired in June 2005. Direct Trading is a broker-dealer registered with the SEC and is a member of the Nasdaq Stock Exchange, the NASD and the NFA.

•	Direct Edge ECN LLC (“Direct Edge”) operates as an electronic communications network (“ECN”). Direct Edge is a liquidity destination offering the ability to match trades in Nasdaq National Market and Nasdaq SmallCap securities by displaying orders in the Nasdaq Market Center or the NASD Alternative Display Facility. The business of Direct Edge was acquired in October 2005. Direct Edge is a broker-dealer registered with the SEC and is a member of the Nasdaq Stock Exchange, the NASD and the National Stock Exchange.

•	Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions and dealers with spot foreign exchange executions through an advanced, fully electronic platform. Hotspot was acquired effective April 1, 2006. One Hotspot subsidiary is regulated by the FSA and another Hotspot subsidiary is a Futures Commission Merchant registered with the Commodity Futures Trading Commission and is a member of the NFA.

On July 10, 2006, the Company announced that it has agreed to acquire ValuBond, Inc., a privately held firm that provides electronic access and trade execution products for the fixed income market. For more information on this transaction, see Footnote 17 “Subsequent Event.”

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

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products Inc. (“Citigroup”) for $237 million in December of 2004. In accordance with generally accepted accounting principles (“GAAP”), the results of the Derivative Markets segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 9 “Discontinued Operations.”

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

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, or short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

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

Asset management fees

Deephaven earns asset management fees for sponsoring and managing the Deephaven Funds. Such fees are recorded monthly as earned and are calculated as a percentage of the Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is generally defined as the amount by which the net asset value of the Deephaven Funds exceeds the greater of either the highest previous net asset value in the Deephaven Funds or the net asset value at the time each investor made a purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds. If Deephaven’s Market Neutral Master Fund, which represents approximately 40% of total Deephaven assets under management, recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis. As such, the Incentive Allocation Fee may be negative for certain periods, but not lower than zero on a year-to-date basis.

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

Writedown of fixed assets

Writedowns of fixed assets are recognized when it is determined that the fixed assets are impaired. The amount of the impairment writedown is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a periodic basis.

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

We have revised our Consolidated Statements of Cash Flows for the six months ended June 30, 2005, to separately disclose the operating portions of the cash flows attributable to our discontinued operations.

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

Additionally, SFAS No. 123-R requires expected forfeitures to be considered in determining stock-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to the Company’s actual compensation expense in the case of restricted shares or pro-forma compensation expense in the case of options when an employee left the firm and forfeited the award. For the three and six months ended June 30, 2006, the firm recorded a benefit for expected forfeitures on all outstanding stock-based awards. The benefit recorded did not have a material impact on the results of operations for the three and six months ended June 30, 2006.

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

Prior to the adoption of SFAS No. 123-R, the firm presented all tax benefits resulting from stock-based compensation as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123-R requires cash flows resulting from tax deductions in excess of the grant-date fair values of stock-based awards to be included in cash flows from financing activities. The income tax benefit on stock awards exercised of $9.8 million related to stock-based compensation included in cash flows from financing activities in the six months ended June 30, 2006 would previously have been included in cash flows from operating activities.

Had compensation expense for the Company’s options been determined based on the fair values at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro forma net income and earnings per share amounts for the three and six months ended June 30, 2005 would have been as follows (in millions, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net (loss) income, as reported	$(5.6)	$0.1
Pro forma compensation expense determined under fair value based method, net of tax	(1.7)	(3.1)

Pro forma net loss	(7.3)	(3.0)

Basic and diluted earnings per share, as reported	(0.05)	0.00
Pro forma basic and diluted earnings per share	(0.07)	(0.03)

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

3.  Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	June 30, 2006	December 31, 2005
Securities owned:
Equities	$577.8	$372.0
U.S. government obligations and other	11.4	8.4

	$589.3	$380.4

Securities sold, not yet purchased:
Equities	$530.6	$345.5

4.  Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	June 30, 2006	December 31, 2005
Receivable:
Clearing brokers and other	$211.6	$182.0
Securities failed to deliver	89.3	42.1
Deposits for securities borrowed	13.2	5.7

	$314.1	$229.8

Payable:
Securities failed to receive	$64.1	$34.2
Clearing brokers and other	11.8	0.9

	$75.9	$35.1

5.  Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2006, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment.

The goodwill balance of $105.4 million at June 30, 2006 relates to the Global Markets segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill increased by $28.5 million in 2005 resulting from the purchase of the businesses now operating as Direct Trading and Direct Edge. In the first six months of 2006, the Company paid $2.0 million relating to the contingency payment obligation incurred in the acquisition of the business now operating as Direct Edge. In the second quarter 2006, goodwill increased by $55.7 million in connection with the acquisition of Hotspot.

At June 30, 2006, the Company had intangible assets, net of accumulated amortization, of $62.7 million, all included within the Global Markets segment. Intangible assets increased by $20.0 million in June 2005, resulting from the purchase of Direct Trading’s business and by $35.0 million in April 2006 in connection with the acquisition of Hotspot. Intangible assets are being amortized over the remaining useful lives, which have been determined to range from two to thirty years and primarily represent client relationships.

The Company recorded amortization expense related to its intangible assets within its Global Markets segment of $1.3 million and $2.1 million for the three and six months ended June 30, 2006. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $2.6 million for the remainder of 2006, $5.2 million in 2007 and 2008, $4.6 million in 2009 and $4.4 million in 2010.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization, all of which is attributable to the Global Markets segment, for the six months ended June 30, 2005 and 2006, respectively (in millions).

	Global Markets
	Goodwill	Intangible Assets
Balance at January 1, 2005	$19.2	$11.5
Purchase of Direct Trading business	20.7	20.0
Amortization expense	—	(0.3)

Balance at June 30, 2005	$39.9	$31.2

Balance at January 1, 2006	$47.7	$29.8
Contingency payment obligation - Direct Edge	2.0	—
Purchase of Hotspot	55.7	35.0
Amortization expense	—	(2.1)

Balance at June 30, 2006	$105.4	$62.7

6. Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.1 billion of assets under management in the Deephaven Funds as of June 30, 2006 and $2.9 billion as of December 31, 2005, the Company had corporate investments of $228.9 million and $281.7 million, respectively. Additionally,

Other assets on the Consolidated Statements of Financial Condition at June 30, 2006 and December 31, 2005 included $29.5 million and $17.2 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition, certain officers, directors and employees of the Company held direct investments of approximately $4.8 million and $3.7 million in the Deephaven Funds, in the aggregate, as of June 30, 2006 and December 31, 2005, respectively.

Included in Investment income and other on the Company’s Consolidated Statements of Operations is income (loss) from the Company’s corporate investments in the Deephaven Funds of $0.9 million and ($2.9 million) for the three months ended June 30, 2006 and 2005, respectively, and $19.8 million and ($3.1 million) for the six months ended June 30, 2006 and 2005, respectively.

In connection with the sale of the Derivative Markets business (see Footnote 9, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investments in the International Securities Exchange, Inc. (“ISE”) and The Nasdaq Stock Market, Inc. (“Nasdaq”), which were previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, these equity investments became marketable and, accordingly, were accounted for as equity securities under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and were classified as available-for-sale securities. On March 9, 2005, in conjunction with the ISE’s initial public offering, the Company sold a portion of its equity ownership of the ISE, having an original cost of $3.0 million, for $12.6 million, resulting in a pre-tax gain of $9.6 million. During the second quarter of 2006 the Company sold an additional 200,000 shares of common stock of the ISE, having an original cost of $0.8 million, for $7.9 million, resulting in a pre-tax gain of $7.1 million. The gains on the sale of the ISE investment are included in Investment income and other on the Company’s Consolidated Statements of Operations. As of June 30, 2006, the Company owned 543,000 shares of common stock of the ISE, which had an aggregate fair value and amortized cost of $20.7 million and $2.2 million, respectively.

During the second quarter of 2005, the Company sold a portion of its Nasdaq equity investment, previously classified as available-for-sale, for $15.5 million. The Company recognized a pre-tax gain of $8.1 million related to the sale of this investment, which had a cost basis of $7.4 million.

7.  Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. Two clients accounted for approximately 11.2% and 10.9% of the Company’s U.S. equity dollar value traded during the three months ended June 30, 2006. One client accounted for approximately 11.2% of the Company’s U.S. equity dollar value traded during the six months ended June 30, 2006.

The Company’s corporate investment in the Deephaven Funds of $228.9 million accounted for 7.3% of total assets under management at June 30, 2006. No institutional investor accounted for more than 10% of the Deephaven Funds’ asset under management as of June 30, 2006.

8.  Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual for the three and six months ended June 30, 2006 was $482,000 and $8.5 million, respectively. The amount for the three months ended June 30, 2006 related to costs associated with excess real estate capacity and write down of fixed assets. The additional amount for the six months ended June 30, 2006 primarily related to excess real estate capacity at our 545 Washington Boulevard facility in Jersey City, N.J.

The Writedown of assets and lease loss accrual for both the three and six months ended June 30, 2005 was $4.5 million, which primarily related to the costs associated with excess real estate capacity and a writedown of fixed assets related to the move from the Company’s 525 Washington Boulevard facility in Jersey City, N.J. during the second quarter of 2005.

9.  Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup for $237 million in cash in December 2004. The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. In accordance with SFAS No. 144, the results of the Derivative Markets segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets segment at the time the deal closed. The final determination of book value occurred in the first quarter of 2005, at which time the adjustment was recognized. The result of this adjustment and other expenses related to the sale resulted in a loss from discontinued operations, net of tax, of $266,000 in the first quarter of 2005.

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed escalation clauses. Rental expense from continuing operations under the office leases was $2.3 million and $2.1 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, rental expense from continuing operations was $4.4 million and $4.9 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of June 30, 2006, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Operating Leases	Other Obligations	Total
Six months ending December 31, 2006	$5.4	$34.5	$39.9
Year ending December 31, 2007	11.0	23.6	34.6
Year ending December 31, 2008	10.5	14.2	24.7
Year ending December 31, 2009	10.1	8.0	18.1
Year ending December 31, 2010	9.6	—	9.6
Thereafter through October 31, 2021	110.2	—	110.2

	$156.8	$80.3	$237.1

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2006, the Company has provided a letter of credit for $7.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

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

On May 2, 2006, Deephaven announced that its offer of settlement had been approved by the Commission. Without admitting or denying the allegations in the SEC’s complaint, and as part of the settlement, Deephaven was required to disgorge approximately $2.7 million, pay approximately $343,000 in pre-judgment interest and pay approximately $2.7 million as a civil penalty. In May 2006, these amounts were paid to the Clerk of the Court. The settlement resolved the matters for which Deephaven received the Wells Notice from the staff of the SEC in June 2005.

In 2005, the Company recorded a $5.7 million pre-tax charge relating to this matter, included in Regulatory charges and related matters on the Consolidated Statements of Operations. The Company did not record a tax benefit for the $2.7 million penalty.

12.  Comprehensive Income

Comprehensive income includes net income (loss) and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income for the three and six months ended June 30, 2006 and 2005 is (in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$30.3	$(5.6)	$79.5	$0.1
Other comprehensive income, net of tax:
Net unrealized (loss) gain on investment securities available-for-sale	(1.1)	(0.9)	3.3	21.7

Comprehensive income (loss), net of tax	$29.2	$(6.5)	$82.8	$21.8

Other comprehensive income, net of tax, represents net unrealized (loss) gains on the Company’s strategic investment in the ISE for all periods presented.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2006 and 2005 (in millions, except per share data):

	For the three months ended June 30,
	2006		2005
	Numerator / net income	Denominator / shares	Numerator / net (loss)	Denominator / shares
Net income (loss) and shares used in basic calculations	$30.3	100.7	$(5.6)	104.3
Effect of dilutive stock based awards	—	4.7	—	—

Net income (loss) and shares used in diluted calculations	$30.3	105.4	$(5.6)	104.3

Basic earnings per share		$0.30		$(0.05)

Diluted earnings per share		$0.29		$(0.05)

	For the six months ended June 30,
	2006		2005
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Net income and shares used in basic calculations	$79.5	100.8	$0.1	106.6
Effect of dilutive stock based awards	—	4.5	—	3.0

Net income and shares used in diluted calculations	$79.5	105.4	$0.1	109.6

Basic earnings per share		$0.79		$0.00

Diluted earnings per share		$0.75		$0.00

14.  Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Plans”). The purpose of the Plans is to provide long-term incentive compensation to employees and directors of the Company. The Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Plans. In addition, the Plans limit the number of awards that may be granted to a single individual and the Plans also limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded.

Restricted Shares

Eligible employees receive restricted shares as a portion of their total compensation. Restricted share awards generally vest ratably over three years. The Company has the right to fully vest employees in their option grants and awards upon retirement and in certain other circumstances. Awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted shares based on the market value of the Company’s common stock at the date of grant, which the Plans define as the average of the high and low sales price on the date prior to the grant date. For the three months ended June 30, 2006 and 2005, the Company recorded compensation expense relating to restricted shares of $4.1 million and $3.8 million, respectively, and $7.9 million and $6.8 million for the six months ended June 30, 2006 and 2005, respectively, all of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to restricted shares was $1.6 million and $1.5 million for the three months ended June 30, 2006 and 2005, respectively and $3.1 and $2.7 for the six months ended June 30, 2006 and 2005, respectively.

The following table summarizes restricted share activity during the six months ended June 30, 2006 (shares in thousands):

	Number of Restricted Shares	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2005	3,016.7	$10.31
Granted	811.8	$11.91
Vested	(863.1)	$10.08
Surrendered	(80.0)	$9.64

Outstanding at June 30, 2006	2,885.4	$10.85

Based upon the value at date of vest, the cumulative fair value of restricted shares that vested during the six months ended June 30, 2006 was $10.9 million. Compensation costs previously recognized with respect to these vested restricted shares was $8.7 million.

There is $22.2 million of unamortized compensation related to the unvested restricted shares outstanding at June 30, 2006. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.4 years.

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales price on the date prior to the grant date. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the option agreements. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances. Awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of our common stock on the grant date. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option, 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the 294,000 stock options granted during the quarter ended June 30, 2006 was $5.49. The weighted-average assumptions used during the quarter ended June 30, 2006 were as follows:

Dividend yield	0.0%
Expected volatility	40.0%
Risk-free interest rate	4.9%
Expected life (in years)	3.5

For the three and six months ended June 30, 2006, the Company recorded compensation expense relating to options of $2.0 million and $3.9 million, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to stock options was $813,000 and $1.6 million for the three and six months ended June 30, 2006.

The following table summarizes stock option activity during the six months ended June 30, 2006 (options in millions):

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2005	13.3	$8.26
Granted	1.0	12.44
Exercised	(2.5)	5.73
Surrendered	(0.8)	14.37

Outstanding at June 30, 2006	11.0	$8.76

The cumulative value in excess of the respective strike prices of stock options exercised for the six months ended June 30, 2006 was $24.4 million. Cash received from the exercise of stock options during the six months ended June 30, 2006 totaled $14.1 million.

The table below provides additional information related to stock options outstanding at June 30, 2006:

	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options (in millions)	10.4	6.6
Weighted-average exercise price	$8.67	$7.78
Aggregate intrinsic value at 6/30/06 (in millions)	$76.7	$56.8
Weighted-average remaining contractual term, in years	4.91	2.55

15.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	4.8%	4.7%	4.8%	11.0%
Nondeductible charges	0.8%	-4.1%	0.5%	37.7%
Other, net	-0.4%	2.3%	-0.1%	-15.9%

Actual income tax rate	40.2%	37.9%	40.2%	67.8%

16.  Business Segments

The Company currently has two operating business segments, Asset Management and Global Markets, and a Corporate segment. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Global Markets segment provides a broad range of customized trade execution products and services across multiple asset classes for broker-dealers, institutions and issuer companies. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the Company’s corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, investor and public relations expenses and directors’ and officers’ insurance.

The Company’s revenues, income from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions):

	Asset Management	Global Markets	Corporate	Consolidated Total
For the three months ended June 30, 2006:
Revenues	$14.2	$182.1	$8.4	$204.6
Income (loss) from continuing operations before income taxes[1]	2.3	49.0	(0.5)	50.8
Total assets	107.5	1,346.1	266.4	1,720.0

For the three months ended June 30, 2005:
Revenues	$7.9	$98.5	$5.3	$111.7
(Loss) income from continuing operations before income taxes[2]	(2.9)	(6.3)	0.2	(9.0)
Total assets	36.7	945.4	328.6	1,310.7

	Asset Management	Global Markets	Corporate	Consolidated Total
For the six months ended June 30, 2006:
Revenues	$85.0	$370.0	$26.1	$481.1
Income from continuing operations before income taxes[1]	29.0	97.5	6.2	132.8
Total assets	107.5	1,346.1	266.4	1,720.0

For the six months ended June 30, 2005:
Revenues	$26.0	$206.4	$16.8	$249.2
Income (loss) from continuing operations before income taxes[2]	2.2	(7.0)	6.1	1.3
Total assets	36.7	945.4	328.6	1,310.7

[1]	– Global Markets segment includes $482,000 and $8.5 million in Writedown of assets and lease loss accrual for the three and six months ended June 30, 2006 (described in Footnote 8).
[2]	– Global Markets segment includes $4.5 million in Writedown of assets and lease loss accrual and Asset Management includes $2.0 million in Regulatory charges and related matters for both the three and six months ended June 30, 2005 (described in Footnote 8 and Footnote 11, respectively).
Totals	may not add due to rounding

17.  Subsequent Event

On July 10, 2006, the Company announced that it has agreed to acquire ValuBond, Inc., a privately held firm that provides electronic access and trade execution products for the fixed income market, for $18.2 million in cash. The close of the transaction is subject to receipt of appropriate regulatory approvals and is expected to be completed within six months of the announcement date.

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

•	Asset Management—Our Asset Management business, Deephaven Capital Management (“Deephaven”), is a global multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $3.1 billion as of June 30, 2006, down from $3.4 billion of assets under management as of June 30, 2005.

•	Global Markets—We provide a broad range of customized trade execution products and services across multiple asset classes for broker-dealers, institutions and issuer companies. We make a market or trade in nearly every U.S. equity security and provide trade executions in a large number of international securities.

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

In December 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. (“Citigroup”). In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

The following table sets forth: (i) Revenues, (ii) Expenses excluding Regulatory charges and related matters and Writedown of assets and lease loss accrual (“Operating Expenses”) and (iii) Income (loss) from continuing operations before Regulatory charges and related matters, Writedown of assets and lease loss accrual and income tax expense (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Asset Management
Revenues	$14.2	$7.9	$85.0	$26.0
Operating Expenses	11.9	8.8	56.0	21.8

Pre-Tax Operating Earnings	2.3	(0.9)	29.0	4.2

Global Markets
Revenues	182.1	98.5	370.0	206.4
Operating Expenses	132.6	100.3	264.0	208.9

Pre-Tax Operating Earnings	49.5	(1.8)	106.0	(2.5)

Corporate
Revenues	8.4	5.3	26.1	16.8
Operating Expenses	8.9	5.1	19.9	10.7

Pre-Tax Operating Earnings	(0.5)	0.2	6.2	6.1

Consolidated
Revenues	204.6	111.7	481.1	249.2
Operating Expenses	153.4	114.2	339.8	241.4

Pre-Tax Operating Earnings	$51.2	$(2.5)	$141.3	$7.8

Totals may not add due to rounding.

Consolidated Revenues for the three months ended June 30, 2006 increased $92.9 million, or 83.2% from the same period a year ago, while consolidated Operating Expenses increased $39.2 million or 34.3%. Overall, Consolidated Pre-Tax Operating Earnings for the three months ended June 30, 2006 increased $53.7 million from the same period a year ago, primarily attributable to stronger results in Global Markets.

Consolidated Revenues for the six months ended June 30, 2006 increased $231.8 million, or 93.0% from the same period a year ago, while Consolidated Operating Expenses increased $98.4 million or 40.7%. Overall, Consolidated Pre-Tax Operating Earnings for the six months ended June 30, 2006 increased $133.5 million from the same period a year ago, primarily attributable to stronger results across all segments.

The changes in our Pre-Tax Operating Earnings by segment from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006, respectively, are summarized as follows:

•	Asset Management—Our Pre-Tax Operating Earnings from Asset Management for the three and six months ended June 30, 2006 were higher than for the comparable periods in 2005 primarily due to higher blended fund returns offset, in part, by lower assets under management and higher profitability-based compensation.

•	Global Markets—For the three and six months ended June 30, 2006, our Pre-Tax Operating Earnings from Global Markets improved significantly from negative results from the same periods a year ago, primarily due to the expansion of our electronic trading effort and automation of executions of most of our broker-dealer order flow, increased revenue capture metrics and volumes and improved market conditions.

•	Corporate—For all periods presented, the results of our Corporate segment were positively impacted by gains on the sales of our investments in the International Securities Exchange, Inc. (“ISE”) and the Nasdaq Stock Market, Inc. (“Nasdaq”). Included in Revenues and Pre-Tax Operating Earnings for the three and six months ended June 30, 2006 is a pre-tax gain of $7.1 million related to the sale of a part of the Company’s equity ownership in the ISE. Included in Revenues and Pre-Tax Operating Earnings for the three and six months ended June 30, 2005 is a pre-tax gain of $9.6 million related to the sale of a portion of our equity ownership in the ISE and gains of $8.1 million and $8.2 million for the three and six months ended June 30, 2005, respectively, related to the sale of a portion of the Company’s investment in Nasdaq. Excluding these gains, Pre-Tax Operating Earnings increased by $9.9 million and $10.8 million for the three and six month periods ended June 30, 2006, respectively, due to higher returns on our Deephaven corporate investments.

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

Trends

We believe that our continuing operations are currently impacted by the following trends that may affect our financial condition and results of operations:

•	Over the past several years, the effects of market structure changes, competition and market conditions have resulted in a lower revenue capture per U.S. equity dollar value traded in our Global Markets operations.

•	Retail broker-dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•	Broker-dealer clients continue to focus on statistics measuring the quality of equity executions (including speed of executions and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market-makers have increased the level of automation within their operations. The greater focus on execution quality has resulted in greater competition in the marketplace, which has negatively impacted the revenue capture metrics of the Company and other market-making firms.

•	Market structure changes, competition and market conditions have triggered an industry shift toward market-makers charging explicit commissions or commission equivalents to institutional clients for executions in U.S. equities. For the majority of our institutional client orders, we currently charge explicit fees in the form of commissions or commission equivalents. In addition, institutional commission rates have fallen in the past few years, and may continue to fall in the future.

•	Due to regulatory scrutiny over the past several years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional clients allocate commissions to broker-dealers based on the quality of executions. In the past, institutional equity commissions were primarily allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•	There has been increased scrutiny of equity and option market-makers, hedge funds and soft dollar practices by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been consolidation among market centers over the past year, and several regional exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (e.g., ECNs) and compete within the OTC and listed trading venues.

•	There has been a proliferation of firms offering alternative investments, which has had the effect of materially increasing competition for new investor assets.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from U.S. securities trading and market-making activities from Global Markets. Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of Direct Edge and Hotspot and the growth of our soft dollar and commission recapture activity as well as by changes in execution fees charged to clients and fees earned for directing trades to certain destinations for execution and from certain market data providers.

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

Investment income and other income primarily represent income earned, net of losses, related to our corporate investment in the Deephaven Funds and our strategic investments. Such income is primarily affected by the level of our corporate investments in our Deephaven Funds and rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

Transaction-based expenses

Transaction-based expenses include transaction-based variable expenses directly incurred in conjunction with generating Net trading revenue and Commissions and fees and consist of Execution and clearance fees, Soft dollar and commission recapture expense, Payments for order flow and ECN rebates.

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to Nasdaq and other exchanges and regulatory bodies, and execution fees paid to third parties, primarily for executing trades on the New York Stock Exchange (“NYSE”) and other exchanges, and for executing orders through third party ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to ECNs, exchanges and certain regulatory bodies.

Soft dollar and commission recapture expense represent payments to institutions in connection with our soft dollar and commission recapture programs. Soft dollar and commission recapture expense fluctuates based on U.S. equity share volume executed on behalf of institutions.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and rebates for providing liquidity to our ECN, Direct Edge. Payments for order flow and ECN rebates fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow and ECN rebates also fluctuate based on our payment rates, U.S. equity share volume, our profitability and the mix of market orders and limit orders.

Other direct expenses

Other direct expenses primarily consist of Employee compensation and benefits, Communications and data processing, Professional fees, Depreciation and amortization and Occupancy and equipment rentals.

Employee compensation and benefits expense, our largest expense, primarily consists of salaries and wages paid to all employees and profitability-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to all other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses. The majority of compensation in Asset Management is determined based on a profitability-based formula, subject to certain minimum guaranteed payments. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

Three Months Ended June 30, 2006 and 2005

Continuing Operations

Revenues

	For the three months ended June 30,
	2006	2005	Change	% of Change
Total Revenues from Asset Management (in millions)	$14.2	$7.9	$6.2	78.2%

Average month-end balance of assets under management (millions)	$3,074.6	$3,268.5	$(193.9)	-5.9%
Quarterly fund return to investors*	0.7%	-1.3%	2.0%	NM

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds

NM - Not meaningful

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased to $14.2 million for the three months ended June 30, 2006, from $7.9 million for the comparable period in 2005. The increase is primarily due to higher incentive fees as a result of an increase in fund returns, partially offset by lower management fees due to lower average assets under management. The average month-end balance of assets under management for the three months ended June 30, 2006 was $3.1 billion, down from $3.3 billion for the comparable period in 2005. The blended quarterly fund return across all assets under management for the three months ended June 30, 2006 was a gain of 0.7%, up from a loss of 1.3% for the comparable period in 2005.

	For the three months ended June 30,
	2006	2005	Change	% of Change
Commissions and fees (millions)	$111.1	$68.0	$43.1	63.4%
Net trading revenue (millions)	68.2	27.1	41.2	152.2%
Interest and dividends, net (millions)	2.3	1.3	0.9	71.2%
Investment income and other (millions)	0.4	2.1	(1.6)	-78.4%

Total Revenues from Global Markets (millions)	$182.1	$98.5	$83.6	84.9%

U.S. equity dollar value traded ($ billions)	566.2	445.8	120.4	27.0%
U.S. equity trades executed (millions)	59.2	48.2	11.1	23.0%
Nasdaq and Listed equity shares traded (billions)	25.7	25.4	0.3	1.2%
OTC Bulletin Board and Pink Sheet shares traded (billions)	305.0	154.1	150.9	98.0%
Average revenue capture per U.S. equity dollar value traded (bps)	2.1	1.5	0.5	34.5%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 84.9% to $182.1 million for the three months ended June 30, 2006, from $98.5 million for the comparable period in 2005. Revenues for the three months ended

June 30, 2006 were positively impacted by improved market conditions, higher dollar volumes, an increase in revenue capture per U.S. equity dollar value traded, the expansion of our electronic trading effort and the automation of executions of most of our broker-dealer order flow. Additionally, revenues for the three months ended June 30, 2006 were positively impacted by the additions of Direct Trading, Direct Edge and Hotspot, which were acquired in June 2005, October 2005 and April 2006, respectively. Excluding the impact of Direct Trading, Direct Edge and Hotspot, total revenues from Global Markets would have increased 59.8% to $156.3 million in 2006, from $97.8 million in 2005. Revenues were also positively impacted by new fees charged to clients in connection with certain transaction-based regulatory costs incurred by the Company. These new fees increased Commissions and fees by $8.7 million in the second quarter of 2006 of which $2.4 million, $1.5 million and $4.8 million related to client transaction activity in the second quarter 2006, first quarter 2006 and 2005 and prior years, respectively.

Average revenue capture per U.S. equity dollar value traded was 2.1 basis points (“bps”) for the second quarter of 2006, up 34.5% from 1.5 bps in the second quarter of 2005. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $116.9 million and $68.4 million for the three months ended June 30, 2006 and 2005, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge and Hotspot.

	For the three months ended June 30,
	2006	2005	Change	% of Change
Total Revenues from Corporate (millions)	$8.4	$5.3	$3.1	59.4%

Average corporate investment balance in the Deephaven Funds (millions)	$242.5	$219.5	$23.0	10.5%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, increased to $8.4 million for the three months ended June 30, 2006, from $5.3 million for the comparable period in 2005. Income from our corporate investment in the Deephaven Funds increased to a gain of $0.9 million for the three months ended June 30, 2006, from a loss of $2.9 million for the comparable period in 2005. Included in the three months ended June 30, 2006 is a pre-tax gain of $7.1 million related to the sale of part of the Company’s equity investment in the ISE. Included in the three months ended June 30, 2005 is a pre-tax gain of $8.1 million related to the sale of part of our original equity investment in Nasdaq.

Transaction-based expenses

Execution and clearance fees increased 28.6% to $30.0 million for the three months ended June 30, 2006, from $23.3 million for the comparable period in 2005, primarily due to higher volumes. As a percentage of total revenue, execution and clearance fees decreased to 14.7% for the three months ended June 30, 2006, from 20.9% for the comparable period in 2005. These costs decreased as a percentage of revenue primarily due to the increase in revenues from Asset Management, which have no associated execution and clearance fees, and higher revenue capture. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions.

Soft dollar and commission recapture expense increased 18.5% to $17.4 million for the three months ended June 30, 2006, from $14.6 million for the comparable period in 2005, primarily due to the addition of the Direct Trading business in June 2005.

Payments for order flow and ECN rebates increased to $12.1 million for the three months ended June 30, 2006, from $3.6 million for the comparable period in 2005. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 5.9% for the three months ended June 30, 2006, from 3.2% for the comparable period in 2005. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and the addition of the Direct Edge business in October 2005.

Other direct expenses

Employee compensation and benefits expense increased 34.1% to $64.6 million for the three months ended June 30, 2006, from $48.2 million for the comparable period in 2005. As a percentage of total revenue, Employee compensation and benefits decreased to 31.6% for the three months ended June 30, 2006, from 43.2% for the comparable period in 2005. The increase on a dollar basis was primarily due to stronger overall results, which led to higher profitability-based compensation, and the addition of Direct Trading, Direct Edge and Hotspot. The number of full time employees in our continuing operations increased to 803 at June 30, 2006, from 704 at June 30, 2005, primarily due to the addition of our new businesses.

Communications and data processing expense increased 3.1% to $8.4 million for the three months ended June 30, 2006, from $8.2 million for the comparable period in 2005. Depreciation and amortization expense increased 42.6% to $5.3 million for the three months ended June 30, 2006, from $3.7 million for the comparable period in 2005 due to the purchase of additional fixed assets and additional expense related to the amortization of intangible assets in connection with the acquisitions of Direct Trading and Hotspot. Occupancy and equipment rentals expense increased 20.1% to $3.4 million for the three months ended June 30, 2006, from $2.8 million for the comparable period in 2005, primarily due to a $750,000, one-time benefit relating to a reduction of certain lease obligations at our former London office site in the second quarter of 2005. Excluding this one-time benefit, Occupancy and equipment rentals would have decreased by 5.0% due to the lease loss accrual recorded in the first quarter of 2006.

Professional fees increased 11.9% to $5.1 million for the three months ended June 30, 2006, from $4.6 million for the comparable period in 2005. The increase in 2006 was primarily due to increases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and consulting expenses.

Business development expense increased to $3.1 million for the three months ended June 30, 2006, from $1.7 million for the comparable period in 2005. The primary reason for the increase was higher expenses related to brand marketing and travel and entertainment costs.

Other expenses increased to $3.9 million for the three months ended June 30, 2006, from $3.4 million for the comparable period in 2005 due to increased general and administration costs.

For the three months ended June 30, 2006, the Company incurred charges of $482,000 in Writedowns of assets and lease loss accruals relating to costs associated with excess real estate capacity and writedown of fixed assets.

Our effective tax rates from continuing operations of 40.2% and 37.9% for the three months ended June 30, 2006 and 2005, respectively, differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Six Months Ended June 30, 2006 and 2005

Continuing Operations

Revenues

	For the six months ended June 30,
	2006	2005	Change	% of Change
Total Revenues from Asset Management (in millions)	$85.0	$26.0	$59.0	226.7%

Average month-end balance of assets under management (millions)	$3,009.2	$3,375.3	$(366.2)	-10.8%
Year-to-date fund return to investors*	9.2%	-0.2%	9.4%	NM

*	Year-to-date fund return represents the blended quarterly return across all assets under management in the Deephaven Funds

NM - Not meaningful

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased to $85.0 million for the six months ended June 30, 2006, from $26.0 million for the comparable period in 2005. The increase is primarily due to higher incentive fees as a result of an increase in fund returns, partially offset by lower management fees due to lower average assets under management. The average month-end balance of assets under management for the six months ended June 30, 2006 was $3.0 billion, down from $3.4 billion for the comparable period in 2005. The blended fund return across all assets under management for the six months ended June 30, 2006 was a gain of 9.2%, up from a loss of 0.2% for the comparable period in 2005.

	For the six months ended June 30,
	2006	2005	Change	% of Change
Commissions and fees (millions)	$213.1	$138.1	$74.9	54.2%
Net trading revenue (millions)	148.3	64.5	83.8	130.0%
Interest and dividends, net (millions)	4.6	1.8	2.8	157.0%
Investment income and other (millions)	4.0	2.0	2.0	99.7%

Total Revenues from Global Markets (millions)	$370.0	$206.4	$163.5	79.2%

U.S. equity dollar value traded ($ billions)	1,125.9	916.5	209.4	22.8%
U.S. equity trades executed (millions)	120.2	101.0	19.2	19.1%
Nasdaq and Listed equity shares traded (billions)	53.5	54.5	(0.9)	-1.7%
OTC Bulletin Board and Pink Sheet shares traded (billions)	678.7	449.8	228.8	50.9%
Average revenue capture per U.S. equity dollar value traded (bps)	2.2	1.6	0.6	34.0%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 79.2% to $370.0 million for the six months ended June 30, 2006, from $206.4 million for the comparable period in 2005. Revenues for the six months ended June 30, 2006 were positively impacted by improved market conditions, higher dollar volumes, an increase in revenue capture per U.S. equity dollar value traded, the expansion of our electronic trading effort and the automation of executions of most of our broker-dealer order flow. Additionally, revenues for the six months ended June 30, 2006 were positively impacted by the addition of Direct Trading, Direct Edge and Hotspot, which were acquired in June 2005, October 2005 and April 2006, respectively. Excluding the impact of Direct Trading, Direct Edge and Hotspot, total revenues from Global Markets would have increased 57.4% to $323.9 million in 2006, from $205.8 million in 2005. Revenues were also positively impacted by new fees charged to clients in connection with certain transaction-based regulatory costs incurred by the Company. These new fees increased Commissions and fees by $11.7 million for the six months ended June 30, 2006, of which $2.4 million, $2.2 million and $7.1 million related to client transaction activity in the second quarter 2006, first quarter 2006 and 2005 and prior years, respectively.

Average revenue capture per U.S. equity dollar value traded was 2.2 bps for the six months ended June 30, 2006, up 34.0% from 1.6 bps for the six months ended June 30, 2005. Core Equity Revenues were $245.5 million and $149.2 million for the six months ended June 30, 2006 and 2005, respectively. As previously noted, Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge and Hotspot.

	For the six months ended June 30,
	2006	2005	Change	% of Change
Total Revenues from Corporate (millions)	$26.1	$16.8	$9.3	55.6%

Average corporate investment balance in the Deephaven Funds (millions)	$263.5	$266.9	$(3.4)	-1.3%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, increased to $26.1 million for the six months ended June 30, 2006, from $16.8 million for the comparable period in 2005. Income from our corporate investment in the Deephaven Funds increased to a gain of $19.8 million for the six months ended June 30, 2006, from a loss of $3.1 million for the comparable period in 2005. Included in the six months ended June 30, 2006 is a pre-tax gain of $7.1 million related to the sale of part of the Company’s equity investment in the ISE. Included in the six months ended June 30, 2005 is a pre-tax gain of $9.6 million and $8.2 million related to the sale of part of the Company’s equity investment in the ISE and Nasdaq, respectively.

Transaction-based expenses

Execution and clearance fees increased 25.7% to $59.0 million for the six months ended June 30, 2006, from $46.9 million for the comparable period in 2005 primarily due to increased volumes. As a percentage of total revenue, execution and clearance fees decreased to 12.3% for the six months ended June 30, 2006, from 18.8% for the comparable period in 2005. These costs decreased as a percentage of revenue primarily due to the increase in revenues from Asset Management, which have no associated execution and clearance fees, and higher revenue capture. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions.

Soft dollar and commission recapture expense increased 16.4% to $35.1 million for the six months ended June 30, 2006, from $30.1 million for the comparable period in 2005, primarily due to the addition of the Direct Trading business in June 2005.

Payments for order flow and ECN rebates increased 100.2% to $22.0 million for the six months ended June 30, 2006, from $11.0 million for the comparable period in 2005. As a percentage of total revenue, Payments for order flow and ECN rebates increased slightly to 4.6% for the six months ended June 30, 2006, from 4.4% for the comparable period in 2005. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and the addition of the Direct Edge business in October 2005.

Other direct expenses

Employee compensation and benefits expense increased 56.3% to $164.2 million for the six months ended June 30, 2006, from $105.1 million for the comparable period in 2005. As a percentage of total revenue, Employee compensation and benefits decreased to 34.1% for the six months ended June 30, 2006, from 42.2% for the comparable period in 2005. The increase on a dollar basis was primarily due to stronger overall results, which led to higher profitability-based compensation, and the addition of Direct Trading, Direct Edge and Hotspot. The number of full-time employees in our continuing operations increased to 803 at June 30, 2006, from 704 at June 30, 2005, primarily due to the addition of our new businesses.

Communications and data processing expense was $16.0 million for each of the six months ended June 30, 2006 and 2005. Depreciation and amortization expense increased 21.1% to $9.7 million for the six months ended June 30, 2006, from $8.0 million for the comparable period in 2005 due to the purchase of additional fixed assets and additional expense related to the amortization of intangible assets in connection with the acquisitions of Direct Trading and Hotspot. Occupancy and equipment rentals expense decreased slightly to $6.8 million for the six months ended June 30, 2006, from $6.9 million for the comparable period in 2005, primarily due to a $750,000 one-time benefit relating to a reduction of certain lease obligations at our former London office site in the second quarter of 2005, offset by lower occupancy costs in the first half of 2006 due to the move from our old headquarters in Jersey City, N.J. in the second quarter of 2006.

Professional fees increased 37.7% to $11.5 million for the six months ended June 30, 2006, from $8.3 million for the comparable period in 2005. The increase in 2006 was primarily due to increases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and consulting expenses.

Business development expense increased to $5.3 million for the six months ended June 30, 2006, from $3.0 million for the comparable period in 2005. The primary reason for the increase was higher travel and entertainment costs.

Other expenses increased to $10.3 million for the six months ended June 30, 2006, from $6.1 million for the comparable period in 2005. Other expenses in 2006 include a short swing profit settlement of approximately $2.8 million relating to trading by two Deephaven funds in the shares of a company while the funds owned in aggregate more than 10% of the outstanding shares of the stock of that company.

For the six months ended June 30, 2006, the Company incurred charges of $8.5 million in writedowns of assets and lease loss accruals primarily relating to costs associated with excess real estate capacity in Jersey City, N.J.

Our effective tax rates from continuing operations of 40.2% and 67.8% for the six months ended June 30, 2006 and 2005, respectively, differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Discontinued Operations

The Loss from discontinued operations, net of tax on the Consolidated Statements of Operations was $266,000 for the six months ended June 30, 2005. See Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document for a further discussion.

Reconciliation of Total GAAP Expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by GAAP, the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-Q, the Company has disclosed its Operating Expenses and its Pre-Tax Operating Earnings to assist the reader in understanding the impact of Regulatory charges and related matters and Writedown of assets and lease loss accrual on the Company’s quarterly results for 2006 and 2005 by segment, thereby facilitating more useful period-to-period comparisons of the Company’s continuing businesses. For additional information related to segments, see Footnote 16 “Business Segments” included in Part I, Item 1 “Financial Statements” included in this document. Charts are presented in millions.

Total GAAP Expenses to Operating Expenses*

	For the three months ended June 30, 2006				For the six months ended June 30, 2006
	Asset Management	Global Markets	Corporate	Total	Asset Management	Global Markets	Corporate	Total
Transaction-based expenses	$—	$59.5	$—	$59.5	$—	$116.0	$—	$116.0
Other direct expenses	11.9	73.5	8.9	94.3	56.0	156.4	19.9	232.3

Total GAAP Expenses	11.9	133.0	8.9	153.9	56.0	272.4	19.9	348.3
Writedown of assets and lease loss accrual	—	(0.5)	—	(0.5)	—	(8.5)	—	(8.5)

Operating Expenses	$11.9	$132.6	$8.9	$153.4	$56.0	$264.0	$19.9	$339.8

	For the three months ended June 30, 2005				For the six months ended June 30, 2005
	Asset Management	Global Markets	Corporate	Total	Asset Management	Global Markets	Corporate	Total
Transaction-based expenses	$—	$41.6	$—	$41.6	$—	$88.0	$—	$88.0
Other direct expenses	10.8	63.2	5.1	79.2	23.8	125.4	10.7	160.0

Total GAAP Expenses	10.8	104.8	5.1	120.7	23.8	213.4	10.7	248.0
Writedown of assets and lease loss accrual	—	(4.5)	—	(4.5)	—	(4.5)	—	(4.5)
Regulatory charges and related matters	(2.0)	—	—	(2.0)	(2.0)	—	—	(2.0)

Operating Expenses	$8.8	$100.3	$5.1	$114.2	$21.8	$208.9	$10.7	$241.4

*	Totals may not add due to rounding.

Pre-Tax GAAP Income to Pre-Tax Operating Earnings*

	For the three months ended June 30, 2006				For the six months ended June 30, 2006
	Asset Management	Global Markets	Corporate	Total	Asset Management	Global Markets	Corporate	Total
Pre-tax GAAP Income from Continiung Operations	$2.3	$49.0	$(0.5)	$50.8	$29.0	$97.5	$6.2	$132.8
Writedown of assets and lease loss accrual	—	0.5	—	0.5	—	8.5	—	8.5

Pre-tax Operating Earnings	$2.3	$49.5	$(0.5)	$51.2	$29.0	$106.0	$6.2	$141.3

	For the three months ended June 30, 2005				For the six months ended June 30, 2005
	Asset Management	Global Markets	Corporate	Total	Asset Management	Global Markets	Corporate	Total
Pre-tax GAAP Income from Continiung Operations	$(2.9)	$(6.3)	$0.2	$(9.0)	$2.2	$(7.0)	$6.1	$1.3
Writedown of assets and lease loss accrual	—	4.5	—	4.5	—	4.5	—	4.5
Regulatory charges and related matters	2.0	—	—	2.0	2.0	—	—	2.0

Pre-tax Operating Earnings	$(0.9)	$(1.8)	$0.2	$(2.5)	$4.2	$(2.5)	$6.1	$7.8

*	Totals may not add due to rounding.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and from the proceeds from the sale of our Derivative Markets segment in 2004. As of June 30, 2006, we had $1.7 billion in assets, 63.2% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and American Stock Exchange markets. At June 30, 2006, the Company had net current assets, which consist of net assets readily convertible into cash, of approximately $278.6 million. Additionally, our corporate investment in the Deephaven Funds was $228.9 million at June 30, 2006. The majority of this investment can be liquidated upon request to Deephaven subject to a ninety-day written notification period and monthly redemption limits.

The Company has previously disclosed its intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Global Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock or debt. In June 2005, the Company acquired, for cash, the business of Direct Trading Institutional, Inc. (now operating as Direct Trading), a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform. The acquisition of the business of Direct Trading contains a two-year contingency from the date of closing for additional consideration based on the profitability of the business. In October 2005, the Company acquired, for cash, the business of the ATTAIN ECN, an alternative trading system that operates an electronic communications network (ECN) for the trading of Nasdaq securities. This business currently operates under the name, Direct Edge. The acquisition of Direct Edge contains a four-year contingency from the date of closing for additional consideration based on meeting certain revenue and client retention metrics. In April 2006, the Company acquired, for $77.5 million in cash, Hotspot FX, Inc., a leading electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform. In July 2006, the Company announced that it has agreed to acquire, for $18.2 million in cash, ValuBond, Inc., a privately held firm that provides electronic access and trade execution products for the fixed income market. The transaction is expected to close within six months from the announcement date, subject to regulatory approval. No assurance can be given with respect to the business effect of these transactions or the timing, likelihood or business effect of any other possible transaction.

As discussed elsewhere in this document, we sold our Derivative Markets business for approximately $237 million in cash in December 2004. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. In the first quarter of 2005, the result of this adjustment and other expenses related to the sale resulted in a loss of $266,000, net of tax.

Income (loss) from continuing operations before income taxes was $50.8 million and ($9.0 million) for the three months ended June 30, 2006 and 2005, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization. Depreciation expense from continuing operations was $4.0 million and $3.6 million for the three months ended June 30, 2006 and 2005, respectively. Amortization expense from continuing operations, which related to intangible assets, was $1.3 million and $155,000 for the three months ended June 30, 2006 and 2005, respectively.

Capital expenditures related to our continuing operations were $3.8 million and $4.9 million during the three months ended June 30, 2006 and 2005, respectively. Purchases, net of proceeds, from strategic investments and acquisitions related to our continuing operations were $77.3 million for the three months ended June 30, 2006 and $34.6 million for the three months ended June 30, 2005, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment in the Deephaven Funds decreased by $49.1 million for the three months ended June 30, 2006 compared to a decrease of $87.9 million during the three months ended June 30, 2005. The change in the balance of our corporate investment in the Deephaven Funds for the three months ended June 30, 2006 primarily relates to redemptions of $50.0 million. The change in the balance of our corporate investment in the Deephaven Funds for the three months ended June 30, 2005 primarily related to net redemptions of $85.0 million.

At its April 18, 2006 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $345 million to $495 million. The Company repurchased approximately 1.4 million shares under the stock repurchase program during the second quarter of 2006 for $23.4 million. Through June 30, 2006, the Company had repurchased 39.0 million shares for $319.3 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 104.4 million shares of Class A Common Stock outstanding as of June 30, 2006.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and NASD prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Additionally, our foreign registered broker-dealers and Futures Commission Merchant are subject to capital adequacy requirements of their respective regulatory authorities. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at June 30, 2006, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
KEM	$88.2	$6.1	$82.1
KCM	21.6	2.2	19.4
KEMIL	21.9	8.1	13.8

We have no long-term debt at June 30, 2006 nor do we currently have any material long-term debt commitments for the rest of 2006. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual—It is the Company’s policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, the Company’s policy is to accrue future costs related to excess capacity using a discounted cash flow analysis. We continually monitor the market rates for office space and the amount of available office space in Jersey City, N.J. to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, on an annual basis, or when an event occurs or circumstances change that signify the existence of impairment.

Goodwill of $105.4 million as of June 30, 2006 is all related to our Global Markets segment. Goodwill is related to the purchases of our listed equities market-maker, KCM, the business of Donaldson, the shares of the minority investors in Knight Roundtable Europe Limited, our subsidiary that owns KEMIL, the businesses now operating as Direct Trading, Direct Edge and Hotspot. During our annual test for impairment completed in the second quarter of 2006, we determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Intangible assets, less accumulated amortization, of $62.7 million as of June 30, 2006 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchase of the business of Donaldson, which represents $10.5 million of the balance, Direct Trading, which represents $17.7 million of the balance and Hotspot, which represents $34.4 million. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, which we have determined to range from two to thirty years. During our annual test for impairment completed in June 2006, we determined that there was no impairment of these intangible assets.

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

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on the strategic investments has occurred due to declines in fair value or other market conditions, the investment is written down to its impairment value. The Company reviewed its strategic investments for impairment for the three months ended June 30, 2006 and determined that an impairment loss had not occurred.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Asset Management Fees—Deephaven earns asset management fees for sponsoring and managing the Deephaven Funds. These fees are recorded monthly as earned and are calculated as a percentage of each Deephaven Fund’s monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the particular Deephaven fund exceeds the greater of either the highest previous net asset value in that Deephaven fund or the net asset value at the time each investor in that fund made his purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds and the level of assets under management. If Deephaven’s Market Neutral

Fund, which represents approximately 40% of the total Deephaven assets under management, recognizes a loss in the second half of a calendar year, the Incentive Allocation Fee is recalculated on an annual rather than a semi-annual basis. As such, the Incentive Allocation Fee may be negative for certain periods, but not lower than zero on a year-to-date basis.

Writedown of Fixed Assets—Writedowns of fixed assets are recognized when it is determined that the fixed assets are impaired. The amount of the impairment is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a periodic basis.

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

A portion of our Employee compensation and benefits expense on the Consolidated Statements of Operations represents discretionary bonuses, which are accrued for throughout the year and paid after the end of the year. Among many factors, discretionary bonus accruals, in general, are influenced by the Company’s overall performance and competitive industry compensation levels.

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

In July 2006 the FASB issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the way companies account for uncertainty in income taxes. FIN 48 provides guidance related to a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken as a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at June 30, 2006 and 2005 was $577.8 million and $360.7 million, respectively, in long positions and $530.6 million and $321.6 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $4.7 million loss and a $3.9 million loss as of June 30, 2006 and 2005, respectively, due to the offset of gains in short positions with the losses in long positions.

As of June 30, 2006, we had a $228.9 million corporate investment in the Deephaven Funds, $175.4 million of which was invested in the Market Neutral Fund. The general objective of market neutral investment strategies is to seek to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event arbitrage, relative value equity and distressed debt. Because the primary basis of the Deephaven Funds’ market neutral strategy is endeavoring to capture mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading strategies also involve other substantial risks, for example, the disruption in historical pricing relationships and the risk of a tightening of dealer credit, forcing the premature liquidation of positions. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

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

Operational Risk

Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures. The Company incurs operational risk across all of its business activities, including revenue generating activities as well as support functions. Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.”

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

On May 2, 2006, Deephaven announced that its offer of settlement had been approved by the Commission. Without admitting or denying the allegations in the SEC’s complaint, and as part of the settlement, Deephaven was required to disgorge approximately $2.7 million, pay approximately $343,000 in pre-judgment interest and pay approximately $2.7 million as a civil penalty. In May 2006, these amounts were paid to the Clerk of the Court. As part of the settlement, the SEC staff filed a civil complaint in Federal District Court in which it was alleged that Deephaven traded in possession of material non-public information concerning 19 PIPEs offerings. The Commission also alleged Deephaven had a duty to maintain the information in confidence and refrain from trading. The complaint alleged violations of the anti-fraud provisions of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. As part of the settlement, Deephaven was permanently enjoined from violating these provisions of law.

The settlement resolved the matters for which Deephaven received a Wells Notice from the staff of the SEC. The former Deephaven employee who also received a Wells Notice agreed to settle the allegations made by the SEC against him. Deephaven is not responsible for the penalties assessed against the former employee.

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

Item 2.	Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the second quarter of 2006:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2006— April 30, 2006	638,007	$16.70	600,000	$188,938,786
May 1, 2006— May 31, 2006	833,311	16.09	826,000	175,654,525
June 1, 2006— June 30, 2006	60,449	15.50	—	175,654,525

Total	1,531,767	16.32	1,426,000

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $460 million to a total of $495 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005 and October 18, 2005 and April 18, 2006. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The repurchase program has no set expiration or termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 10, 2006 (the “Annual Meeting”) for purposes of: (i) electing its Board of Directors; (ii) approving the Knight Capital Group, Inc. 2006 Equity Incentive Plan; and (iii) ratifying the appointment of its independent auditors.

The Company’s Board of Directors currently consists of a total of nine individuals. At the Company’s Annual Meeting holders of the Company’s Class A Common Stock elected the following eight people who were each nominated by the Board of Directors to serve as directors for a term of one year.

The following sets forth the results of the election of directors:

DIRECTORS

NAME OF NOMINEE	FOR	%	WITHHELD	%
William L. Bolster	86,685,402	90.61%	8,986,316	9.39%
Charles V. Doherty	79,395,418	82.99%	16,276,300	17.01%
Gary R. Griffith	82,412,842	86.14%	13,258,876	13.86%
Thomas M. Joyce	89,022,910	93.05%	6,648,808	6.95%
Robert M. Lazarowitz	77,196,724	80.69%	18,474,994	19.31%
Thomas C. Lockburner	89,608,205	93.66%	6,063,513	6.34%
James T. Milde	86,695,002	90.62%	8,976,716	9.38%
Rodger O. Riney	75,547,672	78.97%	20,124,046	21.03%

No proxies were solicited from the holders of Class B Common Stock since no such shares are outstanding. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement. On July 24, 2006, the Company’s Board of Directors unanimously elected Laurie M. Shahon to the Company’s Board of Directors.

The Knight Capital Group, Inc. 2006 Equity Incentive Plan was approved by the stockholders with 51,254,828 votes FOR (74.84%), 17,143,975 votes AGAINST (25.03%), and 87,253 (0.13%) votes ABSTAINED. Under applicable law, abstentions are counted as votes against this proposal. There were 27,185,662 BROKER NON-VOTES cast on this matter which were disregarded and had no effect on the outcome of the vote.

The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2006 was approved by the stockholders with 95,266,204 votes FOR (99.57%), 379,188 votes AGAINST (0.4%), and 26,326 (0.03%) votes ABSTAINED. Under applicable law, abstentions are counted as votes against this proposal. No BROKER NON-VOTES were cast on this matter.

Further information regarding these matters is contained in the Company’s Proxy Statement dated April 5, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of August, 2006.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer

By:	/s/ JOHN B. HOWARD
Chief Financial Officer (Chief Accounting Officer)