Form 10-Q
period 2006-09-30
KNIGHT CAPITAL GROUP, INC.
filed 2006-11-09
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

At November 7, 2006 the number of shares outstanding of the Registrant’s Class A Common Stock was 104,917,198 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues
Commissions and fees	$95,739,820	$74,860,136	$308,790,246	$212,998,365
Net trading revenue	42,845,803	52,348,902	191,105,022	116,821,896
Asset management fees	50,535,992	41,983,284	135,122,744	67,900,813
Interest and dividends, net	5,175,455	1,763,330	11,264,764	6,319,167
Investment income and other	15,710,851	13,140,857	44,802,177	29,286,211

Total revenues	210,007,921	184,096,509	691,084,953	433,326,452

Transaction-based expenses
Execution and clearance fees	22,100,471	24,584,539	81,051,228	71,479,360
Soft dollar and commission recapture expense	16,430,944	15,902,532	51,493,959	46,036,887
Payments for order flow and ECN rebates	9,662,643	3,857,048	31,662,062	14,843,211

Total transaction-based expenses	48,194,058	44,344,119	164,207,249	132,359,458

Revenues, net of transaction-based expenses	161,813,863	139,752,390	526,877,704	300,966,994

Other direct expenses
Employee compensation and benefits	82,546,389	68,267,912	246,718,114	173,319,157
Communications and data processing	8,483,788	7,969,419	24,525,721	23,934,639
Depreciation and amortization	5,446,285	4,209,028	15,178,859	12,245,859
Professional fees	3,737,064	6,056,274	15,212,425	14,388,019
Business development	3,371,117	1,616,485	8,627,797	4,617,599
Occupancy and equipment rentals	3,163,697	3,238,952	9,914,296	10,186,066
Writedown of assets and lease loss accrual	—	5,509,360	8,479,703	10,055,252
Regulatory charges and related matters	—	—	—	2,000,000
Other	2,924,751	2,784,784	13,269,731	8,864,251

Total other direct expenses	109,673,091	99,652,214	341,926,646	259,610,842

Income from continuing operations before income taxes	52,140,772	40,100,176	184,951,058	41,356,152
Income tax expense	20,680,551	16,136,536	74,019,208	16,988,471

Net income from continuing operations	31,460,221	23,963,640	110,931,850	24,367,681
Income from discontinued operations, net of tax	—	387,934	—	122,007

Net income	$31,460,221	$24,351,574	$110,931,850	$24,489,688

Basic earnings per share from continuing operations	$0.31	$0.24	$1.10	$0.23

Diluted earnings per share from continuing operations	$0.30	$0.23	$1.05	$0.23

Basic and diluted earnings per share from discontinued operations	$—	$—	$—	$—

Basic earnings per share	$0.31	$0.24	$1.10	$0.23

Diluted earnings per share	$0.30	$0.23	$1.05	$0.23

Shares used in computation of basic earnings per share	102,199,516	101,264,048	101,286,562	104,791,642

Shares used in computation of diluted earnings per share	106,469,308	103,724,202	105,951,813	107,955,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2006	December 31, 2005
Assets

Cash and cash equivalents	$186,734,507	$230,591,067
Securities owned, held at clearing brokers, at market value	551,598,006	380,366,778
Receivable from brokers and dealers	410,866,093	229,828,734
Investment in Deephaven sponsored funds	203,008,086	281,656,753
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	67,000,963	67,656,533
Strategic investments	38,393,130	31,896,425
Goodwill	118,084,040	47,682,880
Intangible assets, less accumulated amortization	61,408,907	29,773,442
Other assets	153,029,080	116,563,732

Total assets	$1,790,122,812	$1,416,016,344

Liabilities and Stockholders’ Equity

Liabilities
Securities sold, not yet purchased, at market value	$524,896,966	$345,457,499
Payable to brokers and dealers	69,314,171	35,102,415
Accrued compensation expense	163,878,236	117,763,834
Accrued expenses and other liabilities	77,030,897	94,244,447

Total liabilities	835,120,270	592,568,195

Stockholders’ equity
Class A Common Stock, $0.01 par value;
Shares authorized: 500,000,000;
Shares issued: 144,769,159 at September 30, 2006 and 139,745,722 at December 31, 2005;
Shares outstanding: 105,604,165 at September 30, 2006 and 102,966,359 at December 31, 2005	1,447,692	1,397,457
Additional paid-in capital	512,714,027	452,839,356
Retained earnings	764,445,541	653,513,691
Treasury stock, at cost; 39,164,994 shares at September 30, 2006 and 36,779,363 shares at December 31, 2005	(332,310,837)	(294,652,742)
Accumulated other comprehensive income, net of tax	8,706,119	10,350,387

Total stockholders’ equity	955,002,542	823,448,149

Total liabilities and stockholders’ equity	$1,790,122,812	$1,416,016,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2006	2005 Revised*
Cash flows from operating activities
Net income	$110,931,850	$24,489,688
Income from discontinued operations, net of tax	—	122,007

Income from continuing operations, net of tax	110,931,850	24,367,681
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	15,178,859	12,245,859
Income tax benefit on stock awards exercised	—	4,862,396
Stock-based compensation	17,289,434	9,965,376
Deferred rent	645,195	396,958
Writedown of assets and lease loss accrual	8,479,703	10,055,252
Unrealized loss on strategic investments	1,906,566	708,178
Unrealized gain on investments in Deephaven sponsored funds	(24,667,858)	(11,518,200)
Operating activities from discontinued operations	—	122,007
(Increase) decrease in operating assets
Securities owned	(171,231,228)	(121,907,440)
Receivable from brokers and dealers	(181,037,359)	(9,450,118)
Other assets	(39,093,954)	10,186,580
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	179,439,467	122,199,036
Payable to brokers and dealers	34,211,756	5,889,153
Accrued compensation expense	44,860,340	(28,640,677)
Accrued expenses and other liabilities	(36,616,038)	(51,906,862)

Net cash used in operating activities	(39,703,267)	(22,424,821)

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(9,601,381)	(23,150,560)
Redemption of (investment in) Deephaven sponsored funds	103,316,525	(55,000,000)
(Purchases of) proceeds from strategic investments	(11,183,099)	2,308,016
Purchases of businesses, net of cash acquired	(77,653,576)	(34,354,151)
Contingency payments on purchases of businesses	(14,660,533)	—

Net cash used in investing activities	(9,782,064)	(110,196,695)

Cash flows from financing activities
Stock options exercised	24,946,428	16,903,069
Income tax benefit on stock awards exercised	17,689,045	—
Cost of common stock repurchased	(37,006,702)	(146,262,736)

Net cash provided by (used in) financing activities	5,628,771	(129,359,667)

Decrease in cash and cash equivalents	(43,856,560)	(261,981,183)
Cash and cash equivalents at beginning of period	230,591,067	445,539,282

Cash and cash equivalents at end of period	$186,734,507	$183,558,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$124,971	$112,234

Cash paid for income taxes	$94,486,937	$45,701,637

Supplemental disclosure of noncash investing activities:
Goodwill	$55,740,624	$20,747,429
Intangible assets	35,000,000	20,000,000
Fixed assets	1,714,655	—
Receivable from brokers and dealers	—	1,927,262
Other net liabilities	(14,801,703)	(8,320,540)

Cash paid for purchases of businesses, net of cash acquired	$77,653,576	$34,354,151

*	Amounts have been revised to separately disclose the operating portions of the cash flows attributable to our discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

1. Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment. As of September 30, 2006, the Company’s operating business segments from continuing operations comprised the following operating subsidiaries:

Asset Management

•	Deephaven Capital Management LLC (“Deephaven”) is the investment adviser to and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K., and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission.

Global Markets

•	Knight Equity Markets, L.P. (“KEM”) operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in The Nasdaq Stock Market and on the OTC Bulletin Board. KEM also operates the Company’s domestic institutional sales business. Additionally, Donaldson & Co. (“Donaldson”), a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC” or “Commission”) and is a member of The Nasdaq Stock Exchange (“Nasdaq”), National Association of Securities Dealers (“NASD”), the International Securities Exchange, LLC, the National Stock Exchange and the National Futures Association (“NFA”).

•	Knight Capital Markets LLC (“KCM”) operates as a market-maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of Nasdaq and the NASD.

•	Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for institutional and broker-dealer clients in U.S., European and international equities. KEMIL is authorized and regulated by the FSA and is a member of the London Stock Exchange, Deutsche Börse AG, Euronext N.V. (incorporating Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris), Borsa Italiana, OMX (incorporating the Copenhagen Stock Exchange, Helsinki Stock Exchange and Stockholm Stock Exchange), Oslo Børs and virt-x.

•	Direct Trading Institutional, L.P. (“Direct Trading”) provides institutions with direct market access trading through an advanced electronic platform. The business of Direct Trading was acquired in June 2005. Direct Trading is a broker-dealer registered with the SEC and is a member of Nasdaq, the NASD and the NFA.

•	Direct Edge ECN LLC (“Direct Edge”) operates as an electronic communications network (“ECN”). Direct Edge is a liquidity destination offering the ability to match trades in Nasdaq National Market, Nasdaq SmallCap and NYSE and AMEX listed securities by displaying orders in the Nasdaq Market Center or the NASD Alternative Display Facility. The business of Direct Edge was acquired in October 2005. Direct Edge is a broker-dealer registered with the SEC and is a member of Nasdaq, the NASD and the National Stock Exchange.

•	Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions and dealers with spot foreign exchange executions through an advanced, fully electronic platform. Hotspot was acquired effective April 1, 2006. One Hotspot subsidiary is regulated by the FSA and another Hotspot subsidiary is a Futures Commission Merchant registered with the Commodity Futures Trading Commission and is a member of the NFA.

Effective October 2, 2006, the Company completed its acquisition of ValuBond, Inc., a privately held firm that provides electronic access and trade execution products for the fixed income market. For more information on this transaction, see Footnote 17 “Subsequent Event.”

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

Investments classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income, net of tax within Stockholders’ equity on the Consolidated Statements of Financial Condition. Investments not recorded in the Company’s broker-dealer subsidiaries which do not have a readily determinable fair value are recorded at amortized cost.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to impairment value.

Treasury stock

The Company records its purchases of treasury stock at cost as a separate component of Stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions.

Foreign currencies

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment income and other on the Company’s Consolidated Statements of Income.

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

Writedown of fixed assets

Writedowns of fixed assets are recognized when it is determined that the fixed assets are impaired. The amount of the impairment writedown is determined by the difference between the carrying amount and the estimated fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a periodic basis.

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

Discontinued operations

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, the revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included in Income from discontinued operations, net of tax, on the Consolidated Statements of Income for all periods presented.

Stock-based compensation

On January 1, 2006, the Company adopted SFAS No. 123-R, Share-Based Payment (“SFAS No. 123-R”), using the “modified prospective method.” Under SFAS No. 123-R, the grant date fair values of stock-based employee awards that require future service are amortized over the relevant service period. Prior to the adoption of SFAS No. 123-R, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option plans. As options that were granted to employees prior to the adoption of SFAS No. 123-R were granted at the then market value, no compensation expense had been recognized for the fair values of such grants under APB 25.

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

Additionally, SFAS No. 123-R requires expected forfeitures to be considered in determining stock-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to the Company’s actual compensation expense in the case of restricted shares, or pro-forma compensation expense in the case of options, when an employee left the firm and forfeited the award. For the three and nine months ended September 30, 2006, the firm recorded a benefit for expected forfeitures on all outstanding stock-based awards. The benefit recorded did not have a material impact on the results of operations for the three and nine months ended September 30, 2006.

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

Prior to the adoption of SFAS No. 123-R, the firm presented all tax benefits resulting from stock-based compensation as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123-R requires cash flows resulting from tax deductions in excess of the grant-date fair values of stock-based awards to be included in cash flows from financing activities. The income tax benefit on stock awards exercised of $17.7 million related to stock-based compensation included in cash flows from financing activities in the nine months ended September 30, 2006 would previously have been included in cash flows from operating activities.

Had compensation expense for the Company’s options been determined based on the fair values at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro forma net income and earnings per share amounts for the three and nine months ended September 30, 2005 would have been as follows (in millions, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$24.4	$24.5
Pro forma compensation expense determined under fair value based method, net of tax	(1.1)	(4.1)

Pro forma net income	$23.3	$20.3

Basic earnings per share, as reported	$0.24	$0.23
Diluted earnings per share, as reported	$0.23	$0.23
Pro forma basic earnings per share	$0.23	$0.19
Pro forma diluted earnings per share	$0.22	$0.19

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

3. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	September 30, 2006	December 31, 2005
Securities owned:
Equities	$544.2	$372.0
U.S. government obligations and other	7.4	8.4

	$551.6	$380.4

Securities sold, not yet purchased:
Equities	$524.9	$345.5

4. Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	September 30, 2006	December 31, 2005
Receivable:
Clearing brokers and other	$318.2	$182.0
Securities failed to deliver	77.2	42.1
Deposits for securities borrowed	15.5	5.7

	$410.9	$229.8

Payable:
Securities failed to receive	$47.7	$34.2
Clearing brokers and other	21.6	0.9

	$69.3	$35.1

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

The goodwill balance of $118.1 million at September 30, 2006 relates to the Global Markets segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill increased by $28.5 million in 2005 resulting from the purchase of the businesses now operating as Direct Trading and Direct Edge. In the first nine months of 2006, the Company paid $14.7 million relating to contingency payment obligations incurred in the acquisition of the businesses now operating as Direct Edge and Direct Trading. In addition, during the first nine months of 2006, goodwill increased by $55.7 million in connection with the acquisition of Hotspot.

At September 30, 2006, the Company had intangible assets, net of accumulated amortization, of $61.4 million, all included within the Global Markets segment. Intangible assets increased by $35.0 million in April 2006 in connection with the acquisition of Hotspot. Intangible assets are being amortized over the remaining useful lives, which have been determined to range from two to thirty years and primarily represent client relationships.

The Company recorded amortization expense related to its intangible assets of $1.3 million and $3.4 million for the three and nine months ended September 30, 2006, respectively. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $1.3 million for the remainder of 2006, $5.2 million in 2007 and 2008, $4.6 million in 2009 and $4.4 million in 2010.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization for the nine months ended September 30, 2005 and 2006, respectively (in millions).

	Goodwill	Intangible Assets
Balance at January 1, 2005	$19.2	$11.5
Purchase of Direct Trading business	20.7	20.0
Amortization expense	—	(1.0)

Balance at September 30, 2005	$39.9	$30.5

Balance at January 1, 2006	$47.7	$29.8
Contingency payment obligations	14.7	—
Purchase of Hotspot	55.7	35.0
Amortization expense	—	(3.4)

Balance at September 30, 2006	$118.1	$61.4

6. Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.8 billion of assets under management in the Deephaven Funds as of September 30, 2006 and $2.9 billion as of December 31, 2005, the Company had corporate investments of $203.0 million and $281.7 million, respectively. Additionally, Other assets on the Consolidated Statements of Financial Condition at September 30, 2006 and December 31, 2005 included $29.5 million and $17.2 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. In addition, certain officers, directors and employees of the Company held direct investments of approximately $5.8 million and $3.7 million in the Deephaven Funds, in the aggregate, as of September 30, 2006 and December 31, 2005, respectively.

Included in Investment income and other on the Company’s Consolidated Statements of Income is income from the Company’s corporate investments in the Deephaven Funds of $4.8 million and $14.6 million for the three months ended September 30, 2006 and 2005, respectively, and $24.7 million and $11.5 million for the nine months ended September 30, 2006 and 2005, respectively.

In connection with the sale of the Derivative Markets business (see Footnote 9, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investments in the International Securities Exchange, Inc. (“ISE”) and The Nasdaq Stock Market, Inc. (“Nasdaq Inc.”), which were previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, these equity investments became marketable and, accordingly, were accounted for as equity securities under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and were classified as available-for-sale securities. On March 9, 2005, in conjunction with the ISE’s initial public offering, the Company sold a portion of its equity ownership of the ISE, having an original cost of $3.0 million, for $12.6 million, resulting in a pre-tax gain of $9.6 million. During the nine months ended September 30, 2006 the Company sold 400,000 shares of the ISE, having a cost basis of $1.6 million, for $15.9 million, resulting in a year-to-date pre-tax gain of $14.3 million, $7.2 million of which was recognized in the third quarter of 2006. The gains on the sale of the ISE investment are included in Investment income and other on the Company’s Consolidated Statements of Income. As of September 30, 2006, the Company owned 343,000 shares of common stock of the ISE, which had an aggregate fair value and a cost basis of $16.1 million and $1.4 million, respectively.

During the nine months ended September 30, 2005, the Company sold a portion of its Nasdaq Inc. equity investment, previously classified as available-for-sale, for $15.5 million. The Company recognized a pre-tax gain of $8.1 million related to the sale of this investment, which had a cost basis of $7.4 million.

7. Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. One client accounted for approximately 11.8% and 11.3% of the Company’s U.S. equity dollar value traded during the three months and nine months ended September 30, 2006, respectively.

No investors accounted for more than 10% of the Deephaven Funds’ asset under management as of September 30, 2006.

8. Writedown of Assets and Lease Loss Accrual

There were no charges for Writedown of assets and lease loss accrual during the three months ended September 30, 2006. The Writedown of assets and lease loss accrual for the nine months ended September 30, 2006 was $8.5 million, primarily related to excess real estate capacity at the Company’s 545 Washington Boulevard facility in Jersey City, N.J.

The Writedown of assets and lease loss accrual for the three and nine months ended September 30, 2005 was $5.5 million and $10.1 million, respectively. These charges primarily related to the costs associated with excess real estate capacity at the Company’s 545 Washington Boulevard facility in Jersey City, N.J. as well as costs associated with excess real estate capacity and a writedown of fixed assets related to the move from the Company’s 525 Washington Boulevard facility in Jersey City, N.J. during the second quarter of 2005.

9. Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup for $237 million in cash in December 2004. The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. In accordance with SFAS No. 144, the results of the Derivative Markets segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in discontinued operations, net of tax on the Consolidated Statements of Income for all periods presented. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets segment at the time the deal closed. The final determination of book value occurred in the first quarter of 2005, at which time the adjustment was recognized. The result of this adjustment and other expenses related to the sale resulted in a loss from discontinued operations, net of tax, of $266,000 in the first quarter of 2005. During the third quarter 2005, the Company recorded additional income, net of tax, of $388,000 relating to the Derivative Markets segment.

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed escalation clauses. Rental expense from continuing operations under the office leases was $2.1 million and

$2.0 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, rental expense from continuing operations was $6.4 million and $7.1 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of September 30, 2006, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Operating Leases	Other Obligations	Total
Three months ending December 31, 2006	$4.5	$35.9	$40.4
Year ending December 31, 2007	11.0	18.4	29.4
Year ending December 31, 2008	10.6	7.2	17.8
Year ending December 31, 2009	10.1	—	10.1
Year ending December 31, 2010	9.6	—	9.6
Thereafter through October 31, 2021	110.3	—	110.3

	$156.0	$61.6	$217.6

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of September 30, 2006, the Company has provided a letter of credit for $6.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

The Company entered into long-term employment contracts with the members of the senior management team of Deephaven (the “Deephaven managers”) in 2003. These employment agreements, which became effective on January 1, 2004, have three-year terms which are due to expire on December 31, 2006. Additionally, the employment agreements included an option for renewal by the Deephaven managers through 2009 under the identical financial terms as their existing employment agreements (the “Renewal Option”); however, the deadline to exercise such Renewal Option has lapsed. Pursuant to the terms of a simultaneously executed option agreement between the Company and the Deephaven managers, in the event of a change of control of the Company during the three-year employment term, the Deephaven managers would have the option (the “Option”) to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses and other employee profit-sharing plans, which in the aggregate range from 42% to 50% of the pre-tax, pre-profit sharing profits of Deephaven during the term of the agreements, subject to meeting certain annual guaranteed amounts. If a change of control of the Company were to occur, and if the Deephaven managers exercised the Option, the Company would retain a 49% interest in Deephaven. In addition, during the life of the Option, the agreements provide that the Company may not sell Deephaven without the approval of the Deephaven managers.

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

In the second quarter of 2005, the Company recorded a $2.0 million pre-tax charge relating to this matter. In the fourth quarter of 2005, the Company increased its total pre-tax charge relating to this matter to $5.7 million. Such charges are included in Regulatory charges and related matters on the Consolidated Statements of Income. The Company did not record a tax benefit for the $2.7 million civil penalty portion of this settlement.

12. Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income for the three and nine months ended September 30, 2006 and 2005 is (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$31.5	$24.4	$110.9	$24.5
Other comprehensive income, net of tax:
Net unrealized gain (loss) on investment securities available-for-sale	1.8	(1.8)	3.9	19.9

Comprehensive income, net of tax	$33.2	$22.6	$114.8	$44.4

Other comprehensive income, net of tax, represents net unrealized gain (loss) on the Company’s strategic investment in the ISE for all periods presented.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2006 and 2005 (in millions, except per share data):

	For the three months ended September 30,
	2006		2005
	Numerator / net income	Denominator / shares (1)	Numerator / net income	Denominator / shares (1)
Net income and shares used in basic calculations	$31.5	102.2	$24.4	101.3
Effect of dilutive stock based awards	—	4.3	—	2.5

Net income and shares used in diluted calculations	$31.5	106.5	$24.4	103.7

Basic earnings per share		$0.31		$0.24

Diluted earnings per share		$0.30		$0.23

(1)	Anti-dilutive options excluded from the calculations of diluted earnings for the three months ended September 30, 2006 and 2005 are 0.5 million and 5.2 million, respectively.

	For the nine months ended September 30,
	2006		2005
	Numerator / net income	Denominator / shares (2)	Numerator / net income	Denominator / shares (2)
Net income and shares used in basic calculations	$110.9	101.3	$24.5	104.8
Effect of dilutive stock based awards	—	4.7	—	3.2

Net income and shares used in diluted calculations	$110.9	106.0	$24.5	108.0

Basic earnings per share		$1.10		$0.23

Diluted earnings per share		$1.05		$0.23

(2)	Anti-dilutive options excluded from the calculations of diluted earnings for the nine months ended September 30, 2006 and 2005 are 0.5 million and 5.5 million, respectively.

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

The Company measures compensation cost related to restricted shares based on the market value of the Company’s common stock at the date of grant, which the Plans define as the average of the high and low sales price on the date prior to the grant date. For the three months ended September 30, 2006 and 2005, the Company recorded compensation expense relating to restricted shares of $3.6 million and $3.2 million, respectively, and $11.5 million and $10.0 million for the nine months ended September 30, 2006 and 2005, respectively, all of which has been included in Employee compensation and benefits on the Consolidated Statements of Income. The total income tax benefit recognized on the Consolidated Statements of Income related to restricted shares was $1.4 million and $1.3 million for the three months ended September 30, 2006 and 2005, respectively, and $4.6 million and $4.0 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes restricted share activity during the nine months ended September 30, 2006 (shares in thousands):

	Number of Restricted Shares	Weighted- Average Grant date Fair Value
Outstanding at December 31, 2005	3,016.7	$10.31
Granted	884.2	$12.15
Vested	(947.8)	$10.20
Surrendered	(163.8)	$11.53

Outstanding at September 30, 2006	2,789.2	$10.86

Based upon the value at date of vest, the cumulative fair value of restricted shares that vested during the nine months ended September 30, 2006 was $12.4 million. Compensation costs previously recognized with respect to these vested restricted shares was $9.7 million.

There is $18.5 million of unamortized compensation related to the unvested restricted shares outstanding at September 30, 2006. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.2 years.

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Plans define as the average of the high and low sales price on the date prior to the grant date. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances. Awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of our common stock at the date of grant as defined by the Plans. The principal assumptions utilized in valuing options and our methodology for estimating such model inputs include: 1) risk-free interest rate - estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility - estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life - estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the 95,000 stock options granted during the quarter ended September 30, 2006 was $6.12. The weighted-average assumptions used during the quarter ended September 30, 2006 were as follows:

Dividend yield	0.0%
Expected volatility	40.0%
Risk-free interest rate	4.9%
Expected life (in years)	3.5

For the three and nine months ended September 30, 2006, the Company recorded compensation expense relating to options of $1.9 million and $5.8 million, respectively, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Income. The total income tax benefit recognized on the Consolidated Statements of Income related to stock options was $767,000 and $2.3 million for the three and nine months ended September 30, 2006, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2006 (options in millions):

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2005	13.3	$8.26
Granted	1.1	12.87
Exercised	(4.3)	5.80
Canceled/Expired	(0.9)	14.64

Outstanding at September 30, 2006	9.2	$9.36

The cumulative value in excess of the respective strike prices of stock options exercised for the nine months ended September 30, 2006 was $43.8 million. Cash received from the exercise of stock options during the nine months ended September 30, 2006 totaled $24.9 million.

The table below provides additional information related to stock options outstanding at September 30, 2006:

	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options (in millions)	8.7	4.9
Weighted-average exercise price	$9.29	$8.40
Aggregate intrinsic value at 9/30/06 (in millions)	$83.5	$53.8
Weighted-average remaining contractual term, in years	5.24	2.63

There is $7.6 million of unrecognized compensation related to the unvested stock options outstanding at September 30, 2006. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.1 years.

15. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	4.1%	4.6%	4.6%	4.8%
Nondeductible charges	0.1%	0.2%	0.2%	1.3%
Other, net	0.5%	0.4%	0.2%	0.0%

Actual income tax rate	39.7%	40.2%	40.0%	41.1%

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

The Company’s revenues, income from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions):

	Asset Management	Global Markets	Corporate	Consolidated Total
For the three months ended September 30, 2006:
Revenues	$50.8	$145.6	$13.6	$210.0
Income from continuing operations before income taxes	18.4	27.5	6.2	52.1
Total assets	106.0	1,397.4	286.7	1,790.1

For the three months ended September 30, 2005:
Revenues	$42.3	$129.4	$12.4	$184.1
Income from continuing operations before income taxes[2]	15.7	19.1	5.3	40.1
Total assets	64.0	1,001.1	324.3	1,389.4

	Asset Management	Global Markets	Corporate	Consolidated Total
For the nine months ended September 30, 2006:
Revenues	$135.8	$515.6	$39.7	$691.1
Income from continuing operations before income taxes[1]	47.5	125.0	12.5	185.0
Total assets	106.0	1,397.4	286.7	1,790.1

For the nine months ended September 30, 2005:
Revenues	$68.3	$335.9	$29.2	$433.3
Income from continuing operations before income taxes[2]	17.9	12.1	11.3	41.4
Total assets	64.0	1,001.1	324.3	1,389.4

[1] –	Global Markets segment includes $8.5 million in Writedown of assets and lease loss accrual for the nine months ended September 30, 2006 (described in Footnote 8).
[2] –	Global Markets segment includes $5.5 million in Writedown of assets and lease loss accrual and Asset Management segment includes $2.0 million in Regulatory charges and related matters for the three months ended September 30, 2005. Global Markets segment includes $10.1 million in Writedown of assets and lease loss accrual for the nine months ended September 30, 2005 (described in Footnote 8 and Footnote 11, respectively).

Totals may not add due to rounding

17. Subsequent Event

Effective October 2, 2006, the Company completed its acquisition of ValuBond, Inc., a privately held firm that provides electronic access and trade execution products for the fixed income market, for $18.2 million in cash. The results of ValuBond will be included within the Global Markets segment beginning with the fourth quarter of 2006.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of the businesses recently acquired, or that may be acquired in the future, by the Company and the risks associated with the future relationships of the Deephaven managers with Deephaven. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” within MD&A herein, in “Risk Factors” in the Company’s Annual Report on Form 10-K, and in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this report.

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

•	Asset Management—Our Asset Management business, Deephaven Capital Management (“Deephaven”), is a global multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $3.8 billion as of September 30, 2006, up from $3.4 billion as of September 30, 2005.

•	Global Markets—Our Global Markets business provides a broad range of customized trade execution products and services across multiple asset classes for broker-dealers, institutions and issuer companies. We make a market or trade in nearly every U.S. equity security and provide trade executions in a large number of international securities, foreign currencies and fixed income.

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

The following table sets forth: (i) Revenues, (ii) Expenses excluding Regulatory charges and related matters and Writedown of assets and lease loss accrual (“Operating Expenses”) and (iii) Income from continuing operations before Regulatory charges and related matters, Writedown of assets and lease loss accrual and income tax expense (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Asset Management
Revenues	$50.8	$42.3	$135.8	$68.3
Operating Expenses	32.4	26.5	88.3	48.3

Pre-Tax Operating Earnings	18.4	15.7	47.5	20.0

Global Markets
Revenues	145.6	129.4	515.6	335.9
Operating Expenses	118.1	104.8	382.1	313.8

Pre-Tax Operating Earnings	27.5	24.6	133.5	22.1

Corporate
Revenues	13.6	12.4	39.7	29.2
Operating Expenses	7.4	7.1	27.2	17.8

Pre-Tax Operating Earnings	6.2	5.3	12.5	11.3

Consolidated
Revenues	210.0	184.1	691.1	433.3
Operating Expenses	157.9	138.5	497.7	379.9

Pre-Tax Operating Earnings	$52.1	$45.6	$193.4	$53.4

Totals may not add due to rounding.

Consolidated Revenues for the three months ended September 30, 2006 increased $25.9 million, or 14.1% from the same period a year ago, while Consolidated Operating Expenses increased $19.4 million or 14.0%. Overall, Consolidated Pre-Tax Operating Earnings for the three months ended September 30, 2006 increased $6.5 million from the same period a year ago.

Consolidated Revenues for the nine months ended September 30, 2006 increased $257.8 million, or 59.5% from the same period a year ago, while Consolidated Operating Expenses increased $117.7 million or 31.0%. Overall, Consolidated Pre-Tax Operating Earnings for the nine months ended September 30, 2006 increased $140.0 million from the same period a year ago.

The changes in our Pre-Tax Operating Earnings by segment from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006, respectively, are summarized as follows:

•

Asset Management—Our Pre-Tax Operating Earnings from Asset Management for the three months ended September 30, 2006 were higher than for the comparable period in 2005 primarily due to higher incentive fees as a result of higher average assets under management. For the nine months ended

September 30, 2006, our Pre-Tax Operating Earnings increased from the prior year period primarily due to higher incentive fees as a result of the increase in fund returns.

•	Global Markets—For the three months ended September 30, 2006, our Pre-Tax Operating Earnings from Global Markets improved from comparable results from the same period a year ago, primarily due to increased revenue capture offset, in part, by lower dollar value traded. For the nine months ended September 30, 2006, our Pre-Tax Operating Earnings improved significantly from the same period a year ago, primarily due to the expansion of our electronic trading effort and automation of executions of most of our broker-dealer order flow, increased revenue capture and volumes and improved market conditions.

•	Corporate—Included in the results of our Corporate segment are gains on the sales of our investments in the International Securities Exchange, Inc. (“ISE”) and The Nasdaq Stock Market, Inc. (“Nasdaq Inc.”). Included in Revenues and Pre-Tax Operating Earnings for the three and nine months ended September 30, 2006 are pre-tax gains of $7.2 million and $14.3 million, respectively, related to the sale of a portion of the Company’s equity ownership in the ISE. Included in Revenues and Pre-Tax Operating Earnings for the three months ended September 30, 2005 is a pre-tax loss of $2.2 million from our investment in Nasdaq Inc. Included in Revenues and Pre-Tax Operating Earnings for the nine months ended September 30, 2005 is a pre-tax gain of $9.6 million related to the sale of a portion of our equity ownership in the ISE and a pre-tax gain of $5.9 million related to the sale of our investment in Nasdaq Inc. Excluding these gains, Pre-Tax Operating Earnings decreased by $8.5 million and increased by $2.2 million for the three and nine month periods ended September 30, 2006, respectively, primarily due to fluctuations in returns on our Deephaven corporate investments.

A reconciliation of income from continuing operations before income taxes in accordance with GAAP (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings and of total GAAP expenses to Operating Expenses is included elsewhere in this section.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with broker-dealer and institutional clients; the performance, amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges related to our legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; the addition or loss of executive management and asset management, sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our institutional market share and revenue capture in our Global Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in any of our segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

Trends

We believe that our continuing operations are currently impacted by the following trends that may affect our financial condition and results of operations:

•	Over the past several years, the effects of market structure changes, competition and market conditions have resulted in a lower revenue capture per U.S. equity dollar value traded in our Global Markets operations.

•	Retail broker-dealer participation in the equity markets has fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Retail transaction volumes may not be sustainable and are not predictable.

•	Broker-dealer clients continue to focus on statistics measuring the quality of equity executions (including speed of executions and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market-makers have increased the level of automation within their operations. The greater focus on execution quality has resulted in greater competition in the marketplace, which has negatively impacted the revenue capture metrics of the Company and other market-making firms.

•	Market structure changes, competition and market conditions have triggered an industry shift toward market-makers charging explicit commissions or commission equivalents to institutional clients for executions in U.S. equities. For the majority of our institutional client orders, we currently charge explicit fees in the form of commissions or commission equivalents. In addition, institutional commission rates have fallen in the past few years, and may continue to fall in the future.

•	Due to regulatory scrutiny over the past several years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional clients allocate commissions to broker-dealers based on the quality of executions. In the past, institutional equity commissions were primarily allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•	There has been increased scrutiny of equity and option market-makers, hedge funds and soft dollar practices by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been consolidation among market centers over the past year, and several regional exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (e.g. ECNs) and compete within the OTC and listed trading venues.

•	There has been a proliferation of firms offering alternative investments, which has had the effect of materially increasing competition for new investor assets.

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

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds. These fees consist of annual management fees, calculated as fixed percentages of assets under management, and incentive fees, generally calculated as a percentage of the funds’ year-to-date profits, if any.

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

Employee compensation and benefits expense, our largest expense, primarily consists of salaries and wages paid to all employees and profitability-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to all other employees based on our profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses. The majority of compensation in Asset Management is determined by formulas based upon the profitability of the Asset Management segment, subject to certain minimum guaranteed payments. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

Three Months Ended September 30, 2006 and 2005

Continuing Operations

Revenues

	For the three months ended September 30,
	2006	2005	Change	% Change
Total Revenues from Asset Management (in millions)	$50.8	$42.3	$8.5	20.1%

Average month-end balance of assets under management (millions)	$3,479.5	$3,374.6	$104.9	3.1%
Quarterly fund return to investors*	4.9%	5.5%	-0.6%	-10.4%

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased to $50.8 million for the three months ended September 30, 2006, from $42.3 million for the comparable period in 2005. The increase is primarily due to higher incentive fees as a result of higher average assets under management. The average month-end balance of assets under management for the three months ended September 30, 2006 was $3.5 billion, up from $3.4 billion for the comparable period in 2005. The blended quarterly fund return across all assets under management for the three months ended September 30, 2006 was a gain of 4.9%, down from a gain of 5.5% for the comparable period in 2005.

	For the three months ended September 30,
	2006	2005	Change	% Change
Commissions and fees (millions)	$95.7	$74.9	$20.9	27.9%
Net trading revenue (millions)	42.8	52.3	(9.5)	-18.2%
Interest and dividends, net (millions)	3.6	1.9	1.8	95.6%
Investment income and other (millions)	3.4	0.4	3.0	855.6%

Total Revenues from Global Markets (millions)	$145.6	$129.4	$16.2	12.5%

U.S. equity dollar value traded ($ billions)	410.5	467.7	(57.1)	-12.2%
U.S. equity trades executed (millions)	46.6	50.8	(4.2)	-8.3%
Nasdaq and Listed equity shares traded (billions)	18.8	25.7	(6.9)	-26.8%
OTC Bulletin Board and Pink Sheet shares traded (billions)	223.8	131.7	92.1	70.0%
Average revenue capture per U.S. equity dollar value traded (bps)	2.2	2.0	0.2	10.1%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 12.5% to $145.6 million for the three months ended September 30, 2006, from $129.4 million for the comparable period in 2005. Revenues for the three months ended September 30, 2006 were positively impacted by an increase in revenue capture per U.S. equity dollar value traded, the expansion of our electronic trading effort and the automation of executions of most of our broker-dealer order flow. Additionally, revenues for the three months ended September 30, 2006 were positively impacted by the additions of Direct Edge and Hotspot, which were acquired in October 2005 and April 2006, respectively. Excluding the impact of Direct Edge and Hotspot, total revenues from the Global Markets segment would have increased 1.6% to $131.5 million in the third quarter of 2006, from $129.4 million in the third quarter of 2005. Revenues were also positively impacted by new fees charged to clients in connection with certain transaction-based regulatory costs incurred by the Company. These fees increased Commissions and fees by $5.0 million in the third quarter of 2006. Approximately one half of these fees related to client transaction activity in 2006 while the remaining half related to client transaction activity in 2005 and prior years.

Average revenue capture per U.S. equity dollar value traded was 2.2 basis points (“bps”) for the third quarter of 2006, up 10.1% from 2.0 bps in the third quarter of 2005. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $89.1 million and $92.1 million for the three months ended September 30, 2006 and 2005, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge and Hotspot.

	For the three months ended September 30,
	2006	2005	Change	% Change
Total Revenues from Corporate (millions)	$13.6	$12.4	$1.2	9.8%

Average corporate investment balance in the Deephaven Funds (millions)	$209.8	$278.7	$(68.9)	-24.7%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, increased to $13.6 million for the three months ended September 30, 2006, from $12.4 million for the comparable period in 2005. Income from our corporate investment in the Deephaven Funds decreased to a gain of $4.8 million for the three months ended September 30, 2006, from a gain of $14.6 million for the comparable period in 2005. Included in the three months ended September 30, 2006 is a pre-tax gain of $7.2 million related to the sale of a portion of the Company’s equity investment in the ISE. Included in the three months ended September 30, 2005 is a pre-tax loss of $2.2 million from our investment in Nasdaq Inc.

Transaction-based expenses

Execution and clearance fees decreased 10.1% to $22.1 million for the three months ended September 30, 2006, from $24.6 million for the comparable period in 2005, primarily due to lower volumes. As a percentage of total revenue, Execution and clearance fees decreased to 10.5% for the three months ended September 30, 2006, from 13.4% for the comparable period in 2005. These costs decreased as a percentage of revenue primarily due to the increase in revenues from Asset Management, which have no associated execution and clearance fees, and higher revenue capture. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions.

Soft dollar and commission recapture expense increased 3.3% to $16.4 million for the three months ended September 30, 2006, from $15.9 million for the comparable period in 2005, primarily due to an increase in institutional commission income.

Payments for order flow and ECN rebates increased to $9.7 million for the three months ended September 30, 2006, from $3.9 million for the comparable period in 2005. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 4.6% for the three months ended September 30, 2006, from 2.1% for the comparable period in 2005. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and the addition of the Direct Edge business in October 2005.

Other direct expenses

Employee compensation and benefits expense increased 20.9% to $82.5 million for the three months ended September 30, 2006, from $68.3 million for the comparable period in 2005. As a percentage of total revenue, Employee compensation and benefits increased to 39.3% for the three months ended September 30, 2006, from 37.1% for the comparable period in 2005. The increase on a dollar basis was primarily due to stronger overall results, which led to higher profitability-based compensation, particularly in the Asset Management segment which has a higher compensation to revenue ratio than the Global Markets segment. Also contributing to this increase was the additional compensation related to Direct Edge and Hotspot. The number of full time employees in our continuing operations increased to 814 at September 30, 2006, from 699 at September 30, 2005, primarily due to the addition of these new businesses.

Communications and data processing expense increased 6.5% to $8.5 million for the three months ended September 30, 2006, from $8.0 million for the comparable period in 2005. Depreciation and amortization expense increased 29.4% to $5.4 million for the three months ended September 30, 2006, from $4.2 million for the comparable period in 2005 due to the purchase of additional fixed assets and additional expense related to the amortization of intangible assets in connection with the acquisition of Hotspot. Occupancy and equipment rentals expense remained stable at $3.2 million for the three months ended September 30, 2006 and 2005.

Professional fees decreased 38.3% to $3.7 million for the three months ended September 30, 2006, from $6.1 million for the comparable period in 2005. The decrease in 2006 was primarily due to decreases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and consulting expenses.

Business development expense increased to $3.4 million for the three months ended September 30, 2006, from $1.6 million for the comparable period in 2005. The primary reason for the increase was higher expenses related to the corporate brand platform, marketing and travel and entertainment costs.

There were no charges for Writedown of assets and lease loss accrual during the three months ended September 30, 2006. For the three months ended September 30, 2005 the Company incurred charges of $5.5 million, which primarily related to the costs associated with excess real estate capacity in Jersey City, N.J.

Other expenses were $2.9 million for the three months ended September 30, 2006, compared to $2.8 million for the comparable period in 2005 due to increased general and administrative costs.

Our effective tax rates from continuing operations of 39.7% and 40.2% for the three months ended September 30, 2006 and 2005, respectively, differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Nine Months Ended September 30, 2006 and 2005

Continuing Operations

Revenues

	For the nine months ended September 30,
	2006	2005	Change	% Change
Total Revenues from Asset Management (in millions)	$135.8	$68.3	$67.5	98.8%

Average month-end balance of assets under management (millions)	$3,165.9	$3,372.2	$(206.3)	-6.1%
Year-to-date fund return to investors*	14.6%	5.2%	9.4%	180.8%

*	Year-to-date fund return represents the blended year-to-date return across all assets under management in the Deephaven Funds

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased to $135.8 million for the nine months ended September 30, 2006, from $68.3 million for the comparable period in 2005. The increase is primarily due to higher incentive fees as a result of an increase in fund returns, partially offset by lower management fees due to lower average assets under management. The average month-end balance of assets under management for the nine months ended September 30, 2006 was $3.2 billion, down from $3.4 billion for the comparable period in 2005. The blended fund return across all assets under management for the nine months ended September 30, 2006 was a gain of 14.6%, up from a gain of 5.2% for the comparable period in 2005.

	For the nine months ended September 30,
	2006	2005	Change	% Change
Commissions and fees (millions)	$308.8	$213.0	$95.8	45.0%
Net trading revenue (millions)	191.1	116.8	74.3	63.6%
Interest and dividends, net (millions)	8.3	3.7	4.6	125.8%
Investment income and other (millions)	7.4	2.4	5.1	212.4%

Total Revenues from Global Markets (millions)	$515.6	$335.9	$179.7	53.5%

U.S. equity dollar value traded ($ billions)	1,536.4	1,384.1	152.3	11.0%
U.S. equity trades executed (millions)	166.8	151.8	15.1	9.9%
Nasdaq and Listed equity shares traded (billions)	72.4	80.2	(7.8)	-9.7%
OTC Bulletin Board and Pink Sheet shares traded (billions)	902.5	581.5	321.0	55.2%
Average revenue capture per U.S. equity dollar value traded (bps)	2.2	1.7	0.4	24.9%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 53.5% to $515.6 million for the nine months ended September 30, 2006, from $335.9 million for the comparable period in 2005. Revenues for the nine months ended September 30, 2006 were positively impacted by improved market conditions, higher dollar volumes, an increase in revenue capture per U.S. equity dollar value traded, the expansion of our electronic trading effort and the automation of executions of most of our broker-dealer order flow. Additionally, revenues for the nine months ended September 30, 2006 were positively impacted by the addition of Direct Trading, Direct Edge and Hotspot, which were acquired in June 2005, October 2005 and April 2006, respectively. Excluding the impact of Direct Trading, Direct Edge and Hotspot, total revenues from Global Markets would have increased 37.5% to $446.4 million for the nine months ended September 30, 2006, from $324.7 million for the same period in 2005. Revenues were also positively impacted by new fees charged to clients in connection with certain transaction-based regulatory costs incurred by the Company. These fees increased Commissions and fees by $16.8 million for the nine months ended September 30, 2006. Approximately $7.1 million of these fees related to client transaction activity for the first nine months ended September 30, 2006 while the remaining $9.7 million related to client transaction activity in 2005 and prior years.

Average revenue capture per U.S. equity dollar value traded was 2.2 bps for the nine months ended September 30, 2006, up approximately 25% from 1.7 bps for the nine months ended September 30, 2005. Core Equity Revenues were $334.6 million and $241.3 million for the nine months ended September 30, 2006 and 2005, respectively. As previously noted, Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge and Hotspot.

	For the nine months ended September 30,
	2006	2005	Change	% Change
Total Revenues from Corporate (millions)	$39.7	$29.2	$10.5	36.1%

Average corporate investment balance in the Deephaven Funds (millions)	$245.6	$270.9	$(25.3)	-9.3%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, increased to $39.7 million for the nine months ended September 30, 2006, from $29.2 million for the comparable period in 2005. Income from our corporate investment in the Deephaven Funds increased to $24.7 million for the nine months ended September 30, 2006, from $11.5 million for the comparable period in 2005. Included in the nine months ended September 30, 2006 is a pre-tax gain of $14.3 million related to the sale of a portion of the Company’s equity investment in the ISE. Included in the nine months ended September 30, 2005 are pre-tax gains of $9.6 million and $5.9 million related to the sale of a portion of the Company’s equity investment in the ISE and from our investment in Nasdaq Inc., respectively.

Transaction-based expenses

Execution and clearance fees increased 13.4% to $81.1 million for the nine months ended September 30, 2006, from $71.5 million for the comparable period in 2005 primarily due to higher volumes. As a percentage of total revenue, execution and clearance fees decreased to 11.7% for the nine months ended September 30, 2006, from 16.5% for the comparable period in 2005. These costs decreased as a percentage of revenue primarily due to the increase in revenues from Asset Management, which have no associated execution and clearance fees, and higher revenue capture. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions.

Soft dollar and commission recapture expense increased 11.9% to $51.5 million for the nine months ended September 30, 2006, from $46.0 million for the comparable period in 2005, primarily due to the addition of the Direct Trading business in June 2005.

Payments for order flow and ECN rebates increased to $31.7 million for the nine months ended September 30, 2006, from $14.8 million for the comparable period in 2005. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 4.6% for the nine months ended September 30, 2006, from 3.4% for the comparable period in 2005. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and the addition of the Direct Edge business in October 2005.

Other direct expenses

Employee compensation and benefits expense increased 42.3% to $246.7 million for the nine months ended September 30, 2006, from $173.3 million for the comparable period in 2005. As a percentage of total revenue, Employee compensation and benefits decreased to 35.7% for the nine months ended September 30, 2006, from 40.0% for the comparable period in 2005. The increase on a dollar basis was primarily due to stronger overall results, which led to higher profitability-based compensation, and the addition of Direct Trading, Direct Edge and Hotspot. The number of full-time employees in our continuing operations increased to 814 at September 30, 2006, from 699 at September 30, 2005, primarily due to the addition of our new businesses.

Communications and data processing expense increased to $24.5 million for the nine months ended September 30, 2006, from $23.9 million for the comparable period in 2005, due to technology costs incurred relating to our new businesses within the Global Markets segment in 2005 and 2006. Depreciation and amortization expense increased 24.0% to $15.2 million for the nine months ended September 30, 2006, from $12.2 million for the comparable period in 2005 due to the purchase of additional fixed assets and additional expense related to the amortization of intangible assets in connection with the acquisitions of Direct Trading and Hotspot. Occupancy and equipment rentals expense decreased slightly to $9.9 million for the nine months ended September 30, 2006, from $10.2 million for the comparable period in 2005, primarily due to lower occupancy costs in the first half of 2006 due to the move from our old headquarters in Jersey City, N.J. in the second quarter of 2005, offset by a $750,000 one-time benefit relating to a reduction of certain lease obligations at our former London office site in the second quarter of 2005. Excluding this one-time benefit, Occupancy and equipment rentals would have decreased by 9.3% due to the lease loss accrual recorded in the first quarter 2006.

Professional fees increased 5.7% to $15.2 million for the nine months ended September 30, 2006, from $14.4 million for the comparable period in 2005. The increase in 2006 was primarily due to increases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and consulting expenses.

Business development expense increased to $8.6 million for the nine months ended September 30, 2006, from $4.6 million for the comparable period in 2005. The primary reason for the increase was higher expenses related to the corporate brand platform, marketing and travel and entertainment costs.

Other expenses increased to $13.3 million for the nine months ended September 30, 2006, from $8.9 million for the comparable period in 2005. Other expenses in 2006 include a short swing profit settlement of approximately $2.8 million relating to trading by two Deephaven funds in the shares of a company while the funds owned in aggregate more than 10% of the outstanding shares of the stock of that company.

For the nine months ended September 30, 2006, the Company incurred charges of $8.5 million in writedowns of assets and lease loss accruals primarily relating to costs associated with excess real estate capacity in Jersey City, N.J. For the nine months ended September 30, 2005 the Company incurred charges of $12.1 million. These charges consisted of $10.1 million, which primarily related to the costs associated with excess real estate capacity in Jersey City, N.J. and $2.0 million of regulatory charges and related matters.

Our effective tax rates from continuing operations of 40.0% and 41.1% for the nine months ended September 30, 2006 and 2005, respectively, differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Discontinued Operations

Income from discontinued operations, net of tax on the Consolidated Statements of Income was $122,000 for the nine months ended September 30, 2005. See Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document for a further discussion.

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

Total GAAP Expenses to Operating Expenses*

	For the three months ended September 30, 2006				For the nine months ended September 30, 2006
	Asset Management	Global Markets	Corporate	Total	Asset Management	Global Markets	Corporate	Total
Transaction-based expenses	$—	$48.2	$—	$48.2	$—	$164.2	$—	$164.2
Other direct expenses	32.4	69.9	7.4	109.7	88.3	226.4	27.2	341.9

Total GAAP Expenses	32.4	118.1	7.4	157.9	88.3	390.6	27.2	506.1
Writedown of assets and lease loss accrual	—	—	—	—	—	(8.5)	—	(8.5)

Operating Expenses	$32.4	$118.1	$7.4	$157.9	$88.3	$382.1	$27.2	$497.7

	For the three months ended September 30, 2005				For the nine months ended September 30, 2005
	Asset Management	Global Markets	Corporate	Total	Asset Management	Global Markets	Corporate	Total
Transaction-based expenses	$—	$44.3	$—	$44.3	$—	$132.4	$—	$132.4
Other direct expenses	26.5	66.0	7.1	99.7	50.4	191.4	17.8	259.6

Total GAAP Expenses	26.5	110.3	7.1	144.0	50.4	323.8	17.8	392.0
Writedown of assets and lease loss accrual	—	(5.5)	—	(5.5)	—	(10.0)	—	(10.0)
Regulatory charges and related matters	—	—	—	—	(2.0)	—	—	(2.0)

Operating Expenses	$26.5	$104.8	$7.1	$138.5	$48.3	$313.8	$17.8	$379.9

*	Totals may not add due to rounding.

Pre-Tax GAAP Income to Pre-Tax Operating Earnings*

	For the three months ended September 30, 2006				For the nine months ended September 30, 2006
	Asset Management	Global Markets	Corporate	Total	Asset Management	Global Markets	Corporate	Total
Pre-tax GAAP Income from Continuing Operations	$18.4	$27.5	$6.2	$52.1	$47.5	$125.0	$12.5	$185.0
Writedown of assets and lease loss accrual	—	—	—	—	—	8.5	—	8.5

Pre-tax Operating Earnings	$18.4	$27.5	$6.2	$52.1	$47.5	$133.5	$12.5	$193.4

	For the three months ended September 30, 2005				For the nine months ended September 30, 2005
	Asset Management	Global Markets	Corporate	Total	Asset Management	Global Markets	Corporate	Total
Pre-tax GAAP Income from Continuing Operations	$15.7	$19.1	$5.3	$40.1	$17.9	$12.1	$11.3	$41.4
Writedown of assets and lease loss accrual	—	5.5	—	5.5	—	10.0	—	10.0
Regulatory charges and related matters	—	—	—	—	2.0	—	—	2.0

Pre-tax Operating Earnings	$15.7	$24.6	$5.3	$45.6	$20.0	$22.1	$11.3	$53.4

*	Totals may not add due to rounding.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and from the proceeds from the sale of our Derivative Markets segment in 2004. As of September 30, 2006, we had $1.8 billion in assets, 64.2% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and American Stock Exchange markets. At September 30, 2006, the Company had net current assets, which consist of net assets readily convertible into cash, of approximately $314.1 million. Additionally, our corporate investment in the Deephaven Funds was $203.0 million at September 30, 2006. The majority of this investment can be liquidated upon request to Deephaven subject to a ninety-day written notification period and monthly redemption limits.

The Company has previously disclosed its intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Global Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock or debt. In June 2005, the Company acquired, for cash, the business of Direct Trading Institutional, Inc. (now operating as Direct Trading), a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform. The acquisition of the business of Direct Trading contains an additional contingency due in the third quarter of 2007 based on the profitability of the business. In October 2005, the Company acquired, for cash, the business of the ATTAIN ECN, an alternative trading system that operates an ECN for the trading of Nasdaq securities. This business currently operates under the name, Direct Edge. The acquisition of Direct Edge contains a four-year contingency from the date of closing for additional consideration based on meeting certain revenue and client retention metrics. In the first nine months of 2006, the Company paid $14.7 million relating to contingency payment obligations incurred in the acquisition of the businesses now operating as Direct Edge and Direct Trading, of which, $12.7 million was paid in the third quarter of 2006. In April 2006, the Company acquired, for $77.5 million in cash, Hotspot FX, Inc., a leading electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform. On October 2, 2006, the Company acquired, for $18.2 million in cash, ValuBond, Inc., a privately held firm that provides electronic access and trade execution products for the fixed income market. No assurance can be given with respect to the business effect of these transactions or the timing, likelihood or business effect of any other possible transaction.

As discussed elsewhere in this document, we sold our Derivative Markets business for approximately $237 million in cash in December 2004. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. In the first three quarters of 2005, the result of this adjustment and other expenses related to the sale resulted in a gain of $122,000, net of tax.

Income from continuing operations before income taxes was $52.1 million and $40.1 million for the three months ended September 30, 2006 and 2005, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization. Depreciation expense from continuing operations was $4.1 million and $3.5 million for the three months ended September 30, 2006 and 2005, respectively. Amortization expense from continuing operations, which related to intangible assets, was $1.3 million and $735,000 for the three months ended September 30, 2006 and 2005, respectively.

Capital expenditures related to our continuing operations were $3.0 million and $5.2 million during the three months ended September 30, 2006 and 2005, respectively. Purchases, net of proceeds, from strategic investments and acquisitions related to our continuing operations were $20.4 million for the three months ended September 30, 2006 and ($604,000) for the three months ended September 30, 2005, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment in the Deephaven Funds decreased by $25.9 million for the three months ended September 30, 2006 compared to an increase of $54.6 million during the three months ended September 30, 2005. The change in the balance of our corporate investment in the Deephaven Funds for the three months ended September 30, 2006 primarily relates to net redemptions of $30.7 million offset by positive returns on our investments of $4.8 million. The change in the balance of our corporate investment in the Deephaven Funds for the three months ended September 30, 2005 primarily related to an additional investment of $40.0 million, as well as a positive return on our investments of $14.6 million.

At its April 18, 2006 meeting, the Board of Directors authorized an additional increase in the size of the Company’s stock repurchase program from $345 million to $495 million. The Company repurchased approximately 585,000 shares under the stock repurchase program during the third quarter of 2006 for $9.4 million. Through September 30, 2006, the Company had repurchased 39.6 million shares for $328.7 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 105.6 million shares of Class A Common Stock outstanding as of September 30, 2006.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and NASD prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Additionally, our foreign registered broker-dealers and Futures Commission Merchant are subject to capital adequacy requirements of their respective regulatory authorities. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at September 30, 2006, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Minimum Net Capital Requirement	Excess Net Capital
KEM	$101.4	$6.9	$94.5
KCM	34.7	4.3	30.4
KEMIL	22.0	7.2	14.8
Direct Trading	9.0	0.4	8.6

We have no long-term debt at September 30, 2006 nor do we currently have any material long-term debt commitments for the rest of 2006. We currently anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

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

Impairment of Goodwill and Intangible Assets—The useful lives of goodwill and intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $118.1 million as of September 30, 2006 is all related to our Global Markets segment. Goodwill is related to the purchases of our listed equities market-maker, KCM, the business of Donaldson, the shares of the minority investors in Knight Roundtable Europe Limited, our subsidiary that owns KEMIL, and the businesses now operating as Direct Trading, Direct Edge and Hotspot. During our annual test for impairment completed in the second quarter of 2006, we determined that these assets were not impaired. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Intangible assets, less accumulated amortization, of $61.4 million as of September 30, 2006 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses of Donaldson, which represents $10.4 million of the balance, Direct Trading, which represents $17.1 million of the balance, and Hotspot, which represents $33.8 million. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, which we have determined to range from two to thirty years. During our annual test for impairment completed in June 2006, we determined that there was no impairment of these intangible assets.

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

Investments classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of applicable taxes, in Accumulated other comprehensive income, net of tax within Stockholders’ Equity on the Consolidated Statements of Financial Condition. Investments not recorded in the Company’s broker-dealer subsidiaries, which do not have a readily determinable fair value, are recorded at amortized cost.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on the strategic investments has occurred due to declines in fair value or other market conditions, the investment is written down to its impairment value. The Company reviewed its strategic investments for impairment for the three months ended September 30, 2006 and determined that an impairment loss had not occurred.

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

Writedown of Fixed Assets—Writedowns of fixed assets are recognized when it is determined that the fixed assets are impaired. The amount of the impairment is determined by the difference between the carrying amount and the estimated fair value of the fixed asset. In determining the impairment, an estimated fair value is obtained through research and inquiry of the market. Fixed assets are reviewed for impairment on a periodic basis.

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

A portion of our Employee compensation and benefits expense on the Consolidated Statements of Income represents discretionary bonuses, which are accrued for throughout the year and paid after the end of the year. Among many factors, discretionary bonus accruals are generally influenced by the Company’s overall performance and competitive industry compensation levels.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123 Accounting for Stock-Based Compensation, SFAS No. 123-R, Share-Based Payment (“SFAS No. 123-R”). SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services. SFAS No. 123-R eliminates the intrinsic value method under Accounting Principles Board No. 25 as an alternative method of accounting for stock-based awards. Additionally SFAS No. 123-R clarifies SFAS No. 123’s guidance in several areas including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. See Footnote 2 “Significant Accounting Policies” and Footnote 14, “Stock-Based Compensation” included in Part I, Item 1 “Financial Statements” of this document for a further discussion.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the way companies account for uncertainty in income taxes. FIN 48 provides guidance related to a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken as a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning as of January 1, 2008. We are currently evaluating the potential impact of adopting SFAS No. 157.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded prior year misstatements. The SEC staff indicates that the Company should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Companies may choose to restate their financial statements for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect adjustment within the current year opening balance in retained earnings, with disclosure of such items. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at September 30, 2006 and 2005 was $544.2 million and $367.8 million, respectively, in long positions and $524.9 million and $330.3 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $1.9 million loss and a $3.8 million loss as of September 30, 2006 and 2005, respectively, due to the offset of gains in short positions with the losses in long positions.

As of September 30, 2006, we had a $203.0 million corporate investment in the Deephaven Funds, $161.1 million of which was invested in the Market Neutral Fund. The general objective of market neutral investment strategies is to seek to capture mispricings or spreads between related capital instruments. Within the Market Neutral Fund, Deephaven employs a variety of market neutral investment strategies, including convertible arbitrage, event arbitrage, relative value equity and distressed debt. Because the primary basis of the Deephaven Funds’ market neutral strategy is endeavoring to capture mispricings or spreads between related instruments, rather than attempting to predict or follow absolute price movements, the performance of the Market Neutral

Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. However, there will be unhedged credit risk in the convertible arbitrage portfolio and that part of the portfolio will have some correlation to credit spreads. Market neutral trading strategies also involve other substantial risks, for example, the disruption in historical pricing relationships and the risk of a tightening of dealer credit, forcing the premature liquidation of positions. The Deephaven Funds also utilize leverage, to the extent available and deemed by Deephaven to be consistent with the Funds’ risk/reward objectives, in an attempt to increase returns while maintaining strict risk controls.

Deephaven monitors its trading risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by management and an independent risk control function, as are individual and aggregate dollar and inventory position totals and profits and losses by strategy. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries. There can be no assurances that any of the Deephaven Funds’ strategies will be successful in achieving either its risk control or its profit objectives.

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

Legal

Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al.

During the third quarter of 2006, the following development occurred in the action entitled Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al., described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

On or about September 15, 2006, the district court dismissed, with prejudice, the federal causes of action in the consolidated complaint, and dismissed without prejudice, for lack of jurisdiction, the state law causes of action in the consolidated complaint. Judgment was entered by the court on or about September 15, 2006. On or about September 27, 2006, plaintiffs filed post-trial motions seeking reconsideration of the court’s decision and requesting the court vacate its judgment. That motion remains pending. On or about October 13, 2006, plaintiffs filed a Notice of Appeal with the Seventh Circuit Court of Appeals from this decision and judgment and from decisions and orders of the district court issued in 2005 dismissing the original complaints filed in this and related cases. The Notice of Appeal is stayed until plaintiffs’ post-trial motions are disposed of by the district court.

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

Item 1A. Risk Factors

The following risk factor is added to supplement the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005:

•	The terms of our future relationship with the Deephaven managers are not certain.

The Deephaven managers entered into employment agreements, which became effective on January 1, 2004. These agreements are due to expire on December 31, 2006. The employment agreements included an option for renewal by the Deephaven managers through 2009 under the identical financial terms as their existing employment agreements (the “Renewal Option”); however, the deadline to exercise such Renewal Option has lapsed. We are currently in negotiations with the Deephaven managers. There can be no assurance that we will be able to reach agreements with some or all of the Deephaven managers on their future relationships with Deephaven or, if we are able to reach such agreements, that the terms will not be less favorable to us than the terms of our current arrangements with the Deephaven managers. If we lose the services of any of the Deephaven managers or if the terms of any new arrangements with the Deephaven managers are less favorable to us in a material respect than the terms of the current arrangements, it would have a material adverse effect on our business, financial condition and operating results.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the third quarter of 2006:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2006—July 31, 2006	350,180	$15.52	350,000	$170,223,755
August 1, 2006—August 31, 2006	129,600	16.35	129,600	168,104,504
September 1, 2006—September 30, 2006	140,921	17.45	105,000	166,294,659

Total	620,701	16.13	584,600

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $460 million to a total of $495 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005 and April 18, 2006. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The repurchase program has no set expiration or termination date.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of November, 2006.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer

By:	/s/ JOHN B. HOWARD
Chief Financial Officer
(Chief Accounting Officer)