Form 10-K
period 2006-12-31
KNIGHT CAPITAL GROUP, INC.
filed 2007-02-28
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class A Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☒    No  ☐

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

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $1.61 billion at December 31, 2006 based upon the closing price for shares of the Registrant’s Class A Common Stock as reported by the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

At February 27, 2007 the number of shares outstanding of the Registrant’s Class A Common Stock was 105,499,726 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

KNIGHT CAPITAL GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2006

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, and the documents incorporated by reference may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of businesses recently acquired, or that may be acquired in the future, by the Company, and the risks and uncertainties associated with the recent change in management at Deephaven Capital Management LLC (together with its subsidiaries, “Deephaven”) and the potential impact on the Deephaven business and assets under management. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this report.

PART I

Item 1.    Business

Overview

Knight Capital Group, Inc., a Delaware corporation, and its subsidiaries (collectively “Knight” or the “Company”) is a leading financial services firm that provides voice and electronic access to the capital markets across multiple asset classes for buy-side, sell-side and corporate clients, and asset management for institutions and private clients. Our Global Markets business offers superior execution quality through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support the capital formation process. Our Asset Management business, Deephaven Capital Management, is a global multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets.

Knight Capital Group, Inc. was organized in January 2000 as the successor to the business of Knight/Trimark Group, Inc. (the “Predecessor”). The Predecessor was organized in April 1998 as the successor to the business of Roundtable Partners, LLC, which was formed in March 1995. In May 2000, the Company changed its name from Knight/Trimark Group, Inc. to Knight Trading Group, Inc., and in May 2005 the Company further changed its name to Knight Capital Group, Inc. Our corporate headquarters are located at 545 Washington Boulevard, Jersey City, New Jersey 07310. Our telephone number is (201) 222-9400.

Financial information concerning our business segments for each of 2006, 2005 and 2004, respectively, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”

Available Information

Our Internet address is www.knight.com. We make available free of charge, on or through the “Our Firm”—“Investor Center” section of our corporate web site under “SEC Filings”, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, and our proxy statements as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our corporate web site is our Code of Business Conduct and Ethics (the “Code”) governing our directors, officers and employees. Within the time period required by the SEC, we will post on our corporate web site any amendments and waivers to such Code applicable to our executive officers and directors, as defined in the Code.

Our Board of Directors (the “Board”) has standing Finance and Audit, Compensation and Nominating and Corporate Governance committees. Each of these Board committees has a written charter approved by the Board. Our Board has also adopted a set of Corporate Governance Guidelines. Copies of each committee charter, along with the Corporate Governance Guidelines, are posted on the Company’s web site. None of the information on our corporate web site is incorporated by reference into this report.

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

Business Segments

The Company has two operating business segments, Asset Management and Global Markets, as well as a Corporate segment.

•

Asset Management—Our Asset Management business, Deephaven, is a global, multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $4.2 billion as of December 31, 2006, up from $2.9 billion as of December 31, 2005.

•

Global Markets—Our Global Markets business offers superior execution quality through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support the capital formation process. We make a market or trade in nearly every U.S. equity security and provide trade execution services in a large number of international securities, futures, options, foreign currencies and fixed income instruments.

The Company’s Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and our corporate investment in funds managed by the Asset Management segment. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

In the fourth quarter of 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. (“Citigroup”). In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations for 2005 and 2004. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 9 “Discontinued Operations” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

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

	For the years ended December 31,
	2006	2005	2004
Asset Management
Revenues	$214.9	$89.8	$78.2
Operating Expenses	140.0	63.2	48.6

Pre-Tax Operating Earnings	74.8	26.5	29.6

Global Markets
Revenues	669.7	470.7	531.0
Operating Expenses	510.9	425.6	461.1

Pre-Tax Operating Earnings	158.8	45.1	69.9

Corporate
Revenues	66.6	74.2	16.6
Operating Expenses	35.3	24.9	33.5

Pre-Tax Operating Earnings	31.4	49.3	(16.9)

Consolidated
Revenues	951.2	634.6	625.8
Operating Expenses	686.2	513.7	543.2

Pre-Tax Operating Earnings	$265.0	$120.9	$82.6

Totals may not add due to rounding

A reconciliation of the income (loss) from continuing operations before income taxes, in accordance with GAAP, (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings and of total GAAP expenses to Operating Expenses is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Asset Management Segment

Business Segment Overview

We operate an Asset Management business through our Deephaven subsidiary. Deephaven is the registered investment manager and sponsor of certain private, unregistered funds commonly referred to as hedge funds (the “Deephaven Funds”). Generally, hedge funds are defined as pools of capital that may invest in any asset class, including derivatives, and may use long and short positions, derivative instruments, and leverage in order to generate returns for investors. A distinguishing feature of hedge funds is their use of long or short positions to seek to offset market risks and isolate arbitrage opportunities. Deephaven is based in Minnetonka, M.N., and also has offices in London and Hong Kong.

Below is a summary of our assets under management at December 31, 2006, 2005 and 2004, and the blended fund returns for each of the years then ended:

	2006	2005	2004
Year-end assets under management (billions)	$4.2	$2.9	$3.6
Annual fund return to investors*	22.8%	7.2%	6.5%

*	Annual fund return represents the blended annual return across all assets under management.

We earn fees from managing the Deephaven Funds, which consist of annual management fees, calculated as fixed percentages of assets under management, and incentive fees, which, in general, are calculated as a percentage of the funds’ annual profits, if any. The Deephaven Funds pay the trading and operating expenses associated with the Deephaven Funds.

In 2003, the Company entered into long-term employment contracts with certain senior managers of Deephaven. These employment agreements, which became effective on January 1, 2004, had a three-year term which expired on December 31, 2006. The agreements provided for profit sharing bonuses based on the financial performance of Deephaven, which, for 2005 and 2006, represented 50% of pre-tax earnings prior to the profit-sharing bonuses. The employment agreements also included an option for renewal by the Deephaven managers through 2009 under identical financial terms; however, the renewal option was not exercised. Pursuant to the terms of a simultaneously executed option agreement between the Company and these senior Deephaven managers, in the event of a change of control of the Company during the initial three-year employment term, the Deephaven senior managers had the option to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses. As the Company did not experience a change of control during the term of these employment contracts, this option expired.

In December 2006, the Company entered into new long-term employment agreements with three senior managers of Deephaven (the “Deephaven Managers”), two of whom were parties to the 2003 agreements. The new agreements, which became effective on January 1, 2007, are for three-year terms and include a right of renewal by the Deephaven Managers through 2012 under certain circumstances. The new employment agreements provide profit-sharing bonuses based on the financial performance of Deephaven. According to the terms of the contracts, the Deephaven Managers will receive 50% of the first $60 million, and 75% thereafter, of pre-tax earnings prior to the profit-sharing bonuses. The Deephaven Managers also received one million shares of Knight restricted common stock, which vest ratably over three years.

Effective January 1, 2007, the Deephaven Managers were also granted an option (the “Option”), exercisable after January 1, 2008 and until December 31, 2012, and conditioned on meeting certain requirements, to obtain a 49% interest in Deephaven (or a new limited liability company to which the Company’s interests in Deephaven would be contributed) in exchange for the termination of their new employment agreements and associated profit-sharing bonuses. The agreement also provides that in the event of a change of control of the Company following January 1, 2007 and prior to December 31, 2012, the Deephaven Managers would have the option (the “Change of Control Option”), in exchange for the termination of their new employment contracts and associated profit-sharing bonuses, to obtain a 51% interest in Deephaven or, if the Option has already been exercised, to increase their 49% interest resulting from the exercise of the Option by an additional 2%. Following any exercise of the Option or Change of Control Option by the Deephaven Managers, pre-tax earnings prior to profit sharing will be allocated between Knight and the Deephaven Managers in the same manner as under the new employment agreements. During the life of the Option, the agreements provide that the Company may not sell Deephaven without the approval of the Deephaven Managers.

Clients and Products

Investors in the Deephaven Funds include banks, insurance companies, funds-of-hedge funds, corporate and public pension plan sponsors, trusts, endowments and private clients among others. We differentiate ourselves based on our reputation, client relationships, experience of the management team, investment strategies, risk profile and historical fund returns. Included within Deephaven’s $4.2 billion of assets under management as of December 31, 2006 is a corporate investment of approximately $188 million held by the Company and approximately $38 million of investments held by employee deferred compensation plans and certain officers, directors and employees of the Company. As of December 31, 2006, no investor accounted for more than 10% of the Deephaven Funds’ assets under management.

As of December 31, 2006, approximately 38% of the Deephaven Funds’ assets under management were in the Deephaven Market Neutral Funds (“Market Neutral Fund”). The investment philosophy for the Market Neutral Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the Market Neutral Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets, and credit spread relationships, among other factors. Within the Market Neutral Fund, Deephaven generally employs a variety of investment strategies, including event-driven, volatility-driven, fundamental equity, credit-driven and global macro strategies, among others. There is no material limitation on the types of investment strategies that may be employed by the Market Neutral Fund.

In the second quarter of 2004, Deephaven launched a new single-strategy fund, the Deephaven Event Fund (“Event Fund”). The investment strategy of the Event Fund is event arbitrage, which involves investing in securities of issuers subject to event-driven situations, such as, mergers, acquisitions, corporate restructurings, spin-offs, or trade opportunities from market imbalances created by these types of transactions. The arbitrage aspects of the Event Fund’s strategy involve an assessment of the likelihood that the transaction will be consummated and the resulting determination of how large an exposure to acquire, as well as how and when to hedge such exposure. As of December 31, 2006, the Event Fund held approximately $2.1 billion in assets under management, or approximately 50% of the Deephaven Funds’ assets under management. The employment contract of the portfolio manager of the Event Fund and event-driven strategies expired on December 31, 2006. Deephaven hired a new portfolio manager for the Event Fund and event-driven strategies effective January 1, 2007.

Deephaven also manages other single-strategy funds as well as several separately managed accounts for institutional investors. As of December 31, 2006, these single-strategy funds and all separately managed accounts had, in aggregate, approximately $542 million of assets under management, comprising approximately 13% of the Deephaven Funds’ assets under management.

In order to offer additional product choices for its investor base, Deephaven may, in the future, look to increase the number of single-strategy funds it manages. Deephaven is continuing to increase the allocation of its assets under management invested in Europe and Asia.

Asset Management Competition

Deephaven competes primarily with other asset management companies that manage and sponsor multi-strategy, event-driven, credit-driven, long short equity and volatility-driven portfolios. As Deephaven launches new single strategy funds, it will compete with other asset management companies with similar investment strategies. Competition is primarily based on reputation, client relationships, the experience of the management team, investment strategies, risk profile, fee structures and historical fund returns. We believe that Deephaven’s status as a voluntary registered investment adviser also differentiates our product offering and may enable Deephaven to attract additional assets under management from investors who previously would not invest in hedge funds managed by non-registered investment advisers.

There has been an on-going trend among fund management companies and institutions to allocate more of their assets to hedge fund investments. This has influenced the growth of the hedge fund industry, as shown in the table below. The continued growth of the hedge fund industry may provide for greater competition in the future.

	Estimated number of hedge funds	Estimated total assets under management (millions)
1990	610	$38,910
1995	2,383	185,750
2000	3,873	490,580
2005	8,661	1,105,385
2006	9,462	1,426,710

Source: Hedge Fund Research, Inc. 2006 Industry Report

Asset Management Infrastructure

In managing the Deephaven Funds, Asset Management uses both an in-house developed proprietary order management system and a third-party portfolio management system. Deephaven has business continuity capabilities in place in the event it is unable to access or operate in its current locations.

Global Markets Segment

Business Segment Overview

We offer superior execution quality through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support the capital formation process. We make a market or trade in nearly every U.S. equity security and provide trade execution services in a large number of international securities, futures, options, foreign currencies and fixed income instruments. Our business model focuses on providing comprehensive trade execution services as well as superior client service. To do so, the model requires that we manage risk effectively as well as maintain efficient and reliable trading technology. Substantially all of our Global Markets revenues and profitability come from our operations in the U.S.

The majority of our Global Markets revenue comes from making markets and providing trade execution services in U.S. equities. Generally, market-makers display the prices at which they are willing to bid, meaning buy, or offer, meaning sell, securities and adjust their bid and offer prices in response to the forces of supply and demand for each security. As a market-maker operating in Nasdaq, the Nasdaq Intermarket™, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities, and the OTC Bulletin Board, we provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. When acting as principal, we commit our own capital and derive revenues from the difference between the price paid when securities are bought and the price received when those securities are sold. We also provide trade executions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively. We execute the majority of our equity transactions as principal.

Our domestic Global Markets activities are primarily transacted out of six subsidiaries, Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”), Direct Trading Institutional, L.P. (“Direct Trading”), Direct Edge ECN LLC (“Direct Edge”), Hotspot FX, Inc. and its subsidiaries (“Hotspot”) and ValuBond Securities, Inc. (“ValuBond”). KEM, KCM, Direct Trading, Direct Edge and ValuBond are all broker-dealers registered with the SEC and are members of the National Association of Securities Dealers (“NASD”). ValuBond is also registered with the Municipal Securities Rulemaking Board (“MSRB”).

Our international Global Markets activities are primarily operated through Knight Equity Markets International Limited (“KEMIL”), a U.K. registered broker-dealer authorized and regulated by the Financial Services Authority (“FSA”) that provides execution services for predominately European institutional and broker-dealer clients in U.S., European and international equities. We intend to continue to expand our institutional business and product offerings in Europe in 2007.

Over the past two years, we have completed the following acquisitions of complementary businesses to strengthen our Global Markets business segment and expand our product offerings:

•

In June 2005, the Company acquired, for cash, the business of Direct Trading, a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform, now known as Knight Direct. Upon the close of the transaction, the Company made a $40 million initial cash payment. The transaction also contains a two-year contingency from the date of closing for the payment of additional consideration based on the profitability of the business. In the third quarter of 2006, the Company paid $12.7 million in additional consideration based on the profitability of the business during the first year of operation after the closing of the acquisition. There is one additional contingent payment due in the third quarter of 2007 based on the profitability of the business during the second post-acquisition year of operation.

•

In October 2005, the Company acquired, for cash, the business of the ATTAIN ECN (now operating as Direct Edge), an alternative trading system that operates an electronic communications network (“ECN”). The Direct Edge ECN provides a liquidity destination with the current ability to match trades in Nasdaq National Market, Nasdaq Small Cap and NYSE and AMEX listed securities by displaying orders in the Nasdaq Market Center or the NASD Alternative Display Facility. The transaction closed with an initial cash payment and contains a four-year contingency from the date of closing for the payment of additional consideration based on meeting certain revenue and client retention metrics.

•

In April 2006, the Company acquired, for $77.5 million in cash, Hotspot, a leading electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform. One Hotspot subsidiary is regulated by the FSA and another Hotspot subsidiary is a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

•	In October 2006, the Company acquired, for $18.2 million in cash, ValuBond, a privately held firm that provides electronic access and trade execution products for the fixed income market.

Clients and Products

Clients

Within Global Markets, we offer products and provide services primarily to two main client groups: broker-dealers and institutions. Our broker-dealer clients primarily include global, national and regional broker-dealers and on-line brokers. Our institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Based on our internal allocation methodologies, our institutional clients (which include our direct market access, soft dollar and commission recapture clients) and our broker-dealer clients (which include our Direct Edge ECN clients) each generated approximately 50% of our Global Markets revenues in 2006.

In 2006, our largest broker-dealer client accounted for approximately 10.9% of the Global Market’s U.S. equity dollar value traded. No other client accounted for over 10% of our U.S. equity dollar value traded.

Products and Services

Our strategy for our Global Markets segment is to continue to differentiate ourselves from competitors by providing high quality and competitive trade execution services with superior client service. Over the past three years, we have worked to aggressively expand our product offering.

We offer institutions comprehensive, unbundled trade execution services covering the depth and breadth of the market. We handle large, complex trades, accessing liquidity from our order flow as well as other sources. When liquidity is not naturally present in the market, we offer capital facilitation to complete our clients’ trades. Our institutional products include equity, futures, options and foreign currency trade execution solutions, block trading, program trading, international equities, special situations/risk arbitrage, soft dollar and commission recapture programs (Donaldson), corporate services, technical research (Knight Technical Research), direct market access (Knight Direct) and crossing networks (Knight Match). The majority of our revenues from institutional clients are commissions on agency transactions or commission-equivalents on riskless principal transactions.

We seek to provide broker-dealers with high quality and competitive trade executions that enable them to satisfy their fiduciary obligations to their customers to seek and obtain the best execution reasonably available in the marketplace. Most of our equity order flow comes from providing market-making and execution services to our broker-dealer clients. We execute the majority of the order flow from broker-dealer clients as principal. The majority of the revenues we earn from broker-dealer clients are net trading revenues, generated from the difference between the price paid when securities are bought and the price received when those securities are sold. We also provide fixed income and foreign currency trade executions to our broker-dealers clients.

Global Markets Competition

The securities industry is constantly evolving and intensely competitive, a trend that we expect will continue. Our market-making product competes primarily with similar products offered by global, national, and regional broker-dealers, the NYSE, the AMEX, NASDAQ, regional exchanges and alternative trading systems, such as ECNs and dark books. We have also experienced greater competition from market-making firms with highly automated, electronic trading models. Another source of competition comes from broker-dealers who execute portions of their client flow through internal market-making desks rather than sending the client flow to third party execution destinations, such as Knight.

We compete primarily on the basis of our execution standards (including price, liquidity and speed), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by regulators and investors on execution quality and overall transaction costs have resulted in a market environment characterized by narrowed spreads and reduced revenue capture metrics. Consequently, maintaining profitability has become extremely difficult for many market-makers. Generally, improvements in execution quality, such as faster execution speed and greater price improvement, negatively impact the ability to derive revenues from executing broker-dealer order flow. For example, we have made, and continue to make, changes to our execution protocols, which have had, or could have, a significant impact on our profitability. To remain profitable, some market-makers have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations. In 2005 and 2006, we significantly increased the amount of automation in our market-making business, and we now execute most of our trades on an automated basis.

Competition for order flow in the U.S. equity markets continues to be intense in connection with publicly disclosed execution metrics; i.e., SEC Rules 605 and 606. These rules, applicable to broker-dealers, add greater disclosure to execution quality and order-routing practices. Rule 605 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 606 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements as well as internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary obligations to seek to obtain best execution for their customers’ orders.

Commission rates have been under pressure for a number of years, and the ability to execute trades electronically through the internet and through other alternative trading systems (for example, through ECNs, direct market access or crossing networks) has increased the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices. Competition for business from institutional clients is based on a variety of factors, including execution quality, equity research, reputation, soft dollar and commission recapture services, technology, client relationships, client service, cost and capital facilitation. Based on industry surveys, approximately 50% of institutional equity commissions have historically been allocated to broker-dealers in exchange for either research or soft dollar and commission recapture services. These industry surveys also indicate that execution quality is one of the primary reasons why institutions allocate commissions to broker-dealers other than for research or soft dollar and commission recapture services. With our acquisition of the business of Donaldson & Co. (“Donaldson”) in 2003, we strengthened the soft dollar and commission recapture services we provide to our clients. In 2005, we also established a new research division, Knight Technical Research, to provide unbundled market analysis to our institutional client base. In the future, due partly to the regulatory scrutiny over the past few years relating to equity research and the continued focus by investors on execution quality and overall transaction costs, we believe that a greater percentage of institutional commissions will be allocated based on the quality of executions. However, there is no guarantee that this will occur.

Another factor contributing to the increase in competition for order flow is the significant mergers among U.S. market centers over the past several years, and the launch of independent ECNs and joint ventures with regional stock exchanges. The effects of these mergers and the launch of new competition, as well as the expected consolidation of certain U.S. and international stock exchanges, will be seen in the coming years.

Global Markets Infrastructure

We have invested a significant amount of resources in order to expand our execution capacity and upgrade our trading systems and infrastructure and plan to continue to make additional investments in technology in 2007. Our ability to identify and deploy emerging technologies that facilitate the execution of trades is key to the successful execution of our business model. Not only has technology enhanced our capacity and ability to handle order flow faster, it has also been an important component of our strategy to comply with government regulations, achieve competitive execution standards, increase trading automation and provide superior client service. In 2005, we automated the majority of our execution services for broker-dealer order flow through our internally developed quantitative models. We continued this process in 2006 which contributed to the improvement of Global Markets’ financial results. We plan to enhance our use of technology and quantitative models to further automate our execution services.

We use our proprietary technology and technology licensed from third parties to execute trades, monitor the performance of our traders, assess our inventory positions, manage risk and provide ongoing information to our clients. We are electronically linked to institutions and broker-dealers to provide immediate access to our trading operations and to facilitate the handling of client orders. Our business-to-business portal and our proprietary direct market access technology, Knight Direct, provide our clients with an array of web-based tools to interact with our Global Markets’ trading systems and most U.S. equity, futures and options market centers. Broker-dealers, both foreign and domestic, use this portal to send us order flow, access reports and use the other tools it offers to facilitate their business.

Alternative trading and data center facilities are in place for our primary domestic Global Markets operations. These facilities have been designed to allow us to continue a substantial portion of our operations if we are prevented from accessing or utilizing our primary office locations for an extended period of time.

Corporate Segment

The corporate segment includes all costs not associated with our two primary operating segments, primarily corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, director’s fees, investor and public relations expenses and directors’ and officers’ insurance. This segment also includes the investment income earned on our strategic investments and our corporate investment in the Deephaven Funds. The results from our Corporate segment were positively impacted in 2005 and 2006 by realized gains from the sales of our strategic equity investments in the International Securities Exchange, Inc. (“ISE”) and the Nasdaq Stock Market, Inc. (“Nasdaq”).

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

Government Regulation and Market Structure

Most aspects of the Company’s business are subject to extensive securities regulation under federal, state and international laws. The SEC, NASD, FSA, CFTC, MSRB, NFA, other self-regulatory organizations (commonly known as SROs), and other regulatory bodies, such as state securities commissions, promulgate numerous rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets. Regulated entities are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of officers, supervisors and registered employees. Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censures, fines, the issuance of cease-and-desist orders or injunctions, or the suspension or disqualification of the entity and/or its officers, supervisors or registered employees. We, and certain of our past and present officers, directors and employees, have in the past been subject to claims alleging the violation of such laws, rules and regulations. We are subject to several of these matters as further described in “Legal Proceedings” in Part I, Item 3 herein. Certain aspects of the Company’s public disclosure, corporate governance principles, internal control environment and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and Nasdaq.

Rule-making by the SEC, NASD, CFTC, MSRB, NFA and corresponding market structure changes, can have, and have had an impact on the Company’s regulated subsidiaries by directly affecting our method of operation and profitability. Legislation such as the USA PATRIOT Act of 2001 has imposed significant obligations on broker-dealers and mutual funds. These increased obligations require the implementation and maintenance of internal practices, procedures and controls which have increased our costs and may subject us to regulatory inquiries, claims or penalties.

The regulatory environment in which we operate our Global Markets business segment is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, CFTC, other United States or foreign governmental regulatory authorities, the NASD, the NFA and other SROs or regulatory bodies. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers. We cannot predict what effect, if any, such changes might have. For example, in June 2005, the SEC adopted rules under its Regulation NMS designed to modernize and strengthen the regulatory structure of the U.S. equity markets. Although many components of Regulation NMS may strengthen our national market system, certain components of the proposal (i.e., the trade-through rule) may have the potential for causing greater harm than good to the marketplace. Moreover, it is possible that Regulation NMS and its associated rules could negatively impact our Global Markets business. Regulation NMS is scheduled to begin implementation in March 2007. The recent expansion of many regional exchanges, in which several exchanges are seeking to create their own alternative trading systems (e.g., ECNs) and compete in the OTC and listed trading venues, as well as other independent ECNs, could also negatively impact our Global Markets business.

We have foreign based subsidiaries. The brokerage industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, the Markets in Financial Instruments Directive (“MiFID”) adopted by the European Commission, is scheduled for implementation in November 2007. MiFID represents one of the more significant changes to take place in the operation of European capital markets. It is possible that MiFID and its associated rules and directives could negatively impact our Global Markets business.

Our Asset Management subsidiary, Deephaven, became registered as an investment adviser with the SEC in 2006. Registration as an investment adviser has resulted in additional regulatory responsibilities and obligations on Deephaven’s business compared to those prior to registration. Deephaven is also registered with the CFTC and is a member of the NFA as a “commodity pool operator” and a “commodity trading adviser.” Due to the nature of Deephaven’s client base, however, Deephaven is exempt from many of the CFTC/NFA regulations. Deephaven’s U.K. subsidiary is regulated by the FSA and Deephaven’s Hong Kong subsidiary is regulated by the Hong Kong Securities and Futures Commission.

The Company believes that it is in material compliance with applicable regulations.

Net Capital Requirements

Certain of our subsidiaries are subject to the SEC’s Net Capital Rule. This rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments, commonly called haircuts, which reflect the possibility of a decline in the market value of an asset before disposition, and non allowable assets.

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

During 2006, our significant broker-dealer subsidiaries, including KEM and KCM, were in compliance with their capital adequacy requirements. For additional discussion related to net capital, see Footnote 19 “Net Capital Requirements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Employees

As of December 31, 2006, our headcount was 844 full-time employees, compared to 720 full-time employees at December 31, 2005. The increase in headcount is primarily related to expansion of our Global Markets offering through the addition of the businesses of Hotspot and ValuBond in 2006. Of our 844 full-time employees at December 31, 2006, 772 were employed in the U.S. and 72 outside the U.S., primarily in the United Kingdom. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.    Risks Factors

We face a number of risks that may adversely affect our business, financial condition and operating results. These include, but are not limited to, the following:

•	Our business could be harmed by adverse economic, political and market conditions

The securities business generally is, by its nature, volatile. It is directly affected by numerous national and international factors that are beyond our control, including, among others, economic and political conditions; market sentiment; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; legislative and regulatory changes; changes in currency and commodity values; and inflation. Any one or more of these factors may contribute to reduced levels of activity in the securities markets generally, or increased market volatility, which could result in lower revenues in both our Global Markets and Asset Management segments. Any reduction in revenues or any loss resulting from the above factors could have a material adverse effect on the Company’s businesses, financial condition and operating results.

•	Regulatory and legal uncertainties could harm our business

The securities industry in the United States is subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Broker-dealers are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of their officers, supervisors and registered employees. Our operations and profitability may be directly affected by, among other things, additional legislation; changes in rules promulgated by the SEC, CFTC, FSA, the NASD and other SROs or regulatory bodies; and changes in the interpretation or enforcement of existing laws and rules. Failure to comply with these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the broker-dealer, FCM or asset manager and/or their officers, supervisors or registered employees. Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We are currently the subject of regulatory reviews and investigations that may result in disciplinary actions in the future due to claimed noncompliance.

Various regulatory and enforcement agencies have been reviewing regulatory reporting obligations and best execution and trading practices as they relate to the brokerage and options industries. These reviews could result in enforcement actions or new regulations which could adversely affect our operations.

The SEC, CFTC, FSA, the NASD and other SROs are constantly proposing, or enacting, new regulations for the marketplace. For example, in June 2005, the SEC adopted rules under its Regulation NMS designed to modernize and strengthen the regulatory structure of the U.S. equity markets. Although many components of Regulation NMS may strengthen our national market system, certain components of the proposal (e.g., the trade-through rule) may have the potential for creating greater harm than good to the marketplace. Regulation NMS is scheduled to begin implementation in March 2007. MiFID, which is scheduled for implementation in November 2007, represents one of the more significant changes to take place in the operation of European capital markets. It is possible that Regulation NMS and MiFID, and their associated rules, could negatively impact our Global Markets business.

In regards to our Asset Management business, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the hedge fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered or adopted by the U.S. Congress, as well as the Department of Labor, which enforces the Employee Retirement Income Security Act of 1974 to which Deephaven is subject, and certain U.S. regulatory entities and the governing bodies of non-U.S. jurisdictions. For example, the SEC enacted new rules that required most investment advisers to hedge funds, including Deephaven, to register as investment advisers by February 1, 2006 which resulted in additional responsibilities and obligations on Deephaven’s business. Deephaven became a registered investment advisor in January 2006. Although the SEC rule on hedge fund adviser registration under the Investment Advisers Act was ultimately overturned, Deephaven has elected to continue as a registered investment adviser. It is impossible to predict what, if any, changes in regulation applicable to Deephaven or the funds it manages, the markets in which they trade and invest or the counterparties with whom they do business may be instituted in the future. Any such regulation could negatively impact the profit potential of our Asset Management business.

As a result, regulatory actions or proceedings, regulatory legislation and changes in market customs and practices could have a material adverse effect on the Company’s business, financial condition and operating results.

•	We are highly dependent on key personnel

We are highly dependent on a limited number of key executives. Except for Thomas Joyce, our Chairman of the Board and Chief Executive Officer, who has an employment contract through December 2008, and certain Deephaven managers, no other key executive has an employment contract with the Company. Our success will be dependent to a large degree on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. Competition for such personnel is intense. The loss of the services of any of our key executives or the inability to identify, hire and retain necessary highly qualified executive management in the future could have a material adverse effect on our business, financial condition and operating results.

The Deephaven Managers have entered into new employment agreements, which became effective on January 1, 2007. These agreements are for three years and include a right of renewal by the Deephaven Managers through 2012 under certain circumstances. In the event that these agreements are not renewed by the Deephaven Managers or we lose the services of any of these senior managers, it could have a material adverse effect on our business, financial condition and operating results.

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

At December 31, 2006, the Company held a corporate investment of approximately $188 million in the Deephaven Funds. A decline in the Deephaven Funds’ returns could also have a material adverse effect on the value of our corporate investment and our operating results.

•	Our Asset Management business is subject to many risks

Our Asset Management business is subject to a variety of risks. These risks include, but are not limited to, the departure of key management, redemptions by investors, volatility of the funds’ returns and regulatory or legislative changes and proceedings.

Investors in the Deephaven Funds may generally redeem their investments upon relatively short notice, subject to certain withdrawal restrictions. Management changes or poor performance relative to other investment management firms tend to result in increased redemptions, the loss of accounts, and potentially significant limitations on Deephaven’s ability to raise new assets. During a declining market, the pace of these redemptions and withdrawal of assets may accelerate. Regulatory proceedings can impact the ability to raise funds and may increase redemptions. Redemptions could have a material adverse effect on the value of our investment in the Deephaven Funds and our results of operations.

In light of the recent announcement of the agreements with the Deephaven Managers completed in December 2006 and the resulting changes to the Deephaven management team, Deephaven and its management team have been actively working to meet with investors in the Deephaven Funds to explain the transactions and changes, and to address any questions or concerns the investors may have and to communicate Deephaven’s strategies and perspectives for 2007 and beyond. As is expected and common in these circumstances, Deephaven received redemption notices from certain investors following the announcement of the agreements and the change in portfolio manager for the Deephaven Event Fund. At this time, the Company believes, based on information currently available, that pending redemptions, offset by expected incoming investments, are not expected to have a material adverse effect on the results of our operations.

As of December 31, 2006, approximately 38% of the Deephaven Funds’ assets under management were in the Deephaven Market Neutral Funds (“Market Neutral Fund”). The investment philosophy for the Market Neutral Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the Market Neutral Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets, and credit spread relationships, among other factors. Within the Market Neutral Fund, Deephaven generally employs a variety of investment strategies, including event-driven, volatility-driven, fundamental equity, credit-driven and global macro strategies among others. There is no material limitation on the types of investment strategies that may be employed by the Market Neutral Fund.

There will be unhedged asset factor risks (i.e. equity, credit, interest rate, foreign exchange) in the Market Neutral Fund. Deephaven also manages single-strategy funds that pursue investment strategies which involve substantial risks based on the fact that they are less diversified strategies and could be more vulnerable to structural economic and regulatory changes, or general market conditions. The less diversified nature of these strategies may cause their performance to be more volatile and result in the incurrence of greater losses during unprofitable periods as compared to a more diversified approach.

Separately, Deephaven’s business also involves specific categories of trading and operational risk. For example, although Deephaven may attempt to hedge positions as part of its trading strategies, there is no assurance that adequate hedging opportunities will exist. Moreover, Deephaven relies to a material degree on its prime brokers to provide leverage, custody, execution and other services, but there is no assurance that the prime brokers will continue to provide the amount of leverage which they have in the past, or on the same terms, or provide any of the other services they currently provide, on a cost-effective basis. Deephaven also faces significant risk from the fact that any of its trading counterparties could fail, which would likely have the effect of greatly diminishing the value of the assets which are the subject of trades with that counterparty. Finally, if Deephaven does not appropriately structure its use of leverage, the losses the funds incur could be materially exacerbated.

•	Acquisitions, strategic investments and strategic relationships involve certain risks

Over the last two years, we have undertaken several strategic acquisitions, including the completed acquisitions of Direct Trading, Direct Edge, Hotspot, and ValuBond. We intend to continue to pursue strategic acquisitions of, or investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

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

In our Asset Management business we primarily compete with hedge funds and other asset management companies. Competition is based primarily on our reputation, client relationships, the experience of the management team, investment strategies, risk profile, fee structures and historical fund returns. Many of our competitors may have substantially greater financial resources as well as larger research and trading staffs than those available to Deephaven. These greater resources may be a particularly important competitive advantage given the highly technical, quantitative analysis required for operating a multi-strategy asset management firm. Competitive investment activity by other firms tends to reduce the Deephaven Funds’ opportunity for profit. The amount of capital committed to alternative investment strategies (i.e., hedge funds) has increased dramatically during recent years. The profit potential of the Deephaven Funds may be materially reduced as a result of the proliferation of alternative investment entities in competition with Deephaven.

As a result of the above, there can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and operating results.

•	We could lose significant sources of revenues if we lose any of our major clients

At times, a limited number of Global Markets clients have accounted for a significant portion of our equity and institutional order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our Global Markets trading and market-making services to remain concentrated within a limited number of clients. None of our clients is contractually obligated to utilize us as a market-maker and, accordingly, these clients may direct their trading activities to other market-makers at any time. Some of these clients have purchased market-makers and specialist firms to internalize order flow. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our trading and market-making activities. In 2006, one client accounted for 10.9% of our total U.S. equity dollar value traded in our Global Markets segment. Our Asset Management segment also has a limited number of investors, though, as of December 31, 2006, there was no institution that accounted for more than 10% of the Deephaven Funds’ assets under management. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and operating results.

•	Our business is subject to substantial risk from litigation, regulatory investigations and potential securities laws liability

Many aspects of our business involve substantial risks of liability. We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NASD, the Department of Labor, the FSA, the CFTC and other U.S. and non-U.S. SROs and regulatory bodies. We are also subject to the risk of litigation. From time to time, we, and certain of our past and present officers, directors and employees, have been named as parties in legal actions, regulatory investigations and proceedings, securities arbitrations and administrative claims and have been subject to claims alleging the violation of such laws, rules and regulations, some of which have resulted in the payment of fines and settlements. Moreover, we may be required to indemnify past and present officers, directors and employees in regards to these matters. We are subject to several of these matters as further described in “Legal Proceedings” in Part I, Item 3 herein.

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

•	Our revenues may be negatively impacted by declines in market volume, volatility, price or liquidity

Our Global Markets revenues may decrease in the event of a decline in market volume, volatility, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from market-making activities. Lower price levels of securities may also result in reduced revenue capture, and thereby reduced revenues from market-making transactions, as well as result in losses from declines in the market value of securities held in inventory. Sudden sharp declines in market values of securities can result in illiquid markets, declines in the market values of securities held in inventory, the failure of buyers and sellers of securities to fulfill their obligations and settle their trades, and increases in claims and litigation. Our Asset Management business could be similarly impacted. Any decline in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.

•	Our revenues may be negatively impacted by factors that adversely affect our trade execution activities and the credit risks associated with our clearing brokers

The majority of our revenues are derived from our Global Markets business. We expect this to continue for the foreseeable future. Any factor adversely affecting trading and market-making in general, or our market-making activities in particular, could adversely affect our business, financial condition and operating results. Our future success will depend on continued demand for our trading and market-making services and our ability to respond to regulatory and technological changes, as well as client demands. If demand for our trading and market-making services fails to grow, grows more slowly than we anticipate, or declines, our business, financial condition and operating results could be materially and adversely affected.

As a market-maker of OTC and listed equities, the majority of our securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. We clear the majority of our securities transactions through unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. At any time a substantial portion of our assets are held at one or more clearing brokers and, accordingly, we are subject to credit risk with respect to such clearing brokers. One firm clears the majority of our trades and holds the majority of our assets within Global Markets. Consequently, we are reliant on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We are also dependent on the solvency of such clearing brokers. Any failure by the clearing brokers to adequately discharge their obligations on a timely basis, or failure by a clearing broker to remain solvent, or any event adversely affecting the clearing brokers, could have a material adverse effect on our business, financial condition and operating results.

•	The market price of our common stock could fluctuate significantly

Our Class A Common Stock, and the U.S. securities markets in general, have experienced significant price fluctuations in recent years. The price of our Class A Common Stock could decrease substantially. Since the market price of our Class A Common Stock tends to fluctuate significantly, we may become the subject of securities class action litigation which may result in substantial costs and a diversion of management’s attention and resources. Our future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of our Class A Common Stock.

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

Capacity constraints, systems failures and delays may occur again in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response times resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer a loss of clients, especially our largest clients, or a reduction in the growth of our client base, increased operating expenses, financial losses, additional litigation or other client claims, and regulatory sanctions or additional regulatory burdens.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located in Jersey City, New Jersey. We lease approximately 266,000 square feet at 545 Washington Boulevard under a lease that expires in October 2021. We also collectively lease approximately 121,000 square feet for our other office locations in the U.S. and abroad.

The Company incurred $8.5 million of Writedown of assets and lease loss accruals in 2006, primarily related to excess real estate capacity at the Company’s 545 Washington Boulevard facility in Jersey City, N.J., encompassing approximately 78,000 square feet, all of which is unoccupied. The Company engaged a real estate broker to sub-lease this excess space, but to date our efforts to sublet this space have not been successful. This accrual was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2008, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

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

Legal

Short Selling Litigation—KEM and/or the Company, sometimes together with other broker-dealer defendants, have been named in actions in which it was generally alleged that the firm improperly engaged in short sales transactions concerning securities of certain issuers. In general, the plaintiffs in all of these lawsuits are limited to either the issuer and/or a shareholder of the underlying security. Certain of these cases have been dismissed and others are in various stages of the litigation process. The one case currently pending in a trial court is H-Quotient, Inc. v. Knight Trading Group, Inc. and Knight Securities, L.P. in the United States District Court for the Southern District of New York. In Sporn et al. v. Elgindy et al, which had been filed in the United States District Court for the Central District of California, the court dismissed, with prejudice, the claims against the Company, and the plaintiffs filed a notice of appeal in the Ninth Circuit Court of Appeals. The Ninth Circuit remanded the case to the District Court on the grounds that there was no final appealable judgment. The plaintiffs’ action against certain remaining defendants continues. In ATSI v. The Shaar Fund, Ltd. Et al., which had been pending in the United States District Court for the Southern District of New York, the court dismissed, with prejudice, the claims against the Company, and plaintiffs appealed to the Second Circuit. That appeal remains pending.

KEM Trading Dispute Arbitration—On February 28, 2005, KEM filed an arbitration claim with NASD Dispute Resolution, Inc. against a trading counterparty and one of its registered representatives seeking recovery of approximately $6.5 million, representing the amount KEM believes it is owed by this counterparty in a trading dispute regarding the counterparty’s receipt of dividends on stocks traded for same-day settlement during the ex-dividend period (the “KEM Trading Dispute Arbitration”). In March 2005, a customer of the counterparty in the KEM Trading Dispute Arbitration filed an action in New York State Supreme Court against KEM seeking declaratory relief that the customer is the rightful owner of the dividends paid to them. In October 2005, KEM’s counterparty asserted claims in the KEM Trading Dispute Arbitration in the nature of an interpleader against its customer and KEM, requesting that the panel determine the rights to the disputed dividends. KEM has asserted counterclaims in the Supreme Court action. Hearings were held in the arbitration matter in January 2007, and additional hearing dates are scheduled for later in 2007. The Supreme Court action has been stayed pending completion of the arbitration.

Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al.—In January 2004, thirty-five securities firms, including the Company and its former operating subsidiary, Knight Financial Products LLC (collectively the “market-maker defendants”), as well as four options exchanges, were named in a complaint filed in the United States District Court for the Northern District of Illinois. The plaintiffs in the action allegedly submitted orders to buy and sell options on the four named options exchanges, and the market-maker defendants were prospective and/or actual counterparties to those orders. The plaintiffs allege that during the period from September 11, 2000 through the present day the market-maker defendants, among other things, failed to provide a competitive and orderly market for the purchase and sale of the options and issued false and misleading price quotations that deceived the plaintiffs. The plaintiffs allege that this conduct violated certain sections of the Sherman and Clayton Acts, the federal securities laws and Illinois state law, and also should result in common law liability. The plaintiffs have requested unspecified monetary damages and injunctive relief. On or about March 30, 2005, the court dismissed the complaint with prejudice and entered judgment against the plaintiffs. Plaintiffs moved to vacate the judgment and for reconsideration of the dismissal. The court then permitted plaintiffs to file an amended complaint and to add additional parties as plaintiff. Defendants have moved to dismiss the amended complaint. In September 2006, the district court dismissed, with prejudice, the federal causes of action in the consolidated complaint, and dismissed without prejudice, for lack of jurisdiction, the state law causes of action in the consolidated complaint. Judgment was entered by the court in September 2006. Thereafter, plaintiffs filed post-trial motions seeking reconsideration of the court’s decision and requesting the court to vacate its judgment. These motions remain pending. In October 2006, plaintiffs filed a Notice of Appeal with the Seventh Circuit Court of Appeals from this decision and judgment and from decisions and orders of the district court issued in 2005 dismissing the original complaints filed in this and related cases. The Notice of Appeal is stayed until plaintiffs’ post-trial motions are disposed of by the district court.

Gurfein etc. v. Ameritrade, Inc. et al.—This putative class action was filed in the United States District Court for the Southern District of New York in December 2004, alleging that the Company, various specialist firms, broker-dealers and the American Stock Exchange violated common law and the securities laws by, among other things, failing to execute limit orders for options at quoted prices and by executing market orders for options at prices less favorable than the actual market price. The plaintiff seeks unspecified monetary damages and injunctive relief. The Company is seeking indemnification for this matter under contractual arrangements with a third party, although there is no guarantee that it will be successful in obtaining such indemnification. In January 2006, the court dismissed the case with prejudice against the American Stock Exchange and without prejudice against the remaining defendants. In March 2006, plaintiff filed a Second Amended Complaint. The Second Amended Complaint asserts no claim against any Knight defendant.

Regulatory

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the SEC, CFTC or SROs, are reviewed in the ordinary course of business by our primary regulators, the SEC, NASD, FSA, CFTC, MSRB and NFA. The Company, as a major order flow execution destination, is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from its trading activity. The Company is currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a SEC, CFTC, FSA or SRO disciplinary action and/or civil or administrative action.

As disclosed in the Company’s Form 10-K filing for the year ended December 31, 2005, and in subsequent SEC filings in May 2006, Deephaven announced that it had concluded a settlement with the SEC in connection with trading activity associated with certain Private Investments in Public Equities (“PIPEs”). Without admitting or denying the allegations in the SEC’s complaint, and as part of the settlement, Deephaven was required to disgorge approximately $2.7 million, pay approximately $343,000 in pre-judgment interest and pay approximately $2.7 million as a civil penalty. In May 2006, these amounts were paid to the Clerk of the Court. The settlement resolved the matters for which Deephaven received the Wells Notice from the staff of the SEC in June 2005. The former Deephaven employee who also received a Wells Notice settled the allegations made by the SEC against him. Deephaven was not responsible for the penalties assessed against the former employee.

As disclosed in our amended Annual Report on Form 10-K/A for the year ended December 31, 2004, on December 16, 2004, Knight Securities L.P., (“KSLP,” now known as KEM) concluded a settlement with the SEC and the NASD (the “Settlement”). The Settlement resolved the matters for which KSLP received Wells Notices from the staffs of the SEC and NASD but did not address Wells Notices received by certain former employees of KSLP. In March 2005, NASD announced that it had charged Kenneth Pasternak, former CEO of KSLP, and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.” The administrative hearing in the NASD matter has been concluded. A decision has not yet been issued. In August 2005, the SEC announced that it had filed a civil fraud action in the United States District Court for the District of New Jersey against Kenneth Pasternak and John Leighton. The SEC matter is still pending.

In 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its subsidiary, Knight Financial Products LLC, during the period of time that the subsidiary conducted the Derivative Markets business prior to its sale by the Company in December 2004. The Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period 1999-2005. The Company responded to this request and is cooperating with the staff of the SEC and certain regional exchanges to resolve this matter.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is listed on the NASDAQ Stock Market LLC under the symbol “NITE”. Public trading of our Class A Common Stock commenced on July 8, 1998. The following table sets forth, for the past two years, the high and low quarterly sales price per share of the Class A Common Stock as reported by the NASDAQ Global Select Market:

2006	High	Low

First Quarter	$14.09	$8.99
Second Quarter	17.40	13.15
Third Quarter	18.47	13.75
Fourth Quarter	20.51	15.98

2005
First Quarter	10.99	9.35
Second Quarter	9.69	7.28
Third Quarter	8.94	7.40
Fourth Quarter	10.90	7.87

The closing sale price of our Class A Common Stock as reported by the NASDAQ Global Select Market on February 27, 2007, was $15.42 per share. As of that date there were approximately 690 holders of record of our Class A Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by our transfer agent, there are approximately 44,000 beneficial holders of our Class A Common Stock.

We have never declared or paid a cash dividend on our Class A Common Stock. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many other factors, including, but not limited to, our results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

The following table contains information about our purchases of Class A Common Stock during the fourth quarter of 2006:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2006 - October 31, 2006	401,962	$18.88	400,000	$158,743,271

November 1, 2006 - November 30, 2006	1,550,000	17.75	1,550,000	131,237,700

December 1, 2006 - December 31, 2006	181,490	17.68	180,400	128,050,935

Total	2,133,452	17.95	2,130,400

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $460 million to a total of $495 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005 and April 18, 2006. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors. The repurchase program has no set expiration or termination date.

Item 6.    Selected Financial Data

The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight Capital Group, Inc. and the Notes thereto included elsewhere in this document. The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2006, 2005 and 2004 and the Consolidated Statements of Financial Condition Data at December 31, 2006 and 2005 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2003 and 2002 and the Consolidated Statements of Financial Condition Data at December 31, 2004, 2003 and 2002 are derived from Consolidated Financial Statements not included in this document.

	For the years ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data (1):	(In thousands, except share and per share data)
Revenues
Commissions and fees	$405,315	$296,222	$276,011	$163,147	$75,599
Net trading revenue	243,761	165,614	250,993	290,938	269,323
Asset management fees	213,887	89,227	77,658	57,903	34,510
Interest and dividends, net	16,027	9,019	4,647	3,657	5,357
Investment income and other	72,219	74,541	16,441	30,264	13,199

Total revenues	951,209	634,623	625,750	545,909	397,988

Transaction-based expenses
Execution and clearance fees	106,908	99,427	111,788	102,659	85,917
Soft dollar and commission recapture	65,458	63,671	60,118	9,986	7,372
Payments for order flow and ECN rebates	42,191	21,220	36,632	32,179	36,306

Total transaction-based expenses	214,557	184,318	208,538	144,824	129,595

Revenues, net of transaction-based expenses	736,652	450,305	417,212	401,085	268,393

Other direct expenses
Employee compensation and benefits	352,353	229,460	244,550	206,860	169,044
Communications and data processing	33,119	32,513	28,896	27,992	31,077
Depreciation and amortization	20,641	16,355	14,248	19,385	26,658
Professional fees	20,568	19,555	14,915	10,993	16,384
Business development	14,343	6,419	8,269	7,160	6,852
Occupancy and equipment rentals	13,536	13,554	16,852	17,449	21,554
Writedown of assets and lease loss accrual	8,480	10,055	3,810	16,508	15,423
Regulatory charges and related matters	—	5,703	79,342	—	—
International charges	—	—	—	—	31,221
Other	17,101	11,540	6,844	11,152	13,771

Total other direct expenses	480,141	345,154	417,726	317,499	331,984

Income (loss) before income taxes, minority interest and discontinued operations	256,511	105,151	(514)	83,586	(63,591)
Income tax expense (benefit)	98,165	38,912	9,258	32,497	(20,139)

Income (loss) before minority interest and discontinued operations	158,346	66,239	(9,772)	51,089	(43,452)
Minority interest in consolidated subsidiaries	—	—	—	—	5,101

Net income (loss) from continuing operations	$158,346	$66,239	$(9,772)	$51,089	$(38,351)
Income (loss) from discontinued operations, net of tax	$—	$122	$100,904	$(13,016)	$(4,886)

Net income (loss)	$158,346	$66,361	$91,132	$38,073	$(43,237)

Basic earnings per share from continuing operations	$1.56	$0.64	$(0.09)	$0.46	$(0.32)

Diluted earnings per share from continuing operations	$1.49	$0.62	$(0.08)	$0.43	$(0.32)

Basic earnings per share from discontinued operations	$—	$—	$0.90	$(0.12)	$(0.04)

Diluted earnings per share from discontinued operations	$—	$—	$0.86	$(0.11)	$(0.04)

Basic earnings per share	$1.56	$0.64	$0.81	$0.34	$(0.36)

Diluted earnings per share	$1.49	$0.62	$0.77	$0.32	$(0.36)

Shares used in computation of basic earnings per share	101,420,428	103,455,791	112,423,158	112,023,419	120,771,786

Shares used in computation of diluted earnings per share	106,242,653	106,881,855	117,636,085	117,749,743	120,771,786

	December 31,
	2006	2005	2004	2003	2002
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$214,760	$230,591	$445,539	$249,998	$236,629
Securities owned, held at clearing brokers, at market value	711,775	380,367	254,473	201,239	143,357
Investment in Deephaven sponsored funds	187,573	281,657	215,330	197,605	148,688
Assets within discontinued operations	—	—	—	2,938,223	2,411,285
Total assets	2,028,214	1,416,016	1,394,020	3,960,228	3,174,058
Securities sold, not yet purchased, at market value	693,071	345,457	221,421	173,119	84,715
Liabilities within discontinued operations	—	—	—	2,808,167	2,200,504
Total stockholders’ equity	962,487	823,448	851,202	787,096	753,832

(1) - Certain prior year amounts have been reclassified to conform to current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a leading financial services firm that provides voice and electronic access to the capital markets across multiple asset classes for buy-side, sell-side and corporate clients, and asset management for institutions and private clients. We continually apply knowledge and innovation to the trading and asset management processes to build lasting client partnerships through consistent performance and superior client service. We have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment.

•

Asset Management—Our Asset Management business, Deephaven, is a global, multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $4.2 billion as of December 31, 2006, up from $2.9 billion of assets under management as of December 31, 2005.

•

Global Markets—Our Global Markets business offers superior execution quality through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support the capital formation process. We make a market or trade in nearly every U.S. equity security and provide trade execution services in a large number of international securities, futures, options, foreign currencies and fixed income instruments.

The Company’s Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and our corporate investment in funds managed by the Asset Management segment (the “Deephaven Funds”). Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

In December 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. (“Citigroup”). In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations for 2005 and 2004. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 9 “Discontinued Operations” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

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

	For the years ended December 31,
	2006	2005	2004
Asset Management
Revenues	$214.9	$89.8	$78.2
Operating Expenses	140.0	63.2	48.6

Pre-Tax Operating Earnings	74.8	26.5	29.6

Global Markets
Revenues	669.7	470.7	531.0
Operating Expenses	510.9	425.6	461.1

Pre-Tax Operating Earnings	158.8	45.1	69.9

Corporate
Revenues	66.6	74.2	16.6
Operating Expenses	35.3	24.9	33.5

Pre-Tax Operating Earnings	31.4	49.3	(16.9)

Consolidated
Revenues	951.2	634.6	625.8
Operating Expenses	686.2	513.7	543.2

Pre-Tax Operating Earnings	$265.0	$120.9	$82.6

Totals may not add due to rounding

Consolidated revenues in 2006 increased $316.6 million, or 50% from 2005, while consolidated Operating Expenses increased $172.5 million or 34% from 2005. Overall, Consolidated Pre-Tax Operating Earnings increased $144.1 million, or 119% from 2005.

The changes in our Pre-Tax Operating Earnings by segment from 2005 to 2006 are summarized as follows:

•

Asset Management—Our 2006 Pre-Tax Operating Earnings from Asset Management were up $48.3 million, or 182% from 2005, primarily due to higher incentive fees as a result of increased fund returns and higher assets under management.

•

Global Markets—Our 2006 Pre-Tax Operating Earnings from Global Markets were up $113.7 million or 252% from 2005, primarily due to the expansion of our electronic trading effort and automated execution of most of our broker-dealer order flow, increased revenue capture and volumes, and improved market conditions.

•

Corporate—The results from our Corporate segment were positively impacted in 2006 by realized gains from the sales of our corporate equity investment in the International Securities Exchange, Inc. (“ISE”), as well as higher returns on our corporate investment in the Deephaven Funds. The decrease in our 2006 Pre-Tax Operating Earnings compared to 2005 is primarily related to the sale of our investment in the Nasdaq Stock Market, Inc. (“Nasdaq”) in 2005.

A reconciliation of income (loss) from continuing operations before income taxes in accordance with GAAP (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings and of total GAAP expenses to Operating Expenses is included elsewhere in this section.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance, amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges related to our legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; the addition or loss of executive management and asset management, sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our pre-tax profit margins, market share and revenue capture in our Global Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

Trends

We believe that our continuing operations are impacted by the following trends that may affect our financial condition and results of operations.

•

Broker-dealer clients continue to focus on statistics measuring the quality of equity executions (including speed of executions and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market-makers have increased the level of automation within their operations. Over the past several years, the greater focus on execution quality has resulted in greater competition in the marketplace, which, along with market structure changes and market conditions, has negatively impacted the revenue capture metrics of the Company and other market-making firms.

•

Retail equity transaction volumes executed by broker-dealers have fluctuated over the past few years due to investor sentiment, market conditions and a variety of other factors. Retail equity transaction volumes may not be sustainable and are not predictable.

•

There has been consolidation among market centers over the past several years, and several regional exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (i.e. ECNs) and compete within the OTC and listed trading venues. In addition, many broker-dealers are offering their own internal crossing networks creating further fragmentation in the marketplace.

•

Market structure changes, competition and market conditions have triggered an industry shift toward market-makers charging explicit commissions or commission equivalents to institutional clients for executions in OTC securities. For the majority of our institutional client orders, we charge explicit fees in the form of commissions or commission equivalents. Institutional commission rates have fallen in the past few years, and may continue to fall in the future.

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

•

There has been increased scrutiny of market-makers, specialists, hedge funds and soft dollar practices by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future.

•	There has been a proliferation of alternative investment entities, which has had the effect of materially increasing competition for new investor assets.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from Global Markets. Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of Direct Trading, Direct Edge, Hotspot and ValuBond and the growth of our soft dollar and commission recapture activity.

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

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of annual management fees, calculated as fixed percentages of assets under management, and incentive fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any.

We earn interest income from our cash held at banks and cash held in trading accounts at clearing brokers. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and clearing brokers and our level of securities positions in which we are long compared to our securities positions in which we are short.

Investment income and other primarily represents income earned, net of losses, related to our corporate investment in the Deephaven Funds and our strategic investments. Such income is primarily affected by the level of our corporate investments in our Deephaven Funds and rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

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

Results of Operations

The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the years ended December 31,
	2006	2005	2004
Revenues
Commissions and fees	42.6%	46.7%	44.1%
Net trading revenue	25.6%	26.1%	40.1%
Asset management fees	22.5%	14.1%	12.4%
Interest and dividends, net	1.7%	1.4%	0.8%
Investment income and other	7.6%	11.7%	2.6%

Total revenues	100.0%	100.0%	100.0%

Transaction-based expenses
Execution and clearance fees	11.2%	15.7%	17.9%
Soft dollar and commission recapture expense	6.9%	10.0%	9.6%
Payments for order flow and ECN rebates	4.4%	3.3%	5.9%

Total transaction-based expenses	22.6%	29.0%	33.3%

Revenues, net of transaction-based expenses	77.4%	71.0%	66.7%

Other direct expenses
Employee compensation and benefits	37.0%	36.2%	39.1%
Communications and data processing	3.5%	5.1%	4.6%
Depreciation and amortization	2.2%	2.6%	2.3%
Professional fees	2.2%	3.1%	2.4%
Business development	1.5%	1.0%	1.3%
Occupancy and equipment rentals	1.4%	2.1%	2.7%
Writedown of assets and lease loss accrual	0.9%	1.6%	0.6%
Regulatory charges and related matters	0.0%	0.9%	12.7%
Other	1.8%	1.8%	1.1%

Total other direct expenses	50.5%	54.4%	66.8%

Income (loss) from continuing operations before income taxes	27.0%	16.6%	–0.1%
Income tax expense	10.3%	6.1%	1.5%

Net income (loss) from continuing operations	16.6%	10.5%	–1.6%
Income (loss) from discontinued operations, net of tax	0.0%	0.0%	16.1%

Net income	16.6%	10.5%	14.6%

Percentages may not add due to rounding.

Years Ended December 31, 2006 and 2005

Continuing Operations

Revenues

Asset Management

	For the years ended December 31,
	2006	2005	Change	% of Change
Total Revenues from Asset Management (millions)	$214.9	$89.8	$125.1	139.3%

Average month-end balance of assets under management (millions)	$3,420.4	$3,291.1	$129.3	3.9%
Annual fund return to investors*	22.8%	7.2%	15.6%	218.4%

*	Annual fund return represents the blended annual return across all assets under management.

Total revenues from the Asset Management segment, which primarily consists of Asset management fees, increased 139.3% to $214.9 million in 2006, from $89.8 million in 2005. The increase is primarily due to higher incentive fees as a result of increased fund returns and higher assets under management. The average month-end balance of assets under management increased to $3.4 billion in 2006, from $3.3 billion in 2005. The blended annual fund return across all assets under management for 2006 was a gain of 22.8%, up from a gain of 7.2% in 2005.

Global Markets

	For the years ended December 31,
	2006	2005	Change	% of Change
Commissions and fees (millions)	$405.3	$296.2	$109.1	36.8%
Net trading revenue (millions)	243.8	165.6	78.1	47.2%
Interest and dividends, net (millions)	12.2	6.6	5.5	83.6%
Investment income and other (millions)	8.4	2.2	6.2	283.2%

Total Revenues from Global Markets (millions)	$669.7	$470.7	$199.0	42.3%

U.S equity dollar value traded ($ billions)	2,033.6	1,882.2	151.4	8.0%
U.S. equity trades executed (millions)	225.5	204.1	21.4	10.5%
Nasdaq and Listed equity shares traded (billions)	94.3	106.3	(12.0)	–11.3%
OTC Bulletin Board and Pink Sheet shares traded (billions)	1,063.1	718.8	344.3	47.9%
Average revenue capture per U.S. equity dollar value traded (bps)	2.1	1.8	0.4	21.6%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 42.3% to $669.7 million in 2006, from $470.7 million in 2005. Revenues in 2006 were positively impacted by improved market conditions, higher dollar volumes, an increase in revenue capture per U.S. equity dollar value traded, the expansion of our electronic trading effort and the automation of executions of most of our broker-dealer order flow. Revenues in 2006 were also positively impacted by the addition of Direct Trading, Direct Edge, Hotspot and ValuBond, which were acquired in June 2005, October 2005, April 2006 and October 2006, respectively. Excluding the impact of these acquisitions, total revenues from Global Markets would have increased 26.6% to $563.2 million in 2006, from $444.9 million in 2005. Revenues were also positively impacted by new fees charged to clients in connection with certain transaction-based regulatory costs incurred by the Company. These fees increased Commissions and fees by $19.2 million in 2006. Approximately $9.4 million of these fees related to client transaction activity in 2006 while the remaining $9.8 million related to client transaction activity in 2005 and prior years.

Average revenue capture per U.S. equity dollar value traded was 2.1 basis points (“bps”) in 2006, up from 1.8 bps in 2005. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $434.6 million and $330.4 million in 2006 and 2005, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge, Hotspot and ValuBond.

Corporate

	For the years ended December 31,
	2006	2005	Change	% of Change
Total Revenues from Corporate (millions)	$66.6	$74.2	$(7.5)	–10.1%

Average corporate investment balance in the Deephaven Funds (millions)	$230.2	$272.6	$(42.5)	–15.6%

Total revenues from the Corporate segment, which primarily represents income from our corporate investments in the Deephaven Funds and other strategic investments, decreased 10.1% to $66.6 million, from $74.2 million in 2005. Included in 2006 is a pre-tax gain of $30.1 million related to the sale of the remaining portion of the Company’s equity investment in the ISE. In 2005, the Company sold 70% of its original equity ownership of the ISE and its entire Nasdaq equity investment which resulted in pre-tax gains of $34.2 million and $21.7 million, respectively. Excluding these gains on our strategic investments, total revenues from the Corporate segment were $36.5 million in 2006, up 99.9% from $18.3 million in 2005. Income from our corporate investments in the Deephaven Funds rose 109.4% to $34.2 million in 2006 from $16.3 million in 2005. This increase was due to a higher average return on investment, offset in part by a lower average investment balance.

Transaction-based expenses

Execution and clearance fees increased 7.5% to $106.9 million in 2006, from $99.4 million in 2005. As a percentage of total revenue, Execution and clearance fees decreased to 11.2% in 2006, from 15.7% in 2005. Excluding gains on the sales of our strategic investments, Execution and clearance fees as a percentage of total revenue were 11.6% in 2006 and 17.2% in 2005. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions.

Soft dollar and commission recapture expense increased 2.8% to $65.5 million in 2006, from $63.7 million in 2005, primarily due to the inclusion of a full year’s results from Direct Trading in 2006, which was acquired in the middle of 2005.

Payments for order flow and ECN rebates increased to $42.2 million in 2006, from $21.2 million in 2005. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 4.4% in 2006, from 3.3% in 2005. This expense increased primarily due to increased profitability-based rebates paid to broker-dealers and the full year inclusion of, and higher volumes within, the Direct Edge business which was acquired in October 2005.

Other direct expenses

Employee compensation and benefits expense increased 53.6% to $352.4 million in 2006, from $229.5 million in 2005. The increase was primarily due to stronger overall results, which led to higher profitability-based compensation, as well as additional compensation related to Direct Trading, Direct Edge, Hotspot and ValuBond. As a percentage of total revenue, Employee compensation and benefits increased slightly to 37.0% in 2006 from 36.2% in 2005. Excluding gains from the sales of our ISE and Nasdaq investments, Employee compensation and benefits as a percentage of total revenues decreased slightly to 38.3% in 2006 from 39.6% in 2005. The number of full time employees in our continuing operations increased to 844 employees at December 31, 2006, from 720 employees at December 31, 2005, primarily due to the acquisitions of Hotspot and ValuBond.

Communications and data processing expense increased 1.9% to $33.1 million in 2006, from $32.5 million in 2005, due to technology costs incurred relating to our new businesses within Global Markets segment in 2005 and 2006. Depreciation and amortization expense increased 26.2% to $20.6 million in 2006, from $16.4 million in 2005, due to the purchase or acquisition of fixed assets and the amortization of intangible assets in connection with our acquisitions. Occupancy and equipment rentals expense decreased slightly to $13.5 million in 2006, from $13.6 million in 2005.

Professional fees increased 5.2% to $20.6 million in 2006, from $19.6 million in 2005. The increase in 2006 was primarily due to increases in legal expenses, which fluctuate based on the activity relating to various legal and regulatory proceedings, and consulting expenses.

Business development expense increased to $14.3 million in 2006, compared to $6.4 million in 2005. The primary reason for the increase was higher expenses related to the corporate brand campaign, marketing and travel and entertainment costs.

Other expenses increased to $17.1 million in 2006, compared to $11.5 million in 2005. Other expenses in 2006 include a short swing profit settlement of approximately $2.8 million relating to trading by two Deephaven funds in the shares of a company while the funds owned in aggregate more than 10% of the outstanding shares of the stock of that company. Additionally, employee recruitment costs increased to $3.4 million in 2006, compared to $1.5 million in 2005.

During 2006, the Company incurred charges of $8.5 million in writedowns of assets and lease loss accruals primarily relating to costs associated with excess real estate capacity in Jersey City, N.J. During 2005, the Company incurred charges of $15.8 million, consisting of $10.1 million of writedowns of assets and lease loss accruals primarily related to the costs associated with excess real estate capacity in our Jersey City, N.J. facilities, and $5.7 million related to charges for regulatory and related matters.

Our effective tax rate for 2006 from continuing operations of 38% differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Years Ended December 31, 2005 and 2004

Continuing Operations

Revenues

Asset Management

	For the years ended December 31,
	2005	2004	Change	% of Change
Total Revenues from Asset Management (millions)	$89.8	$78.2	$11.6	14.9%

Average month-end balance of assets under management (millions)	$3,291.1	$2,963.5	$327.7	11.1%
Annual fund return to investors*	7.2%	6.5%	0.6%	9.6%

*	Annual fund return represents the blended annual return across all assets under management.

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

Total revenues from our Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from the domestic businesses, decreased 11.4% to $470.7 million in 2005, from $531.0 million in 2004. Revenues in 2005 were negatively impacted by lower revenue capture per U.S. equity dollar value traded, offset by new revenues from Direct Trading and Direct Edge, which were acquired in June 2005 and October 2005, respectively, and higher dollar volumes. Our revenue capture was impacted during 2005 by greater competition, regulatory changes and market conditions. Excluding the impact of Direct Trading and Direct Edge, total revenues from Global Markets would have decreased 16.2% to $444.9 million in 2005, from $531.0 million in 2004. In 2004, the Company recorded a reserve of $6.5 million against the amount the Company believes it is owed by a counterparty in a trading dispute (the “Dispute Reserve”). This reserve reduced net trading revenues by $6.5 million in 2004.

Average revenue capture per U.S. equity dollar value traded was 1.8 bps in 2005, down 28.2% from 2.5 bps in 2004. We removed the impact of the Dispute Reserve of $6.5 million from our revenue capture calculation for 2004. Core Equity Revenues were $330.4 million and $424.7 million in 2005 and 2004, respectively. As previously noted, Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading and Direct Edge.

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

Soft dollar and commission recapture expense increased 5.9% to $63.7 million in 2005, from $60.1 million in 2004, primarily due to the addition of the Direct Trading business in the middle of 2005.

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

Professional fees increased 31.1% to $19.6 million in 2005, from $14.9 million in 2004. The increase in 2005 was primarily due to an increase in legal expenses, which have fluctuated based on the activity relating to various legal and regulatory proceedings, and consulting expenses.

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

During 2005, the Company incurred charges of $15.8 million, consisting of $10.1 million of writedowns of assets and lease loss accruals primarily related to the costs associated with excess real estate capacity in our Jersey City, N.J. facilities, and $5.7 million related to charges for regulatory and related matters.

During 2004, the Company incurred charges of $83.2 million, consisting of $79.3 million related to charges for regulatory and related matters and $3.8 million of writedowns of assets and lease loss accruals primarily related to the costs associated with excess real estate capacity in Jersey City, N.J. For a discussion of the $79.3 million charge for regulatory and related matters, refer to Footnote 12 “Regulatory Charges and Related Matters” included in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2005 Form 10-K.

Our effective tax rate for 2005 from continuing operations of 37% differed from the federal statutory rate of 35% primarily due to non-deductible penalties related to charges for regulatory and related matters and state income taxes.

Reconciliation of Total GAAP Expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by GAAP, the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-K, the Company has disclosed its Operating Expenses and its Pre-Tax Operating Earnings to assist the reader in understanding the impact of Writedown of assets and lease loss accrual and Regulatory charges and related matters on the Company’s annual results for 2006, 2005 and 2004 by segment, thereby facilitating more useful period-to-period comparisons of the Company’s continuing businesses. For additional information related to segments, see Footnote 20 “Business Segments” included in Part II, Item 8 “Financial Statements and Supplementary Data” included in this document. Charts are presented in millions.

Total GAAP Expenses to Operating Expenses

	For the year ended December 31, 2006
	Asset Mgmt	Global Markets	Corporate	Total
Transaction-based Expenses	$—	$214.6	$—	$214.6
Other Direct Expenses	140.0	304.8	35.3	480.1

Total GAAP Expenses	140.0	519.4	35.3	694.7
Writedown of assets and lease loss accrual	—	(8.5)	—	(8.5)

Operating Expenses	$140.0	$510.9	$35.3	$686.2

	For the year ended December 31, 2005
	Asset Mgmt	Global Markets	Corporate	Total
Transaction-based Expenses	$—	$184.3	$—	$184.3
Other Direct Expenses	69.0	251.3	24.9	345.2

Total GAAP Expenses	69.0	435.6	24.9	529.5
Writedown of assets and lease loss accrual	—	(10.0)	—	(10.0)
Regulatory charges and related matters	(5.7)	—	—	(5.7)

Operating Expenses	$63.2	$425.6	$24.9	$513.7

	For the year ended December 31, 2004
	Asset Mgmt	Global Markets	Corporate	Total
Transaction-based Expenses	$—	$208.5	$—	$208.5
Other Direct Expenses	48.6	335.7	33.5	417.7

Total GAAP Expenses	48.6	544.2	33.5	626.3
Writedown of assets and lease loss accrual	—	(3.8)	—	(3.8)
Regulatory charges and related matters	—	(79.3)	—	(79.3)

Operating Expenses	$48.6	$461.1	$33.5	$543.2

Pre-Tax GAAP Income to Pre-Tax Operating Earnings

	For the year ended December 31, 2006
	Asset Mgmt	Global Markets	Corporate	Total
Pre-Tax GAAP Income	$74.8	$150.3	$31.4	$256.5
Writedown of assets and lease loss accrual	—	8.5	—	8.5

Pre-Tax Operating Earnings	$74.8	$158.8	$31.4	$265.0

	For the year ended December 31, 2005
	Asset Mgmt	Global Markets	Corporate	Total
Pre-Tax GAAP Income	$20.8	$35.1	$49.3	$105.2
Writedown of assets and lease loss accrual	—	10.0	—	10.0
Regulatory charges and related matters	5.7	—	—	5.7

Pre-Tax Operating Earnings	$26.5	$45.1	$49.3	$120.9

	For the year ended December 31, 2004
	Asset Mgmt	Global Markets	Corporate	Total
Pre-Tax GAAP Income	$29.6	$(13.2)	$(16.9)	$(0.5)
Writedown of assets and lease loss accrual	—	3.8	—	3.8
Regulatory charges and related matters	—	79.3	—	79.3

Pre-Tax Operating Earnings	$29.6	$69.9	$(16.9)	$82.6

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds of the sale of our Derivative Markets segment. As of December 31, 2006, we had $2.0 billion in assets related to our continuing operations, 70% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers, asset management fees receivable and securities owned. Asset management fees receivable includes incentive and management fees earned for sponsoring and managing the Deephaven Funds. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. At December 31, 2006, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $345.9 million. Our corporate investment in the Deephaven Funds was $187.6 million at December 31, 2006. The majority of this investment can be liquidated upon request to Deephaven subject to a ninety-day written notification period and monthly redemption limits.

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

In June 2005, the Company acquired, for cash, the business of Direct Trading Institutional, Inc. (now operating as Direct Trading). In October 2005, the Company acquired, for cash, the business of the ATTAIN ECN. This business currently operates under the name Direct Edge. In 2006, the Company paid $15.5 million relating to contingent payment obligations incurred in the acquisition of these two businesses. The acquisition of the business of Direct Trading contains an additional contingent payment due in the third quarter of 2007 based on the profitability of that business during the second year of operation post-acquisition and the acquisition of Direct Edge contains three additional annual contingent payments based on meeting certain revenue and client retention metrics. In April 2006, the Company acquired Hotspot for $77.5 million in cash. In October 2006, the Company acquired ValuBond for $18.2 million in cash. No assurance can be given with respect to the business effect of these transactions or the timing, likelihood or business effect of any other possible transactions.

As discussed elsewhere in this document, we sold our Derivative Markets business for approximately $237 million in cash in December 2004. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. In 2005, the result of this adjustment and other expenses related to the sale resulted in a gain of $122,000, net of tax.

Income (loss) from continuing operations before income taxes was $256.5 million, $105.2 million and ($514,000) for 2006, 2005 and 2004, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization and certain non-cash writedowns. Depreciation expense from continuing operations was $15.8 million, $14.6 million, and $13.6 million in 2006, 2005 and 2004, respectively. Amortization expense from continuing operations, which related to intangible assets, was $4.8 million, $1.8 million and $605,000 during 2006, 2005 and 2004, respectively. Non-cash writedowns from continuing operations were $200,000, $800,000 and $1.2 million during 2006, 2005 and 2004, respectively, primarily related to costs associated with fixed assets no longer actively being used and impaired strategic investments.

Capital expenditures related to our continuing operations were $13.0 million, $25.7 million and $40.2 million during 2006, 2005 and 2004, respectively. Purchases of strategic investments were $38.8 million, $3.7 million and $8.9 million and proceeds from sale of strategic investments were $33.1 million, $74.0 million and $0 during 2006, 2005 and 2004, respectively. Acquisitions of businesses, net of cash acquired, were $95.8 million, $45.1 million and $2.5 million during 2006, 2005 and 2004, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment in the Deephaven Funds decreased by $94.1 million during 2006, but increased by $66.3 million and $17.7 million during 2005 and 2004, respectively. The change in the balance of our corporate investment in the Deephaven Funds in 2006 primarily relates to net redemptions of $128.3 million offset in part, by positive returns on our investments of $34.2 million.

At its April 18, 2006 meeting, the Board of Directors authorized an increase in the size of the Company’s stock repurchase program from $345 million to $495 million. The Company repurchased 4.1 million shares under the stock repurchase program during 2006 for $71.0 million. Through December 31, 2006, the Company had repurchased 41.7 million shares for $366.9 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 103.7 million shares of Class A Common Stock outstanding as of December 31, 2006.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and NASD prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Our foreign registered broker-dealers and our FCM are subject to capital adequacy requirements of their respective regulatory authorities. As of December 31,

2006, all of our broker-dealers were in compliance with the regulatory rules. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at December 31, 2006, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$80.4	$7.0	$73.4
KCM	51.4	1.0	50.4
KEMIL	22.1	8.0	14.1
Direct Trading	11.0	0.4	10.6

We have no long-term debt at December 31, 2006 nor do we have any material long-term debt commitments for 2007. We anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of December 31, 2006 are summarized below (in millions):

	Payments due in:
	2007	2008-2009	2010-2011	Thereafter through October 31, 2021	Total
Operating lease obligations[1]	$11.3	$20.9	$20.0	$101.1	$153.3
Other obligations[1]	30.4	40.3	—	—	70.6

Total	$41.6	$61.2	$20.0	$101.1	$223.9

1  -  See Footnote 11 to the Consolidated Financial Statements

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Discontinued Operations

As of the close of business on December 9, 2004, the Company sold substantially all of the assets and certain of the liabilities that comprised the Derivatives Markets business operated by Knight Financial Products LLC and Knight Execution Partners LLC to Citigroup for approximately $237.0 million in cash, subject to an adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The result of this adjustment and other expenses related to the sale resulted in income of $122,000, net of tax, during 2005. The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. The net income included in our Income from discontinued operations, net of tax, on the Consolidated Statements of Operations, excluding the gain on the sale in 2004 of $80.0 million, was approximately $122,000 and $21.0 million for the years ended 2005 and 2004, respectively.

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

The Company incurred $8.5 million of Writedown of assets and lease loss accruals in 2006. A loss of $8.0 million is related to the lease loss accrual on a portion of our lease at 545 Washington Boulevard in Jersey City, N.J., encompassing approximately 78,000 square feet, all of which is unoccupied. The Company engaged a real estate broker to sub-lease this excess space, but to date our efforts to sub-let this space have not been successful. This accrual was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2008, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market rates for office space and the amount of available office space in Jersey City, N.J. to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $133.0 million as of December 31, 2006 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM and the businesses now operating as Donaldson, Direct Trading, Direct Edge, Hotspot and ValuBond. We performed our annual test for impairment of goodwill in the second quarter of 2006 and determined that goodwill was not impaired during that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. Furthermore, the Company believes there was no impairment of the goodwill balance at December 31, 2006.

Intangible assets, less accumulated amortization, of $63.7 million as of December 31, 2006 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses of Donaldson, which represents $10.2 million of the balance, Direct Trading, which represents $16.5 million of the balance, and Hotspot, which represents $33.3 million of the balance. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, which have been determined to range from two to thirty years. We performed our annual test for impairment of intangible assets in the second quarter of 2006 and determined that intangible assets were not impaired during that time. Furthermore, the Company believes there was no impairment of these intangible assets at December 31, 2006.

Strategic Investments—Strategic investments include non-controlling equity ownership interests in financial services-related businesses and are accounted for under the equity method at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. The fair value of investments recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of the Company’s investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term.

Investments classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income, net of tax within Stockholders’ equity on the Consolidated Statements of Financial Condition.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impairment value.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC stocks, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers.

Asset Management Fees—Deephaven earns asset management fees for sponsoring and managing the Deephaven Funds. These fees are recorded monthly as earned and are calculated as a percentage of each Deephaven Fund’s monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined in the applicable private placement offering memorandum, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the particular Deephaven fund exceeds the greater of either the highest previous net asset value in that Deephaven fund or the net asset value at the time each investor in that fund made a purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds and the level of assets under management.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the way companies account for uncertainty in income taxes. FIN 48 provides guidance related to a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning as of January 1, 2008. We are evaluating the potential impact of adopting SFAS No. 157.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded prior year misstatements. The SEC staff indicates that the Company should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Companies may choose to restate their financial statements for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect adjustment within the current year opening balance in retained earnings, with disclosure of such items. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact on our consolidated financial statements as of December 31, 2006.

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

In Global Markets, we employ proprietary position management and trading systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at December 31, 2006 and 2005 was $703.0 million and $372.0 million, respectively, in long positions and $693.1 million and $345.5 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $992,000 loss and a $2.7 million loss as of December 31, 2006 and 2005, respectively, due to the offset of gains in short positions with the losses in long positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities from our OTC and listed market-making business) (in millions).

	2006		2005		2004
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$1,157.2	$30.5	$700.3	$32.6	$525.8	$27.9
Highest month-end	1,564.4	51.4	874.8	46.2	627.5	74.5
Lowest month-end	903.9	7.8	496.9	10.6	411.4	1.2

As of December 31, 2006, we had a $187.6 million corporate investment in the Deephaven Funds, $144.3 million of which was invested in the Market Neutral Fund. As of December 31, 2006, approximately 38% of the Deephaven Funds’ assets under management were in the Deephaven Market Neutral Fund. The investment philosophy for the Market Neutral Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the Market Neutral Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets, and credit spread relationships, among other factors. Within the Market Neutral Fund, Deephaven generally employs a variety of investment strategies, including event-driven, volatility-driven, fundamental equity, credit-driven and global macro strategies among others. There is no material limitation on the types of investment strategies that may be employed by the Market Neutral Fund.

There will be unhedged asset factor risks (i.e. equity, credit, interest rate, foreign exchange) in the Market Neutral Fund. Deephaven also manages single-strategy funds that pursue investment strategies which involve substantial risks based on the fact that they are less diversified strategies and could be more vulnerable to structural economic and regulatory changes, or general market conditions. The less diversified nature of these strategies may cause their performance to be more volatile and result in the incurrence of greater losses during unprofitable periods as compared to a more diversified approach.

Separately, Deephaven’s business also involves specific categories of trading and operational risk. For example, although Deephaven may attempt to hedge positions as part of its trading strategies, there is no assurance that adequate hedging opportunities will exist. Moreover, Deephaven relies to a material degree on its prime brokers to provide leverage, custody, execution and other services, but there is no assurance that the prime brokers will continue to provide the amount of leverage which they have in the past, or on the same terms, or provide any of the other services they currently provide, on a cost-effective basis. Deephaven also faces significant risk from the fact that any of its trading counter-parties could fail, which would likely have the effect of greatly diminishing the value of the assets which are the subject of trades with that counterparty. Finally, if Deephaven does not appropriately structure its use of leverage, the losses the funds incur could be materially exacerbated.

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

Disaster recovery plans are in place for critical facilities related to our primary operations and resources and redundancies are built into the systems as deemed appropriate. The Company has also established policies, procedures and technologies to protect its systems and other assets from unauthorized access.

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

Consolidated Quarterly Results (unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2006 and 2005. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005

	(in thousands, except per share amounts)
Revenues
Commissions and fees	$96,524	$95,740	$111,146	$101,905	$83,223	$74,860	$68,022	$70,116
Net trading revenue	52,657	42,846	68,220	80,039	48,792	52,349	27,051	37,422
Asset management fees	78,765	50,536	14,076	70,511	21,326	41,983	8,037	17,881
Interest and dividends, net	4,762	5,175	2,775	3,314	2,700	1,763	2,216	2,340
Investment income and other	27,417	15,711	8,404	20,687	45,255	13,141	6,347	9,799

Total revenues	260,125	210,008	204,621	276,456	201,297	184,097	111,673	137,557

Transaction-based expenses
Execution and clearance fees	25,857	22,100	30,026	28,925	27,947	24,585	23,348	23,547
Soft dollar and commission recapture expense	13,964	16,431	17,355	17,708	17,634	15,903	14,650	15,485
Payments for order flow and ECN rebates	10,529	9,663	12,126	9,873	6,377	3,857	3,582	7,404

Total transaction-based expenses	50,350	48,194	59,507	56,506	51,958	44,344	41,580	46,435

Revenues, net of transaction-based expenses	209,775	161,814	145,114	219,950	149,338	139,752	70,093	91,121

Other direct expenses
Employee compensation and benefits	105,635	82,546	64,616	99,556	56,140	68,268	48,194	56,857
Communications and data processing	8,594	8,484	8,404	7,638	8,578	7,969	8,151	7,814
Professional fees	5,356	3,737	5,092	6,383	5,167	6,056	4,550	3,776
Depreciation and amortization	5,462	5,446	5,325	4,408	4,109	4,209	3,734	4,302
Occupancy and equipment rentals	3,621	3,164	3,398	3,353	3,368	3,239	2,830	4,123
Business development	5,715	3,371	3,134	2,122	1,801	1,616	1,708	1,293
Writedown of assets and lease loss accrual	—	—	482	7,997	—	5,509	4,546	—
Regulatory charges and related matters	—	—	—	—	3,703	—	2,000	—
Other	3,832	2,925	3,897	6,449	2,677	2,785	3,426	2,654

Total other direct expenses	138,215	109,673	94,348	137,906	85,543	99,652	79,139	80,820

Income (loss) from continuing operations before income taxes	71,560	52,141	50,766	82,044	63,795	40,100	(9,045)	10,301
Income tax expense (benefit)	24,146	20,681	20,426	32,912	21,924	16,137	(3,430)	4,281

Net income (loss) from continuing operations	47,414	31,460	30,340	49,132	41,871	23,964	(5,616)	6,020
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	388	—	(266)

Net income (loss)	$47,414	$31,460	$30,340	$49,132	$41,871	$24,352	$(5,616)	$5,754

Diluted earnings per share from continuing operations	$0.45	$0.30	$0.29	$0.47	$0.41	$0.23	$(0.05)	$0.05

Diluted earnings per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Diluted earnings per share	$0.45	$0.30	$0.29	$0.47	$0.41	$0.23	$(0.05)	$0.05

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

Management assessed the effectiveness of Knight’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, Knight’s management has concluded that, as of December 31, 2006, internal control over financial reporting is effective.

Knight management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Knight Capital Group, Inc.

We have completed integrated audits of Knight Capital Group, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knight Capital Group, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing within this section, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 28, 2007

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$214,759,915	$230,591,067
Securities owned, held at clearing brokers, at market value	711,774,643	380,366,778
Receivable from brokers and dealers	372,897,376	229,828,734
Asset management fees receivable	112,204,064	46,464,072
Investment in Deephaven sponsored funds	187,573,291	281,656,753
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $98,903,086 in 2006 and $99,757,958 in 2005	66,449,617	67,656,533
Strategic investments	49,436,605	31,896,425
Goodwill	133,042,889	47,682,880
Intangible assets, less accumulated amortization of $7,247,009 in 2006 and $2,434,573 in 2005	63,701,006	29,773,442
Other assets	116,374,310	70,099,660

Total assets	$2,028,213,716	$1,416,016,344

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$693,071,230	$345,457,499
Payable to brokers and dealers	47,852,721	35,102,415
Accrued compensation expense	227,846,699	117,763,834
Accrued expenses and other liabilities	96,956,122	94,244,447

Total liabilities	1,065,726,772	592,568,195

Commitments and contingent liabilities (Notes 11 and 18)

Stockholders’ equity
Class A Common Stock, $0.01 par value; Shares authorized: 500,000,000 at December 31, 2006 and 2005; Shares issued: 144,958,749 at December 31, 2006 and 139,745,722 at December 31, 2005; Shares outstanding: 103,660,303 at December 31, 2006 and 102,966,359 at December 31, 2005	1,449,588	1,397,457
Additional paid-in capital	519,790,132	452,839,356
Retained earnings	811,859,325	653,513,691
Treasury stock, at cost; 41,298,446 shares in 2006 and 36,779,363 shares in 2005	(370,612,101)	(294,652,742)
Accumulated other comprehensive income, net of tax	—	10,350,387

Total stockholders’ equity	962,486,944	823,448,149

Total liabilities and stockholders’ equity	$2,028,213,716	$1,416,016,344

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2006	2005	2004
Revenues
Commissions and fees	$405,314,624	$296,221,767	$276,010,852
Net trading revenue	243,761,406	165,614,332	250,992,997
Asset management fees	213,887,518	89,226,578	77,658,193
Interest and dividends, net	16,027,113	9,019,081	4,647,059
Investment income and other	72,218,950	74,541,327	16,441,253

Total revenues	951,209,611	634,623,085	625,750,354

Transaction-based expenses
Execution and clearance fees	106,908,040	99,426,667	111,787,940
Soft dollar and commission recapture expense	65,458,057	63,670,978	60,117,556
Payments for order flow and ECN rebates	42,191,360	21,220,284	36,632,317

Total transaction-based expenses	214,557,457	184,317,929	208,537,813

Revenues, net of transaction-based expenses	736,652,154	450,305,156	417,212,541

Other direct expenses
Employee compensation and benefits	352,353,058	229,459,520	244,549,546
Communications and data processing	33,119,478	32,512,930	28,896,451
Depreciation and amortization	20,641,106	16,354,746	14,247,699
Professional fees	20,568,212	19,554,523	14,914,772
Business development	14,342,728	6,418,984	8,268,973
Occupancy and equipment rentals	13,535,902	13,553,631	16,852,358
Writedown of assets and lease loss accrual	8,479,703	10,055,252	3,810,453
Regulatory charges and related matters	—	5,703,428	79,341,732
Other	17,101,352	11,540,764	6,844,285

Total other direct expenses	480,141,539	345,153,778	417,726,269

Income (loss) from continuing operations before income taxes	256,510,615	105,151,378	(513,728)
Income tax expense	98,164,981	38,912,480	9,258,157

Net income (loss) from continuing operations	158,345,634	66,238,898	(9,771,885)

Income from discontinued operations, net of tax	—	122,007	100,903,791

Net income	$158,345,634	$66,360,905	$91,131,906

Basic earnings per share from continuing operations	$1.56	$0.64	$(0.09)

Diluted earnings per share from continuing operations	$1.49	$0.62	$(0.08)

Basic earnings per share from discontinued operations	$—	$—	$0.90

Diluted earnings per share from discontinued operations	$—	$—	$0.86

Basic earnings per share	$1.56	$0.64	$0.81

Diluted earnings per share	$1.49	$0.62	$0.77

Shares used in computation of basic earnings per share	101,420,428	103,455,791	112,423,158

Shares used in computation of diluted earnings per share	106,242,653	106,881,855	117,636,085

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2005 and 2006

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	128,187,060	$1,281,871	(13,076,505)	$(68,795,258)	$358,588,409	$496,020,880	$—	$787,095,902

Net income	—	—	—	—	—	91,131,906	—	91,131,906
Common stock repurchased	—	—	(7,593,817)	(78,841,155)	—	—	—	(78,841,155)
Stock options exercised	4,527,202	45,272	—	—	27,163,276	—	—	27,208,548
Income tax benefit—stock awards exercised	—	—	—	—	11,392,768	—	—	11,392,768
Stock-based compensation	1,251,251	12,512	—	—	13,201,413	—	—	13,213,925

Balance, December 31, 2004	133,965,513	1,339,655	(20,670,322)	(147,636,413)	410,345,866	587,152,786	—	851,201,894

Net income	—	—	—	—	—	66,360,905	—	66,360,905
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	—	—	10,350,387	10,350,387
Common stock repurchased	—	—	(16,109,041)	(147,016,329)	—	—	—	(147,016,329)
Stock options exercised	3,952,173	39,522	—	—	22,477,438	—	—	22,516,960
Income tax benefit—stock awards exercised	—	—	—	—	6,625,852	—	—	6,625,852
Stock-based compensation	1,828,036	18,280	—	—	13,390,200	—	—	13,408,480

Balance, December 31, 2005	139,745,722	1,397,457	(36,779,363)	(294,652,742)	452,839,356	653,513,691	10,350,387	823,448,149

Net income	—	—	—	—	—	158,345,634	—	158,345,634
Realization of gains on available-for-sale securities, net of taxes	—	—	—	—	—	—	(10,350,387)	(10,350,387)
Common stock repurchased	—	—	(4,519,083)	(75,959,359)	—	—	—	(75,959,359)
Stock options exercised	4,522,922	45,230	—	—	26,742,229	—	—	26,787,459
Income tax benefit—stock awards exercised	—	—	—	—	19,405,109	—	—	19,405,109
Stock-based compensation	690,105	6,901	—	—	20,803,438	—	—	20,810,339

Balance, December 31, 2006	144,958,749	$1,449,588	(41,298,446)	$(370,612,101)	$519,790,132	$811,859,325	$—	$962,486,944

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$158,345,634	$66,360,905	$91,131,906
Income from discontinued operations, net of tax	—	122,007	100,903,791

Income (loss) from continuing operations, net of tax	158,345,634	66,238,898	(9,771,885)

Adjustments to reconcile income (loss) from continuing operations, net of tax to net cash provided by (used in) operating activities
Depreciation and amortization	20,641,106	16,354,746	14,247,699
Income tax benefit on stock awards exercised	—	6,625,852	11,392,768
Stock-based compensation	20,810,339	13,408,873	10,003,722
Deferred income taxes	(23,845,909)	3,000,067	(8,509,592)
Deferred rent	779,602	620,714	3,793,700
Writedown of assets and lease loss accrual	8,479,703	10,055,252	3,810,453
Unrealized loss (gain) on strategic investments	788,870	747,993	(41,087)
Realized gain on strategic investments	(30,132,805)	(56,220,768)	—
Appreciation on investments in Deephaven sponsored funds	(34,182,260)	(16,326,795)	(12,751,853)
Operating activities from discontinued operations	—	122,007	43,529,819
(Increase) decrease in operating assets
Securities owned	(331,407,865)	(125,893,569)	(53,234,639)
Receivable from brokers and dealers	(142,396,516)	16,979,593	(39,861,433)
Asset management fees receivable	(65,739,922)	(9,065,971)	(10,662,829)
Other assets	(18,907,195)	1,816,300	(872,959)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	347,613,731	124,036,930	48,301,776
Payable to brokers and dealers	12,700,452	(53,378,373)	61,667,776
Accrued compensation expense	109,318,060	(6,113,996)	29,029,978
Accrued expenses and other liabilities	(17,210,266)	(33,005,836)	(16,678,380)

Net cash provided by (used in) operating activities	15,654,759	(39,998,083)	73,393,034

Cash flows from investing activities
Proceeds from sale of Derivative Markets business	—	—	230,380,605
Purchases of fixed assets and leasehold improvements	(12,976,238)	(25,657,084)	(40,184,593)
Redemptions of Deephaven sponsored funds	129,575,433	105,000,000	40,026,963
Investments in Deephaven sponsored funds	(1,309,711)	(155,000,000)	(45,000,000)
Proceeds from sale of strategic investments	33,081,749	73,963,674	—
Purchases of strategic investments	(38,771,099)	(3,650,000)	(8,926,007)
Purchases of businesses, net of cash acquired	(95,808,721)	(45,107,353)	(2,500,000)
Contingent payments on purchases of businesses	(15,510,533)	—	—

Net cash (used in) provided by investing activities	(1,719,120)	(50,450,763)	173,796,968

Cash flows from financing activities
Stock options exercised	26,787,459	22,516,960	27,192,742
Income tax benefit on stock awards exercised	19,405,109	—	—
Cost of common stock repurchased	(75,959,359)	(147,016,329)	(78,841,155)

Net cash used in financing activities	(29,766,791)	(124,499,369)	(51,648,413)

(Decrease) increase in cash and cash equivalents	(15,831,152)	(214,948,215)	195,541,589
Cash and cash equivalents at beginning of period	230,591,067	445,539,282	249,997,693

Cash and cash equivalents at end of period	$214,759,915	$230,591,067	$445,539,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$408,493	$576,361	$339,231

Cash paid for income taxes	$102,746,795	$52,563,496	$26,917,732

Supplemental disclosure of noncash investing activities:
Goodwill	$69,849,472	$28,500,631	$2,500,000
Intangible assets	38,740,000	20,000,000	—
Fixed assets	1,802,799	3,000,000	—
Receivable from brokers and dealers	—	1,927,262	—
Other net liabilities	(14,583,550)	(8,320,540)	—

Cash paid for purchases of businesses, net of cash acquired	$95,808,721	$45,107,353	$2,500,000

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment. As of December 31, 2006, the Company’s operating business segments from continuing operations comprised the following operating subsidiaries:

Asset Management

•

Deephaven Capital Management LLC (“Deephaven”) is the registered investment adviser to and sponsor of the Deephaven investment funds (the “Deephaven Funds”). Deephaven is also registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” and a “commodity trading adviser,” and is a member of the National Futures Association (“NFA”). Due to the nature of Deephaven’s investor base, however, Deephaven is exempt from many of the CFTC/NFA regulations. Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K., and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission.

Global Markets

•

Knight Equity Markets, L.P. (“KEM”) operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq Stock Market and on the OTC Bulletin Board. KEM also operates the Company’s primary domestic institutional sales business. Donaldson & Co. (“Donaldson”), a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC” or “Commission”) and is a member of the Nasdaq Stock Exchange (“Nasdaq”), National Association of Securities Dealers (“NASD”), the International Securities Exchange, LLC, the National Stock Exchange and the NFA.

•

Knight Capital Markets LLC (“KCM”) primarily operates as a market-maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of Nasdaq and the NASD.

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

•

Direct Trading Institutional, L.P. (“Direct Trading”) provides institutions with direct market access trading through Knight Direct, an advanced electronic platform. The business of Direct Trading was acquired by the Company in June 2005. Direct Trading is a broker-dealer registered with the SEC and is a member of Nasdaq, the NASD and the NFA.

•

Direct Edge ECN LLC (“Direct Edge”) operates as an electronic communications network (“ECN”). Direct Edge is a liquidity destination offering the ability to match trades in Nasdaq National Market, Nasdaq SmallCap and NYSE and AMEX listed securities by displaying orders in the NASD Alternative Display Facility. The business of Direct Edge was acquired by the Company in October 2005. Direct Edge is a broker-dealer registered with the SEC and is a member of Nasdaq, the NASD and the National Stock Exchange.

•

Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions, dealers and retail clients with spot foreign exchange executions through an advanced, fully electronic platform. Hotspot was acquired by the Company in April 2006. One Hotspot subsidiary is regulated by the FSA and another Hotspot subsidiary is a Futures Commission Merchant registered with the CFTC and is a member of the NFA.

•

ValuBond Securities, Inc. (“ValuBond”) provides electronic access and trade execution products for the fixed income market. ValuBond was acquired by the Company in October 2006. ValuBond is registered with the SEC and is a member of the NASD and the Municipal Securities Rulemaking Board (“MSRB”).

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

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products Inc. (“Citigroup”) for $237 million in December of 2004. In accordance with generally accepted accounting principles (“GAAP”), the results of the Derivative Markets segment have been included within discontinued operations for 2005 and 2004. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 9 “Discontinued Operations.”

2.    Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying consolidated financial statements, prepared in conformity with accounting principles generally accepted in the United States of America, include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

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

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company, and rebates for providing liquidity to Direct Edge. Soft dollar and commission recapture expense represents payments to institutions in connection with soft dollar and commission recapture programs. The Company’s clearing agreements call for payment or receipt of interest income, net of interest expense, for facilitating the settlement and financing of securities transactions.

Asset management fees

Deephaven earns asset management fees for sponsoring and managing the Deephaven Funds. These fees are recorded monthly as earned and are calculated as a percentage of each Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined in the applicable private placement offering memorandum, for any six month period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the particular Deephaven fund exceeds the greater of either the highest previous net asset value in that Deephaven fund or the net asset value at the time each investor made a purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds.

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

Strategic investments

Strategic investments include non-controlling equity ownership interests in financial services-related businesses and are accounted for under the equity method at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. The fair value of investments recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of the Company’s investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of these investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term.

Investments classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income, net of tax within Stockholders’ equity on the Consolidated Statements of Financial Condition.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impaired value.

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

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Disposal of Long-Lived Assets (“SFAS No. 144”), the revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included in Income from discontinued operations, net of tax, on the Consolidated Statements of Operations for all periods presented.

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

Upon the adoption of SFAS No. 123-R, the Company changed its expense attribution method for options. For option awards granted subsequent to the adoption of SFAS No. 123-R, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award, which is the same methodology that the Company uses to account for restricted share awards. For unvested option awards granted prior to the adoption of SFAS No. 123-R, the Company will continue to recognize compensation cost using a graded-vesting method (as it had on a pro-forma basis previously). The graded-vesting method recognizes compensation cost separately for each vesting tranche.

SFAS No. 123-R requires expected forfeitures to be considered in determining stock-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to the Company’s actual compensation expense in the case of restricted shares, or pro-forma compensation expense in the case of options, when an employee left the Company and forfeited the award. In 2006, the Company recorded a benefit for expected forfeitures on all outstanding stock-based awards. The benefit recorded did not have a material impact on the results of operations in 2006.

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

Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits resulting from stock-based compensation as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123-R requires that the benefits of tax deductions in excess of compensation cost recognized for those options (excess tax benefits) be included in cash flows from financing activities. The income tax benefit on stock awards exercised in 2006 of $19.4 million is included in cash flows from financing activities.

Had compensation expense for the Company’s options been determined based on the fair values at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro forma net income and earnings per share amounts for the years ended December 31, 2005 and 2004, would have been as follows (in millions, except per share data):

	2005	2004
Net income, as reported	$66.4	$91.1
Pro forma compensation expense determined under fair value based method, net of tax	(5.5)	(6.7)
Pro forma net income	60.8	84.4
Basic earnings per share, as reported	0.64	0.81
Diluted earnings per share, as reported	0.62	0.77
Pro forma basic earnings per share	0.59	0.75
Pro forma diluted earnings per share	0.57	0.72

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	December 31, 2006	December 31, 2005
Securities owned:
Equities	$703.0	$372.0
U.S. government obligations	8.8	8.4

	$711.8	$380.4

Securities sold, not yet purchased:
Equities	$693.1	$345.5

	$693.1	$345.5

4.    Receivable from/Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	December 31, 2006	December 31, 2005
Receivable:
Clearing brokers and other	$305.3	$182.0
Securities failed to deliver	42.3	42.1
Deposits for securities borrowed	25.2	5.7

	$372.9	$229.8

Payable:
Securities failed to receive	$34.4	$34.2
Clearing brokers and other	13.4	0.9

	$47.9	$35.1

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

The goodwill balance of $133.0 million at December 31, 2006 relates to the Global Markets segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill increased by $28.5 million in 2005 resulting from the purchase of the businesses now operating as Direct Trading and Direct Edge. In 2006, the Company paid $15.5 million relating to contingent payment obligations incurred in the acquisition of these two businesses, resulting in an increase in goodwill. Goodwill also increased in 2006 by $55.7 million and $14.1 million in connection with the acquisitions of Hotspot and ValuBond, respectively.

The Company had intangible assets, net of accumulated amortization, of $29.8 million and $63.7 million at December 31, 2005 and 2006, respectively, all included within the Global Markets business segment. The balance at December 31, 2005 resulted primarily from the purchase of the Donaldson business, which represents $10.8 million of the balance, and the Direct Trading business, which represents $18.8 million. In 2006, intangible assets increased by $35.0 million and $3.7 million as a result of the acquisitions of Hotspot and ValuBond, respectively. Intangible assets primarily represents client relationships and are being amortized over their remaining useful lives, which have been determined to range from two to thirty years.

In 2006, the Company recorded amortization expense, related to its intangible assets of $4.8 million. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $5.7 million in 2007 and 2008, $5.1 million in 2009, and $4.9 million in 2010 and 2011.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization, from continuing operations, for 2005 and 2006 (in millions):

	Goodwill	Intangible Assets
Balance at January 1, 2005	$19.2	$11.5
Purchase of Direct Trading business	20.7	20.0
Purchase of ATTAIN ECN business	7.8	—
Amortization expense	—	(1.8)

Balance at December 31, 2005	47.7	29.8
Contingent payments on purchases of businesses	15.5	—
Purchase of Hotspot	55.7	35.0
Purchase of Valubond	14.1	3.7
Amortization expense	—	(4.8)

Balance at December 31, 2006	$133.0	$63.7

The acquisition of the business of Direct Trading contains a two-year contingency from the date of closing, of which one year is remaining, for additional consideration based on the profitability of the business. The acquisition of Direct Edge contains a four-year contingency from the date of closing, of which three years remain, for additional consideration based on meeting certain revenue and client retention metrics.

6.    Investment in Deephaven-Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the registered investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $4.2 billion and $2.9 billion of assets under management in the Deephaven Funds as of December 31, 2006 and 2005, respectively, the Company had corporate investments of $187.6 million and $281.7 million, respectively. Other assets on the Consolidated Statements of Financial Condition at December 31, 2006 and 2005 included $31.6 million and $17.2 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. Certain officers, directors and employees of the Company held direct investments of approximately $6.2 million and $3.7 million in the Deephaven Funds, in the aggregate, as of December 31, 2006 and 2005, respectively.

Included in Investment income and other on the Company’s Consolidated Statements of Operations is income from the Company’s corporate investments in the Deephaven Funds of $34.2 million, $16.3 million and $12.8 million for 2006, 2005 and 2004, respectively.

In connection with the sale of the Derivative Markets business at the end of 2004 (see Footnote 9, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investments in the International Securities Exchange, Inc. (“ISE”) and the Nasdaq Stock Market, Inc. (“Nasdaq Inc.”), which were previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, these equity investments became marketable and, accordingly, were accounted for as equity securities under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and were classified as available-for-sale securities. In conjunction with the ISE’s initial public and secondary offerings, the Company sold approximately 70% of its original equity investment in the ISE during 2005 for $41.1 million. Based on an original cost of $6.9 million, the Company recognized a pre-tax gain of $34.2 million. The Company sold its entire Nasdaq Inc. equity investment during 2005 for $36.9 million. Based on an adjusted cost of $15.2 million, the Company recognized a pre-tax gain of $21.7 million on the Nasdaq Inc. sale. In 2006 the Company sold its remaining shares of the ISE, having a cost basis of $2.9 million, for $33.1 million, resulting in a pre-tax gain of $30.1 million. The gains on the sales of the ISE and Nasdaq Inc. investments are included in Investment income and other on the Company’s Consolidated Statements of Operations.

7.    Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. One client accounted for approximately 10.9%, 10.7% and 11.8% of the Company’s U.S. equity dollar value traded during 2006, 2005 and 2004, respectively.

No investor accounted for more than 10% of the Deephaven Funds’ asset under management as of December 31, 2006. One investor accounted for 10.1% and 13.2% of the Deephaven Funds’ asset under management as of December 31, 2005 and 2004, respectively.

8.    Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual during 2006, 2005 and 2004 were $8.5 million, $10.1 million, and $3.8 million, respectively. The charges in 2006 primarily related to costs associated with excess real estate capacity at the Company’s 545 Washington Boulevard facility in Jersey City, N.J. The charges in 2005 consist of $4.5 million of costs associated with excess real estate capacity and a writedown of fixed assets related to the move from the Company’s 525 Washington Boulevard facility in Jersey City, N.J., and $5.5 million in costs associated with excess real estate capacity at the 545 Washington Boulevard facility. The charges in 2004 consist of costs associated with excess real estate capacity, primarily in Jersey City, N.J.

9.    Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup for $237 million in cash in December 2004. The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. In accordance with SFAS No. 144, the results of the Derivative Markets segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in Income from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets segment at the time the deal closed. The final determination of book value occurred in the first quarter of 2005, at which time the adjustment was recognized. The result of this adjustment and other expenses related to the sale resulted in income of $122,000, net of tax, in 2005. For the year ended December 31, 2004, the net gain on the sale of the Derivative Markets business of $80 million is included in Income from discontinued operations, net of tax.

The revenues and results of operations of the discontinued operations for 2005 and 2004 are summarized as follows (in millions):

2005
Revenues	$—

Pre-tax gain on sale of Derivative Markets business, net of transaction related costs	$0.2
Income tax expense	0.1

Income from discontinued operations, net of tax	$0.1

2004
Revenues	$176.8

Pre-tax income from discontinued operations, before sale of business	$35.5
Pre-tax gain on sale of Derivative Markets business, net of transaction related costs	128.5

Pre-tax income from discontinued operations	164.0
Income tax expense	63.1

Income from discontinued operations, net of tax	$100.9

10.    Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following (in millions):

	Depreciation Period	December 31,
		2006	2005
Computer hardware and software	3 years	$95.8	$93.2
Leasehold improvements	*	51.0	57.0
Telephone systems	5 years	9.4	8.7
Furniture and fixtures	7 years	6.7	6.0
Trading systems and equipment	5 years	2.5	2.5

		165.4	167.4
Less—Accumulated depreciation and amortization		98.9	99.8

		$66.5	$67.7

*  -  Shorter of Life of Lease or Life of Useful Assets

11.    Commitments and Contingent Liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. We are subject to several of these matters at the present time. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed escalation clauses. Rental expense from continuing operations under the office leases was $8.6 million, $9.2 million and $10.4 million in 2006, 2005 and 2004, respectively and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of December 31, 2006, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Operating Leases	Other Obligations	Total
Year ending December 31, 2007	$11.3	$30.4	$41.6
Year ending December 31, 2008	10.7	25.4	36.1
Year ending December 31, 2009	10.2	14.9	25.1
Year ending December 31, 2010	9.6	—	9.6
Year ending December 31, 2011	10.4	—	10.4
Thereafter through October 31, 2021	101.1	—	101.1

	$153.3	$70.6	$223.9

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of December 31, 2006, the Company has provided a letter of credit for $6.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

In 2003, the Company entered into long-term employment contracts with certain senior managers of Deephaven. These employment agreements, which became effective on January 1, 2004, had a three-year term which expired on December 31, 2006. The agreements provided for profit sharing bonuses based on the financial performance of Deephaven, which, for 2005 and 2006, represented 50% of pre-tax earnings prior to the profit-sharing bonuses. The employment agreements included an option for renewal by the Deephaven managers through 2009 under the identical financial terms; however, the renewal option was not exercised. Pursuant to the terms of a simultaneously executed option agreement between the Company and these senior Deephaven managers, in the event of a change of control of the Company during the initial three-year employment term, the Deephaven senior managers had the option to obtain a 51% interest in Deephaven in exchange for the termination of their employment contracts and associated profit-sharing bonuses. As the Company did not experience a change of control during the term of these employment contracts, this option expired.

In December 2006, the Company entered into new long-term employment agreements with three senior managers of Deephaven (the “Deephaven Managers”), two of whom were parties to the 2003 agreements. The new agreements, which became effective on January 1, 2007, are for three-year terms and include a right of renewal by the Deephaven Managers through 2012 under certain circumstances. The new employment agreements provide profit-sharing bonuses based on the financial performance of Deephaven. According to the terms of the contracts, the Deephaven Managers will receive 50% of the first $60 million, and 75% thereafter, of pre-tax earnings prior to the profit-sharing bonuses. The Deephaven Managers also received one million shares of Knight restricted common stock, which vest ratably over three years.

Effective January 1, 2007, the Deephaven Managers were also granted an option (the “Option”), exercisable after January 1, 2008 and until December 31, 2012, and conditioned on meeting certain requirements, to obtain a

49% interest in Deephaven (or a new limited liability company to which the Company’s interests in Deephaven would be contributed) in exchange for the termination of their new employment agreements and associated profit-sharing bonuses. The agreement also provides that in the event of a change of control of the Company following January 1, 2007 and prior to December 31, 2012, the Deephaven Managers would have the option (the “Change of Control Option”), in exchange for the termination of their new employment contracts and associated profit-sharing bonuses, to obtain a 51% interest in Deephaven or, if the Option has already been exercised, to increase their 49% interest resulting from the exercise of the Option by an additional 2%. Following any exercise of the Option or Change of Control Option by the Deephaven Managers, pre-tax earnings prior to profit sharing will be allocated between Knight and the Deephaven Managers in the same manner as under the new employment agreements. During the life of the Option, the agreements provide that the Company may not sell Deephaven without the approval of the Deephaven Managers.

12.    Regulatory Charges and Related Matters

As disclosed in the Company’s Form 10-K filing for the year-ended December 31, 2005, and in subsequent SEC filings in May 2006, Deephaven announced that it had concluded a settlement with the SEC in connection with trading activity associated with certain Private Investments in Public Equities (“PIPEs”). Without admitting or denying the allegations in the SEC’s complaint, and as part of the settlement, Deephaven was required to disgorge approximately $2.7 million, pay approximately $343,000 in pre-judgment interest and pay approximately $2.7 million as a civil penalty. In May 2006, these amounts were paid to the Clerk of the Court. The settlement resolved the matters for which Deephaven received the Wells Notice from the staff of the SEC in June 2005. In 2005, the Company recorded a total pre-tax charge of $5.7 million relating to this matter. Such charges are included in Regulatory charges and related matters on the Consolidated Statements of Operations. The Company did not record a tax benefit for the $2.7 million civil penalty portion of this settlement.

On December 16, 2004, Knight Securities L.P., (“KSLP,” now known as KEM) concluded a settlement with the SEC and NASD (the “Settlement”). The Settlement resolved the matters for which KSLP received Wells Notices in March 2004 from the staffs of the SEC and NASD but did not address Wells Notices received by certain former employees of KSLP. The terms of the Settlement provided that KSLP disgorge $41.1 million in institutional trading profits, and pay approximately $13.2 million in interest and $25.0 million in penalties, for a total of $79.3 million, which is recorded as Regulatory charges and related matters on the Consolidated Statements of Operations. These amounts were paid in full in the fourth quarter of 2004. The Company did not record a tax benefit for the $25.0 million penalty portion of this settlement.

13.    Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	For the years ended December 31,
	2006	2005	2004
Net income	$158.3	$66.4	$91.1
Other comprehensive income, net of tax:
Net unrealized gains on investment securities held as available-for-sale	—	10.4	—
Realization of gains on sales of investment securities held as available-for-sale	(10.4)	—	—

Total comprehensive income, net of tax	$148.0	$76.7	$91.1

Other comprehensive income, net of tax, represents net unrealized gains on the Company’s strategic investment in the ISE at December 31, 2005 and the subsequent realization of such gains in 2006.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 2006, 2005 and 2004 (in millions, except per share data):

	For the years ended December 31,
	2006		2005		2004
	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares
Income and shares used in basic calculations	$158.3	101.4	$66.4	103.5	$91.1	112.4
Effect of dilutive stock based awards	—	4.8	—	3.4	—	5.2

Income and shares used in diluted calculations	$158.3	106.2	$66.4	106.9	$91.1	117.6

Basic earnings per share		$1.56		$0.64		$0.81

Diluted earnings per share		$1.49		$0.62		$0.77

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

For the year ended December 31, 2006	$4.1
For the year ended December 31, 2005	3.3
For the year ended December 31, 2004	3.5

16.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company income tax returns.

The provision for income taxes consists of (in millions):

	2006	2005	2004
Current:
U.S. federal	$106.6	$38.1	$15.2
U.S. state and local	7.9	(2.2)	2.6
Non U.S.	7.4	—	—

	121.9	35.9	17.8

Deferred:
U.S. federal	(27.0)	1.3	(6.5)
U.S. state and local	3.2	1.7	(2.0)
Non U.S.	0.1	—	—

	(23.7)	3.0	(8.5)

Income tax expense	$98.2	$38.9	$9.3

The preceding table does not reflect the tax effects of unrealized gains on available for sale securities, which are recorded directly in Stockholders’ equity. Stockholders’ equity decreased by $7.1 million in 2005, as a result of the tax effects of unrealized gains on available for sale securities and increased by $7.1 million in 2006 as such securities were sold. These tax effects are reported in the Consolidated Statements of Changes in Stockholders’ Equity as a component of Accumulated other comprehensive income, net of tax.

The following table reconciles income tax expense (benefit) at the U.S. federal statutory rate to the Company’s Income tax expense (in millions):

	2006	2005	2004
U.S. federal income tax expense (benefit) at statutory rate	$89.8	$36.8	$(0.2)
U.S. state and local income tax expense (benefit), net of U.S. federal income tax effect	7.2	(0.3)	0.3
Nondeductible charges	0.5	1.5	9.6
Other, net	0.7	0.9	(0.4)

Income tax expense	$98.2	$38.9	$9.3

Included within Nondeductible charges in the above table are the effects of the $2.7 million and $25.0 million penalties in 2005 and 2004, respectively, related to the regulatory charges described in Footnote 12, for which no tax benefits were recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006, 2005 and 2004 are as follows (in millions):

	2006	2005	2004
Deferred tax assets:
Employee compensation and benefit plans	$31.6	$14.8	$13.1
Fixed assets and other amortizable assets	2.8	3.3	9.7
Reserves	9.4	8.9	8.4
Valuation of investments	2.5	0.3	2.7
Net operating loss carryforwards	42.6	30.8	30.4
Less: Valuation allowance on net operating loss carryforwards	(41.9)	(27.8)	(27.1)

Total Deferred tax assets	47.0	30.3	37.2

Deferred tax liabilities:
Fixed assets and other amortizable assets	13.3	—	—
Valuation of investments	—	14.1	10.9

Total deferred tax liabilities	13.3	14.1	10.9

Net deferred tax assets	$33.7	$16.2	$26.3

At December 31, 2006, the Company had U.S. federal net operating loss carryforwards, resulting from acquisitions, of $35 million. The Company recorded a related deferred income tax asset of $12 million as of December 31, 2006, and an offsetting valuation allowance as substantially all of these net operating loss carryforwards are considered more likely than not to expire unutilized. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2019.

At December 31, 2006, the Company had state net operating loss carryforwards of $71 million of which $32 million resulted from acquisitions. The Company recorded a related deferred income tax asset of $4 million as of December 31, 2006, and an offsetting valuation allowance of $3 million for those net operating loss carryforwards considered more likely than not to expire unutilized. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2011.

At December 31, 2006, the Company had U.K. net operating loss carryforwards of $89 million. The Company recorded a related deferred income tax asset of $27 million as of December 31, 2006, and an offsetting valuation allowance as these net operating loss carryforwards are considered more likely than not to expire unutilized. These net operating losses may be carried forward indefinitely.

17.    Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans limit the number of awards that may be granted to a single individual and the Stock Plans also limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of December 31, 2006, the Company has not issued any stock appreciation rights or restricted stock units.

Restricted Shares

Eligible employees receive restricted shares as a portion of their total compensation. Restricted share awards generally vest ratably over three years. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances. Awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted shares based on the market value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the date prior to the grant date. In 2006, 2005 and 2004, the Company recorded compensation expense relating to restricted shares of $14.0 million, $13.4 million and $9.2 million, respectively, all of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to restricted shares was $5.6 million, $5.4 million and $3.7 million in 2006, 2005 and 2004, respectively.

The following table summarizes restricted share activity in 2006 (shares in thousands):

	Number of Restricted Shares	Weighted- Average Grant date Fair Value
Outstanding at January 1	3,026.7	$10.31
Granted	1,093.9	13.42
Vested	(995.7)	10.25
Surrendered	(413.8)	10.54

Outstanding at December 31	2,711.1	$11.55

The weighted-average fair value of restricted shares granted in 2006, 2005 and 2004 was $13.42, $9.80 and $13.22, respectively. Based upon the value at date of vest, the cumulative fair value of restricted shares that vested in 2006, 2005 and 2004 was $13.3 million, $9.7 million and $12.3 million, respectively.

There is $17.6 million of unamortized compensation related to the unvested restricted shares outstanding at December 31, 2006. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.4 years.

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Stock Plans define as the average of the high and low sales price on the date prior to the grant date. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances. Awards are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon share option exercises by its employees.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted in 2006, 2005 and 2004 was $4.63, $4.03 and $4.57, respectively. The weighted-average assumptions used were as follows:

	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.0%	40.0%	40.0%
Risk-free interest rate	4.7%	3.5%	3.8%
Expected life (in years)	3.5	3.5	4.0

In 2006, the Company recorded compensation expense relating to options of $6.8 million, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to stock options was $2.7 million in 2006.

The following table summarizes stock option activity and stock option exercisable in 2006 (options in millions):

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Life (years)
Outstanding at January 1, 2006	13.3	$8.26
Granted at market value	1.2	13.24
Exercised	(4.5)	5.92
Surrendered	(1.1)	13.80

Outstanding at December 31, 2006	8.8	$9.43	$88.0	4.72

Vested at December 31, 2006	5.4	$8.61	62.8	2.94

Available for future grants at December 31, 2006*	14.0

*  -  represents both options and awards available for grant

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/06	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/06	Weighted- Average Exercise Price
$ 4.17-$5.61	1.3	1.69	$4.57	1.3	$4.57
$ 5.97-$6.84	2.0	0.81	6.03	2.0	6.03
$ 7.25-$9.21	1.4	6.60	8.20	0.7	7.89
$ 9.52-$10.24	2.5	7.41	10.02	0.8	10.16
$10.30-$37.43	1.5	7.45	16.05	0.6	8.91
$39.84-$71.38	0.1	2.24	59.73	0.1	59.73

The total intrinsic value of options exercised in 2006, 2005 and 2004 was $46.1 million, $15.9 million and $23.0 million, respectively. Cash received from the exercise of stock options in 2006 totaled $26.8 million.

There is $6.7 million of unrecognized compensation related to the unvested stock options outstanding at December 31, 2006. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.4 years.

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

The Company currently has no loans outstanding to any former or current executive officer or director.

19.    Net Capital Requirements

The Company’s U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Additionally, the Company’s foreign registered broker-dealers are subject to capital adequacy requirements of their respective regulatory authorities. As of December 31, 2006, the Company’s significant broker-dealer subsidiaries, KEM, KCM, KEMIL and Direct Trading, were all in compliance with their capital adequacy requirements. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at December 31, 2006 as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$80.4	$7.0	$73.4
KCM	51.4	1.0	50.4
KEMIL	22.1	8.0	14.1
Direct Trading	11.0	0.4	10.6

20.    Business Segments

The Company currently has two operating business segments, Asset Management and Global Markets as well as a Corporate segment. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Global Markets segment offers superior execution quality through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support the capital formation process. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the Company’s corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

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

	Asset Management	Global Markets	Corporate	Consolidated Total
For the year ended December 31, 2006:
Revenues	$214.9	$669.7	$66.6	$951.2
Income from continuing operations before income taxes[1]	74.8	150.3	31.4	256.5
Total assets	199.1	1,670.3	158.8	2,028.2
For the year ended December 31, 2005:
Revenues	$89.8	$470.7	$74.2	$634.6
Income from continuing operations before income taxes[2]	20.8	35.1	49.3	105.2
Total assets	82.4	996.1	337.5	1,416.0
For the year ended December 31, 2004:
Revenues	$78.2	$531.0	$16.6	$625.8
Income (loss) from continuing operations before income taxes[3]	29.6	(13.2)	(16.9)	(0.5)
Total assets	76.8	797.9	519.3	1,394.0

1  -  Global Markets segment includes $8.5 million in Writedown of assets and lease loss accrual for the year ended December 31, 2006 (described in Footnote 8).

2  -  Global Markets segment includes $10.1 million in Writedown of assets and lease loss accrual (described in Footnote 8) and Asset Management segment includes $5.7 million in Regulatory charges and related matters (described in Footnote 12) for the year ended December 31, 2005.

3  -  Global Markets segment includes $3.8 million in Writedown of assets and lease loss accrual (described in Footnote 8) and $79.3 million in Regulatory charges and related matters (described in Footnote 12) for the year ended December 31, 2004.

21.    Condensed Financial Statements of Knight Capital Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

Knight Capital Group, Inc. (parent only)

	December 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$4,906,759	$19,631,035
Securities owned, at market value	6,342,924	8,355,588
Investments in subsidiaries, equity method	908,407,274	844,461,203
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $31,077	278,747	—
Investments in Deephaven sponsored funds	110,918,739	116,515,653
Strategic investments	49,049,520	11,418,453
Other assets	22,029,844	18,960,399

Total assets	$1,101,933,807	$1,019,342,331

Liabilities and Stockholders’ Equity
Liabilities
Accrued compensation expense	$21,313,580	$12,907,113
Accrued expenses and other liabilities	3,173,229	2,605,237
Payable to subsidiaries	95,797,757	155,473,111
Income taxes payable	19,162,297	24,908,721

Total liabilities	139,446,863	195,894,182
Total stockholders’ equity	962,486,944	823,448,149

Total liabilities and stockholders’ equity	$1,101,933,807	$1,019,342,331

The accompanying notes are an integral part of these condensed financial statements.

Statements of Operations

Knight Capital Group, Inc. (parent only)

	For the years ended December 31,
	2006	2005	2004
Revenues
Corporate management fees	$28,000,000	$24,260,604	$29,445,158
Investment income and other	14,694,424	8,635,792	7,359,866

Total revenues	42,694,424	32,896,396	36,805,024

Expenses
Compensation expense	20,915,114	14,326,736	22,175,453
Professional fees	10,161,684	6,512,269	4,873,597
Business development	596,968	460,384	2,001,365
Other	3,784,959	4,792,445	4,498,769

Total expenses	35,458,725	26,091,834	33,549,184

Income before income taxes and equity in earnings of subsidiaries	7,235,699	6,804,562	3,255,840
Income tax expense (benefit)	444,393	(1,033,254)	(352,358)

Income before equity in earnings of subsidiaries	6,791,306	7,837,816	3,608,198
Equity in earnings of subsidiaries	151,554,328	58,523,089	87,523,708

Net income	$158,345,634	$66,360,905	$91,131,906

The accompanying notes are an integral part of these condensed financial statements.

Statements of Cash Flows

Knight Capital Group, Inc. (parent only)

	For the year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$158,345,634	$66,360,905	$91,131,906
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(151,554,328)	(58,523,089)	(87,523,708)
Depreciation and amortization	71,077	40,000	23,333
Stock-based compensation	3,998,277	2,850,848	2,932,288
Income tax benefit on stock awards exercised	—	6,625,852	11,392,768
Appreciation on investments in Deephaven sponsored funds	(12,668,808)	(6,848,912)	(3,499,375)
Unrealized loss on strategic investments	1,118,933	747,993	155,267
(Increase) decrease in operating assets
Securities owned	2,012,664	540,154	2,250,099
Receivable from subsidiaries	—	—	45,627,072
Income taxes receivable	—	—	—
Other assets	(3,790,491)	9,319,551	(28,144,909)
Increase (decrease) in operating liabilities
Accrued compensation expense	8,406,467	(8,516,180)	7,951,750
Accrued expenses and other liabilities	567,992	65,588	256,199
Payable to subsidiaries	20,296,276	102,509,028	54,370,363
Income taxes payable	(5,746,424)	(21,205,732)	36,992,313

Net cash provided by operating activities	21,057,269	93,966,006	133,915,366

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(309,824)	—	—
Redemptions of Deephaven sponsored funds	19,575,433	5,000,000	—
Investments in Deephaven sponsored funds	(1,309,711)	(55,000,000)	(20,000,000)
Proceeds from sale of strategic investments	—	1,165,624	—
Purchases of strategic investments	(38,750,000)	(3,650,000)	(7,080,000)
Dividends received from subsidiaries	250,514,220	38,994,784	138,349,426
Capital contributions to subsidiaries	(235,734,872)	(143,848,737)	(13,512,219)

Net cash (used in) provided by investing activities	(6,014,754)	(157,338,329)	97,757,207

Cash flows from financing activities
Stock options exercised	26,787,459	22,516,960	27,192,742
Income tax benefit on stock awards exercised	19,405,109	—	—
Cost of common stock repurchased	(75,959,359)	(147,016,329)	(78,841,155)

Net cash used in financing activities	(29,766,791)	(124,499,369)	(51,648,413)

(Decrease) increase in cash and cash equivalents	(14,724,276)	(187,871,692)	180,024,160
Cash and cash equivalents at beginning of the year	19,631,035	207,502,727	27,478,567

Cash and cash equivalents at end of the year	$4,906,759	$19,631,035	$207,502,727

Supplemental disclosure of cash flow information:
Cash paid for interest	$408,493	$576,361	$189,241

Cash paid for income taxes	$102,746,795	$52,563,496	$26,917,732

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

(Parent Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    General

The condensed financial statements of Knight Capital Group, Inc. (parent only; the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

B.    Income taxes

As stated in Footnote 16, the Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate income tax returns. As such, both federal and state income taxes attributable to subsidiaries are accrued at the subsidiary level and are therefore, included in Equity in earnings of subsidiaries on the Condensed Financial Statements. Income tax expense included on the Parent Company’s Statements of Operations represents only the income taxes attributable to the Parent Company.

Item 9.    Changes in and Disagreements With Auditors on Accounting and Financial Disclosures

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

(b) Management’s Report on Internal Control Over Financial Reporting. See report included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Knight’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III—ITEMS 10, 11, 12, 13 and 14

The Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”

(c)  INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
2.1	Agreement and Plan of Merger, dated as of November 17, 1999, by and among KT Holding Company, a Delaware corporation, KT Acquisition I Corp., a Delaware corporation, AH Acquisition I L.L.C., a Delaware limited liability company, Knight/Trimark Group, Inc., a Delaware corporation, Arbitrade Holdings LLC, a Delaware limited liability company, Tarmachan Capital Management, Inc., Tarmachan Capital Co., Deephaven, Inc., Gildor Trading, Inc., Irvin Kessler, Efraim Gildor, Peter Hajas, Merrill Ferguson and Mark Lyons, as amended by Amendment Number One thereto on December 14, 1999 (without exhibits). (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000).

2.2	Asset Purchase Agreement, dated as of August 8, 2004, by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC. (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2004).

2.3	Amendment No. 1 to the Asset Purchase Agreement by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC dated December 9, 2004. (Incorporated herein by reference to Exhibit 2.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), December 15, 2004).

3.1	Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000).

3.2	Amended and Restated By-Laws of the Registrant dated January 19, 2005 (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated March 15, 2005).

10.1	Lease Agreement between Newport L.P.-I, Inc. and Knight Securities, L.P. dated December 6, 1994 (the “Knight Lease Agreement”) for office space situated in Newport Office Tower, 525 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.3 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.2	Amendment to the Knight Lease Agreement, dated May 28, 1996. (Incorporated herein by reference to Exhibit 10.4 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.3	Second Amendment to the Knight Lease Agreement, dated September 30, 1997. (Incorporated herein by reference to Exhibit 10.5 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.4	Third Amendment to the Knight Lease Agreement, dated March 18, 1998. (Incorporated herein by reference to Exhibit 10.6 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.5	Lease Agreement between Nestle USA, Inc. and Trimark Securities L.P., dated March 20, 1996, for the office space situated at 100 Manhattanville Road, Purchase, New York 10577. (Incorporated herein by reference to Exhibit 10.7 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.6	License Agreement between Automated Securities Clearance, Ltd. and Knight Securities, L.P., dated April 5th, 1995. (Incorporated herein by reference to Exhibit 10.8 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998)

10.7	Master Program Product License Agreement between TCAM Systems, Inc. and Trimark Securities, Inc. dated May 1, 1990. (Incorporated herein by reference to Exhibit 10.9 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.8*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.9*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.10	Form of Contribution Agreement. (Incorporated herein by reference to Exhibit 10.19 to Amendment 6 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on July 6, 1998).

10.11	Clearing Agreement between Knight Securities, L.P. and Broadcort Capital Corp. (the “Knight Clearing Agreement”), dated September 28, 1999. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999).

10.12	Amendment to the Knight Clearing Agreement, dated October 18, 1999. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999).

10.13	Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310 (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.14	Form of Indemnification Contract entered into by the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.15*	Separation and Release Agreement, dated June 11, 2003, between Anthony M. Sanfilippo and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.27 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.16*	Amended and Restated 2003 Equity Incentive Plan of the Registrant (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.17*	Employment Agreement, dated as of May 30, 2002, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.01 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2002).

10.18	U.S. Securities and Exchange Commission Order (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.19	NASD Letter of Acceptance, Waiver and Consent (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.20	Option Agreement among Deephaven Holdings, LLC, Deephaven Capital Management, LLC, Knight Capital Group, Inc., KFP Holdings I LLC, Colin Smith, Matthew Halbower and Shailesh Vasundhra, dated October 21, 2003 (Incorporated herein by reference to Exhibit 10.20 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated March 15, 2005).

10.21*	Form of Non-Qualified Stock Option Agreement under the 2003 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.22*	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.23*	Amendment to Employment Agreement between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 99.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223) dated June 2, 2005).

10.24*	Separation and Release Agreement between Derek N. Stein and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated September 6, 2005).

10.25*	Employment Letter Agreement, dated as of December 2, 2005, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.26*	Form of Non-Qualified Stock Option Agreement under the 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.27*	Form of Restricted Stock Award Agreement under the 1998 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.28*	Option Agreement among Deephaven Managing Partners, LLC, Deephaven Capital Management LLC, Knight Capital Group, Inc., KFP Holdings I LLC, Colin Smith, Shailesh Vasundhra and Matthew Nunn, dated December 21, 2006 (Incorporated herein by reference to Exhibit 1.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 22, 2006).

10.29*	2006 Equity Incentive Plan of the Registrant (Incorporated herein by reference from Exhibit A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 5, 2006).

21.1**	Subsidiaries of the Registrant as of December 31, 2006

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 28th day of February, 2007.

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

Name	Title	Date

/s/ THOMAS M. JOYCE Thomas M. Joyce	Chairman of the Board and Chief Executive Officer	February 28, 2007

/s/ JOHN B. HOWARD John B. Howard	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ WILLIAM L. BOLSTER William L. Bolster	Director	February 28, 2007

/s/ CHARLES V. DOHERTY Charles V. Doherty	Director	February 28, 2007

/s/ GARY R. GRIFFITH Gary R. Griffith	Director	February 28, 2007

/s/ ROBERT M. LAZAROWITZ Robert M. Lazarowitz	Director	February 28, 2007

/s/ THOMAS C. LOCKBURNER Thomas C. Lockburner	Director	February 28, 2007

/s/ JAMES T. MILDE James T. Milde	Director	February 28, 2007

/s/ RODGER O. RINEY Rodger O. Riney	Director	February 28, 2007

/s/ LAURIE M. SHAHON Laurie M. Shahon	Director	February 28, 2007