Form 10-Q
period 2007-03-31
KNIGHT CAPITAL GROUP, INC.
filed 2007-05-09
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At May 9, 2007 the number of shares outstanding of the Registrant’s Class A Common Stock was 103,856,220 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2007

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2007	2006
Revenues
Commissions and fees	$103,859,455	$102,643,011
Net trading revenue	61,637,081	80,039,151
Asset management fees	60,713,955	70,511,043
Interest and dividends, net	4,817,943	3,313,976
Investment income and other	10,623,229	20,687,263

Total revenues	241,651,663	277,194,444

Transaction-based expenses
Execution and clearance fees	27,410,486	28,924,406
Soft dollar and commission recapture expense	14,536,648	18,446,324
Payments for order flow and ECN rebates	12,598,965	9,873,398

Total transaction-based expenses	54,546,099	57,244,128

Revenues, net of transaction-based expenses	187,105,564	219,950,316
Other direct expenses
Employee compensation and benefits	102,232,892	99,556,170
Communications and data processing	8,699,226	7,638,143
Professional fees	5,489,122	6,383,123
Depreciation and amortization	5,401,780	4,407,695
Business development	3,778,832	2,122,317
Occupancy and equipment rentals	3,455,226	3,352,487
Writedown of assets and lease loss accrual	—	7,997,434
Other	3,332,746	6,448,370

Total other direct expenses	132,389,824	137,905,739

Income from continuing operations before income taxes	54,715,740	82,044,577
Income tax expense	21,530,028	32,912,536

Net income from continuing operations	33,185,712	49,132,041
Loss from discontinued operations, net of tax	(1,332,818)	—

Net income	$31,852,894	$49,132,041

Basic earnings per share from continuing operations	$0.33	$0.49

Diluted earnings per share from continuing operations	$0.32	$0.47

Basic and diluted earnings per share from discontinued operations	$(0.01)	$—

Basic earnings per share	$0.32	$0.49

Diluted earnings per share	$0.31	$0.47

Shares used in computation of basic earnings per share	100,906,063	100,422,995

Shares used in computation of diluted earnings per share	104,334,956	104,129,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Cash and cash equivalents	$159,232,302	$214,759,915
Securities owned, held at clearing brokers, at market value	711,426,136	711,774,643
Receivable from brokers and dealers	351,754,733	372,897,376
Asset management fees receivable	46,927,428	112,204,064
Investment in Deephaven sponsored funds	195,366,563	187,573,291
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	64,276,103	66,449,617
Strategic investments	45,936,798	49,436,605
Goodwill	133,072,889	133,042,889
Intangible assets, less accumulated amortization	62,253,105	63,701,006
Other assets	192,576,738	116,374,310

Total assets	$1,962,822,795	$2,028,213,716

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$690,321,227	$693,071,230
Payable to brokers and dealers	53,445,355	47,852,721
Accrued compensation expense	143,068,776	227,846,699
Accrued expenses and other liabilities	108,228,744	96,956,122

Total liabilities	995,064,102	1,065,726,772

Stockholders’ equity
Class A Common Stock, $0.01 par value;
Shares authorized: 500,000,000 at March 31, 2007 and December 31, 2006; Shares issued: 148,912,707 at March 31, 2007 and 144,958,749 at December 31, 2006; Shares outstanding: 104,621,212 at March 31, 2007 and 103,660,303 at December 31, 2006	1,489,127	1,449,588
Additional paid-in capital	544,601,895	519,790,132
Retained earnings	843,712,219	811,859,325
Treasury stock, at cost; 44,291,495 shares at March 31, 2007 and 41,298,446 shares at December 31, 2006	(422,044,548)	(370,612,101)

Total stockholders’ equity	967,758,693	962,486,944

Total liabilities and stockholders’ equity	$1,962,822,795	$2,028,213,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$31,852,894	$49,132,041
Loss from discontinued operations, net of tax	(1,332,818)	—

Income from continuing operations, net of tax	33,185,712	49,132,041
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	5,401,780	4,407,695
Stock-based compensation	7,914,022	5,660,043
Deferred rent	90,291	220,166
Writedown of assets and lease loss accrual	—	7,997,434
Unrealized loss on strategic investments	365,392	1,497,434
Unrealized gain on investments in Deephaven sponsored funds	(7,965,334)	(18,950,897)
Operating activities from discontinued operations	(1,332,818)	—
(Increase) decrease in operating assets
Securities owned	348,507	(141,260,618)
Receivable from brokers and dealers	21,142,643	(143,869,138)
Asset management fees receivable	66,553,751	—
Other assets	(77,307,481)	(39,452,182)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	(2,750,003)	159,858,302
Payable to brokers and dealers	5,592,634	86,707,607
Accrued compensation expense	(84,777,923)	(19,682,664)
Accrued expenses and other liabilities	11,182,331	11,403,966

Net cash used in operating activities	(22,356,496)	(36,330,811)

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(1,780,365)	(2,806,688)
Redemption of Deephaven sponsored funds	—	22,610,000
Proceeds from strategic investments	5,534,415	—
Purchases of strategic investments	(2,400,000)	(4,250,000)
Purchases of businesses, net of cash acquired	(30,000)	—
Contingency payment on purchase of business	—	(1,500,000)

Net cash provided by investing activities	1,324,050	14,053,312

Cash flows from financing activities
Stock options exercised	9,934,434	2,768,339
Income tax benefit on stock awards exercised	7,002,846	1,248,313
Cost of common stock repurchased	(51,432,447)	(2,542,050)

Net cash (used in) provided by financing activities	(34,495,167)	1,474,602

Decrease in cash and cash equivalents	(55,527,613)	(20,802,897)
Cash and cash equivalents at beginning of period	214,759,915	230,591,067

Cash and cash equivalents at end of period	$159,232,302	$209,788,170

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,348	$35,578

Cash paid for income taxes	$28,638,096	$23,869,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment. As of March 31, 2007, the Company’s operating business segments from continuing operations comprised the following operating subsidiaries:

Asset Management

•

Deephaven Capital Management LLC (“Deephaven”) is the registered investment adviser to and sponsor of the Deephaven investment funds (the “Deephaven Funds”). In addition to being registered as an Investment Adviser with the Securities and Exchange Commission (“SEC” or “Commission”), Deephaven is also registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” and a “commodity trading adviser,” and is a member of the National Futures Association (“NFA”). Due to the nature of Deephaven’s investor base, however, Deephaven is not registered as either a “Futures Commission Merchant” or “Introducing Broker” with the CFTC/NFA and is exempt from many of the CFTC/NFA regulations. Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K., and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission.

Global Markets

•

Knight Equity Markets, L.P. (“KEM”) operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq Stock Market and on the OTC Bulletin Board. KEM also operates the Company’s primary domestic institutional sales business. Donaldson & Co., a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the SEC and is a member of the Nasdaq Stock Exchange (“Nasdaq”), National Association of Securities Dealers, Inc. (“NASD”), the International Securities Exchange, LLC, the National Stock Exchange and the NFA.

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

•

Direct Edge ECN LLC (“Direct Edge”) operates as an electronic communications network (“ECN”). Direct Edge is a liquidity destination offering the ability to match trades in Nasdaq Global Market, Nasdaq Global Select Market, Nasdaq Capital Market and NYSE and AMEX listed securities by displaying orders in the NASD Alternative Display Facility. Direct Edge is a broker-dealer registered with the SEC and is a member of Nasdaq, the NASD, the National Stock Exchange, Chicago Stock Exchange, CBOE Stock Exchange, Boston Stock Exchange and NYSE Arca, Inc.

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

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products Inc. (“Citigroup”) for $237 million in December of 2004. Costs associated with the Derivative Markets segment have been included within discontinued operations for the three months ended March 31, 2007. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 9 “Discontinued Operations.”

2.	Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances within continuing operations have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC.

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

Asset management fees

Deephaven earns asset management fees for sponsoring and managing the Deephaven Funds. These fees are recorded monthly as earned and are calculated as a percentage of each Deephaven Funds’ monthly net assets, plus a percentage of a new high net asset value (the “Incentive Allocation Fee”), as defined in the applicable private placement offering memorandum, for any six month performance period ended June 30th or December 31st. A new high net asset value is defined as the amount by which the net asset value of the particular Deephaven fund exceeds the greater of either the highest previous net asset value in that Deephaven fund or the net asset value at the time each investor made a purchase. The Incentive Allocation Fee may increase or decrease during the year based on the performance of the Deephaven Funds.

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

On January 1, 2007 the Company adopted Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

Stock-based compensation

On January 1, 2006, the Company adopted SFAS No. 123-R, Share-Based Payment (“SFAS No. 123-R”), using the “modified prospective method.” Under SFAS No. 123-R, the grant date fair values of stock-based employee awards that require future service are amortized over the relevant service period.

Upon the adoption of SFAS No. 123-R, the Company changed its expense attribution method for options. For option awards granted subsequent to the adoption of SFAS No. 123-R, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award, which is the same methodology that the Company uses to account for restricted share awards. For unvested option awards granted prior to the adoption of SFAS No. 123-R, the Company continues to recognize compensation cost using a graded-vesting method (as it had on a pro-forma basis previously). The graded-vesting method recognizes compensation cost separately for each vesting tranche.

SFAS No. 123-R requires expected forfeitures to be considered in determining stock-based employee compensation expense. For all periods presented, the Company recorded a benefit for expected forfeitures on all outstanding stock-based awards.

For stock-based payments issued after the adoption of SFAS No. 123-R, the Company applies a non-substantive vesting period approach whereby the expense is accelerated for those employees and directors that receive awards and are eligible to retire prior to the award vesting. Prior to the adoption of SFAS No. 123-R, the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized actual and pro-forma compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. The impact of this change in the vesting period approach did not have a material impact on the results of operations for the periods presented herein.

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

3.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	March 31, 2007	December 31, 2006
Securities owned:
Equities	$702.5	$703.0
U.S. government obligations	8.9	8.8

	$711.4	$711.8

Securities sold, not yet purchased:
Equities	$690.3	$693.1

	$690.3	$693.1

4.	Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	March 31, 2007	December 31, 2006
Receivable:
Clearing brokers and other	$278.8	$305.3
Securities failed to deliver	64.0	42.3
Deposits for securities borrowed	8.9	25.2

	$351.8	$372.9

Payable:
Securities failed to receive	$43.0	$34.4
Clearing brokers and other	10.5	13.4

	$53.4	$47.9

5.	Goodwill and Intangible Assets

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

The goodwill balance of $133.1 million at March 31, 2007 relates to the Global Markets business segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Direct Trading, Direct Edge, Hotspot, Donaldson and ValuBond.

The Company had intangible assets, net of accumulated amortization, of $62.3 million and $63.7 million at March 31, 2007 and December 31, 2006, respectively, all included within the Global Markets business segment. Intangible assets decreased by $1.4 million during the three months ended March 31, 2007 due to amortization expense. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from eight to thirty years.

The Company recorded amortization expense, related to its intangible assets of $1.4 million and $735,000 for the three months ended March 31, 2007 and 2006, respectively. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $4.3 million in 2007, $5.7 million in 2008, $5.1 million in 2009, and $4.9 million in each of 2010 and 2011.

The chart below summarizes the activity of the Company’s Goodwill and Intangible assets, net of accumulated amortization, from continuing operations, for the three months ended March 31, 2007 (in millions):

	Goodwill	Intangible Assets
Balance at January 1, 2006	$47.7	$29.8
Contingent payments on purchases of businesses	1.5	—
Amortization expense	—	(0.7)

Balance at March 31, 2006	$49.2	$29.0

Balance at January 1, 2007	$133.1	$63.7
Amortization expense	—	(1.4)

Balance at March 31, 2007	$133.1	$62.3

6.	Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the registered investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.6 billion and $4.2 billion of assets under management in the Deephaven Funds as of March 31, 2007 and December 31, 2006, respectively, the Company had corporate investments of $195.4 million and $187.6 million, respectively. Other assets on the Consolidated Statements of Financial Condition at March 31, 2007 and December 31, 2006 included $52.6 million and $31.6 million, respectively, of investments in the Deephaven Funds related to employee deferred compensation plans. Certain officers, directors and employees of the Company held direct investments of approximately $9.5 million and $6.2 million in the Deephaven Funds, in the aggregate, as of March 31, 2007 and December 31, 2006, respectively.

Included in Investment income and other on the Company’s Consolidated Statements of Operations is income from the Company’s corporate investments in the Deephaven Funds of $8.0 million and $19.0 million for the three months ended March 31, 2007 and 2006, respectively.

In connection with the sale of the Derivative Markets business in December 2004 (see Footnote 9, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investment in the International Securities Exchange, Inc. (“ISE”), which was previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, this equity investment became marketable and, accordingly, was accounted for as an equity security under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and was classified as an available-for-sale security. The Company sold all of its remaining shares of the ISE in the last nine months of 2006 for a pre-tax gain of $30.1 million. As of March 31, 2006, the Company owned 743,000 shares of common stock in the ISE, which had an aggregate fair value and amortized cost of $30.9 million and $2.9 million, respectively.

7.	Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three months ended March 31, 2007. One client accounted for approximately 11.4% of the Company’s U.S. equity dollar value traded during the three months ended March 31, 2006.

No investor accounted for more than 10% of the Deephaven Funds’ asset under management as of March 31, 2007. One investor accounted for 10.2% of the Deephaven Funds’ asset under management as of March 31, 2006.

8.	Writedown of Assets and Lease Loss Accrual

There were no charges for Writedown of assets and lease loss accrual during the three months ended March 31, 2007.

The Writedown of assets and lease loss accrual for the three months ended March 31, 2006 were $8.0 million. The charge primarily related to costs associated with excess real estate capacity at the Company’s 545 Washington Boulevard facility in Jersey City, N.J.

9.	Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup for $237 million in cash in December 2004. In accordance with SFAS No. 144, the results of the Derivative Markets business segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. As described in Footnote 11 “Regulatory Charges and Related Matters”, during the first quarter of 2007, the Company recorded a charge of $1.3 million, net of taxes, related to a regulatory matter involving the Derivative Markets segment.

Three months ending March 31, 2007
Revenues	$—

Pre-tax loss from discontinued operations	$(2.0)
Income tax benefit	0.6

Loss from discontinued operations, net of tax	$(1.3)

10.	Commitments and Contingent Liabilities

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed escalation clauses. Rental expense from continuing operations under the office leases was $2.2 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of March 31, 2007, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Operating Leases	Other Obligations	Total
Nine months ending December 31, 2007	$8.5	$41.2	$49.7
Year ending December 31, 2008	10.9	32.0	42.9
Year ending December 31, 2009	10.4	14.9	25.3
Year ending December 31, 2010	9.8	—	9.8
Year ending December 31, 2011	10.2	—	10.2
Thereafter through October 31, 2021	101.9	—	101.9

	$151.7	$88.1	$239.8

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of March 31, 2007, the Company has provided a letter of credit for $6.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

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

In 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its former Derivative Markets business segment which, prior to its sale by the Company in December 2004, was primarily operated through Knight Financial Products LLC. The Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period 1999-2005. The Company responded to this request and is cooperating with the staff of the SEC and certain regional exchanges to resolve this matter. During the first quarter of 2007, the Company recorded a charge of $1.3 million, net of tax, relating to this matter. This charge has been reported in discontinued operations.

12.	Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income for the three months ended March 31, 2007 and 2006 is (in millions):

	For the three months ended March 31,
	2007	2006
Net income	$31.9	$49.1
Other comprehensive income, net of tax:
Net unrealized gains on investment securities held as available-for-sale	—	6.2

Total comprehensive income, net of tax	$31.9	$55.3

For the three months ended March 31, 2006, Other comprehensive income, net of tax, represents net unrealized gains on the Company’s strategic investment in the ISE. The Company did not hold any available-for-sale securities during the three months ended March 31, 2007.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three months ended March 31, 2007 and 2006 (in millions, except per share data):

	For the three months ended March 31,
	2007		2006
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$33.2	100.9	$49.1	100.4
Effect of dilutive stock based awards	—	3.4	—	3.7

Income and shares used in diluted calculations	$33.2	104.3	$49.1	104.1

Basic earnings per share from continuing operations		$0.33		$0.49

Diluted earnings per share from continuing operations		$0.32		$0.47

14.	Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of March 31, 2007, the Company has not issued any stock appreciation rights or restricted stock units.

Restricted Shares

Eligible employees receive restricted shares as a portion of their total compensation. Restricted share awards generally vest ratably over three years. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances. Awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted shares based on the market value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the date prior to the grant date. For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of $6.3 million and $3.8 million, respectively, relating to restricted shares, which has been included in Employee compensation and benefits on the Consolidated Statements of Operations.

The following table summarizes restricted share activity during the three months ended March 31, 2007 (shares in millions):

	Number of Restricted Shares	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2007	2.7	$11.55
Granted	2.3	18.65
Vested	(0.7)	11.43
Surrendered	(0.0)	11.10

Outstanding at March 31, 2007	4.2	$15.43

There is $53.5 million of unamortized compensation related to the unvested restricted shares outstanding at March 31, 2007. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 2.0 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted during the quarter ended March 31, 2007 and 2006 was $6.28 and $3.87 per option, respectively.

For the three months ended March 31, 2007, the Company recorded compensation expense of $1.6 million relating to options, which has been included in Employee compensation and benefits on the Consolidated Statements of Operations.

The following table summarizes stock option activity during the three months ended March 31, 2007 (options in millions):

	Number of Options	Weighed- Average Exercise Price
Outstanding at January 1, 2007	8.8	$9.43
Granted at market value	0.5	17.93
Exercised	(1.7)	5.95
Surrendered	(0.1)	20.08

Outstanding at March 31, 2007	7.6	$10.64

Vested at March 31, 2007	4.1	$9.77

Available for future grants at March 31, 2007*	11.6

*—represents both options and awards available for grant

There is $7.6 million of unrecognized compensation related to unvested stock options outstanding at March 31, 2007. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.4 years.

15.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state income tax returns.

The following table reconciles the U.S. federal statutory income tax rate from continuing operations to the Company’s actual income tax rate:

	For the three months ended March 31,
	2007	2006
Income tax expense at the U.S. federal statutory rate	35.0%	35.0%
U.S. state and local income tax expense, net of U.S. federal income tax effect	3.9%	4.9%
Other, net	0.4%	0.2%

Income tax expense	39.3%	40.1%

Effective January 1, 2007 the Company adopted FIN 48. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007 and at March 31, 2007, the Company had $0.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of January 1. 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2005, and to non-U.S. income tax examinations for the tax years of 2002 through 2005. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2000 through 2005.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations before income taxes. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest and dividends, net, in the Consolidated Statements of Operations.

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

The Company’s revenues, income from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions).

	Asset Management	Global Markets	Corporate	Consolidated Total
For the three months ended March 31, 2007:
Revenues	$61.2	$172.6	$7.8	$241.7
Income from continuing operations before income taxes	18.9	36.1	(0.3)	54.7
Total assets	206.5	1,728.1	28.2	1,962.8
For the three months ended March 31, 2006:
Revenues	$70.8	$188.7	$17.7	$277.2
Income from continuing operations before income taxes[1]	26.8	48.5	6.7	82.0
Total assets	106.8	1,190.6	427.6	1,725.0

1—Global Markets segment includes $8.0 million in Writedown of assets and lease loss accrual for the three months ended March 31, 2006 (described in Footnote 8).

Totals may not add due to rounding

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of the businesses recently acquired, or that may be acquired in the future, by the Company and the risks associated with the recent change in management at Deephaven Capital Management LLC (together with its subsidiaries, “Deephaven”) and the potential impact on the Deephaven business and assets under management. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” within MD&A herein, in “Risk Factors” in the Company’s Annual Report on Form 10-K, and in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this report.

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

•

Asset Management—Our Asset Management business, Deephaven Capital Management (“Deephaven”), is a global, multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $3.9 billion as of April 1, 2007, up from $3.1 billion as of April 1, 2006.

•

Global Markets— Our Global Markets business offers superior execution quality through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support the capital formation process. We make a market or trade in nearly every U.S. equity security and provide trade execution services in a large number of international securities, futures, options, foreign currencies and fixed income instruments.

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

In December 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. (“Citigroup”). In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 9 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document

The following table sets forth: (i) Revenues, (ii) Expenses excluding Writedown of assets and lease loss accrual (“Operating Expenses”) and (iii) Income (loss) from continuing operations before Writedown of assets and lease loss accrual and income taxes (“Pre-Tax Operating Earnings”) of our segments and on a consolidated basis (in millions):

	For the three months ended
	March 31, 2007	March 31, 2006
Asset Management
Revenues	$61.2	$70.8
Operating Expenses	42.3	44.1

Pre-Tax Operating Earnings	18.9	26.8

Global Markets
Revenues	172.6	188.7
Operating Expenses	136.5	132.1

Pre-Tax Operating Earnings	36.1	56.5

Corporate
Revenues	7.8	17.7
Operating Expenses	8.2	11.0

Pre-Tax Operating Earnings	(0.3)	6.7

Consolidated
Revenues	241.7	277.2
Operating Expenses	186.9	187.2

Pre-Tax Operating Earnings	$54.7	$90.0

*	Totals may not add due to rounding.

Consolidated Revenues for the three months ended March 31, 2007 decreased $35.5 million, or 12.8% from the same period a year ago, while Consolidated Operating Expenses remained virtually unchanged. Overall, Consolidated Pre-Tax Operating Earnings for the three months ended March 31, 2007 decreased $35.3 million from the same period a year ago.

The changes in our Pre-Tax Operating Earnings by segment from the three months ended March 31, 2006 to the three months ended March 31, 2007, respectively, are summarized as follows:

•

Asset Management—Our Pre-Tax Operating Earnings from Asset Management for the three months ended March 31, 2007 decreased by $7.9 million, or 29.3%, from the comparable period in 2006 primarily due to lower incentive fees as a result of lower fund returns, offset in part by higher management fees from higher average assets under management.

•

Global Markets—Our Pre-Tax Operating Earnings from Global Markets for the three months ended March 31, 2007 decreased by $20.4 million, or 36.0%, from the comparable period in 2006, primarily due to fewer shares traded and decreased revenue capture.

•

Corporate—Our Pre-Tax Operating Earnings from our Corporate segment for the three months ended March 31, 2007 decreased by $7.1 million, primarily due to lower returns on, and the average monthly investment balance in, our Deephaven corporate investments.

A reconciliation of income from continuing operations before income taxes in accordance with GAAP (“Pre-Tax GAAP Income”) to Pre-Tax Operating Earnings and of total GAAP expenses to Operating Expenses is included elsewhere in this section.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance, amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges related to our legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; the addition or loss of executive management and asset management, sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our revenues and pre-tax profit margins in our Global Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from Global Markets and Asset management fees from Asset Management.

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

Three Months Ended March 31, 2007 and 2006

Continuing Operations

Revenues

	For the three months ended March 31,		Change	% of Change
	2007	2006
Incentive fees (millions)	$49.4	$62.9	$(13.5)	-21.5%
Management fees (millions)	11.3	7.6	3.7	49.2%
Interest income and other (millions)	0.5	0.3	0.2	57.6%

Total Revenues from Asset Management (in millions)	$61.2	$70.8	$(9.6)	-13.6%

Average month-end balance of assets under management (millions)	$4,071.5	$2,946.2	$1,125.2	38.2%
Quarterly fund return to investors*	4.9%	8.5%	-3.6%	-42.5%

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds.

Total revenues from the Asset Management segment, which primarily consists of incentive fees, decreased 13.6% to $61.2 million for the three months ended March 31, 2007, from $70.8 million for the comparable period in 2006. The decrease is primarily due to lower incentive fees as a result of decreased fund returns, offset in part by an increase in management fees due to higher average assets under management. The average month-end balance of assets under management for the three months ended March 31, 2007 was $4.1 billion, up from $2.9 billion for the comparable period in 2006. The blended quarterly fund return across all assets under management for the three months ended March 31, 2007 was a gain of 4.9%, down from a gain of 8.5% for the comparable period in 2006.

	For the three months ended March 31,		Change	% of Change
	2007	2006
Commissions and fees (millions)	$103.9	$102.6	$1.2	1.2%
Net trading revenue (millions)	61.6	80.0	(18.4)	-23.0%
Interest and dividends, net (millions)	4.3	2.4	1.9	80.8%
Investment income and other (millions)	2.8	3.6	(0.8)	-22.0%

Total Revenues from Global Markets (millions)	$172.6	$188.7	$(16.1)	-8.5%

U.S. equity dollar value traded ($ billions)	562.5	559.7	2.8	0.5%
U.S. equity trades executed (millions)	66.9	61.0	5.9	9.6%
Nasdaq and Listed equity shares traded (billions)	23.8	27.9	(4.1)	-14.7%
OTC Bulletin Board and Pink Sheet shares traded (billions)	218.8	373.7	(154.9)	-41.4%
Average revenue capture per U.S. equity dollar value traded (bps)	2.0	2.3	(0.3)	-14.2%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, decreased 8.5% to $172.6 million for the three months ended March 31, 2007, from $188.7 million for the comparable period in 2006. Revenues for the three months ended March 31, 2007, were negatively impacted by a decrease in revenue capture per U.S. equity dollar value traded and lower share volume in OTC Bulletin Board and Pink Sheet shares partially offset by revenues from Hotspot and ValuBond, which were acquired during 2006.

Average revenue capture per U.S. equity dollar value traded was 2.0 basis points (“bps”) for the first quarter of 2007, down 14.2% from 2.3 bps in the first quarter of 2006. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $111.0 million and $128.6 million for the three months ended March 31, 2007 and 2006, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge, Hotspot and ValuBond.

	For the three months ended March 31,		Change	% of Change
	2007	2006
Total Revenues from Corporate (millions)	$7.8	$17.7	$(9.9)	-55.8%

Average corporate investment balance in the Deephaven Funds (millions)	$193.3	$284.5	$(91.2)	-32.1%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment in the Deephaven Funds and other strategic investments, decreased 55.8% to $7.8 million for the three months ended March 31, 2007, from $17.7 million for the comparable period in 2006. Income from our corporate investment in the Deephaven Funds decreased to $8.0 million for the three months ended March 31, 2007, from $19.0 million for the comparable period in 2006, due to lower returns on a lower average monthly investment balance.

Transaction-based expenses

Execution and clearance fees decreased 5.2% to $27.4 million for the three months ended March 31, 2007, from $28.9 million for the comparable period in 2006, primarily due to lower clearing rates. As a percentage of total revenue, Execution and clearance fees increased to 11.3% for the three months ended March 31, 2007, from 10.4% for the comparable period in 2006. These costs increased as a percentage of revenue primarily due to the decrease in revenues from Asset Management, which have no associated execution and clearance fees, and lower revenue capture. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions. Soft dollar and commission recapture expense decreased 21.2% to $14.5 million for the three months ended March 31, 2007, from $18.4 million for the comparable period in 2006.

Payments for order flow and ECN rebates increased to $12.6 million for the three months ended March 31, 2007, from $9.9 million for the comparable period in 2006. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 5.2% for the three months ended March 31, 2007, from 3.6% for the comparable period in 2006. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and increased third party volumes within Direct Edge.

Other direct expenses

Employee compensation and benefits expense increased 2.7% to $102.2 million for the three months ended March 31, 2007, from $99.6 million for the comparable period in 2006. As a percentage of total revenue, Employee compensation and benefits increased to 42.3% for the three months ended March 31, 2007, from 35.9% for the comparable period in 2006. The increase on a dollar basis was primarily due to additional employees related to the acquisitions of Hotspot and ValuBond, increased stock-based compensation, as well as non-recurring compensation associated with the new Deephaven employment agreements. The number of full time employees in our continuing operations increased to 836 at March 31, 2007, from 724 at March 31, 2006, primarily due to these acquisitions.

Communications and data processing expense increased 13.9% to $8.7 million for the three months ended March 31, 2007, from $7.6 million for the comparable period in 2006. Depreciation and amortization expense increased 22.6% to $5.4 million for the three months ended March 31, 2007, from $4.4 million for the comparable period in 2006 due to the purchase of additional fixed assets and additional expense related to the amortization of intangible assets in connection with the acquisitions of Hotspot and ValuBond. Occupancy and equipment rentals expense increased slightly to $3.5 million for the three months ended March 31, 2007, from $3.4 million for the comparable period in 2006.

Professional fees decreased 14.0% to $5.5 million for the three months ended March 31, 2007, from $6.4 million for the comparable period in 2006. The decrease in 2007 was primarily due to decreases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and consulting expenses.

Business development expense increased to $3.8 million for the three months ended March 31, 2007, from $2.1 million for the comparable period in 2006. The primary reason for the increase was higher expenses related to the corporate brand campaign, marketing and travel and entertainment costs.

For the three months ended March 31, 2006, the Company incurred a charge of $8.0 million in writedowns of assets and lease loss accruals primarily relating to costs associated with excess real estate capacity in Jersey City, N.J.

Other expenses decreased to $3.3 million for the three months ended March 31, 2007, from $6.4 million for the comparable period in 2006. Other expenses in 2006 include a short swing profit settlement of approximately $2.8 million relating to trading by two Deephaven funds in the shares of a company while the funds owned in aggregate more than 10% of the outstanding shares of the stock of that company.

Our effective tax rates from continuing operations of 39.3% and 40.1% for the three months ended March 31, 2007, and 2006, respectively, differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Discontinued Operations

Loss from discontinued operations, net of tax, was $1.3 million for the three months ended March 31, 2007. See Footnote 9 “Discontinued Operations” and Footnote 11 “Regulatory Charges and Related Matters,” included in Part I, Item 1 “Financial Statements” of this document for a further discussion.

Reconciliation of Total GAAP Expenses and Pre-Tax GAAP Income to Operating Expenses and Pre-Tax Operating Earnings, Respectively

In an effort to provide additional information regarding the Company’s results as determined by GAAP, the Company also discloses certain non-GAAP information which management believes provides useful information to investors. Within this Form 10-Q, the Company has disclosed its Operating Expenses and its Pre-Tax Operating Earnings to assist the reader in understanding the impact of Writedown of assets and lease loss accrual on the Company’s quarterly results for 2007 and 2006 by segment, thereby facilitating more useful period-to-period comparisons of the Company’s continuing businesses. For additional information related to segments, see Footnote 16 “Business Segments” included in Part I, Item 1 “Financial Statements” included in this document. Charts are presented in millions.

Total GAAP Expenses to Operating Expenses*

	For the three months ended March 31, 2007
	Asset Management	Global Markets	Corporate	Total
Transaction-based expenses	$—	$54.5	$—	$54.5
Other direct expenses	42.3	81.9	8.2	132.4

Total GAAP and Operating Expenses	$42.3	$136.5	$8.2	$186.9

	For the three months ended March 31, 2006
	Asset Management	Global Markets	Corporate	Total
Transaction-based expenses	$—	$57.2	$—	$57.2
Other direct expenses	44.1	82.9	11.0	138.0

Total GAAP Expenses	44.1	140.1	11.0	195.2
Writedown of assets and lease loss accrual	—	(8.0)	—	(8.0)

Operating Expenses	$44.1	$132.1	$11.0	$187.2

Pre-Tax GAAP Income from Continuing Operations to Pre-Tax Operating Earnings*

	For the three months ended March 31, 2007
	Asset Management	Global Markets	Corporate	Total
Pre-tax GAAP Income from Continuing Operations and Pre-tax Operating Earnings	$18.9	$36.1	$(0.3)	$54.7

	For the three months ended March 31, 2006
	Asset Management	Global Markets	Corporate	Total
Pre-tax GAAP Income from Continuing Operations	$26.8	$48.5	$6.7	$82.0
Writedown of assets and lease loss accrual	—	8.0	—	8.0

Pre-tax Operating Earnings	$26.8	$56.5	$6.7	$90.0

*	Totals may not add due to rounding.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds of the sale of our Derivative Markets segment. As of March 31, 2007, we had $2.0 billion in assets, 65% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers, asset management fees receivable and securities owned. Asset management fees receivable includes incentive and management fees earned for sponsoring and managing the Deephaven Funds. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. At March 31, 2007, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $227.3 million. In addition, our corporate investment in the Deephaven Funds was $195.4 million at March 31, 2007, the majority of which can be liquidated upon request to Deephaven subject to a ninety-day written notification period and monthly redemption limits. At March 31, 2007 we also had Asset management fees receivable of $46.9 million, which mostly consists of Incentive allocation fees which are traditionally paid to us within 30 days after each six month performance period ending June 30th or December 31st.

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

We have acquired several businesses over the last two years. Several of these acquisitions provide for contingent payments. The acquisition of the business of Direct Trading contains an additional contingent payment due in the third quarter of 2007 based on the profitability of that business during the second year of operation post-acquisition. The acquisition of Direct Edge contains three additional annual contingent payments based on meeting certain revenue and client retention metrics. In April 2006, the Company acquired Hotspot for $77.5 million in cash. In October 2006, the Company acquired ValuBond for $18.2 million in cash. No assurance can be given with respect to the business effect of these transactions or the timing, likelihood or business effect of any other possible transactions.

Income from continuing operations before income taxes was $54.7 million and $82.0 million for the three months ended March 31, 2007 and 2006, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization and certain non-cash writedowns. Depreciation expense from continuing operations was $4.0 million and $3.7 million for the three months ended March 31, 2007 and 2006, respectively. Amortization expense from continuing operations, which related to intangible assets, was $1.4 million and $735,000 for the three months ended March 31, 2007 and 2006, respectively.

Capital expenditures related to our continuing operations were $1.8 million and $2.8 million during the three months ended March 31, 2007 and 2006, respectively. Purchases of strategic investments were $2.4 million and $4.3 million and proceeds from sale of strategic investments were $5.5 million and $0 during the three months ended March 31, 2007 and 2006, respectively. Payments related to acquisitions of businesses were $1.5 million during the three months ended March 31, 2006. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment in the Deephaven Funds increased by $7.8 million during the three months ended March 31, 2007, primarily due to earnings, but decreased by $3.7 million during the three months ended March 31, 2006 due to redemptions of $22.6 million, offset by $19.0 million in earnings.

At its April 18, 2006 meeting, the Board of Directors authorized an increase in the size of the Company’s stock repurchase program from $345 million to $495 million. The Company repurchased 2.7 million shares under the stock repurchase program during the first quarter of 2007 for $45.4 million. Through March 31, 2007, the Company had repurchased 44.4 million shares for $412.4 million under its stock repurchase program. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 104.6 million shares of Class A Common Stock outstanding as of March 31, 2007.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and NASD prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Our foreign registered broker-dealers and our

FCM are subject to capital adequacy requirements of their respective regulatory authorities. As of March 31, 2007, all of our broker-dealers were in compliance with the regulatory rules. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at March 31, 2007, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$43.4	$4.4	$39.0
KCM	58.0	1.0	57.0
KEMIL	23.1	7.2	15.9
Direct Trading	7.9	0.4	7.5

We have no long-term debt at March 31, 2007 nor do we have any material long-term debt commitments for the rest of 2007. We anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The Company incurred $8.0 million of Writedown of assets and lease loss accruals in the first quarter of 2006, relating to the lease loss accrual on a portion of our lease at 545 Washington Boulevard in Jersey City, N.J., encompassing approximately 78,000 square feet, all of which is unoccupied. The Company engaged a real estate broker to sub-lease this excess space, but to date our efforts to sub-let this space have not been successful. This accrual was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2008, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market rates for office space and the amount of available office space in Jersey City, N.J. to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $133.1 million as of March 31, 2007 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM and the businesses now operating as

Donaldson, Direct Trading, Direct Edge, Hotspot and ValuBond. We performed our annual test for impairment of goodwill in the second quarter of 2006 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. Furthermore, the Company believes there was no impairment of the goodwill balance at March 31, 2007.

Intangible assets, less accumulated amortization, of $62.3 million as of March 31, 2007 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses of Donaldson, Direct Trading, and Hotspot. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from eight to thirty years. We performed our annual test for impairment of intangible assets in the second quarter of 2006 and determined that intangible assets were not impaired during that time. Furthermore, the Company believes there was no impairment of these intangible assets at March 31, 2007.

Strategic Investments—Strategic investments include non-controlling equity ownership interests in financial services-related businesses and are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. The fair value of investments recorded in the Company’s broker-dealer subsidiaries, for which a quoted market or dealer price is not available for the size of the Company’s investment, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at March 31, 2007 and 2006 was $705.0 million and $513.1 million, respectively, in long positions and $690.3 million and $505.3 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $1.5 million loss and a $782,000 loss as of March 31, 2007 and 2006, respectively, due to the offset of gains in short positions with the losses in long positions.

As of March 31, 2007, we had a $195.4 million corporate investment in the Deephaven Funds, $150.4 million of which was invested in the Market Neutral Fund. As of March 31, 2007, approximately 43% of the Deephaven Funds’ assets under management were in the Deephaven Market Neutral Fund. The investment philosophy for the Market Neutral Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the Market Neutral Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets, and credit spread relationships, among other factors. Within the Market Neutral Fund, Deephaven generally employs a variety of investment strategies, including event-driven, volatility-driven, fundamental equity, credit-driven and global macro strategies among others. There is no material limitation on the types of investment strategies that may be employed by the Market Neutral Fund.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see “Government Regulation and Market Structure” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006). The Company has established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. The Company also has established procedures that are designed to require that the Company’s policies relating to conduct, ethics and business practices are followed.

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

Legal

Short Selling Litigation

In April, the following development occurred in the short selling litigation described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006:

On or about April 10, 2007, approximately 20 securities firms, including the Company, were named in a complaint entitled Eagletech Communications Inc. et al. v. Citigroup, Inc. et al. filed in the Circuit Court, Broward County, Florida. In general, the complaint alleges that defendants participated in a scheme to manipulate Eagletech stock using methods such as naked short selling. The complaint, which consists of 8 causes of action, has not yet been served upon the Company. Knight intends on defending this action vigorously.

Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al.

During the first quarter of 2007, the following development occurred in the action entitled Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al. described in the Company’s Annual report on Form 10-K for the year ended December 31, 2006:

On March 23, 2007, the court granted plaintiffs’ motion for reconsideration in part, by allowing them to file an amended complaint against the market-maker defendants, but not against the options exchanges. The amended complaint, filed April 5, 2007, alleges federal claims based on the Securities Exchange Act of 1934 and state law claims based on Illinois statutory and common law. Knight intends to defend this action vigorously.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in March 2005, NASD announced that it had charged Kenneth Pasternak, former CEO of Knight Securities, L.P. (“KSLP,” now known as KEM), and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.” Pursuant to a decision dated April 11, 2007, the majority of a NASD Hearing Panel found that Pasternak and Leighton failed to supervise KSLP’s Institutional Sales Department reasonably during the period of January 1999 to September 2000 in violation of NASD rules. Pasternak and Leighton were each fined $100,000. Pasternak was suspended in all supervisory capacities for two years and Leighton was barred in all supervisory capacities. On or about May 3, 2007, Pasternak and Leighton each filed a Notice of Appeal from the NASD’s decision. In August 2005, the SEC announced that it had filed a civil fraud action in the United States District Court for the District of New Jersey against Kenneth Pasternak and John Leighton. The SEC matter is still pending.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its subsidiary, Knight Financial Products LLC, during the period of time that the subsidiary conducted the Derivative Markets business prior to its sale by the Company in December 2004. The Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period 1999-2005. The Company responded to this request and is cooperating with the staff of the SEC and certain regional exchanges to resolve this matter. For further information regarding this matter, see Footnote 11 “Regulatory Charges and Related Matters,” in Part I, Item 1 “Financial Statements” included in this document.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the first quarter of 2007:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2007—January 31, 2007	860,360	$18.59	550,000	$117,821,586

February 1, 2007—February 28, 2007	1,337,279	17.13	1,325,000	95,120,642

March 1, 2007—March 31, 2007	795,410	15.75	794,007	82,611,220

Total	2,993,049	17.18	2,669,007

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)

On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $460 million to a total of $495 million by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005 and April 18, 2006. The Company may repurchase shares in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative use of capital and other factors, but cautions that there are no assurances that any future repurchases will actually occur. The repurchase program has no set expiration or termination date.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of May, 2007.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer

By:	/s/ JOHN B. HOWARD
Chief Financial Officer (Chief Accounting Officer)