Form 10-Q
period 2007-06-30
KNIGHT CAPITAL GROUP, INC.
filed 2007-08-09
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At August 9, 2007 the number of shares outstanding of the Registrant’s Class A Common Stock was 99,843,088 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2007

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues
Commissions and fees	$106,929,092	$112,475,157	$210,788,547	$215,118,168
Net trading revenue	54,192,639	68,220,068	115,829,721	148,259,218
Asset management fees	29,116,156	14,075,709	89,830,111	84,586,752
Interest, net	4,169,037	2,775,335	8,986,980	6,089,307
Investment income and other	6,990,087	8,404,064	17,613,315	29,091,325

Total revenues	201,397,011	205,950,333	443,048,674	483,144,770

Transaction-based expenses
Execution and clearance fees	28,690,546	30,026,355	56,101,032	58,950,758
Soft dollar and commission recapture expense	14,468,448	18,684,431	29,005,096	37,130,756
Payments for order flow and ECN rebates	12,761,373	12,126,021	25,360,338	21,999,419

Total transaction-based expenses	55,920,367	60,836,807	110,466,466	118,080,933

Revenues, net of transaction-based expenses	145,476,644	145,113,526	332,582,208	365,063,837
Other direct expenses
Employee compensation and benefits	78,697,298	64,615,557	180,930,190	164,171,725
Communications and data processing	9,387,289	8,403,791	18,086,514	16,041,932
Depreciation and amortization	5,513,772	5,324,879	10,915,552	9,732,574
Professional fees	3,190,973	5,092,238	8,680,095	11,475,361
Business development	4,493,303	3,134,363	8,272,135	5,256,681
Occupancy and equipment rentals	3,550,286	3,398,114	7,005,512	6,750,599
Writedown of assets and lease loss accrual	(1,490,061)	482,269	(1,490,061)	8,479,703
Other	2,275,187	3,896,612	5,607,934	10,344,981

Total other direct expenses	105,618,047	94,347,823	238,007,871	232,253,556

Income from continuing operations before income taxes	39,858,597	50,765,703	94,574,337	132,810,281
Income tax expense	15,480,361	20,426,119	37,010,389	53,338,656

Net income from continuing operations	24,378,236	30,339,584	57,563,948	79,471,625
Loss from discontinued operations, net of tax	—	—	(1,332,818)	—

Net income	$24,378,236	$30,339,584	$56,231,130	$79,471,625

Basic earnings per share from continuing operations	$0.24	$0.30	$0.57	$0.79

Diluted earnings per share from continuing operations	$0.24	$0.29	$0.56	$0.75

Basic and diluted earnings per share from discontinued operations	$—	$—	$(0.01)	$—

Basic earnings per share	$0.24	$0.30	$0.56	$0.79

Diluted earnings per share	$0.24	$0.29	$0.54	$0.75

Shares used in computation of basic earnings per share	99,683,315	100,739,240	100,291,311	100,822,519

Shares used in computation of diluted earnings per share	102,523,827	105,397,197	103,540,053	105,358,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Cash and cash equivalents	$125,552,681	$214,759,915
Securities owned, held at clearing brokers, at market value	440,385,042	711,774,643
Receivable from brokers and dealers	410,815,715	372,897,376
Asset management fees receivable	58,240,104	112,204,064
Investment in Deephaven sponsored funds	200,750,859	187,573,291
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	64,426,641	66,449,617
Strategic investments	48,211,877	49,436,605
Goodwill	133,072,889	133,042,889
Intangible assets, less accumulated amortization	60,805,204	63,701,006
Deferred compensation investments	85,899,214	31,585,597
Other assets	130,700,644	84,788,713

Total assets	$1,758,860,870	$2,028,213,716

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$416,625,320	$693,071,230
Payable to brokers and dealers	120,525,119	47,852,721
Accrued compensation expense	169,803,152	227,846,699
Accrued expenses and other liabilities	86,881,567	96,956,122

Total liabilities	793,835,158	1,065,726,772

Stockholders’ equity
Class A Common Stock, $0.01 par value;
Shares authorized: 500,000,000 at June 30, 2007 and December 31, 2006; Shares issued: 150,202,273 at June 30, 2007 and 144,958,749 at December 31, 2006; Shares outstanding: 103,007,159 at June 30, 2007 and 103,660,303 at December 31, 2006	1,502,023	1,449,588
Additional paid-in capital	566,088,994	519,790,132
Retained earnings	868,090,455	811,859,325
Treasury stock, at cost; 47,195,114 shares at June 30, 2007 and 41,298,446 shares at December 31, 2006	(470,655,760)	(370,612,101)

Total stockholders’ equity	965,025,712	962,486,944

Total liabilities and stockholders’ equity	$1,758,860,870	$2,028,213,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$56,231,130	$79,471,625
Loss from discontinued operations, net of tax	(1,332,818)	—

Income from continuing operations, net of tax	57,563,948	79,471,625
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	10,915,552	9,732,574
Stock-based compensation	15,758,934	11,786,277
Deferred rent	196,047	475,191
Writedown of assets and lease loss accrual	(1,490,061)	8,479,703
Unrealized (gain) loss on strategic investments	(216,705)	1,939,119
Unrealized gain on investments in Deephaven sponsored funds	(13,872,985)	(19,845,429)
Realized gain on strategic investment	—	(7,117,304)
Operating activities from discontinued operations	(1,332,818)	—
(Increase) decrease in operating assets
Securities owned	271,389,601	(208,893,676)
Receivable from brokers and dealers	(37,918,339)	(84,291,004)
Asset management fees receivable	56,118,617	(15,455,154)
Deferred compensation investments	(54,313,617)	(463,866)
Other assets	(47,314,153)	(5,960,783)
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	(276,445,910)	185,101,150
Payable to brokers and dealers	72,672,398	40,777,003
Accrued compensation expense	(58,043,547)	2,388,018
Accrued expenses and other liabilities	(8,780,541)	(33,035,123)

Net cash used in operating activities	(15,113,579)	(34,911,679)

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(5,996,774)	(6,568,077)
Redemption of Deephaven sponsored funds	—	72,610,000
Proceeds from strategic investments	5,534,415	7,911,304
Purchases of strategic investments	(4,150,000)	(4,271,099)
Purchases of businesses, net of cash acquired	(30,000)	(77,595,764)
Contingency payment on purchase of business	—	(2,000,000)

Net cash used in investing activities	(4,642,359)	(9,913,636)

Cash flows from financing activities
Stock options exercised	17,901,095	14,088,961
Income tax benefit on stock awards exercised	12,691,268	9,811,243
Cost of common stock repurchased	(100,043,659)	(26,813,572)

Net cash used in financing activities	(69,451,296)	(2,913,368)

Decrease in cash and cash equivalents	(89,207,234)	(47,738,683)
Cash and cash equivalents at beginning of period	214,759,915	230,591,067

Cash and cash equivalents at end of period	$125,552,681	$182,852,384

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,218	$78,252

Cash paid for income taxes	$56,802,363	$69,958,498

Supplemental disclosure of noncash investing activities:
Goodwill	$30,000	$55,682,812
Intangible assets	—	35,000,000
Fixed assets	—	1,714,655
Other net liabilities	—	(14,801,703)

Cash paid for purchase of businesses, net of cash acquired	$30,000	$77,595,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment. As of June 30, 2007, the Company’s operating business segments from continuing operations comprised the following operating subsidiaries:

Asset Management

•

Deephaven Capital Management LLC (“Deephaven”) is the registered investment adviser to and sponsor of the Deephaven investment funds (the “Deephaven Funds”). In addition to being registered as an Investment Adviser with the Securities and Exchange Commission (“SEC” or “Commission”), Deephaven is also registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” and a “commodity trading adviser,” and is a member of the National Futures Association (“NFA”). Due to the nature of Deephaven’s investor base, however, Deephaven is not registered as either a “Futures Commission Merchant” (“FCM”) or “Introducing Broker” with the CFTC/NFA and is exempt from many of the CFTC/NFA regulations. Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K., and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission.

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

•

Direct Edge ECN LLC (“Direct Edge ECN”) operates as an electronic communications network (“ECN”). Direct Edge ECN is a liquidity destination offering the ability to match and route trades in Nasdaq Global Market, Nasdaq Global Select Market, Nasdaq Capital Market and NYSE and AMEX

listed securities by displaying orders in the NASD Alternative Display Facility. Direct Edge ECN is a broker-dealer registered with the SEC and is a member of Nasdaq, the NASD, the National Stock Exchange, Chicago Stock Exchange, CBOE Stock Exchange, Boston Stock Exchange and NYSE Arca, Inc.

•

Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions, dealers and retail clients with spot foreign exchange executions through an advanced, fully electronic platform. Hotspot was acquired by the Company in April 2006. One Hotspot subsidiary is regulated by the FSA and another Hotspot subsidiary is a FCM registered with the CFTC and is a member of the NFA.

•

ValuBond Securities, Inc. (“ValuBond”) provides electronic access and trade execution products for the fixed income market. ValuBond was acquired by the Company in October 2006. ValuBond is registered with the SEC and is a member of the NASD and the Municipal Securities Rulemaking Board (“MSRB”).

The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the corporate investment as a limited partner or non-managing member in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products Inc. (“Citigroup”) for $237 million in December of 2004. Costs associated with the Derivative Markets segment have been included within discontinued operations for the six months ended June 30, 2007. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 9 “Discontinued Operations.”

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

Market making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Interest expense, which has been netted against interest income on our Consolidated Statements of Operations, was $1.2 million and $834,000 for the three months ended June 30, 2007 and 2006, respectively and $1.5 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.

Dividend income and expense relating to securities owned and securities sold, not yet purchased derived from our market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company, and rebates for providing liquidity to Direct Edge ECN. Soft dollar and commission recapture expense represents payments to institutions in connection with soft dollar and commission recapture programs.

Asset management fees

Deephaven earns asset management fees, which consist of management fees and incentive allocation fees, for managing the Deephaven Funds. Management fees, which are received monthly, are recorded as earned and are calculated as a percentage of each Deephaven Fund’s monthly net assets.

Incentive allocation fees are earned based upon the performance of the Deephaven Funds and are calculated based upon a percentage of a new high net asset value as defined in the applicable private placement offering memorandum, for some funds, for the six month performance period ended June 30th or December 31st, and for the twelve month performance period ended December 31st for other funds. A new high net asset value is defined as the amount by which the net asset value of an investor’s account in the particular Deephaven fund exceeds the greater of either the investor’s highest previous net asset value in that Deephaven fund or the net asset value at the time the investor made a purchase.

The Company records incentive allocation fees in accordance with Method 2 of Emerging Issues Task Force (“EITF”) Topic D-96. Under this methodology, the Company recognizes incentive allocation fee income for each interim period based upon the amount that would be due if the investment advisory relationship with the Deephaven Funds were terminated at the end of such period.

The incentive allocation fee may increase or decrease during the year based on the performance of the Deephaven Funds. As such, the incentive allocation fee, in certain circumstances, may be negative for certain periods, but not lower than zero for any six-month performance period ended June 30th or December 31st, for some funds, or the twelve month performance period ended December 31st for other funds. Incentive allocation fees are paid upon the close of each six month performance period, or twelve month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once such performance period has closed. If a fund with a six month performance period incurs losses in the performance period ended December 31st, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ending June 30th of that year.

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

Goodwill and intangible assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with an indefinite useful life no longer be amortized, but instead, be tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. Other intangible assets are amortized on a straight line basis over their useful lives and, as required by SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, will be tested for recoverability whenever events indicate that the carrying amounts may not be recoverable.

Strategic investments and deferred compensation investments

Strategic investments include non-controlling equity ownership interests primarily in financial services-related businesses. Deferred compensation investments consist of investments held by the Company related to deferred compensation plans for the benefit of Knight’s employees and directors. Strategic investments and Deferred compensation investments are accounted for under the equity method, at cost or at fair market value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. Deferred compensation investments in mutual funds are accounted for at fair value.

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

Depreciation, amortization and occupancy

Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the life of the related office lease or the expected useful life of the assets. The Company follows SFAS No. 13 Accounting for

Leases, as clarified by EITF and Financial Accounting Standards Boards (“FASB”) Technical Bulletins, which states that rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods should be recognized on a straight-line basis over the lease term beginning on the date the lessee takes possession of or controls the use of the space, including during free rent periods. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service.

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

Lease loss accrual

It is the Company’s policy to identify excess real estate capacity and where applicable, accrue for such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, the Company’s policy is to accrue future costs related to excess capacity using a discounted cash flow analysis. In an event the Company is able to sublease the excess real estate after recording a lease loss accrual, such lease loss accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the lease loss accrual.

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

On January 1, 2007 the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

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

3.	Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	June 30, 2007	December 31, 2006
Securities owned:
Equities	$434.0	$703.0
U.S. government obligations	6.4	8.8

	$440.4	$711.8

Securities sold, not yet purchased:
Equities	$416.6	$693.1

4.	Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	June 30, 2007	December 31, 2006
Receivable:
Clearing brokers and other	$266.6	$305.3
Securities failed to deliver	112.7	42.3
Deposits for securities borrowed	31.5	25.2

	$410.8	$372.9

Payable:
Securities failed to receive	$94.7	$34.4
Clearing brokers and other	25.8	13.4

	$120.5	$47.9

Totals may not add due to rounding.

5.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2007, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No such events occurred in 2006 and 2007 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

The goodwill balance of $133.1 million at June 30, 2007 relates to the Global Markets business segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Direct Trading, Direct Edge ECN, Hotspot, Donaldson and ValuBond.

The Company had intangible assets, net of accumulated amortization, of $60.8 million and $63.7 million at June 30, 2007 and December 31, 2006, respectively, all included within the Global Markets business segment. Intangible assets decreased by $2.9 million during the six months ended June 30, 2007 due to amortization expense. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from eight to thirty years. The weighted average remaining life of the Company’s intangible assets at June 30, 2007 is approximately 16 years.

The Company recorded amortization expense, related to its intangible assets of $1.4 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively, and $2.9 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $2.9 million for the remainder of 2007, $5.7 million in 2008, $5.1 million in 2009, $4.9 million in each of 2010 and 2011, and $4.8 million in 2012.

The chart below summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of June 30, 2007 and December 31, 2007 (in millions):

Goodwill

	June 30, 2007	December 31, 2006
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	33.4	33.4
Purchase of ATTAIN ECN business	10.6	10.6
Purchase of Hotspot business	55.7	55.7
Purchase of ValuBond business	14.2	14.1

Total	$133.1	$133.0

Intangible Assets

		June 30, 2007	December 31, 2006
Customer relationships(1)	Gross carrying amount	$51.9	$51.9
	Accumulated amortization	(7.3)	(5.4)

	Net carrying amount	$44.6	46.5

Trade names(2)	Gross carrying amount	$9.8	$9.8
	Accumulated amortization	(0.7)	(0.6)

	Net carrying amount	$9.1	9.2

Other(3)	Gross carrying amount	$9.2	$9.2
	Accumulated amortization	(2.1)	(1.3)

	Net carrying amount	$7.1	$8.0

Total	Gross carrying amount	$70.9	$70.9
	Accumulated amortization	(10.1)	(7.2)

	Net carrying amount	$60.8	$63.7

(1)—Customer relationships relate to the Donaldson, Direct Trading, and Hotspot acquisitions. The weighted average remaining life is approximately 16 years as of June 30, 2007 and 17 years as of December 31, 2006. Lives may be reduced depending upon actual retention rates.

(2)—Trade names relate to the Donaldson, Direct Trading, Hotspot and ValuBond acquisitions. The weighted average remaining life is approximately 25 years as of June 30, 2007 and 26 years as of December 31, 2006.

(3)—Other includes technology, non-compete agreements and domain name rights used by the Company. The weighted average remaining life is approximately 5 years as of June 30, 2007 and 6 years as of December 31, 2006.

6.	Investment in Deephaven Sponsored Funds and Strategic Investments

The Company’s wholly-owned subsidiary, Deephaven, is the registered investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $4.0 billion and $4.2 billion of assets under management in the Deephaven Funds as of June 30, 2007 and December 31, 2006, respectively, the Company had corporate investments as a limited partner or non-managing member of $200.8 million and $187.6 million, respectively. Deferred compensation investments on the Consolidated Statements of Financial Condition at June 30, 2007 and December 31, 2006 included $51.8 million and $31.6 million, respectively, of investments as a limited partner or non-managing member in the Deephaven Funds related to employee and director deferred compensation plans. Certain officers, directors and employees of the Company held direct investments of approximately $9.8 million and $6.2 million as limited partners or non-managing members in the Deephaven Funds, in the aggregate, as of June 30, 2007 and December 31, 2006, respectively.

Included in Investment income and other on the Company’s Consolidated Statements of Operations is income from the Company’s corporate investments as a limited partner or non-managing member in the Deephaven Funds of $6.3 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and $14.2 million and $19.8 million for the six months ended June 30, 2007 and 2006, respectively.

In connection with the sale of the Derivative Markets business in December 2004 (see Footnote 9, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investment in the International Securities Exchange, Inc. (“ISE”), which was previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, this equity investment became marketable and, accordingly, was accounted for as an equity security under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and was classified as an available-for-sale security. Included in the three and six months ended June 30, 2006 is a pre-tax gain of $7.1 million related to the sale of part of the Company’s equity investment in the ISE. As of June 30, 2006, the Company owned 543,000 shares of common stock in the ISE, which had an aggregate fair value and amortized cost of $20.7 million and $2.2 million, respectively.

7.	Significant Clients and Investors

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three and six months ended June 30, 2007 and 2006, respectively.

The Company considers significant investors to be those investors who account for 10% or more of asset under management in Deephaven Funds. No investor accounted for more than 10% of the Deephaven Funds’ asset under management as of June 30, 2007 and 2006.

8.	Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual during the three and six months ended June 30, 2007 was a benefit of $1.5 million, due to the adjustment of previously recognized lease losses with respect to our 545 Washington Boulevard property in Jersey City, N.J. During the second quarter of 2007, the Company entered into a sub-lease agreement for a portion of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-lease and the assumptions previously used in the calculation of the lease loss accrual.

The Writedown of assets and lease loss accrual for the three and six months ended June 30, 2006 was a charge of $482,000 and $8.5 million, respectively. The amount for the three months ended June 30, 2006 related to costs associated with excess real estate capacity and write down of fixed assets. The additional amount for the six months ended June 30, 2006 primarily related to excess real estate capacity at our 545 Washington Boulevard facility in Jersey City, N.J.

9.	Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup for $237 million in cash in December 2004. In accordance with SFAS No. 144, the results of the Derivative Markets business segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. As described in Footnote 11 “Regulatory Charges and Related Matters”, during the first quarter of 2007, the Company recorded a charge of $1.3 million, net of taxes, related to a regulatory matter involving the Derivative Markets segment. No charge was recorded for the three months ended June 30, 2007.

Six months ended June 30, 2007
Revenues	$—

Pre-tax loss from discontinued operations	$(2.0)
Income tax benefit	0.6

Loss from discontinued operations, net of tax	$(1.3)

Total may not add due to rounding.

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed escalation clauses. Rental expense from continuing operations under the office leases was $2.2 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the six months ended June 30, 2007 and 2006, rental expense from continuing operations was $4.5 million and $4.4 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of June 30, 2007, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Operating Leases	Other Obligations	Total
Six months ending December 31, 2007	$6.0	$43.4	$49.4
Year ending December 31, 2008	11.4	33.2	44.6
Year ending December 31, 2009	10.8	15.1	25.9
Year ending December 31, 2010	10.2	—	10.2
Year ending December 31, 2011	10.6	—	10.6
Thereafter through October 31, 2021	103.0	—	103.0

	$152.0	$91.7	$243.7

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2007, the Company has provided a letter of credit for $6.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

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

In December 2006, the Company entered into new long-term employment agreements with three senior managers of Deephaven (the “Deephaven Managers”), two of whom were parties to the 2003 agreements. The new agreements, which became effective on January 1, 2007, are for three-year terms and include a right of renewal by the Deephaven Managers through 2012 under certain circumstances. The new employment agreements provide profit-sharing bonuses based on the financial performance of Deephaven. According to the terms of the contracts, the Deephaven Managers will receive 50% of the first $60 million, and 75% thereafter, of pre-tax earnings prior to the profit-sharing bonuses (“Pre-Bonus Profits”). As of June 30, 2007, the year-to-date Pre-Bonus Profits at Deephaven were approximately $61 million. The Deephaven Managers also received one million shares of Knight restricted common stock, which vest ratably over three years.

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

In 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its former Derivative Markets business segment which, prior to its sale by the Company in December 2004, was primarily operated through Knight Financial Products LLC. The Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period 1999-2005. The Company responded to this request and is cooperating with the staff of the SEC and certain regional exchanges to resolve this matter. During the first quarter of 2007, the Company recorded a charge of $1.3 million, net of tax, relating to this matter. This charge has been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations.

12.	Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income for the three and six months ended June 30, 2007 and 2006 is (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net income	$24.4	$30.3	$56.2	$79.5
Other comprehensive income, net of tax:
Net unrealized (loss) gain on investment securities held as available-for-sale	—	(1.1)	—	3.3

Total comprehensive income, net of tax	$24.4	$29.2	$56.2	$82.8

For the three and six months ended June 30, 2006, Other comprehensive income, net of tax, represents net unrealized (loss) gain on the Company’s strategic investment in the ISE. The Company did not hold any available-for-sale securities during the three and six months ended June 30, 2007.

13.	Earnings per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised and restricted stock awards were to vest.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three and six months ended June 30, 2007 and 2006 (in millions, except per share data):

	For the three months ended June 30,
	2007		2006
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$24.4	99.7	$30.3	100.7
Effect of dilutive stock based awards	—	2.8	—	4.7

Income and shares used in diluted calculations	$24.4	102.5	$30.3	105.4

Basic earnings per share from continuing operations		$0.24		$0.30

Diluted earnings per share from continuing operations		$0.24		$0.29

	For the six months ended June 30,
	2007		2006
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$57.6	100.3	$79.5	100.8
Effect of dilutive stock based awards	—	3.2	—	4.5

Income and shares used in diluted calculations	$57.6	103.5	$79.5	105.4

Basic earnings per share from continuing operations		$0.57		$0.79

Diluted earnings per share from continuing operations		$0.56		$0.75

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.0 million and 0.8 million for the three and six months ended June 30, 2007, respectively, and 0.4 million and 0.8 million for the three and six months ended June 30, 2006, respectively.

14.	Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of June 30, 2007, the Company has not issued any stock appreciation rights or restricted stock units.

Restricted Shares

Eligible employees receive restricted shares as a portion of their total compensation. Restricted share awards generally vest ratably over three years. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances. Awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted shares based on the market value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the date prior to the grant date. The Company recorded compensation expense of $6.4 million and $4.1 million for the three months ended June 30, 2007 and 2006, respectively, and $12.7 million and $7.9 million for the six months ended June 30, 2007 and 2006, respectively, relating to restricted shares, all of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations.

The following table summarizes restricted share activity during the six months ended June 30, 2007 (shares in millions):

	Number of Restricted Shares	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2007	2.7	$11.55
Granted	2.4	18.63
Vested	(0.9)	11.42
Surrendered	(0.1)	13.83

Outstanding at June 30, 2007	4.1	15.60

There is $47.4 million of unamortized compensation related to the unvested restricted shares outstanding at June 30, 2007. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.8 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted during the quarter ended June 30, 2007 and 2006 was $5.75 and $5.49 per option, respectively.

The Company recorded compensation expense of $1.4 million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively, and $3.0 million and $3.9 million for the six months ended June 30, 2007 and 2006, respectively, relating to stock options, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations.

The following table summarizes stock option activity during the six months ended June 30, 2007 (stock options in millions):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2007	8.8	$9.43
Granted at market value	0.6	17.62
Exercised	(3.0)	5.97
Surrendered	(0.1)	15.56

Outstanding at June 30, 2007	6.3	$11.71

Vested at June 30, 2007	5.7	$11.67

Available for future grants at June 30, 2007*	11.7

*	represents both options and awards available for grant

There is $6.6 million of unrecognized compensation related to unvested stock options outstanding at June 30, 2007. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.3 years.

15.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

The following table reconciles the U.S. federal statutory income tax rate from continuing operations to the Company’s actual income tax rate:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Income tax expense at the U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income tax expense, net of U.S. federal income tax effect	3.6%	4.8%	3.8%	4.8%
Other	0.2%	0.4%	0.3%	0.4%

Income tax expense	38.8%	40.2%	39.1%	40.2%

Effective January 1, 2007 the Company adopted FIN 48. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007 and at June 30, 2007, the Company had $0.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of June 30, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 and 2005, and to non-U.S. income tax examinations for the tax years of 2002 through 2005. In addition, the

Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2000 through 2005. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations before income taxes. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest, net, in the Consolidated Statements of Operations.

16.	Acquisitions

During 2006, the Company acquired the following two businesses within the Global Markets segment for a total of $95.7 million in cash:

•	Hotspot, a leading electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform.

•	ValuBond, a privately held firm that provides electronic access and trade execution products for the fixed income market. ValuBond is registered with the SEC and is a member of the NASD and the MSRB.

Goodwill and Intangible assets recognized upon the closing of these transactions amounted to $69.8 million and $38.7 million, respectively. Intangible assets primarily consist of customer relationships and trade names. As these acquisitions were structured as stock purchases, none of the goodwill is expected to be deductible for tax purposes. Refer to Footnote 5, “Goodwill and Intangible Assets,” for further details.

During 2005, the Company acquired the following two businesses within our Global Markets segment for a total of $50.4 million in cash:

•	Direct Trading, a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform (Knight Direct); and

•

ATTAIN ECN (now operating as Direct Edge ECN), an alternative trading system that operates an ECN. Direct Edge ECN is a liquidity destination offering the ability to match and route trades in Nasdaq Global Market, Nasdaq Global Select Market, Nasdaq Capital Market and NYSE and AMEX listed securities by displaying orders in the NASD Alternative Display Facility.

Goodwill and Intangible assets recognized upon closing of these transactions amounted to $28.5 million and $20.0 million, respectively. Intangible assets primarily consist of customer relationships and trade names. Refer to Footnote 5, “Goodwill and Intangible Assets,” for further details.

During 2006, the Company paid additional consideration with respect to the 2005 acquisitions of $15.5 million, which increased goodwill relating to these acquisitions to $44.0 million, which is expected to be fully deductible for tax purposes as these acquisitions were structured as asset purchases for tax purposes. One additional contingent purchase payment is due in the third quarter of 2007 with respect to the acquisition of Direct Trading which is expected to be less than $12.5 million and three additional contingent payments are due in the fourth quarters of 2007, 2008 and 2009 with respect to Direct Edge ECN based upon its profitability during future periods (which in aggregate will not exceed $4.2 million).

17.	Business Segments

The Company currently has two operating business segments, Asset Management and Global Markets as well as a Corporate segment. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Global Markets segment offers superior execution quality through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support the capital formation process. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the Company’s corporate investment as a limited partner or non-managing member in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

The Company’s revenues, income from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions).

	Asset Management	Global Markets	Corporate	Consolidated Total
For the three months ended June 30, 2007:
Revenues	$29.4	165.3	6.8	$201.4
Income from continuing operations before income taxes	6.3	32.7	0.9	39.9
Total assets	196.6	1,435.7	126.6	1,758.9
For the three months ended June 30, 2006:
Revenues	$14.2	183.4	8.4	$206.0
Income (loss) from continuing operations before income taxes	2.3	49.0	(0.5)	50.8
Total assets	107.5	1,346.1	266.4	1,720.0
For the six months ended June 30, 2007:
Revenues	$90.6	337.8	14.6	$443.0
Income from continuing operations before income taxes	25.2	68.8	0.5	94.6
Total assets	196.6	1,435.7	126.6	1,758.9
For the six months ended June 30, 2006:
Revenues	$85.0	372.0	26.1	$483.1
Income from continuing operations before income taxes	29.0	97.5	6.2	132.8
Total assets	107.5	1,346.1	266.4	1,720.0

Totals may not add due to rounding.

18.	Subsequent Events

In July 2007, the Company announced that Citadel Derivatives Group LLC, an affiliate of Citadel Investment Group, L.L.C., agreed to purchase a minority equity interest in Direct Edge ECN. The investment transaction received regulatory approval and closed on July 23, 2007.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of the businesses recently acquired, or that may be acquired in the future, by the Company and the risks associated with the recent change in management at Deephaven Capital Management LLC (together with its subsidiaries, “Deephaven”) and the potential impact on the Deephaven business and assets under management. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Other risk factors include those associated with pursuing the substantially increased repurchase program, including, without limitation, whether or not the Company will complete the share repurchase program during any particular time frame or at all, whether the Company’s cash flow from earnings and cash on hand will be sufficient to fund the share repurchase program, the effect of pursuing the program on the Company’s balance sheet, the impact of market conditions, trading restrictions and alternative requirements for available cash, and the possibility that pursuing the program will limit the ability of the Company to pursue other opportunities. Readers should carefully review the risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” within MD&A herein, under “Risk Factors” herein and in the Company’s Annual Report on Form 10-K, and in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this report.

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

•

Asset Management—Our Asset Management business, Deephaven Capital Management (“Deephaven”), is a global, multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $4.2 billion as of July 1, 2007, up from $3.1 billion as of July 1, 2006.

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

The Company’s Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and our corporate investment as a limited partner or non-managing member in funds managed by the Asset Management segment (the “Deephaven Funds”). Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

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

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Income (loss) from continuing operations before income taxes (“Pre-Tax Earnings”) of our segments and on a consolidated basis (in millions):

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Asset Management
Revenues	$29.4	$14.2	$90.6	$85.0
Expenses	23.1	11.9	65.4	56.0

Pre-Tax Earnings	6.3	2.3	25.2	29.0

Global Markets
Revenues	165.3	183.4	337.8	372.0
Expenses	132.6	134.4	269.0	274.5

Pre-Tax Earnings	32.7	49.0	68.8	97.5

Corporate
Revenues	6.8	8.4	14.6	26.1
Expenses	5.9	8.9	14.1	19.9

Pre-Tax Earnings	0.9	(0.5)	0.5	6.2

Consolidated
Revenues	201.4	206.0	443.0	483.1
Expenses	161.5	155.2	348.5	350.3

Pre-Tax Earnings	$39.9	$50.8	$94.6	$132.8

*	Totals may not add due to rounding.

Consolidated Revenues for the three months ended June 30, 2007 decreased $4.6 million, or 2.2% from the same period a year ago, while Consolidated Expenses increased $6.4 million, or 4.1%. Overall, Consolidated Pre-Tax Earnings for the three months ended June 30, 2007 decreased $10.9 million, or 21.5% from the same period a year ago.

Consolidated Revenues for the six months ended June 30, 2007 decreased $40.1 million, or 8.3% from the same period a year ago, while Consolidated Expenses decreased $1.9 million, or 0.5%. Overall, Consolidated Pre-Tax Earnings for the six months ended June 30, 2007 decreased $38.2 million, or 28.8% from the same period a year ago.

The changes in our Pre-Tax Earnings by segment from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007, respectively, are summarized as follows:

•

Asset Management—Our Pre-Tax Earnings from Asset Management for the three months ended June 30, 2007 increased by $4.0 million, or 179.1%, from the comparable period in 2006 primarily due to higher incentive fees as a result of higher fund returns. For the six months ended June 30, 2007, our Pre-Tax Earnings from Asset Management decreased $3.8 million, or 13.1%, from the comparable period in 2006 primarily due to higher profitability-based bonus and stock-based compensation offset, in part, by higher management fees as a result of greater assets under management.

•

Global Markets—Our Pre-Tax Earnings from Global Markets for the three months ended June 30, 2007 decreased by $16.3 million, or 33.3%, from the comparable period in 2006, primarily due to lower revenue capture offset, in part, by higher U.S. equity dollar value traded. Our Pre-Tax Earnings from Global Markets for the six months ended June 30, 2007 decreased by $28.7 million, or 29.5%, from the comparable period in 2006, primarily due to fewer shares traded and decreased revenue capture.

•

Corporate—Our Pre-Tax Earnings from our Corporate segment for the three months ended June 30, 2007 increased by $1.4 million from the comparable period in 2006, primarily due to higher returns on our corporate investment as a limited partner or non-managing member in the Deephaven Funds, offset by the absence of gains on the sales of a portion of our investments in the International Securities Exchange, Inc. (“ISE”) which were recognized in 2006. For the six months ended June 30, 2007, our Pre-Tax Earnings from our Corporate segment decreased $5.7 million, or 91.5%, from the comparable period in 2006 primarily due to lower returns on our corporate investments in the Deephaven Funds as well as the absence of gains from the sale of a portion of our investment in the ISE, which were recognized in 2006.

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

•

There has been increased scrutiny of market-makers, specialists, hedge funds and soft dollar practices by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future and could materially impact the Company’s revenues and profitability. For example, it is anticipated that in November 2007, all non-Nasdaq securities will be subject to limit order protection.

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

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of Direct Trading, Direct Edge ECN, Hotspot and ValuBond and the growth of our soft dollar and commission recapture activity.

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

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of management fees, calculated as fixed percentages of assets under management, and incentive fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any.

The Company earns interest income from our cash held at banks and cash held in trading accounts at clearing brokers. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and clearing brokers and our level of securities positions in which we are long compared to our securities positions in which we are short.

Investment income and other primarily represents income earned, net of losses, related to our corporate investment as a limited partner or non-managing member in the Deephaven Funds and our strategic investments. Such income is primarily affected by the level of our corporate investment in the Deephaven Funds and rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

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

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and rebates for providing liquidity to our ECN, Direct Edge ECN. Payments for order flow and ECN rebates fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow and ECN rebates also fluctuate based on U.S. equity share volume, our profitability and the mix of market orders and limit orders.

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

Three Months Ended June 30, 2007 and 2006

Continuing Operations

Revenues

	For the three months ended June 30,		Change	% of Change
	2007	2006
Incentive fees (millions)	$19.0	$5.9	$13.0	220.0%
Management fees (millions)	10.1	8.1	2.0	24.5%
Interest income and other (millions)	0.3	0.1	0.2	237.6%

Total Revenues from Asset Management (millions)	$29.4	$14.2	$15.2	107.6%

Average month-end balance of assets under management (millions)	$3,970.0	$3,074.6	$895.4	29.1%
Quarterly fund return to investors*	2.0%	0.7%	1.3%	194.1%

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds.

Total revenues from the Asset Management segment, which primarily consists of management fees and incentive fees, increased 107.6% to $29.4 million for the three months ended June 30, 2007, from $14.2 million for the comparable period in 2006. The increase is primarily due to higher incentive fees as a result of increased fund returns, in addition to an increase in management fees due to higher average assets under management. The average month-end balance of assets under management for the three months ended June 30, 2007 was $4.0 billion, up from $3.1 billion for the comparable period in 2006. The blended quarterly fund return across all assets under management in the Deephaven Funds for the three months ended June 30, 2007 was a gain of 2.0%, up from a gain of 0.7% for the comparable period in 2006.

	For the three months ended June 30,		Change	% of Change
	2007	2006
Commissions and fees (millions)	$106.9	$112.5	$(5.5)	-4.9%
Net trading revenue (millions)	54.2	68.2	(14.0)	-20.6%
Interest, net (millions)	4.1	2.3	1.8	81.3%
Investment income and other (millions)	—	0.4	(0.4)	—

Total Revenues from Global Markets (millions)	$165.3	$183.4	$(18.1)	-9.9%

U.S. equity dollar value traded ($ billions)	650.6	566.2	84.4	14.9%
U.S. equity trades executed (millions)	72.7	59.2	13.5	22.8%
Nasdaq and Listed equity shares traded (billions)	25.8	25.7	0.1	0.6%
OTC Bulletin Board and Pink Sheet shares traded (billions)	233.3	305.0	(71.7)	-23.5%
Average revenue capture per U.S. equity dollar value traded (bps)	1.6	2.1	(0.4)	-20.5%

Totals may not add due to rounding.

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, decreased 9.9% to $165.3 million for the three months ended June 30, 2007, from $183.4 million for the comparable period in 2006. Revenues for the three months ended June 30, 2007, were negatively impacted by a decrease in revenue capture per U.S. equity dollar value traded and lower share volume in OTC Bulletin Board and Pink Sheet shares.

Average revenue capture per U.S. equity dollar value traded was 1.6 basis points (“bps”) for the second quarter of 2007, down 20.5% from 2.1 bps in the second quarter of 2006. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in volumes from a new broker-dealer client base (Alternative Liquidity Providers). Order flow from Alternative Liquidity Providers generates lower revenue capture than our traditional order flow. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $106.8 million and $116.9 million for the three months ended June 30, 2007 and 2006, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge ECN, Hotspot and ValuBond.

	For the three months ended June 30,		Change	% of Change
	2007	2006
Total Revenues from Corporate (millions)	$6.8	$8.4	$(1.6)	-19.5%

Average corporate investment balance in the Deephaven Funds (millions)	$200.3	$242.5	$(42.2)	-17.4%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased 19.5% to $6.8 million for the three months ended June 30, 2007, from $8.4 million for the comparable period in 2006. Income from our corporate investment in the Deephaven Funds increased to $6.3 million for the three months ended June 30, 2007, from $900,000 for the comparable period in 2006. Included in the three months ended June 30, 2006 is a pre-tax gain of $7.1 million related to the sale of part of the Company’s equity investment in the ISE.

Transaction-based expenses

Execution and clearance fees decreased 4.4% to $28.7 million for the three months ended June 30, 2007, from $30.0 million for the comparable period in 2006, primarily due to lower clearing rates offset, in part, by higher trade volumes. As a percentage of total revenue, Execution and clearance fees decreased to 14.2% for the three months ended June 30, 2007, from 14.6% for the comparable period in 2006. These costs decreased as a percentage of revenue primarily due to the increase in revenues from Asset Management, which have no associated execution and clearance fees. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions. Soft dollar and commission recapture expense decreased 22.6% to $14.5 million for the three months ended June 30, 2007, from $18.7 million for the comparable period in 2006, due to lower soft dollar volumes.

Payments for order flow and ECN rebates increased to $12.8 million for the three months ended June 30, 2007, from $12.1 million for the comparable period in 2006. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 6.3% for the three months ended June 30, 2007, from 5.9% for the comparable period in 2006. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and increased third party volumes within Direct Edge ECN.

Other direct expenses

Employee compensation and benefits expense increased 21.8% to $78.7 million for the three months ended June 30, 2007, from $64.6 million for the comparable period in 2006. As a percentage of total revenue, Employee compensation and benefits increased to 39.1% for the three months ended June 30, 2007, from 31.4% for the comparable period in 2006. The increase on a dollar basis was primarily due to the new compensation arrangements established for senior management at Deephaven, higher profitability-based bonuses at Deephaven, as well as an increase in the number of employees. The number of full time employees in our continuing operations increased to 851 at June 30, 2007, from 803 at June 30, 2006, primarily due to growth in our Global Markets business as well as the acquisition of ValuBond. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

Communications and data processing expense increased 11.7% to $9.4 million for the three months ended June 30, 2007, from $8.4 million for the comparable period in 2006. Depreciation and amortization expense increased 3.5% to $5.5 million for the three months ended June 30, 2007, from $5.3 million for the comparable period in 2006.

Professional fees decreased 37.3% to $3.2 million for the three months ended June 30, 2007, from $5.1 million for the comparable period in 2006. The decrease in 2007 was primarily due to decreases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and lower consulting expenses.

Business development expense increased to $4.5 million for the three months ended June 30, 2007, from $3.1 million for the comparable period in 2006. The primary reason for the increase was higher expenses related to the corporate brand campaign, marketing and travel and entertainment costs.

Occupancy and equipment rentals expense increased slightly to $3.6 million for the three months ended June 30, 2007, from $3.4 million for the comparable period in 2006.

For the three months ended June 30, 2007, the Company recorded a benefit of $1.5 million due to the adjustment of previously recognized lease losses with respect to our 545 Washington Boulevard property in Jersey City, N.J. During the second quarter of 2007, the Company entered into a sub-lease agreement for a portion of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-lease and the assumptions used in the calculation of the lease loss accrual.

Other expenses decreased to $2.3 million for the three months ended June 30, 2007, from $3.9 million for the comparable period in 2006 due to lower general and administration costs.

Our effective tax rates from continuing operations of 38.8% and 40.2% for the three months ended June 30, 2007 and 2006, respectively, differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Six Months Ended June 30, 2007 and 2006

Continuing Operations

Revenues

	For the six months ended June 30,		Change	% of Change
	2007	2006
Incentive fees (millions)	$68.4	$68.8	$(0.5)	-0.7%
Management fees (millions)	21.5	15.7	5.7	36.3%
Interest income and other (millions)	0.8	0.4	0.4	92.1%

Total Revenues from Asset Management (millions)	$90.6	$85.0	$5.6	6.6%

Average month-end balance of assets under management (millions)	$4,020.9	$3,009.2	$1,011.7	33.6%
Year-to-date fund return to investors*	7.0%	9.2%	-2.2%	-23.9%

*	Year-to-date fund return represents the blended return across all assets under management in the Deephaven Funds.

Totals may not add due to rounding.

Total revenues from the Asset Management segment, which primarily consists of management fees and incentive fees, increased 6.6% to $90.6 million for the six months ended June 30, 2007, from $85.0 million for the comparable period in 2006. The increase is primarily due to higher management fees as a result of higher average assets under management. The average month-end balance of assets under management for the six months ended June 30, 2007 was $4.0 billion, up from $3.0 billion for the comparable period in 2006. The blended fund return across all assets under management in the Deephaven Funds for the six months ended June 30, 2007 was a gain of 7.0%, down from a gain of 9.2% for the comparable period in 2006.

	For the six months ended June 30,		Change	% of Change
	2007	2006
Commissions and fees (millions)	$210.8	$215.1	$(4.3)	-2.0%
Net trading revenue (millions)	115.8	148.3	(32.4)	-21.9%
Interest, net (millions)	8.4	4.6	3.7	81.0%
Investment income and other (millions)	2.8	4.0	(1.2)	-29.6%

Total Revenues from Global Markets (millions)	$337.8	$372.0	$(34.2)	-9.2%

U.S. equity dollar value traded ($ billions)	1,213.1	1,125.9	87.2	7.7%
U.S. equity trades executed (millions)	139.6	120.2	19.4	16.1%
Nasdaq and Listed equity shares traded (billions)	49.6	53.5	(4.0)	-7.4%
OTC Bulletin Board and Pink Sheet shares traded (billions)	452.1	678.7	(226.6)	-33.4%
Average revenue capture per U.S. equity dollar value traded (bps)	1.8	2.2	(0.4)	-17.7%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, decreased 9.2% to $337.8 million for the six months ended June 30, 2007, from $372.0 million for the comparable period in 2006. Revenues for the six months ended June 30, 2007, were negatively impacted by a decrease in revenue capture per U.S. equity dollar value traded and lower share volume in OTC Bulletin Board and Pink Sheet shares.

Average revenue capture per U.S. equity dollar value traded was 1.8 bps for the six months ended June 30, 2007, down 17.7% from 2.2 bps for the comparable period in 2006. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in volumes from a new broker-dealer client base (Alternative Liquidity Providers). Order flow from Alternative Liquidity Providers generates lower revenue capture than our traditional order flow. Core Equity Revenues were $217.8 million and $245.5 million for the six months ended June 30, 2007 and 2006, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge ECN, Hotspot and ValuBond.

	For the six months ended June 30,		Change	% of Change
	2007	2006
Total Revenues from Corporate (millions)	$14.6	$26.1	$(11.5)	-44.1%

Average corporate investment balance in the Deephaven Funds (millions)	$196.8	$263.5	$(66.7)	-25.3%

Total revenues from the Corporate segment, which primarily represents income from our corporate investment as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased 44.1% to $14.6 million for the six months ended June 30, 2007, from $26.1 million for the comparable period in 2006. Income from our corporate investment in the Deephaven Funds decreased to $14.2 million for the six months ended June 30, 2007, from $19.8 million for the comparable period in 2006, due to lower returns on a lower average monthly investment balance. Included in the six months ended June 30, 2006 is a pre-tax gain of $7.1 million related to the sale of part of the Company’s equity investment in the ISE.

Transaction-based expenses

Execution and clearance fees decreased 4.8% to $56.1 million for the six months ended June 30, 2007, from $59.0 million for the comparable period in 2006, primarily due to lower clearing rates offset, in part, by higher trade volumes. As a percentage of total revenue, Execution and clearance fees increased to 12.7% for the six months ended June 30, 2007, from 12.2% for the comparable period in 2006. These costs increased as a percentage of revenue primarily due to lower revenue capture. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions. Soft dollar and commission recapture expense decreased 21.9% to $29.0 million for the six months ended June 30, 2007, from $37.1 million for the comparable period in 2006 due to lower soft dollar volumes.

Payments for order flow and ECN rebates increased to $25.4 million for the six months ended June 30, 2007, from $22.0 million for the comparable period in 2006. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 5.7% for the six months ended June 30, 2007, from 4.6% for the comparable period in 2006. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and increased third party volumes within Direct Edge ECN.

Other direct expenses

Employee compensation and benefits expense increased 10.2% to $180.9 million for the six months ended June 30, 2007, from $164.2 million for the comparable period in 2006. As a percentage of total revenue, Employee compensation and benefits increased to 40.8% for the six months ended June 30, 2007, from 34.0% for the comparable period in 2006. The increase on a dollar basis was primarily due to the new compensation arrangements established for senior management at Deephaven, higher profitability-based bonuses at Deephaven, non-recurring compensation associated with the new Deephaven employment agreements, additional employees related to the acquisitions of Hotspot and ValuBond and increased stock-based compensation. The number of full time employees in our continuing operations increased to 851 at June 30, 2007, from 803 at June 30, 2006, primarily due to growth in our Global Markets business in addition to the acquisition of ValuBond. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

Communications and data processing expense increased 12.7% to $18.1 million for the six months ended June 30, 2007, from $16.0 million for the comparable period in 2006. Depreciation and amortization expense increased 12.2% to $10.9 million for the six months ended June 30, 2007, from $9.7 million for the comparable period in 2006 due to the purchase of additional fixed assets and additional expense related to the amortization of intangible assets in connection with the acquisitions of Hotspot and ValuBond.

Professional fees decreased 24.4% to $8.7 million for the six months ended June 30, 2007, from $11.5 million for the comparable period in 2006. The decrease in 2007 was primarily due to decreases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and lower consulting expenses.

Business development expense increased to $8.3 million for the six months ended June 30, 2007, from $5.3 million for the comparable period in 2006. The primary reason for the increase was higher expenses related to the corporate brand campaign, marketing and travel and entertainment costs.

Occupancy and equipment rentals expense increased slightly to $7.0 million for the six months ended June 30, 2007, from $6.8 million for the comparable period in 2006.

For the six months ended June 30, 2007, the Company recorded a benefit of $1.5 million due to the adjustment of previously recognized lease losses with respect to our 545 Washington Boulevard property in Jersey City, N.J. During the second quarter of 2007, the Company entered into a sub-lease agreement for a portion of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-lease and the assumptions used in the calculation of the lease loss accrual. For the six months ended June 30, 2006, the Company incurred a charge of $8.5 million in writedowns of assets and lease loss accruals primarily relating to costs associated with excess real estate capacity in Jersey City, N.J.

Other expenses decreased to $5.6 million for the six months ended June 30, 2007, from $10.3 million for the comparable period in 2006. Other expenses in 2006 include a short swing profit settlement of approximately $2.8 million relating to trading by two Deephaven funds in the shares of a company while the funds owned in aggregate more than 10% of the outstanding shares of the stock of that company.

Our effective tax rates from continuing operations of 39.1% and 40.2% for the six months ended June 30, 2007 and 2006, respectively, differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Discontinued Operations

Loss from discontinued operations, net of tax, was $1.3 million for the six months ended June 30, 2007. See Footnote 9 “Discontinued Operations” and Footnote 11 “Regulatory Charges and Related Matters,” included in Part I, Item 1 “Financial Statements” of this document for a further discussion.

Subsequent Events

In July 2007, the Company announced that Citadel Derivatives Group LLC, an affiliate of Citadel Investment Group, L.L.C., agreed to purchase a minority equity interest in Direct Edge ECN. The investment transaction received regulatory approval and closed on July 23, 2007.

On August 2, 2007, the Company issued a press release announcing the appointment of Steven Bisgay as Chief Financial Officer, effective August 10, 2007, succeeding John B. Howard, who is leaving the Company.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities, short term receivables and corporate investments as a limited partner or non-managing member in our Deephaven Funds. As of June 30, 2007, we had $1.8 billion in assets, 59% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers, asset management fees receivable and securities owned. Asset management fees receivable includes incentive and management fees earned for sponsoring and managing the Deephaven Funds. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and AMEX markets. Deferred compensation investments consists of investments held by the Company, including investments as a limited partner or non-managing member in the Deephaven Funds, related to deferred compensation plans for the benefit of Knight’s employees and directors. Other assets primarily represent deferred tax assets, deposits and miscellaneous receivables.

Total assets decreased $269.4 million, or 13.3%, from $2.0 billion at December 31, 2006 to $1.8 billion at June 30, 2007. Total liabilities decreased $271.9 million, or 25.5%, from $1.1 billion at December 31, 2006 to $793.8 million at June 30, 2007. The majority of the decrease in assets and liabilities relate to decreases in Securities owned and Securities sold, not yet purchased, as well as receivables from, and payables to, brokers and dealers, arising from a decrease in the size of the securities inventory utilized in our market making activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions and our pre-determined risk limits. Deferred compensation investments increased by $54.3 million, from $31.6 million at December 31, 2006 to $85.9 million at June 30, 2007 due to additional investments for the benefit of Knight’s employees primarily related to prior year bonuses. Other assets increased by $45.9 million, or 54.0%, from $84.8 million at December 31, 2006 to $130.7 million at June 30, 2007 due to an increase in deferred tax assets related to our employee and director deferred compensation plans. Stockholders’ equity increased $2.5 million, from $962.5 million at December 31, 2006 to $965.0 million at June 30, 2007. The increase in Stockholders’ equity from December 31, 2006 was a result of our net income earned during the six months ended June 30, 2007, offset by our stock repurchases during the period.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds of the sale of our Derivative Markets segment. At June 30, 2007, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $182.9 million. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds was $200.8 million at June 30, 2007. The majority of this investment can be liquidated upon request to Deephaven subject to a ninety-day written notification period and monthly redemption limits.

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

We have acquired several businesses over the last two years. Several of these acquisitions provide for contingent payments. The acquisition of the business of Direct Trading contains an additional contingent payment due in the third quarter of 2007 based on the profitability of that business during the second year of operation after acquisition. Such contingency payment is expected to be less than $12.5 million. The purchase of Direct Edge ECN includes three additional annual contingent payments based on meeting certain revenue and client retention metrics; the maximum amount of the three remaining contingency payments, in the aggregate, is $4.2 million. In April 2006, the Company acquired Hotspot for $77.5 million in cash. In October 2006, the Company acquired ValuBond for $18.2 million in cash. No assurance can be given with respect to the business effect of these transactions or the timing, likelihood or business effect of any other possible transactions.

Income from continuing operations before income taxes was $39.9 million and $50.8 million for the three months ended June 30, 2007 and 2006, respectively. Included in these amounts were certain non-cash expenses such as depreciation and amortization and certain non-cash writedowns. Depreciation expense from continuing operations was $4.1 million and $4.0 million for the three months ended June 30, 2007 and 2006, respectively. Amortization expense from continuing operations, which related to intangible assets, was $1.4 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively.

Capital expenditures related to our continuing operations were $4.2 million and $3.8 million during the three months ended June 30, 2007 and 2006, respectively. Purchases of strategic investments were $1.8 million for the three months ended June 30, 2007. There were no proceeds from the sale of strategic investments during the three months ended June 30, 2007 and 2006. Payments related to acquisitions of businesses were $78.1 million during the three months ended June 30, 2006. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds increased by $5.4 million during the three months ended June 30, 2007, primarily due to earnings, but decreased by $49.1 million during the three months ended June 30, 2006, primarily due to redemptions of $50.0 million.

At its July 17, 2007 meeting, the Board of Directors authorized a $505 million increase to the Company’s stock repurchase program, bringing the total to $1 billion. The Company repurchased 2.9 million shares under the stock repurchase program during the second quarter of 2007 for $47.9 million. Through June 30, 2007, the Company had repurchased 47.2 million shares for $460.3 million under its stock repurchase program. The Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 103.0 million shares of Class A Common Stock outstanding as of June 30, 2007.

We have no long-term debt at June 30, 2007 nor do we have any material long-term debt commitments for 2007. We anticipate that available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may, however, obtain credit facilities to fund our stock repurchase program, acquisitions or other future capital needs of the firm.

Regulatory Net Capital

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and NASD prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Our foreign registered broker-dealers and our FCM are subject to capital adequacy requirements of their respective regulatory authorities. As of June 30, 2007, all of our broker-dealers and our FCM were in compliance with the regulatory capital requirements. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at June 30, 2007, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$53.2	$5.6	$47.6
KCM	74.9	1.0	73.9
KEMIL	27.8	9.2	18.6
Direct Trading	8.9	0.4	8.5

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The Company incurred $8.5 million of Writedown of assets and lease loss accruals in the six months ended June 30, 2006, relating to the lease loss accrual on a portion of our lease at 545 Washington Boulevard in Jersey City, N.J., encompassing approximately 78,000 square feet, all of which are unoccupied. The Writedown of assets and lease loss accruals in the three and six months ended June 30, 2007 was a benefit of $1.5 million, due to the adjustment of previously recognized lease losses with respect to our 545 Washington Boulevard property in Jersey City, N.J. During the second quarter of 2007, the Company entered into a sub-lease agreement for a portion of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-lease and the assumptions used in the calculation of the lease loss accrual. The remaining accrual was derived from assumptions and estimates based on lease terms of an anticipated additional sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2008, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market rates for office space and the amount of available office space in Jersey City, N.J. to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $133.1 million as of June 30, 2007 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM, and the businesses now operating as Donaldson, Direct Trading, Direct Edge ECN, Hotspot and ValuBond. We performed our annual test for impairment of goodwill in the second quarter of 2007 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Intangible assets, less accumulated amortization, of $60.8 million as of June 30, 2007 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses of Donaldson, Direct Trading, and Hotspot. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from eight to thirty years. We performed our annual test for impairment of intangible assets in the second quarter of 2007 and determined that intangible assets were not impaired during that time.

Strategic Investments and Deferred Compensation Investments—Strategic investments include non-controlling equity ownership interests primarily in financial services-related businesses. Deferred compensation investments consist of investments held by the Company related to deferred compensation plans for the benefit of Knight’s employees and directors. Strategic investments and Deferred compensation investments are accounted for under the equity method, at cost or at fair market value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. Deferred compensation investments in mutual funds are accounted for at fair value.

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

Dividend income and expense relating to securities owned and securities sold, not yet purchased derived from our market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations.

Asset Management Fees—Deephaven earns asset management fees for managing the Deephaven Funds. Management fees, which are received monthly, are recorded as earned and are calculated as a percentage of each Deephaven Fund’s monthly net assets.

Incentive allocation fees are earned based upon the performance of the Deephaven Funds and are calculated based upon a percentage of a new high net asset value, as defined in the applicable private placement offering memorandum, for some funds, for the six month performance period ended June 30th or December 31st, and for the twelve month performance period ended December 31st for other funds. A new high net asset value is defined as the amount by which the net asset value of an investor’s account in the particular Deephaven fund exceeds the greater of either the investor’s highest previous net asset value in that Deephaven fund or the net asset value at the time the investor made a purchase.

The Company records incentive allocation fees in accordance with Method 2 of EITF Topic D-96. Under this methodology, the Company recognizes incentive allocation fees income for each interim period based upon the amount that would be due if the investment advisory relationship with the Deephaven Funds were terminated at the end of such period.

The incentive allocation fee may increase or decrease during the year based on the performance of the Deephaven Funds. As such, the incentive allocation fee, in certain circumstances, may be negative for certain periods, but not lower than zero for any six-month performance period ended June 30th or December 31st, for some funds, or the twelve month performance period ended December 31st for other funds. Incentive allocation fees are paid upon the close of each six month performance period, or twelve month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once such performance period has closed. If a fund with a six month performance period incurs losses in the performance period ended December 31st, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ending June 30th of that year.

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

Recently Issued Accounting Standards

In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for the Company beginning as of January 1, 2008. We are evaluating the effect of adopting SOP 07-1.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company beginning as of January 1, 2008. We are evaluating the potential impact of adopting SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning as of January 1, 2008. We are evaluating the potential impact of adopting SFAS No. 157.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded prior year misstatements. The SEC staff indicates that a Company should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Companies may choose to restate their financial statements for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect adjustment within the current year opening balance in retained earnings, with disclosure of such items. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact on our consolidated financial statements.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at June 30, 2007 and 2006 was $434.0 million and $577.8 million, respectively, in long positions and $416.6 million and $530.6 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $1.7 million loss and a $4.7 million loss as of June 30, 2007 and 2006, respectively, due to the offset of gains in short positions with the losses in long positions.

As of June 30, 2007, we had a $200.8 million corporate investment as a limited partner or non-managing member in the Deephaven Funds, $154.6 million of which was invested in the Market Neutral Fund. As of June 30, 2007, approximately 42% of the Deephaven Funds’ assets under management were in the Deephaven Market Neutral Fund. The investment philosophy for the Market Neutral Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the Market Neutral Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets, and credit spread relationships, among other factors. Within the Market Neutral Fund, Deephaven generally employs a variety of investment strategies, including event-driven, volatility-driven, fundamental equity, credit-driven and global macro strategies among others. There is no material limitation on the types of investment strategies that may be employed by the Market Neutral Fund.

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

Legal

Short Selling Litigation

In May 2007, the following development occurred in the Eagletech Communications Inc. et al. v. Citigroup et al. action described in the Company’s Form 10-Q for the quarterly period ended March 31, 2007:

In May 2007, the Company was served with the complaint. The case has been removed to the Federal Court for the Southern District of Florida, where it is currently pending.

Shortly after the end of the second quarter, the following development occurred in the short selling litigation described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006:

On July 11, 2007, the Second Circuit affirmed in all respects the district court’s dismissal of the complaint and denial of leave to replead in ATSI v. The Shaar Fund, Ltd. et al.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in March 2005, NASD announced that it had charged Kenneth Pasternak, former CEO of Knight Securities, L.P. (“KSLP,” now known as KEM), and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.” Pursuant to a decision dated April 11, 2007, the majority of a NASD Hearing Panel found that Pasternak and Leighton failed to supervise KSLP’s Institutional Sales Department reasonably during the period of January 1999 to September 2000 in violation of NASD rules. Pasternak and Leighton were each fined $100,000. Pasternak was suspended in all supervisory capacities for two years and Leighton was barred in all supervisory capacities. On or about May 3, 2007, Pasternak and Leighton each filed a Notice of Appeal from the NASD Hearing Panel’s decision. In May 2007, the NASD filed a Notice of Cross-Appeal from the NASD Hearing Panel’s decision.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	Risk Factors

The following risk factor is added to supplement the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006:

•	Risks and uncertainties regarding the Company’s substantially increased share repurchase program

On July 17, 2007, the Board of Directors approved an increase of $505 million in the authorization under the Company’s existing stock repurchase program. The pursuit and completion of the Company’s substantially increased share repurchase program is uncertain and subject to a variety of risks, including, without limitation, whether or not the Company will complete the share repurchase program during any particular time frame or at all, whether the Company’s cash flow from earnings and cash on hand will be sufficient to fund the share repurchase program, and the effect of pursuing the program on the Company’s balance sheet (including the potential use of cash on the Company’s balance sheet and possible incurrence of debt to finance the program). In addition, the pursuit of the program is subject to the impact of market conditions, trading restrictions, legal requirements and alternative requirements for available cash. It is possible that pursuing the program will limit the ability of the Company to pursue other needs and opportunities that may arise, such as capital expenditures, acquisitions and other opportunities to grow our business.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, our Form 10-Q for the quarterly period ending March 31, 2007, and herein, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the second quarter of 2007:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2007—April 30, 2007	938,892	$16.82	900,000	$572,461,201
May 1, 2007—May 31, 2007	1,413,261	16.62	1,400,000	549,192,262
June 1, 2007—June 30, 2007	551,466	17.27	550,000	539,692,323

Total	2,903,619	16.81	2,850,000

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases may actually occur. The repurchase program has no set expiration or termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 9, 2007 for purposes of: (i) electing its Board of Directors; and (ii) ratifying the appointment of its independent auditors.

The Company’s Board of Directors consists of a total of eight people who are elected by the holders of the Company’s Class A Common Stock. The eight people were nominated by the Board of Directors to serve as directors for a term of one year.

The following sets forth the results of the election of directors:

DIRECTORS

NAME OF NOMINEE	FOR	%	WITHHELD	%
William L. Bolster	92,999,364	99.15%	796,214	0.85%
Gary R. Griffith	92,643,088	98.77%	1,149,639	1.23%
Thomas M. Joyce	92,708,248	98.84%	1,086,627	1.16%
Robert M. Lazarowitz	91,648,940	97.77%	2,094,779	2.23%
Thomas C. Lockburner	93,105,677	99.29%	662,211	0.71%
James T. Milde	93,040,792	99.23%	726,635	0.77%
Rodger O. Riney	92,396,503	98.51%	1,399,263	1.49%
Laurie M. Shahon	92,979,762	99.13%	816,264	0.87%

No proxies were solicited from the holders of Class B Common Stock since no such shares are outstanding. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2007 was approved by the stockholders with 92,884,234 votes FOR (98.49%), 1,302,314 votes AGAINST (1.38%), and 117,133 (0.13%) votes ABSTAINED. Under applicable law, abstentions are counted as votes against this proposal. No BROKER NON-VOTES were cast on this matter.

Further information regarding these matters is contained in the Company’s Proxy Statement dated April 5, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of August, 2007.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer

By:	/s/ JOHN B. HOWARD
Chief Financial Officer (Chief Accounting Officer)