Form 10-Q
period 2007-09-30
KNIGHT CAPITAL GROUP, INC.
filed 2007-11-09
CIK 1060749

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At November 9, 2007 the number of shares outstanding of the Registrant’s Class A Common Stock was 97,099,138 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2007

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues
Commissions and fees	$131,472,737	$97,423,900	$342,261,284	$312,542,065
Net trading revenue	57,660,458	42,845,803	173,490,179	191,105,022
Asset management fees, net	(1,237,474)	50,535,992	88,592,637	135,122,744
Interest, net	4,624,603	5,175,455	13,611,582	11,264,764
Non-operating gain from subsidiary stock issuance	8,756,678	—	8,756,678	—
Investment income and other, net	3,661,186	15,710,851	21,274,501	44,802,177

Total revenues	204,938,188	211,692,001	647,986,861	694,836,772

Transaction-based expenses
Execution and clearance fees	39,554,992	22,100,471	95,656,024	81,051,228
Payments for order flow and ECN rebates	18,977,831	9,662,643	44,338,169	31,662,062
Soft dollar and commission recapture expense	15,255,663	18,115,024	44,260,759	55,245,778

Total transaction-based expenses	73,788,486	49,878,138	184,254,952	167,959,068

Revenues, net of transaction-based expenses	131,149,702	161,813,863	463,731,909	526,877,704

Other direct expenses
Employee compensation and benefits	71,785,378	82,546,389	252,715,568	246,718,114
Communications and data processing	9,948,024	8,483,788	28,034,538	24,525,721
Depreciation and amortization	5,625,816	5,446,285	16,541,368	15,178,859
Professional fees	5,281,122	3,737,064	13,961,217	15,212,425
Occupancy and equipment rentals	3,685,289	3,163,697	10,690,801	9,914,296
Business development	3,532,398	3,371,117	11,804,533	8,627,797
Writedown of assets and lease loss accrual	136,058	—	(1,354,003)	8,479,703
Other	3,402,995	2,924,751	9,010,928	13,269,731

Total other direct expenses	103,397,080	109,673,091	341,404,950	341,926,646

Income from continuing operations before income taxes	27,752,622	52,140,772	122,326,959	184,951,058
Income tax expense	11,204,563	20,680,551	48,214,952	74,019,208

Net income from continuing operations	16,548,059	31,460,221	74,112,007	110,931,850
Loss from discontinued operations, net of tax	(103,775)	—	(1,436,593)	—

Net income	$16,444,284	$31,460,221	$72,675,414	$110,931,850

Basic earnings per share from continuing operations	$0.17	$0.31	$0.75	$1.10

Diluted earnings per share from continuing operations	$0.17	$0.30	$0.73	$1.05

Basic and diluted earnings per share from discontinued operations	$—	$—	$(0.01)	$—

Basic earnings per share	$0.17	$0.31	$0.74	$1.10

Diluted earnings per share	$0.17	$0.30	$0.71	$1.05

Shares used in computation of basic earnings per share	95,892,953	102,199,516	98,809,081	101,286,562

Shares used in computation of diluted earnings per share	98,315,134	106,469,308	102,080,509	105,951,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$143,175,001	$214,759,915
Securities owned, held at clearing brokers, at market value	371,372,747	711,774,643
Receivable from brokers and dealers	352,418,637	372,897,376
Asset management fees receivable	8,016,213	112,204,064
Investment in Deephaven sponsored funds	199,591,386	187,573,291
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	60,982,070	66,449,617
Strategic investments	67,942,437	49,436,605
Goodwill	132,832,435	133,042,889
Intangible assets, less accumulated amortization	59,352,361	63,701,006
Deferred compensation investments	85,146,369	31,585,597
Other assets	110,792,067	84,788,713

Total assets	$1,591,621,723	$2,028,213,716

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$347,540,898	$693,071,230
Payable to brokers and dealers	48,246,799	47,852,721
Accrued compensation expense	188,204,716	227,846,699
Accrued expenses and other liabilities	92,281,218	96,956,122

Total liabilities	676,273,631	1,065,726,772

Stockholders’ equity
Class A Common Stock, $0.01 par value; Shares authorized: 500,000,000 at September 30, 2007 and December 31, 2006; Shares issued: 150,525,644 at September 30, 2007 and 144,958,749 at December 31, 2006; Shares outstanding: 97,959,701 at September 30, 2007 and 103,660,303 at December 31, 2006	1,505,256	1,449,588
Additional paid-in capital	576,592,052	519,790,132
Retained earnings	884,534,739	811,859,325
Treasury stock, at cost; 52,565,943 shares at September 30, 2007 and 41,298,446 shares at December 31, 2006	(547,283,955)	(370,612,101)

Total stockholders’ equity	915,348,092	962,486,944

Total liabilities and stockholders’ equity	$1,591,621,723	$2,028,213,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$72,675,414	$110,931,850
Loss from discontinued operations, net of tax	(1,436,593)	—

Income from continuing operations, net of tax	74,112,007	110,931,850

Adjustments to reconcile income from continuing operations, net of tax to net cash provided by (used in) operating activities
Depreciation and amortization	16,541,368	15,178,859
Stock-based compensation	23,605,252	17,289,434
Deferred rent	325,819	645,195
Writedown of assets and lease loss accrual	(1,354,003)	8,479,703
Realized gain from sale of subsidiary stock	(4,222,687)	—
Non-operating gain from subsidiary stock issuance	(8,756,678)	—
Unrealized (gain) loss on strategic investments	(885,534)	1,906,566
Unrealized gain on investments in Deephaven sponsored funds	(12,544,533)	(24,667,858)
Realized gain on strategic investment	—	(14,337,837)
Minority interest in loss of subsidiary	(336,912)	—
Operating activities from discontinued operations	(1,436,593)	—
(Increase) decrease in operating assets, net of acquisitions and disposals
Securities owned	340,401,896	(171,231,228)
Receivable from brokers and dealers	1,749,345	(181,037,359)
Asset management fees receivable	106,173,529	1,423,944
Deferred compensation investments	(53,560,772)	(12,267,692)
Other assets	(27,954,215)	(28,250,206)
Increase (decrease) in operating liabilities, net of acquisitions and disposals
Securities sold, not yet purchased	(345,530,332)	179,439,467
Payable to brokers and dealers	1,870,870	34,211,756
Accrued compensation expense	(38,411,750)	44,860,340
Accrued expenses and other liabilities	8,749,441	(36,616,038)

Net cash provided by (used in) operating activities	78,535,518	(54,041,104)

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(9,868,592)	(9,601,381)
Redemption of Deephaven sponsored funds	—	103,316,525
Proceeds from strategic investments	5,534,415	15,925,837
Purchases of strategic investments	(4,150,000)	(12,771,099)
Purchases of businesses, net of cash acquired	(30,000)	(77,653,576)
Contingency payment on purchase of business	(10,362,748)	(14,660,533)
Proceeds from issuance of subsidiary stock	31,666,667	—
Proceeds from sale of subsidiary stock	12,749,997	—

Net cash provided by investing activities	25,539,739	4,555,773

Cash flows from financing activities
Stock options exercised	19,847,407	24,946,428
Income tax benefit on stock awards exercised	13,404,929	17,689,045
Cost of common stock repurchased	(176,671,854)	(37,006,702)

Net cash (used in) provided by financing activities	(143,419,518)	5,628,771

Decrease in cash and cash equivalents	(39,344,261)	(43,856,560)
Cash retained by deconsolidated entity	(32,240,653)	—
Cash and cash equivalents at beginning of period	214,759,915	230,591,067

Cash and cash equivalents at end of period	$143,175,001	$186,734,507

Supplemental disclosure of cash flow information:
Cash paid for interest	$50,517	$124,971

Cash paid for income taxes	$58,847,797	$94,486,937

Supplemental disclosure of noncash investing activities:
Goodwill	$30,000	$55,740,624
Intangible assets	—	35,000,000
Fixed assets	—	1,714,655
Other net liabilities	—	(14,801,703)

Cash paid for purchase of businesses, net of cash acquired	$30,000	$77,653,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

1.    Organization and Description of the Business

Knight Capital Group, Inc. and its subsidiaries (the “Company”) have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment. As of September 30, 2007, the Company’s operating business segments from continuing operations comprised the following operating subsidiaries:

Asset Management

•

Deephaven Capital Management LLC (“Deephaven”) is the registered investment adviser to and sponsor of the Deephaven investment funds (the “Deephaven Funds”). In addition to being registered as an Investment Adviser with the Securities and Exchange Commission (“SEC” or “Commission”), Deephaven is also registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” and a “commodity trading adviser,” and is a member of the National Futures Association (“NFA”). Due to the nature of Deephaven’s investor base, however, Deephaven is not registered as either a “Futures Commission Merchant” (“FCM”) or “Introducing Broker” with the CFTC or NFA and is exempt from many of the CFTC and NFA regulations. Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the Financial Services Authority (“FSA”) in the U.K., and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission.

Global Markets

•

Knight Equity Markets, L.P. (“KEM”) operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq Stock Market and on the OTC Bulletin Board. KEM also operates the Company’s primary domestic institutional sales business. Donaldson & Co., a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the SEC and is a member of the Nasdaq Stock Exchange (“Nasdaq”), the Financial Industry Regulatory Authority (“FINRA”), the International Securities Exchange, LLC, the National Stock Exchange and the NFA.

•

Knight Capital Markets LLC (“KCM”) primarily operates as a market-maker in the Nasdaq Intermarket™, the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of Nasdaq and FINRA.

•

Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for institutional and broker-dealer clients in U.S., European and international equities. KEMIL is authorized and regulated by the FSA and is a member of the London Stock Exchange, Deutsche Börse AG, Euronext N.V. (incorporating Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris), Borsa Italiana, OMX (incorporating the Copenhagen Stock Exchange, Helsinki Stock Exchange and Stockholm Stock Exchange), Oslo Børs, virt-x and Weiner Borse.

•

Direct Trading Institutional, L.P. (“Direct Trading”) provides institutions with direct market access trading through Knight Direct, an advanced electronic platform. Direct Trading is a broker-dealer registered with the SEC and is a member of Nasdaq, FINRA and the NFA.

•

Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions, dealers and retail clients with spot foreign exchange executions through an advanced, fully electronic platform. Hotspot was acquired by the Company in April 2006. One Hotspot subsidiary is regulated by the FSA, and another Hotspot subsidiary is a FCM registered with the CFTC and is a member of the NFA.

•

ValuBond Securities, Inc. (“ValuBond”) provides electronic access and trade execution products for the retail fixed income market. ValuBond was acquired by the Company in October 2006. ValuBond is registered with the SEC and is a member of FINRA and the Municipal Securities Rulemaking Board (“MSRB”).

Direct Edge ECN LLC (“Direct Edge ECN”) operates as an electronic communications network (“ECN”). Direct Edge ECN is a liquidity destination offering the ability to match and route trades in Nasdaq Global Market, Nasdaq Global Select Market, Nasdaq Capital Market and NYSE and AMEX listed securities by displaying orders on FINRA’s Alternative Display Facility. Direct Edge ECN is a broker-dealer registered with the SEC and is a member of Nasdaq, FINRA, the National Stock Exchange, Chicago Stock Exchange, CBOE Stock Exchange, Boston Stock Exchange, International Securities Exchange and NYSE Arca, Inc. As described in Footnote 10 “Direct Edge ECN,” at the close of business on September 28, 2007 the Company deconsolidated Direct Edge ECN as it no longer controlled Direct Edge ECN as of that date. With the exception of the minority interest for the three and nine months ended September 30, 2007, the results of Direct Edge ECN’s operations have been included in the Consolidated Statements of Operations for all periods presented. The Company will account for its interest in Direct Edge Holdings LLC (“Direct Edge Holdings”), the newly formed immediate parent company of Direct Edge ECN (together, “Direct Edge”) under the equity method for periods subsequent to September 28, 2007.

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

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products Inc. (“Citigroup”) in December of 2004. Costs associated with the Derivative Markets segment have been included within discontinued operations for the three and nine months ended September 30, 2007. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 11 “Discontinued Operations.”

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

Market making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Interest expense, which has been netted against interest income on our Consolidated Statements of Operations, was $1.0 million and $282,000 for the three months ended September 30, 2007 and 2006, respectively, and $2.5 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from our market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $1.2 million for each of the three month periods ended September 30, 2007 and 2006, and $4.6 million and $4.2 million for the nine months ended September 30, 2007 and 2006, respectively. Net trading revenue also includes dividend expense of $1.1 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively, and $4.4 million and $4.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company, and rebates for providing liquidity to Direct Edge ECN. Soft dollar and commission recapture expense represents payments to institutions in connection with soft dollar and commission recapture programs.

Asset management fees, net

Deephaven earns asset management fees for managing the Deephaven Funds. Management fees, which are received monthly, are recorded as earned and are calculated as a percentage of each Deephaven Fund’s monthly net assets.

Incentive allocation fees are earned based upon the performance of the Deephaven Funds and are calculated based upon a percentage of a new high net asset value as defined in the applicable private placement offering memorandum, for the six month performance period ended June 30 or December 31, for some funds, and for the twelve month performance period ended December 31 for other funds. A new high net asset value is defined as the amount by which the net asset value of an investor’s account in a particular Deephaven fund exceeds the greater of either the investor’s highest previous net asset value in that Deephaven fund or the net asset value at the time the investor made a purchase.

The Company records incentive allocation fees in accordance with Method 2 of Emerging Issues Task Force (“EITF”) Topic D-96. Under this methodology, the Company recognizes incentive allocation fee income for each interim period based upon the amount that would be due if the investment advisory relationship with the Deephaven Funds were terminated at the end of such period.

Incentive allocation fees may increase or decrease during the year based on the performance of the Deephaven Funds. As such, the incentive allocation fees, in certain circumstances, may be negative for certain periods, but not lower than zero for any six-month performance period ended June 30 or December 31, for some funds, or the twelve month performance period ended December 31 for other funds. Incentive allocation fees are paid upon the close of each six month performance period, or twelve month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once such performance period has closed. If a fund which has a six month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ending June 30 of that year. During the third quarter of 2007, the Company did make the determination that if a Deephaven fund with a six-month performance period incurs losses in the performance period ending December 31, 2007, Deephaven will return all or a portion of the incentive allocation fees collected from investors in that fund for the six-month performance period ended June 30, 2007. See Footnote 12, “Commitments and Contingent Liabilities,” for further detail.

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

Strategic investments and Deferred compensation investments

Strategic investments include non-controlling equity ownership interests primarily in financial services-related businesses. Deferred compensation investments consist of investments held by the Company related to deferred compensation plans for the benefit of Knight’s employees and directors. Strategic investments and Deferred compensation investments are accounted for under the equity method, at cost or at fair market value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. Deferred compensation related investments in mutual funds are accounted for at fair value.

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

Foreign currencies

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations.

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

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	September 30, 2007	December 31, 2006
Securities owned:
Equities	$362.2	$703.0
U.S. government obligations and other	9.2	8.8

	$371.4	$711.8

Securities sold, not yet purchased:
Equities	$347.5	$693.1

4.    Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	September 30, 2007	December 31, 2006
Receivable:
Clearing brokers and other	$256.7	$305.3
Securities failed to deliver	49.4	42.3
Deposits for securities borrowed	46.3	25.2

	$352.4	$372.9

Payable:
Securities failed to receive	$31.2	$34.4
Clearing brokers and other	17.1	13.4

	$48.2	$47.9

Totals may not add due to rounding.

5.    Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2007, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred in 2006 or during the nine months ended September 30, 2007 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

The goodwill balances of $132.8 million and $133.0 million at September 30, 2007 and December 31, 2006, respectively, relate to the Global Markets business segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Direct Trading, Hotspot, Donaldson and ValuBond.

The Company had intangible assets, net of accumulated amortization, of $59.4 million and $63.7 million at September 30, 2007 and December 31, 2006, respectively, all included within the Global Markets business segment. Intangible assets decreased by $4.3 million during the nine months ended September 30, 2007, due to amortization expense. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from eight to 30 years. The weighted average remaining life of the Company’s intangible assets at September 30, 2007 is approximately 16 years.

The Company recorded amortization expense, related to its intangible assets of $1.4 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and $4.3 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $1.4 million for the remainder of 2007, $5.7 million in 2008, $5.1 million in 2009, $4.9 million in each of 2010 and 2011, and $4.8 million in 2012.

The chart below summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of September 30, 2007 and December 31, 2006 (in millions):

Goodwill

	September 30, 2007	December 31, 2006
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	43.8	33.4
Purchase of ATTAIN ECN business(1)	—	10.6
Purchase of Hotspot business	55.7	55.7
Purchase of ValuBond business	14.2	14.1

Total	$132.8	$133.0

Intangible Assets(2)

		September 30, 2007	December 31, 2006
Customer relationships(3)	Gross carrying amount	$51.9	$51.9
	Accumulated amortization	(8.2)	(5.4)

	Net carrying amount	$43.7	$46.5

Trade names(4)	Gross carrying amount	$9.8	$9.8
	Accumulated amortization	(0.8)	(0.6)

	Net carrying amount	$9.0	$9.2

Other(5)	Gross carrying amount	$9.2	$9.2
	Accumulated amortization	(2.5)	(1.3)

	Net carrying amount	$6.7	$8.0

Total	Gross carrying amount	$70.9	$70.9
	Accumulated amortization	(11.6)	(7.2)

	Net carrying amount	$59.4	$63.7

(1)	Goodwill associated with the purchase of ATTAIN ECN was recorded by Direct Edge ECN, which was deconsolidated effective September 28, 2007. See Footnote 10 “Direct Edge ECN,” for further details.
(2)	The weighted average remaining life of the Company’s intangible assets at September 30, 2007 is appproximately 16 years.
(3)	Customer relationships relate to the Donaldson, Direct Trading, and Hotspot acquisitions. The weighted average remaining life is approximately 16 years as of September 30, 2007 and 17 years as of December 31, 2006. Lives may be reduced depending upon actual retention rates.
(4)	Trade names relate to the Donaldson, Direct Trading, Hotspot and ValuBond acquisitions. The weighted average remaining life is approximately 25 years as of September 30, 2007 and 26 years as of December 31, 2006.
(5)	Other includes technology, non-compete agreements and domain name rights used or acquired by the Company. The weighted average remaining life is approximately 5 years as of September 30, 2007 and 6 years as of December 31, 2006.

6.    Investment in Deephaven Sponsored Funds and Asset Management Fees, Net

The Company’s wholly-owned subsidiary, Deephaven, is the registered investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $4.1 billion and $4.2 billion of assets under management in the Deephaven Funds as of September 30, 2007 and December 31, 2006, respectively, the Company had corporate investments as a limited partner or non-managing member of $199.6 million and $187.6 million, respectively. Deferred compensation investments on the Consolidated Statements of Financial Condition at September 30, 2007 and December 31, 2006 included $50.1 million and $31.6 million, respectively, of investments as a limited partner or non-managing member in the Deephaven Funds related to employee and director deferred compensation plans. Separately, certain officers, directors and employees of the Company held direct investments of approximately $19.0 million and $6.2 million as limited partners or non-managing members in the Deephaven Funds, in the aggregate, as of September 30, 2007 and December 31, 2006, respectively.

Asset management fees, net represent net fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of management fees, calculated as fixed percentages of assets under management, and net incentive allocation fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any. Incentive allocation fees may be negative in certain interim periods if the funds or managed accounts lose money for such period; however, such fees will not be negative on a year-to-date basis. Management fees were $11.0 million and $8.9 million for the three months ended September 30, 2007 and 2006, respectively, and $32.5 million and $24.7 million for the nine months ended September 30, 2007 and 2006, respectively. Net incentive allocation fees were ($12.2 million) and $41.6 million for the three months ended September 30, 2007 and 2006, respectively, and $56.1 million and $110.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Included in Investment income and other, net on the Company’s Consolidated Statements of Operations is (loss) income from the Company’s corporate investments as a limited partner or non-managing member in the Deephaven Funds of ($1.3 million) and $4.8 million for the three months ended September 30, 2007 and 2006, respectively, and $12.9 million and $24.7 million for the nine months ended September 30, 2007 and 2006, respectively.

7.    Strategic Investments

Strategic investments of $67.9 million at September 30, 2007 consisted of a $30.4 million short-term investment in a liquid investment fund carried at fair value, $32.0 million in seven limited liability companies and limited partnership investments accounted for under the equity method, and $5.5 million in common stock of two private companies representing less than 20% equity ownership, which are held at cost. Included in the $32.0 million investment in limited liability companies at September 30, 2007 is a $19.1 million equity investment in Direct Edge, which is described further in Footnote 10, “Direct Edge ECN.” Strategic investments of $49.4 million at December 31, 2006 consisted of $32.3 million short-term investments in two liquid investment funds carried at fair value, $12.2 million in five limited liability companies and limited partnership investments accounted for under the equity method, a $4.5 million investment in private company common stock representing less than 20% equity ownership which is held at cost, and $0.4 million of warrants in a publicly traded entity held at fair value.

In connection with the sale of the Derivative Markets business in December 2004 (see Footnote 11, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investment in the International Securities Exchange, Inc. (“ISE”), which was previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, this equity investment became marketable and, accordingly, was accounted for as an equity security under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and was classified as an available-for-sale security. Included in the three and nine months ended September 30, 2006 is a pre-tax gain of $7.2 million and $14.3 million, respectively, related to the sale of part of the Company’s equity investment in the ISE. As of September 30, 2006, the Company owned 343,000 shares of common stock in the ISE, which had an aggregate fair value and amortized cost of $16.1 million and $1.4 million, respectively.

8.    Significant Clients and Investors

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three and nine months ended September 30, 2007, respectively. One client accounted for approximately 11.8% and 11.3% of the Company’s U.S. equity dollar value traded during the three and nine months ended September 30, 2006, respectively.

The Company considers significant investors to be those investors who account for 10% or more of assets under management in the Deephaven Funds. No investor accounted for more than 10% of the Deephaven Funds’ asset under management as of September 30, 2007 and December 31, 2006.

9.    Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual during the three months ended September 30, 2007 was $136,000, due to a lease loss charge related to the relocation of one of Direct Trading’s offices. The Writedown of assets and lease loss accrual during the nine months ended September 30, 2007 was a benefit of $1.4 million, due to the adjustment of previously recognized lease losses with respect to the Company’s 545 Washington Boulevard property in Jersey City, N.J., partially offset by the Direct Trading lease loss accrual. During the second quarter of 2007, the Company entered into a sub-lease agreement for a portion of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-lease and the assumptions previously used in the calculation of the lease loss accrual.

There were no charges related to the Writedown of assets and lease loss accrual during the three months ended September 30, 2006. The Writedown of assets and lease loss accrual for the nine months ended September 30, 2006 was $8.5 million, primarily related to excess real estate capacity at the Company’s 545 Washington Boulevard facility in Jersey City, N.J.

10.    Direct Edge ECN

After the close of business July 23, 2007 and September 28, 2007 (the latter being “the Deconsolidation Date”), Direct Edge Holdings issued equity interests to Citadel Derivatives Group LLC (“Citadel”) in exchange for cash. Immediately following the September 28, 2007 issuance to Citadel, the Company and Citadel sold a portion of their equity interests in Direct Edge Holdings to The Goldman Sachs Group, Inc. for cash.

As a result of these transactions, the Company no longer controls Direct Edge and, as such, as of the Deconsolidation Date it is no longer a consolidated subsidiary. The Company’s investment in Direct Edge is accounted for under the equity method following the Deconsolidation Date, and is included in Strategic investments on the September 30, 2007 Consolidated Statement of Financial Condition.

As Direct Edge was a subsidiary of the Company prior to the Deconsolidation Date, the results of its operations through the Deconsolidation Date are included in the Consolidated Statements of Operations for all periods presented. For the three and nine month periods ended September 30, 2007, the Company recorded a minority interest benefit of $337,000 which represents Citadel’s minority interest share of Direct Edge’s pre-tax losses for the period July 24, 2007 through the Deconsolidation Date. This amount has been included in Other expense on the Consolidated Statements of Operations for these periods. For periods following the Deconsolidation Date, the Company’s share of Direct Edge’s income and losses will be included in Investment income and other, net on the Consolidated Statements of Operations.

As a result of Direct Edge Holding’s issuance of equity interests to Citadel, the Company recognized, pursuant to SEC Staff Accounting Bulletin Topic 5-H, a pre-tax non-operating gain from subsidiary stock issuance of $8.8 million for the three and nine month periods ended September 30, 2007. The Company also realized a pre-tax gain of $4.2 million from the sale of a portion of its interest in Direct Edge Holdings to The Goldman Sachs Group, Inc., which is included in Investment income and other, net for the three and nine month periods ended September 30, 2007.

11.    Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup in December 2004. In accordance with SFAS No. 144, the results of the Derivative Markets business segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. As described in Footnote 13, “Regulatory Charges and Related Matters,” during the first quarter of 2007, the Company recorded a charge of $1.3 million, net of tax, related to a regulatory matter involving the Derivative Markets segment. An additional $104,000 non-deductible regulatory charge relating to the aforementioned matter was recorded for the three months ended September 30, 2007.

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Revenues	$—	$—

Pre-tax loss from discontinued operations	$(0.1)	$(2.1)
Income tax benefit	—	0.6

Loss from discontinued operations, net of tax	$(0.1)	$(1.4)

12.    Commitments and Contingent Liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. We are subject to several of these matters at the present time. The results of these matters cannot be predicted with certainty, and we cannot estimate a possible range of loss for these matters at this time. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period.

As described in Footnote 2 “Significant Accounting Policies”, if a fund which has a six month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ending June 30 of that year.

Based upon market conditions and industry practice, in August 2007, the Company, at its sole discretion, made the determination that if a Deephaven fund with a six-month performance period incurs losses in the performance period ending December 31, 2007, Deephaven will return all or a portion of the incentive allocation fees collected from investors in that fund for the six-month performance period ended June 30, 2007. As of September 30, 2007, approximately $38 million of the $56.1 million of incentive allocation fees recorded through this date could potentially be reversed by the end of the year. The actual amount, if any, to be reversed will ultimately depend upon the performance of the Deephaven Funds in the fourth quarter of 2007.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $2.4 million and $2.1 million for the three months ended September 30, 2007 and 2006, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the nine months ended September 30, 2007 and 2006, rental expense from continuing operations was $6.8 million and $6.4 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of September 30, 2007, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Operating Leases	Other Obligations	Total
Three months ending December 31, 2007	$2.9	$54.1	$57.0
Year ending December 31, 2008	11.4	35.8	47.2
Year ending December 31, 2009	11.1	15.1	26.2
Year ending December 31, 2010	10.5	—	10.5
Year ending December 31, 2011	11.0	—	11.0
Thereafter through October 31, 2021	104.1	—	104.1

	$151.0	$105.0	$256.0

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of September 30, 2007, the Company has provided a letter of credit for $6.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

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

In December 2006, the Company entered into new long-term employment agreements with three senior managers of Deephaven (the “Deephaven Managers”), two of whom were parties to the 2003 agreements. The new agreements, which became effective on January 1, 2007, are for three-year terms and include a right of renewal by the Deephaven Managers through 2012 under certain circumstances. The new employment agreements provide profit-sharing bonuses based on the financial performance of Deephaven. According to the terms of the contracts, the Deephaven Managers will receive 50% of the first $60 million, and 75% thereafter, of pre-tax earnings prior to the profit-sharing bonuses (“Pre-Bonus Profits”). As of September 30, 2007, the year-to-date Pre-Bonus Profits at Deephaven were approximately $47 million. The Deephaven Managers also received one million shares of Knight restricted common stock, which vest ratably over three years.

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

13.    Regulatory Charges and Related Matters

In 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its former Derivative Markets business segment which, prior to its sale by the Company in December 2004, was primarily operated through Knight Financial Products LLC. The Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period 1999-2005. The Company responded to this request and is cooperating with the staff of the SEC and certain regional exchanges to resolve this matter. During the third quarter of 2007, the Company increased its year-to-date charge relating to this matter from $1.3 million to $1.4 million, net of tax. This charge has been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations.

14.    Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income for the three and nine months ended September 30, 2007 and 2006 is (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net income	$16.4	$31.5	$72.7	$110.9
Other comprehensive income, net of tax:
Net unrealized gain on investment securities held as available-for-sale	—	1.8	—	3.9

Total comprehensive income, net of tax	$16.4	$33.2	$72.7	$114.8

For the three and nine months ended September 30, 2006, Other comprehensive income, net of tax, represents net unrealized gain on the Company’s strategic investment in the ISE. The Company did not hold any available-for-sale securities during the three and nine months ended September 30, 2007.

15.    Earnings per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised and restricted stock awards were to vest.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2007 and 2006 (in millions, except per share data):

	For the three months ended September 30,
	2007		2006
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$16.4	95.9	$31.5	102.2
Effect of dilutive stock based awards	—	2.4	—	4.3

Income and shares used in diluted calculations	$16.4	98.3	$31.5	106.5

Basic earnings per share		$0.17		$0.31

Diluted earnings per share		$0.17		$0.30

	For the nine months ended September 30,
	2007		2006
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$72.7	98.8	$110.9	101.3
Effect of dilutive stock based awards	—	3.3	—	4.7

Income and shares used in diluted calculations	$72.7	102.1	$110.9	106.0

Basic earnings per share		$0.74		$1.10

Diluted earnings per share		$0.71		$1.05

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.3 million and 1.0 million for the three and nine months ended September 30, 2007, respectively, and 0.5 million for the three and nine months ended September 30, 2006.

16.    Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of September 30, 2007, the Company has not issued any stock appreciation rights or restricted stock units.

Restricted Shares

Eligible employees receive restricted shares as a portion of their total compensation. Restricted share awards generally vest ratably over three years. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances. Awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted shares based on the market value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. The Company recorded compensation expense of $6.5 million and $3.6 million for the three months ended September 30, 2007 and 2006, respectively, and $19.2 million and $11.5 million for the nine months ended September 30, 2007 and 2006, respectively, relating to restricted shares, all of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations.

The following table summarizes restricted share activity during the nine months ended September 30, 2007 (shares in millions):

	Number of Restricted Shares	Weighted-Average Grant date Fair Value
Outstanding at January 1, 2007	2.7	$11.55
Granted	2.5	18.44
Vested	(0.9)	11.49
Surrendered	(0.2)	14.63

Outstanding at September 30, 2007	4.1	$15.57

There is $42.1 million of unamortized compensation related to the unvested restricted shares outstanding at September 30, 2007. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.7 years.

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances. Awards are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon share option exercises by its employees.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted during the quarter ended September 30, 2007 and 2006 was $5.13 and $6.12 per option, respectively.

The Company recorded compensation expense of $1.4 million and $1.9 million for the three months ended September 30, 2007 and 2006, respectively, and $4.4 million and $5.8 million for the nine months ended September 30, 2007 and 2006, respectively, relating to stock options, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations.

The following table summarizes stock option activity during the nine months ended September 30, 2007 (stock options in millions):

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2007	8.8	$9.43
Granted at market value	0.6	17.48
Exercised	(3.3)	6.04
Surrendered	(0.2)	15.45

Outstanding at September 30, 2007	5.9	$11.93

Vested at September 30, 2007	5.4	$11.89

Available for future grants at September 30, 2007*	11.7

*	represents both options and awards available for grant

There is $5.4 million of unrecognized compensation related to unvested stock options outstanding at September 30, 2007. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.1 years.

17.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

The following table reconciles the U.S. federal statutory income tax rate from continuing operations to the Company’s actual income tax rate:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Income tax expense at the U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income tax expense, net of U.S. federal income tax effect	5.6%	4.1%	4.2%	4.6%
Other, net	-0.2%	0.6%	0.2%	0.0%

Actual income tax rate	40.4%	39.7%	39.4%	39.6%

Effective January 1, 2007 the Company adopted FIN 48. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $0.9 million of unrecognized tax benefits and at September 30, 2007, the Company had $0.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of September 30, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 and 2006, and to non-U.S. income tax examinations for the tax years of 2002 through 2005. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2000 through 2006. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations before income taxes. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest, net, in the Consolidated Statements of Operations.

18.    Acquisitions

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

During 2006, the Company paid additional consideration of $15.5 million with respect to acquisitions made in 2005, which increased goodwill relating to these acquisitions to $44.0 million, which is expected to be fully deductible for tax purposes as these acquisitions were structured as asset purchases for tax purposes. One final contingent purchase payment of $10.4 million was made in the third quarter of 2007 with respect to the acquisition of Direct Trading.

19.    Business Segments

The Company currently has two operating business segments, Asset Management and Global Markets as well as a Corporate segment. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Global Markets segment offers superior execution quality through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support the capital formation process. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments, subsidiary stock issuance and partial sale of Direct Edge, and the Company’s corporate investment as a limited partner or non-managing member in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

The Company’s revenues, income from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions).

	Asset Management	Global Markets	Corporate	Consolidated Total
For the three months ended September 30, 2007:
Revenues	$(0.9)	192.7	13.1	$204.9
Income (loss) from continuing operations before income taxes	(8.3)	32.2	3.9	27.8
Total assets	160.8	1,271.8	159.0	1,591.6

For the three months ended September 30, 2006:
Revenues	$50.8	147.3	13.6	$211.7
Income from continuing operations before income taxes	18.4	27.5	6.2	52.1
Total assets	106.0	1,397.4	286.7	1,790.1

For the nine months ended September 30, 2007:
Revenues	$89.7	530.5	27.7	$648.0
Income from continuing operations before income taxes	16.9	101.0	4.4	122.3
Total assets	160.8	1,271.8	159.0	1,591.6

For the nine months ended September 30, 2006:
Revenues	$135.8	519.3	39.7	$694.8
Income from continuing operations before income taxes	47.5	125.0	12.5	185.0
Total assets	106.0	1,397.4	286.7	1,790.1

Totals may not add due to rounding.

20.    Subsequent Events

As reported in the Company’s Form 8-K filing on October 9, 2007, the Company entered into a three-year $140 million credit agreement (“Credit Agreement”) with a consortium of banks led by JPMorgan Chase Bank, N.A. The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70 million and a three-year senior secured revolving facility of $70 million.

The proceeds of the credit facilities may be used to finance share repurchases by the Company and for general corporate purposes. As of the date of this Quarterly Report on Form 10-Q, the Company has not borrowed any funds under the Credit Agreement.

Under the Credit Agreement, substantially all of the Company’s material subsidiaries, other than its foreign subsidiaries, registered broker-dealer subsidiaries and subsidiaries thereof, guarantee the repayment of loans made pursuant to the credit facilities. Pursuant to the Credit Agreement, the credit facilities have been secured by substantially all of the assets of the Company.

The Credit Agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. It also contains financial covenants tied to the maintenance of financial ratios and metrics. These obligations may limit certain activities of the Company, including, but not limited to, certain mergers, acquisitions or dispositions of assets, repurchases of shares and payment of dividends, each above certain thresholds as set forth in the Credit Agreement.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of the businesses acquired, or that may be acquired in the future, by the Company and the risks associated with our expectation that, after January 1, 2008, the management of Deephaven Capital Management LLC (together with its subsidiaries, “Deephaven”) will exercise their option to obtain a 49% interest in Deephaven, following which the management of Deephaven will have increased control over the business of Deephaven and following which neither the Company nor the Deephaven managers may cause a sale of Deephaven without the consent of the other party, except that the Deephaven managers may cause such a sale if the total proceeds of such sale exceed $450 million. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties detailed under “Certain Factors Affecting Results of Operations” within MD&A herein, under “Risk Factors” herein and in the Company’s Annual Report on Form 10-K, and in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

We are a leading financial services firm that provides electronic and voice access to the capital markets across multiple asset classes for buy-side, sell-side and corporate clients, and asset management for institutions and private clients. We continually apply knowledge and innovation to the trading and asset management processes to build lasting client partnerships through consistent performance and superior client service. We have two operating business segments, Asset Management and Global Markets, as well as a Corporate segment.

•

Asset Management—Our Asset Management business, Deephaven Capital Management (“Deephaven”), is a global, multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $4.4 billion as of October 1, 2007, up from $4.0 billion as of October 1, 2006.

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

In December 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations for all periods presented. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 11 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Income (loss) from continuing operations before income taxes (“Pre-Tax Earnings”) of our segments and on a consolidated basis (in millions):

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Asset Management
Revenues	$(0.9)	$50.8	$89.7	$135.8
Expenses	7.4	32.4	72.8	88.3

Pre-Tax Earnings	(8.3)	18.4	16.9	47.5

Global Markets
Revenues	192.7	147.3	530.5	519.3
Expenses	160.5	119.8	429.6	394.3

Pre-Tax Earnings	32.2	27.5	101.0	125.0

Corporate
Revenues	13.1	13.6	27.7	39.7
Expenses	9.3	7.4	23.3	27.2

Pre-Tax Earnings	3.9	6.2	4.4	12.5

Consolidated
Revenues	204.9	211.7	648.0	694.8
Expenses	177.2	159.6	525.7	509.9

Pre-Tax Earnings	$27.8	$52.1	$122.3	$185.0

Totals may not add due to rounding.

Consolidated Revenues for the three months ended September 30, 2007 decreased $6.8 million, or 3.2% from the same period a year ago, while Consolidated Expenses increased $17.6 million, or 11.1%. Overall, Consolidated Pre-Tax Earnings for the three months ended September 30, 2007 decreased $24.4 million, or 46.8% from the same period a year ago.

Consolidated Revenues for the nine months ended September 30, 2007 decreased $46.8 million, or 6.7% from the same period a year ago, while Consolidated Expenses increased $15.8 million, or 3.1%. Overall, Consolidated Pre-Tax Earnings for the nine months ended September 30, 2007 decreased $62.6 million, or 33.9% from the same period a year ago.

The changes in our Pre-Tax Earnings by segment from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007, respectively, are summarized as follows:

•

Asset Management—Our Pre-Tax Earnings from Asset Management for the three and nine months ended September 30, 2007 decreased by $26.7 million, or 145.0%, and $30.5 million, or 64.3%, respectively, from the comparable periods in 2006, primarily due to lower incentive allocation fees as a result of lower fund returns, offset in part, by lower profitability-based bonuses and higher management fees as a result of greater assets under management.

•

Global Markets—Our Pre-Tax Earnings from Global Markets for the three months ended September 30, 2007 increased by $4.7 million, or 17.1%, from the comparable period in 2006, primarily due to higher U.S. equity dollar value traded volumes offset, in part, by lower revenue capture. Our Pre-Tax Earnings from Global Markets for the nine months ended September 30, 2007 decreased by $24.0 million, or 19.2%, from the comparable period in 2006, primarily due to fewer shares traded and decreased revenue capture resulting from a change in the mix of our order flow.

•

Corporate—Our Pre-Tax Earnings from our Corporate segment for the three and nine months ended September 30, 2007 decreased by $2.4 million, or 38.1%, and $8.1 million, or 64.8%, respectively, from the comparable periods in 2006, primarily due to lower returns on our corporate investment as a limited partner or non-managing member in the Deephaven Funds and the absence of gains on the sales of a portion of our investments in the International Securities Exchange, Inc. (“ISE”) which were recognized in 2006, offset by the gain related to the transfer and sale of equity interests in Direct Edge during the third quarter of 2007.

Certain Factors Affecting Results of Operations

We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to, introductions or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; the composition of our order flow; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance, amount of, and volatility in, the results of our quantitative market-making and program trading portfolios; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges related to our legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; the addition or loss of executive management and asset management, sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our revenues and pre-tax profit margins in our Global Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results and strategic objectives could be materially and adversely affected.

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

•

There has been consolidation among market centers over the past several years, and several regional exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (i.e., ECNs) and compete within the OTC and listed trading venues. In addition, many broker-dealers are offering their own internal crossing networks creating further fragmentation in the marketplace.

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

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from Global Markets and Asset management fees, net from Asset Management.

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of Direct Trading, Hotspot and ValuBond and the growth of our soft dollar and commission recapture activity.

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

Asset management fees, net represent net fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of management fees, calculated as fixed percentages of assets under management, and net incentive allocation fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any. Net incentive allocation fees may be negative in certain interim periods if the funds or managed accounts lose money for such period; however, such fees will not be negative on a year-to-date basis.

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

Investment income and other, net primarily represents income earned, net of losses, related to our corporate investment as a limited partner or non-managing member in the Deephaven Funds and our strategic investments. Such income is primarily affected by the level of our corporate investment in the Deephaven Funds and rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments. Also included in Investment income and other, net is a realized gain from the Company’s sale of a portion of its ownership in Direct Edge.

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

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and rebates for providing liquidity to Direct Edge ECN, which was included as a consolidated subsidiary in the Consolidated Statements of Operations for all periods presented until September 28, 2007. Payments for order flow and ECN rebates fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow and ECN rebates also fluctuate based on U.S. equity share volume, our profitability and the mix of market orders and limit orders.

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

Three Months Ended September 30, 2007 and 2006

Continuing Operations

Revenues

	For the three months ended September 30,		Change	% of Change
	2007	2006
Net incentive allocation fees (millions)	$(12.2)	$41.6	$(53.8)	-129.3%
Management fees (millions)	11.0	8.9	2.1	23.6%
Interest income and other (millions)	0.3	0.3	0.1	27.8%

Total Revenues from Asset Management (millions)	$(0.9)	$50.8	$(51.7)	-101.7%

Average month-end balance of assets under management (millions)	$4,105.7	$3,479.5	$626.2	18.0%
Quarterly fund return to investors*	-1.8%	4.9%	-6.7%	-136.1%

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds.

Total revenues from the Asset Management segment, which primarily consist of management fees and net incentive allocation fees, decreased to negative $0.9 million for the three months ended September 30, 2007, from $50.8 million for the comparable period in 2006. The decrease is primarily due to negative incentive allocation fees as a result of negative blended fund returns offset, in part, by an increase in management fees due to higher average assets under management. The average month-end balance of assets under management for the three months ended September 30, 2007 was $4.1 billion, up from $3.5 billion for the comparable period in 2006. The blended quarterly fund return across all assets under management in the Deephaven Funds for the three months ended September 30, 2007 was a loss of 1.8%, down from a gain of 4.9% for the comparable period in 2006.

	For the three months ended September 30,		Change	% of Change
	2007	2006
Commissions and fees (millions)	$131.5	$97.4	$34.0	34.9%
Net trading revenue (millions)	57.7	42.8	14.8	34.6%
Interest, net (millions)	3.4	3.6	(0.2)	-5.3%
Investment income and other (millions)	0.1	3.4	(3.3)	-96.2%

Total Revenues from Global Markets (millions)	$192.7	$147.3	$45.4	30.8%

U.S. equity dollar value traded ($ billions)	877.5	410.5	467.0	113.7%
U.S. equity trades executed (millions)	88.0	46.6	41.4	88.8%
Nasdaq and Listed equity shares traded (billions)	29.7	18.8	10.9	58.0%
OTC Bulletin Board and Pink Sheet shares traded (billions)	185.8	223.8	(38.1)	-17.0%
Average revenue capture per U.S. equity dollar value traded (bps)	1.3	2.2	(0.9)	-40.5%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 30.8% to $192.7 million for the three months ended September 30, 2007, from $147.3 million for the comparable period in 2006. Revenues for the three months ended September 30, 2007, were positively impacted by higher dollar value traded, greater trade volumes and an increase in revenues from Direct Edge ECN, offset by a decrease in revenue capture per U.S. equity dollar value traded and lower share volume in OTC Bulletin Board and Pink Sheet shares.

Average revenue capture per U.S. equity dollar value traded was 1.3 basis points (“bps”) for the third quarter of 2007, down 40.5% from 2.2 bps in the third quarter of 2006. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in volumes from a new broker-dealer client base, Alternative Liquidity Providers, as well as a decrease in the OTC Bulletin Board and Pink Sheet shares traded. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $113.3 million and $89.1 million for the three months ended September 30, 2007 and 2006, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge ECN, Hotspot and ValuBond.

	For the three months ended September 30,		Change	% of Change
	2007	2006
Total Revenues from Corporate (millions)	$13.1	$13.6	$(0.5)	-3.4%

Average corporate investment balance in the Deephaven Funds (millions)	$198.2	$209.8	$(11.6)	-5.5%

Total revenues from the Corporate segment, which primarily represent income from our corporate investment as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased 3.4% to $13.1 million for the three months ended September 30, 2007, from $13.6 million for the comparable period in 2006. Income from our corporate investment in the Deephaven Funds decreased to a loss of $1.3 million for the three months ended September 30, 2007, from a gain of $4.8 million for the comparable period in 2006. Included in the three months ended September 30, 2007 is a non-operating pre-tax gain of $8.8 million related to the issuance of equity interests in Direct Edge and a realized gain of $4.2 million from the Company’s sale of a portion of its ownership in Direct Edge, while revenues for the three months ended September 30, 2006 include a pre-tax gain of $7.2 million related to the sale of part of the Company’s equity investment in the ISE.

Transaction-based expenses

Execution and clearance fees increased 79.0% to $39.6 million for the three months ended September 30, 2007, from $22.1 million for the comparable period in 2006, primarily due to higher trade volumes and increased business at Direct Edge ECN offset in part, by lower clearing rates. As a percentage of total revenue, Execution and clearance fees increased to 19.3% for the three months ended September 30, 2007, from 10.4% for the comparable period in 2006. These costs increased as a percentage of revenue primarily due to the decrease in revenues from Asset Management, which have no associated execution and clearance fees. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions. Soft dollar and commission recapture expense decreased 15.8% to $15.3 million for the three months ended September 30, 2007, from $18.1 million for the comparable period in 2006, due to lower soft dollar volumes.

Payments for order flow and ECN rebates increased to $19.0 million for the three months ended September 30, 2007, from $9.7 million for the comparable period in 2006. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 9.3% for the three months ended September 30, 2007, from 4.6% for the comparable period in 2006. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and increased third party volumes within Direct Edge ECN.

Other direct expenses

Employee compensation and benefits expense decreased 13.0% to $71.8 million for the three months ended September 30, 2007, from $82.5 million for the comparable period in 2006. As a percentage of total revenue, Employee compensation and benefits decreased to 35.0% for the three months ended September 30, 2007, from 39.0% for the comparable period in 2006. The decrease on a dollar basis was primarily due to lower profitability-based bonuses at Deephaven, offset by an increase in the number of employees. The number of full time employees increased to 865 at September 30, 2007, from 814 at September 30, 2006, primarily due to growth in our Global Markets business as well as the acquisition of ValuBond. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

Communications and data processing expense increased 17.3% to $9.9 million for the three months ended September 30, 2007, from $8.5 million for the comparable period in 2006. Depreciation and amortization expense increased 3.3% to $5.6 million for the three months ended September 30, 2007, from $5.4 million for the comparable period in 2006.

Professional fees increased 41.3% to $5.3 million for the three months ended September 30, 2007, from $3.7 million for the comparable period in 2006. The increase in 2007 was primarily due to increases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and higher consulting expenses.

Business development expense increased slightly to $3.5 million for the three months ended September 30, 2007, from $3.4 million for the comparable period in 2006.

Occupancy and equipment rentals expense increased to $3.7 million for the three months ended September 30, 2007, from $3.2 million for the comparable period in 2006.

For the three months ended September 30, 2007, the Company recorded Writedown of assets and lease loss accrual of $136,000, due to lease loss charge related to the move of office space for Direct Trading.

Other expenses increased to $3.4 million for the three months ended September 30, 2007, from $2.9 million for the comparable period in 2006.

Our effective tax rates from continuing operations of 40.4% and 39.7% for the three months ended September 30, 2007 and 2006, respectively, differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Nine Months Ended September 30, 2007 and 2006

Continuing Operations

Revenues

	For the nine months ended September 30,		Change	% of Change
	2007	2006
Net incentive allocation fees (millions)	$56.1	$110.5	$(54.4)	-49.2%
Management fees (millions)	32.5	24.7	7.8	31.7%
Interest income and other (millions)	1.1	0.7	0.5	67.4%

Total Revenues from Asset Management (millions)	$89.7	$135.8	$(46.1)	-33.9%

Average month-end balance of assets under management (millions)	$4,049.2	$3,165.9	$883.3	27.9%
Year-to-date fund return to investors*	5.3%	14.6%	-9.3%	-63.7%

*	Year-to-date fund return represents the blended return across all assets under management in the Deephaven Funds.

Total revenues from the Asset Management segment, which primarily consist of management fees and net incentive allocation fees, decreased 33.9% to $89.7 million for the nine months ended September 30, 2007, from $135.8 million for the comparable period in 2006. The decrease is primarily due to lower incentive allocation fees as a result of decreased fund returns offset, in part, by an increase in management fees due to higher average assets under management. The average month-end balance of assets under management for the nine months ended September 30, 2007 was $4.1 billion, up from $3.2 billion for the comparable period in 2006. The blended fund return across all assets under management in the Deephaven Funds for the nine months ended September 30, 2007 was a gain of 5.3%, down from a gain of 14.6% for the comparable period in 2006.

	For the nine months ended September 30,		Change	% of Change
	2007	2006
Commissions and fees (millions)	$342.3	$312.5	$29.7	9.5%
Net trading revenue (millions)	173.5	191.1	(17.6)	-9.2%
Interest, net (millions)	11.8	8.3	3.6	43.1%
Investment income and other (millions)	3.0	7.4	(4.5)	-60.0%

Total Revenues from Global Markets (millions)	$530.5	$519.3	$11.2	2.2%

U.S. equity dollar value traded ($ billions)	2,090.6	1,536.4	554.2	36.1%
U.S. equity trades executed (millions)	227.6	166.8	60.8	36.4%
Nasdaq and Listed equity shares traded (billions)	79.3	72.4	7.0	9.6%
OTC Bulletin Board and Pink Sheet shares traded (billions)	637.9	902.5	(264.6)	-29.3%
Average revenue capture per U.S. equity dollar value traded (bps)	1.6	2.2	(0.5)	-25.0%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 2.2% to $530.5 million for the nine months ended September 30, 2007, from $519.3 million for the comparable period in 2006. Revenues for the nine months ended September 30, 2007, were positively impacted by higher dollar value traded and greater trade volumes and an increase in revenues from Direct Edge ECN, offset by a decrease in revenue capture per U.S. equity dollar value traded and lower share volume in OTC Bulletin Board and Pink Sheet shares.

Average revenue capture per U.S. equity dollar value traded was 1.6 bps for the nine months ended September 30, 2007, down 25.0% from 2.2 bps for the comparable period in 2006. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in volumes from a new broker-dealer client base, Alternative Liquidity Providers, as well as a decrease in the OTC Bulletin Board and Pink Sheet shares traded. Core Equity Revenues were $331.1 million and $334.6 million for the nine months ended September 30, 2007 and 2006, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge ECN, Hotspot and ValuBond.

	For the nine months ended September 30,		Change	% of Change
	2007	2006
Total Revenues from Corporate (millions)	$27.7	$39.7	$(12.0)	-30.2%

Average corporate investment balance in the Deephaven Funds (millions)	$197.2	$245.6	$(48.3)	-19.7%

Total revenues from the Corporate segment, which primarily represent income from our corporate investment as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased 30.2% to $27.7 million for the nine months ended September 30, 2007, from $39.7 million for the comparable period in 2006. Income from our corporate investment in the Deephaven Funds decreased to $12.9 million for the nine months ended September 30, 2007, from $39.7 million for the comparable period in 2006, due to lower returns on a decreased average monthly investment balance. Included in the nine months ended September 30, 2007 is a non-operating pre-tax gain of $8.8 million related to the issuance of equity interests in Direct Edge and a realized gain of $4.2 million from the Company’s sale of a portion of its ownership in Direct Edge, while included in the nine months ended September 30, 2006 is a pre-tax gain of $14.3 million related to the sale of part of the Company’s equity investment in the ISE.

Transaction-based expenses

Execution and clearance fees increased 18.0% to $95.7 million for the nine months ended September 30, 2007, from $81.1 million for the comparable period in 2006, primarily due to higher trade volumes and increased business at Direct Edge ECN offset, in part, by lower clearing rates. As a percentage of total revenue, Execution and clearance fees increased to 14.8% for the nine months ended September 30, 2007, from 11.7% for the comparable period in 2006. These costs increased as a percentage of revenue primarily due to lower revenue capture and lower revenues from Asset Management, which have no associated execution and clearance fees. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions. Soft dollar and commission recapture expense decreased 19.9% to $44.3 million for the nine months ended September 30, 2007, from $55.2 million for the comparable period in 2006 due to lower soft dollar volumes.

Payments for order flow and ECN rebates increased to $44.3 million for the nine months ended September 30, 2007, from $31.7 million for the comparable period in 2006. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 6.8% for the nine months ended September 30, 2007, from 4.6% for the comparable period in 2006. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and increased third party volumes within Direct Edge ECN.

Other direct expenses

Employee compensation and benefits expense increased 2.4% to $252.7 million for the nine months ended September 30, 2007, from $246.7 million for the comparable period in 2006. As a percentage of total revenue, Employee compensation and benefits increased to 39.0% for the nine months ended September 30, 2007, from 35.5% for the comparable period in 2006. The increase on a dollar basis was primarily due to non-recurring compensation associated with the new Deephaven employment agreements, additional employees related to the acquisitions of Hotspot and ValuBond and increased stock-based compensation. The number of full time employees increased to 865 at September 30, 2007, from 814 at September 30, 2006, primarily due to growth in our Global Markets business in addition to the acquisition of ValuBond. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

Communications and data processing expense increased 14.3% to $28.0 million for the nine months ended September 30, 2007, from $24.5 million for the comparable period in 2006. Depreciation and amortization expense increased 9.0% to $16.5 million for the nine months ended September 30, 2007, from $15.2 million for the comparable period in 2006 due to the purchase of additional fixed assets and additional expense related to the amortization of intangible assets in connection with the acquisitions of Hotspot and ValuBond.

Professional fees decreased 8.2% to $14.0 million for the nine months ended September 30, 2007, from $15.2 million for the comparable period in 2006. The decrease in 2007 was primarily due to decreases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, offset in part, by higher consulting expenses.

Business development expense increased to $11.8 million for the nine months ended September 30, 2007, from $8.6 million for the comparable period in 2006. The primary reason for the increase was higher expenses related to the corporate brand campaign, marketing and travel and entertainment costs.

Occupancy and equipment rentals expense increased to $10.7 million for the nine months ended September 30, 2007, from $9.9 million for the comparable period in 2006.

For the nine months ended September 30, 2007, the Company recorded a benefit of $1.4 million primarily due to the adjustment of previously recognized lease losses with respect to our 545 Washington Boulevard property in Jersey City, N.J. During the second quarter of 2007, the Company entered into a sub-lease agreement for a portion of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-lease and the assumptions used in the calculation of the lease loss accrual. For the nine months ended September 30, 2006, the Company incurred a charge of $8.5 million in writedowns of assets and lease loss accruals primarily relating to costs associated with excess real estate capacity in Jersey City, N.J.

Other expenses decreased to $9.0 million for the nine months ended September 30, 2007, from $13.3 million for the comparable period in 2006. Other expenses in 2006 include a short swing profit settlement of approximately $2.8 million relating to trading by two Deephaven funds in the shares of a company while the funds owned in aggregate more than 10% of the outstanding shares of the stock of that company.

Our effective tax rates from continuing operations of 39.4% and 40.0% for the nine months ended September 30, 2007 and 2006, respectively, differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Discontinued Operations

Loss from discontinued operations, net of tax, was $104,000 and $1.4 million for the three and nine months ended September 30, 2007, respectively. See Footnote 11 “Discontinued Operations” and Footnote 13 “Regulatory Charges and Related Matters,” included in Part I, Item 1 “Financial Statements” of this document for a further discussion.

Subsequent Events

As reported in the Company’s Form 8-K filing on October 9, 2007, the Company entered into a three-year $140 million credit agreement (“Credit Agreement”) with a consortium of banks led by JPMorgan Chase Bank, N.A. The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70 million and a three-year senior secured revolving facility of $70 million.

The proceeds of the credit facilities may be used to finance share repurchases by the Company and for general corporate purposes. As of the date of this Quarterly Report on Form 10-Q, the Company has not borrowed any funds under the Credit Agreement.

Under the Credit Agreement, substantially all of the Company’s material subsidiaries, other than its foreign subsidiaries, registered broker-dealer subsidiaries and subsidiaries thereof, guarantee the repayment of loans made pursuant to the credit facilities. Pursuant to the Credit Agreement, the credit facilities have been secured by substantially all of the assets of the Company.

The Credit Agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. It also contains financial covenants tied to the maintenance of financial ratios and metrics. These obligations may limit certain activities of the Company, including, but not limited to, certain mergers, acquisitions or dispositions of assets, repurchases of shares and payment of dividends, each above certain thresholds as set forth in the Credit Agreement.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities, short term receivables and corporate investments as a limited partner or non-managing member in our Deephaven Funds. As of September 30, 2007, we had $1.6 billion in assets, 55% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers, asset management fees receivable and securities owned. Asset management fees receivable includes net incentive allocation fees and management fees earned for sponsoring and managing the Deephaven Funds. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE and

AMEX markets. Deferred compensation investments consists of investments held by the Company, including investments as a limited partner or non-managing member in the Deephaven Funds, related to deferred compensation plans for the benefit of Knight’s employees and directors. Other assets primarily represent deferred tax assets, deposits and miscellaneous receivables. As of September 30, 2007, Accrued expenses and other liabilities includes asset management fees payable of $15.4 million, which represents the amount of incentive fees that would be repaid to the investors in the Deephaven Funds if their performance periods were to end at such time.

Total assets decreased $436.6 million, or 21.5%, from $2.0 billion at December 31, 2006 to $1.6 billion at September 30, 2007. Total liabilities decreased $389.5 million, or 36.5%, from $1.1 billion at December 31, 2006 to $676.3 million at September 30, 2007. The majority of the decrease in assets and liabilities relate to decreases in Securities owned and Securities sold, not yet purchased arising from a decrease in the size of the securities inventory utilized in our market making activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions and our pre-determined risk limits. Deferred compensation investments increased by $53.6 million, from $31.6 million at December 31, 2006 to $85.1 million at September 30, 2007 due to additional investments for the benefit of Knight’s employees primarily related to prior year bonuses. Other assets increased by $26.0 million, or 30.7%, from $84.8 million at December 31, 2006 to $110.8 million at September 30, 2007 due to an increase in deferred tax assets related to our employee and director deferred compensation plans. Stockholders’ equity decreased $47.1 million, from $962.5 million at December 31, 2006 to $915.3 million at September 30, 2007. The decrease in Stockholders’ equity from December 31, 2006 was a result of our stock repurchases during the period offset by net income earned during the nine months ended September 30, 2007.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds of the sale of our Derivative Markets segment. At September 30, 2007, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $190.7 million. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds was $199.6 million at September 30, 2007. The majority of this investment can be liquidated upon request to Deephaven subject to a ninety-day written notification period and monthly redemption limits.

The Company has previously disclosed its intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Global Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position, proceeds from credit facilities or, in some cases, through the issuance of the Company’s stock or debt.

We have acquired several businesses over the last two years. Several of these acquisitions provide for contingent payments. The acquisition of the business of Direct Trading contained a final contingent payment of $10.4 million, paid in the third quarter of 2007 based on the profitability of that business during the second year of operation after acquisition. In April 2006, the Company acquired Hotspot for $77.5 million in cash. In October 2006, the Company acquired ValuBond for $18.2 million in cash. No assurance can be given with respect to the business effect of these transactions or the timing, likelihood or business effect of any other possible transactions.

Income from continuing operations before income taxes was $27.8 million and $52.1 million for the three months ended September 30, 2007 and 2006, respectively. Included in these amounts was a non-cash $8.8 million non-operating gain from subsidiary stock issuance as well as certain non-cash expenses such as stock-based compensation, depreciation and amortization and certain non-cash writedowns. Stock-based compensation was $7.8 million and $5.5 million for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense from continuing operations was $4.2 million and $4.1 million for the three months ended September 30, 2007 and 2006, respectively. Amortization expense from continuing operations, which related to intangible assets, was $1.4 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively.

Capital expenditures related to our continuing operations were $3.9 million and $3.0 million during the three months ended September 30, 2007 and 2006, respectively. Purchases of strategic investments were $8.5 million for the three months ended September 30, 2006. No purchases of strategic investments were made for the three months ended September 30, 2007. The Company received proceeds of $12.7 million relating to the sale of a portion of its interest in Direct Edge during the three months ended September 30, 2007. There were no proceeds from the sale of strategic investments during the three months ended September 30, 2006. Payments related to acquisitions of businesses were $10.4 million and $12.7 million during the three months ended September 30, 2007 and 2006, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds decreased by $1.2 million during the three months ended September 30, 2007, due to a loss on our investment and decreased by $25.9 million during the three months ended September 30, 2006, primarily due to net redemptions of $30.7 million offset by positive returns on our investments of $4.8 million.

At its July 17, 2007 meeting, the Board of Directors authorized a $505 million increase to the Company’s stock repurchase program, bringing the total to $1 billion. The Company repurchased 5.4 million shares under the stock repurchase program during the third quarter of 2007 for $76.5 million. Through September 30, 2007, the Company had repurchased 52.6 million shares for $536.7 million under its stock repurchase program. The Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 98.0 million shares of Class A Common Stock outstanding as of September 30, 2007.

As of September 30, 2007, we did not have any long-term debt nor did we have any material long-term debt commitments. On October 3, 2007, we obtained a $140.0 million credit facility with which we may fund our stock repurchase program, acquisitions or other future capital needs of the firm. We anticipate that available liquidity and cash resources generated by operations, exclusive of the proceeds of the $140.0 million credit facility, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Regulatory Net Capital

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. Our foreign registered broker-dealers and our FCM are subject to capital adequacy requirements of their respective regulatory authorities. As of September 30, 2007, all of our broker-dealers and our FCM were in compliance with the regulatory capital requirements. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at September 30, 2007, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$74.8	$6.0	$68.8
KCM	53.0	1.0	52.0
KEMIL	29.9	10.0	19.9
Direct Trading	9.2	0.5	8.7

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The Company incurred $8.5 million of Writedown of assets and lease loss accruals in the nine months ended September 30, 2006, relating to the lease loss accrual on a portion of our lease at 545 Washington Boulevard in Jersey City, N.J., encompassing approximately 78,000 square feet, all of which was unoccupied. The Writedown of assets and lease loss accruals in the three and nine months ended September 30, 2007 was $136,000 and a benefit of $1.4 million, respectively. During the second quarter of 2007, the Company entered into a sub-lease agreement at our 545 Washington Boulevard property in Jersey City, N.J. for a portion of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-lease and the assumptions used in the calculation of the lease loss accrual. The remaining accrual was derived from assumptions and estimates based on lease terms of an anticipated additional sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2008, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market rates for office space and the amount of available office space in Jersey City, N.J. to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $132.8 million as of September 30, 2007 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM, and the businesses now operating as Donaldson, Direct Trading, Hotspot and ValuBond. We performed our annual test for impairment of goodwill in the second quarter of 2007 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Intangible assets, less accumulated amortization, of $59.4 million as of September 30, 2007 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses of Donaldson, Direct Trading, Hotspot and ValuBond. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from eight to thirty years. We performed our annual test for impairment of intangible assets in the second quarter of 2007 and determined that intangible assets were not impaired during that time. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred in 2006 or during the nine months ended September 30, 2007 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

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

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from our market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations.

Asset Management Fees, Net—Deephaven earns asset management fees for managing the Deephaven Funds. Management fees, which are received monthly, are recorded as earned and are calculated as a percentage of each Deephaven Fund’s monthly net assets.

Incentive allocation fees are earned based upon the performance of the Deephaven Funds and are calculated based upon a percentage of a new high net asset value, as defined in the applicable private placement offering memorandum, for the six month performance period ended June 30 or December 31, for some funds, and for the twelve month performance period ended December 31 for other funds. A new high net asset value is defined as the amount by which the net asset value of an investor’s account in a particular Deephaven fund exceeds the greater of either the investor’s highest previous net asset value in that Deephaven fund or the net asset value at the time the investor made a purchase.

The Company records incentive allocation fees in accordance with Method 2 of EITF Topic D-96. Under this methodology, the Company recognizes incentive allocation fee income for each interim period based upon the amount that would be due if the investment advisory relationship with the Deephaven Funds were terminated at the end of such period.

Incentive allocation fees may increase or decrease during the year based on the performance of the Deephaven Funds. As such, the incentive allocation fees, in certain circumstances, may be negative for certain periods, but not lower than zero for any six-month performance period ended June 30 or December 31, for some funds, or the twelve month performance period ended December 31 for other funds. Incentive allocation fees are paid upon the close of each six month performance period, or twelve month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once such performance period has closed. If a fund which has a six month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ending June 30 of that year. See Footnote 12, “Commitments and Contingent Liabilities” included in Part I. Item 1 “Financial Statements” of this document, for further detail.

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

Recently Issued Accounting Standards

In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In October 2007, the FASB approved an effective delay of SOP 07-1 to address implementation issues.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at September 30, 2007 and 2006 was $362.4 million and $544.2 million, respectively, in long positions and $347.5 million and $524.9 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $1.5 million loss and a $1.9 million loss as of September 30, 2007 and 2006, respectively, due to the offset of gains in short positions with the losses in long positions.

As of September 30, 2007, we had a $199.6 million corporate investment as a limited partner or non-managing member in the Deephaven Funds, $154.1 million of which was invested in the Global Multi-Strategy Fund (formerly known as “Market Neutral Fund”). As of September 30, 2007, approximately 48% of the Deephaven Funds’ assets under management were in the Deephaven Global Multi-Strategy Fund. The investment philosophy for the Global Multi-Strategy Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the Global Multi-Strategy Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Its returns are primarily dependent upon equity trading volumes, equity volatility, mergers and acquisitions and secondary offering activity in the capital markets, and credit spread relationships, among other factors. Within the Global Multi-Strategy Fund, Deephaven generally employs a variety of investment strategies, including event-driven, volatility-driven, fundamental equity, credit-driven and global macro strategies among others. There is no material limitation on the types of investment strategies that may be employed by the Global Multi-Strategy Fund. There will be unhedged asset factor risks (i.e., equity, credit, interest rate, foreign exchange) in the Global Multi-Strategy Fund.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Legal

Short Selling Litigation

In September 2007, the following development occurred in the H-Quotient, Inc. v. Knight Trading Group, Inc. and Knight Securities, L.P. action described in the Company’s Form 10-K for the year ended December 31, 2006:

On September 12, 2007, the Court dismissed the complaint. The federal cause of action was dismissed with prejudice. The state law claims were dismissed without prejudice.

Regulatory

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the SEC, CFTC or SROs, are reviewed in the ordinary course of business by our primary regulators, the SEC, FINRA, FSA, CFTC, MSRB and NFA. The Company, as a major order flow execution destination, is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from its trading activity. The Company is currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a SEC, CFTC, FSA or SRO disciplinary action and/or civil or administrative action.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	Risk Factors

The following risk factors are added to supplement the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006:

•	We may in the future incur substantial debt obligations pursuant to our new Credit Agreement that could restrict our operations.

We may incur up to a maximum aggregate principal amount of $140.0 million of indebtedness under a three-year revolving credit facility (the “Credit Agreement”) we recently entered into in October 2007. The proceeds of the credit facility may be used to finance share repurchases by the Company and for general corporate purposes. Incurring substantial indebtedness could have adverse consequences on us, including:

*	Increasing our vulnerability to general adverse economic and industry conditions;

*	Limiting our ability to compete with other less leveraged competitors and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

*	Limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, expansions and general corporate or other purposes; and

*	Exposing us to interest rate risk since the interest rate on borrowings under our revolving credit facility will be variable.

Moreover, our ability to repay or refinance our debt will depend on our successful financial and operating performance. In addition, the Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. The Credit Agreement also contains financial covenants tied to the maintenance of financial ratios and metrics. These obligations may limit certain activities of the Company, including, but not limited to, certain mergers, acquisitions or dispositions of assets, repurchases of shares and payment of dividends, each above certain threshold as set forth in the Credit Agreement. Our ability to satisfy certain of these covenants can be affected by a number of factors, many of which are beyond our control, and there can be no assurances that we will be able satisfy them.

•	Poor performance of our Asset Management segment would cause a decline in our revenue and results of operations and may obligate us to repay incentive allocation fees previously paid to us.

Our revenue from our Asset Management segment is derived principally from two sources: (1) management fees, calculated as a percentage of each Deephaven Fund’s monthly net assets; and (2) incentive allocation fees, based on the performance of the Deephaven Funds. The incentive allocation fees may increase or decrease during the year based on the performance of the Deephaven Funds. In the event that any of our Deephaven Funds perform poorly, our revenue and results of operations will decline. Depending on the relevant Deephaven Fund, incentive allocation fees are paid upon the close of each six month performance period or twelve month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once the Deephaven Fund’s relevant performance period has closed. If a Deephaven Fund with a six month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ending June 30 of that year. In addition, in the event of poor performance, investors may withdraw investments from the Deephaven Funds which would result in a decline in our management fees and a reduced opportunity to earn incentive allocation fees.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, our Form 10-Q’s for the quarterly periods ending March 31, 2007 and June 30, 2007, respectively, and herein, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Changes in Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the third quarter of 2007:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	1,957,695	$14.97	1,950,000	$510,508,769
August 1, 2007 - August 31, 2007	3,261,445	13.90	3,261,445	465,165,827
September 1, 2007 - September 30, 2007	151,689	13.04	150,000	463,209,317

Total	5,370,829	$14.27	5,361,445

(1)	As a matter of policy, the Company does not repurchase its Class A Common Stock during self-imposed “closed window” periods.
(2)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases may actually occur. The repurchase program has no set expiration or termination date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1	Credit Agreement, dated October 3, 2007, among Knight Capital Group, Inc., as Borrower, TD Banknorth, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and the banks and other financial institutions who become party thereto, as Lenders (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated October 9, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of November, 2007.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer

By:	/s/ STEVEN BISGAY
Chief Financial Officer
(Chief Accounting Officer)