Form 10-K
period 2007-12-31
KNIGHT CAPITAL GROUP, INC.
filed 2008-02-29
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $1.38 billion at June 29, 2007 based upon the closing price for shares of the Registrant’s Class A Common Stock as reported by the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

At February 27, 2008 the number of shares outstanding of the Registrant’s Class A Common Stock was 94,588,893 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

KNIGHT CAPITAL GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2007

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, and the documents incorporated by reference may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of businesses recently acquired, or that may be acquired in the future, by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents the Company files with, or furnishes from time to time to the SEC. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this report.

PART I

Item 1.    Business

Overview

Knight Capital Group, Inc., a Delaware corporation (collectively with its subsidiaries, “Knight” or the “Company”), is a leading financial services firm that provides electronic and voice trade execution services to the capital markets across multiple asset classes for buy-side, sell-side and corporate clients, and asset management for institutions and private clients.

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

Financial information concerning our business segments for each of 2007, 2006 and 2005, respectively, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”

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

All of the above materials are also available in print, without charge, to any person who requests them by writing or telephoning:

Knight Capital Group, Inc.

Communications, Marketing and Investor Relations

545 Washington Boulevard

Jersey City, NJ 07310

(201) 222-9400

Unless otherwise indicated, references to the “Company,” “Knight,” “We,” “Us,” or “Our” shall mean Knight Capital Group, Inc. and its subsidiaries.

Business Segments

The Company has two operating business segments, Asset Management and Global Markets, as well as a Corporate segment.

•

Asset Management—Our Asset Management business, Deephaven Capital Management (“Deephaven”), is a global, multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $3.9 billion as of December 31, 2007, down from $4.2 billion as of December 31, 2006.

•

Global Markets—Our Global Markets business provides market access and trade execution services in nearly every U.S. equity security and a large number of international securities, futures, options, foreign exchange and fixed income. We offer high quality trade executions through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support alpha creation and capital formation.

The Company’s Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and our corporate investment as a limited partner or non-managing member in funds managed by Deephaven. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

In December 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. In accordance with generally accepted accounting principles (“GAAP”), the results of this segment have been included within discontinued operations. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 16 “Discontinued Operations” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Income from continuing operations before income taxes (“Pre-Tax Earnings”) of our segments and on a consolidated basis (in millions):

	For the years ended December 31,
	2007	2006	2005
Asset Management
Revenues	$118.2	$214.9	$89.8
Expenses	101.7	140.0	69.0

Pre-Tax Earnings	16.5	74.8	20.8

Global Markets
Revenues	751.4	674.8	470.9
Expenses	571.1	524.5	435.8

Pre-Tax Earnings	180.4	150.3	35.1

Corporate
Revenues	35.7	66.6	74.2
Expenses	31.3	35.3	24.9

Pre-Tax Earnings	4.3	31.4	49.3

Consolidated
Revenues	905.3	956.3	634.8
Expenses	704.1	699.8	529.7

Pre-Tax Earnings	$201.2	$256.5	$105.2

Totals may not add due to rounding

Asset Management Segment

Business Segment Overview

We operate an Asset Management business through our majority-owned Deephaven subsidiary. Deephaven is the registered investment manager and sponsor of certain private, unregistered funds commonly referred to as hedge funds (the “Deephaven Funds”). Generally, hedge funds are defined as pools of capital that may invest in any asset class, including derivatives, and may use long and short positions, derivative instruments, and leverage in order to generate returns for investors. A distinguishing feature of hedge funds is their use of long or short positions to seek to offset market risks and isolate arbitrage opportunities. Deephaven is based in Minnetonka, MN, and also has offices in London and Hong Kong.

Below is a summary of our assets under management at December 31, 2007, 2006 and 2005, and the blended fund returns for each of the years then ended:

	2007	2006	2005
Year-end assets under management (billions)	$3.9	$4.2	$2.9
Annual fund return to investors*	6.8%	22.8%	7.2%

*	Annual fund return represents the blended annual return across all assets under management.

We earn fees from managing the Deephaven Funds, which consist of management fees, calculated as fixed percentages of assets under management, and incentive allocation fees, which, in general, are calculated as a percentage of the funds’ annual profits, if any.

Business Segment Structure

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

In December 2006, the Company entered into new long-term employment agreements (the “2006 Employment Agreements”) with three senior managers of Deephaven (the “Deephaven Managers”), two of whom were parties to the agreements entered into in 2003. The 2006 Employment Agreements, which became effective on January 1, 2007, were for three-year terms and included a right of renewal by the Deephaven Managers through 2012 under certain circumstances. The 2006 Employment Agreements provided profit-sharing bonuses based on the financial performance of Deephaven. According to the terms of the 2006 Employment Agreements, the Deephaven Managers were entitled to receive 50% of the first $60 million, and 75% thereafter, of pre-tax earnings prior to the profit-sharing bonuses. Upon entering the 2006 Employment Agreements, the Deephaven Managers received one million shares of Knight restricted common stock, which vest ratably over three years.

In connection with entering into the 2006 Employment Agreements, the Deephaven Managers were granted an option (the “Option”) to obtain a 49% interest in a new limited liability company (“Deephaven Holdings”) to which our interests in Deephaven would be contributed. The Option became exercisable after January 1, 2008 upon Deephaven having met certain requirements regarding minimum assets under management and employee retention.

On January 10, 2008, Deephaven Managing Partners, LLC (“Deephaven Partners”), an entity owned and controlled by the Deephaven Managers, provided notice to the Company that it was exercising the Option.

On February 1, 2008, after regulatory and contractual approvals were received, the Company completed the transaction whereby the Company contributed its interest in Deephaven to Deephaven Holdings and Deephaven Partners acquired a 49% interest in Deephaven Holdings in exchange for the termination of the Deephaven Managers’ 2006 Employment Agreements and associated profit sharing bonuses and an equity contribution of $1 million to Deephaven Holdings by Deephaven Partners (the “Deephaven Transaction”). The Deephaven Transaction did not affect or result in any change to Deephaven’s role as investment manager to the funds it currently manages or to the manner in which Deephaven carries out its duties as investment manager to those funds.

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements do not include the profit-sharing bonuses provided for under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings will be allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on our Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses that are allocated to the Deephaven Managers will instead be reported as Minority interest on our Consolidated Statements of Operations and included as Minority interest on our Consolidated Statements of Financial Condition.

Under the New LLC Agreement, we own 51% of the shares in Deephaven Holdings, and Deephaven Partners owns 49% of the shares. As previously disclosed by us in a Form 8-K filing dated December 22, 2006, and subsequent regulatory filings, in the event of a change of control of the Company prior to December 31, 2012, Deephaven Partners will have the option (the “Change of Control Option”) to increase its 49% interest by an additional 2%. Upon any exercise of the Change of Control Option, we will be obligated to transfer ownership of 2% of the shares to Deephaven Partners. We are entitled to appoint a majority of the Board of Managers of Deephaven Holdings until such time as the Change of Control Option is exercised, at which time Deephaven Partners will be entitled to appoint a majority of the Board of Managers.

Under the New LLC Agreement, certain corporate actions will require approval of a “super-majority” of members of the Board of Managers, including representatives of both Deephaven Partners and us. Neither party is permitted to transfer any of its interests in Deephaven Holdings to any unaffiliated third person without the consent of the other party. Any sale of Deephaven Holdings requires either (x) the consent of the holders of 75% of the shares or (y) if the aggregate consideration is in excess of $450 million, the approval of only Deephaven Partners (subject to a right of first refusal for the benefit of the Company). Pursuant to the New LLC Agreement, proceeds from any sale or liquidation of Deephaven or Deephaven Holdings will be allocated among the Company and Deephaven Partners based upon a formula that takes into account their capital accounts at the time of such sale or liquidation and relative profit sharing percentages over a defined period of time.

Clients and Products

Investors in the Deephaven Funds include banks, insurance companies, funds-of-hedge funds, corporate and public pension plan sponsors, trusts, endowments and private clients. We differentiate ourselves based on our reputation, client relationships, experience of the management team, investment strategies, risk profile and historical fund returns. Included within Deephaven’s $3.9 billion of assets under management as of December 31, 2007 is a corporate investment as a limited partner or non-managing member of $83.7 million held by the Company and $77.4 million of investments held by employee deferred compensation plans and certain officers, directors and employees of the Company. As of December 31, 2007, one investor accounted for more than 10% of the Deephaven Funds’ assets under management.

As of December 31, 2007, approximately 58% of the Deephaven Funds’ assets under management were in the Global Multi-Strategy Fund (“GMS Fund”), formerly known as the Deephaven Market Neutral Fund. The investment philosophy for the GMS Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the GMS Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Within the GMS Fund, Deephaven generally employs a variety of investment strategies, including volatility-driven, fundamental equity, event-driven, credit-driven and global relative value macro/fixed income strategies, among others. There is no material limitation on the types of investment strategies that may be employed by the GMS Fund.

In the second quarter of 2004, Deephaven launched a new single-strategy fund, the Deephaven Event Fund (“Event Fund”) which, as of December 31, 2007, held approximately $781 million in assets under management, or approximately 20% of the Deephaven Fund’s assets under management. On January 31, 2008, Deephaven announced that it had concluded that it is in the best interests of investors in the Event Fund that the Event Fund return investors’ capital. The decision to return investors’ capital in the Event Fund occurred after a review by Deephaven of the Event Fund and the Event Fund’s viability given the current macro-economic environment, performance over the preceding nine months, declining investor interest in event-driven investment strategies and significant levels of redemption requests in the Event Fund. Substantive changes in macro-economic circumstances in the U.S. have resulted in a reduction in the types of opportunities that Deephaven would ordinarily pursue as components of the Event Fund’s core event-driven strategy and the conclusion that the Event Fund’s core investment strategy is unlikely to produce the type of investment results Deephaven and its investors might expect over the short and intermediate term. As a result, redemptions in the Event Fund were suspended with immediate effect, and Deephaven began an orderly process to reduce trading positions to cash and return investors’ capital as promptly as reasonably practicable. Beginning February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee will be charged to investors in the Event Fund.

Deephaven also manages other single-strategy funds as well as several separately managed accounts for institutional investors. As of December 31, 2007, these single-strategy funds and all separately managed accounts had, in aggregate, approximately $866.0 million, or approximately 22%, of the Deephaven Funds’ assets under management as of such date.

In order to offer additional product choices for its investor base, Deephaven may, in the future, look to increase the number of single-strategy funds it manages. Deephaven is continuing to increase the allocation of its assets under management invested in Europe and Asia.

Asset Management Competition

Deephaven competes primarily with other asset management companies that manage and sponsor multi-strategy, credit-driven, long short equity, event-driven and volatility-driven portfolios. As Deephaven launches new single strategy funds, it will compete with other asset management companies with similar investment strategies. Competition is primarily based on reputation, client relationships, the experience of the management team, investment strategies, risk profile, global presence, fee structures and historical fund returns. We believe that Deephaven’s status as a voluntary SEC-registered investment adviser also differentiates its product offering and may enable Deephaven to attract additional assets under management from investors who previously would not invest in hedge funds managed by non-registered investment advisers.

There has been an on-going trend among fund management companies and institutions to allocate more of their assets to hedge fund investments. This has influenced the growth of the hedge fund industry, as shown in the table below. The continued growth of the hedge fund industry may provide for greater competition in the future.

	Estimated number of hedge funds	Estimated total assets under management (millions)
1990	610	$38,910
1995	2,383	185,750
2000	3,873	490,580
2005	8,661	1,105,385
2006	9,462	1,464,526
2007	10,096	1,868,419

Source: Hedge Fund Research, Inc. 2007 Industry Report

Asset Management Infrastructure

In managing the Deephaven Funds, Deephaven uses both an in-house developed proprietary order management system and a third-party portfolio management system. Deephaven has business continuity capabilities in place in the event it is unable to access or operate in its current locations.

Global Markets Segment

Business Segment Overview

We provide market access and trade execution services in nearly every U.S. equity security and a large number of international securities, futures, options, foreign exchange and fixed income. We offer high quality trade executions through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support alpha creation and capital formation. Our hybrid market model features an array of electronic and voice services that allow buy- and sell-side clients to connect with the market based on their specific needs and preferences. This model allows us to attract a larger base of clients with diverse investment styles and strategies, while at the same time, capture greater share of client order flow. To do so, the model requires that we manage risk and deploy capital effectively as well as maintain efficient and reliable trading technology. Substantially all of our Global Markets revenues and profitability come from our operations in the U.S.

The majority of our Global Markets revenue comes from making markets and providing market access and trade execution services in U.S. equities. Generally, market-makers display the prices at which they are willing to bid, meaning buy, or offer, meaning sell, securities and adjust their bid and offer prices in response to the forces of supply and demand for each security. As a market-maker operating in NASDAQ, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities, and the OTC Bulletin Board, we provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. When acting as principal, we commit our own capital and derive revenues from the difference between the price paid when securities are bought and the price received when those securities are sold. We conduct the vast majority of market making activity as principal, through the use of automated quantitative models. Additionally, our traders offer execution services for complex trades and a variety of order types. We also provide trade executions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively.

Our domestic Global Markets activities are primarily transacted out of five subsidiaries, Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”), Direct Trading Institutional, L.P. (“Direct Trading”), Hotspot FX, Inc. and its subsidiaries (“Hotspot”) and Knight BondPoint, Inc. (“Knight BondPoint”,

formerly known as ValuBond Securities, Inc.). KEM, KCM, Direct Trading and Knight BondPoint are broker-dealers registered with the SEC and members of the Financial Industry Regulatory Authority (“FINRA”), formerly known as the National Association of Security Dealers (“NASD”). Knight BondPoint is also registered with the Municipal Securities Rulemaking Board (“MSRB”). One Hotspot subsidiary is regulated by the U.K. Financial Services Authority (“FSA”) and another Hotspot subsidiary is a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

Our international Global Markets activities are primarily operated through Knight Equity Markets International Limited (“KEMIL”), a U.K. registered broker-dealer authorized and regulated by the FSA that provides execution services for predominately European institutional and broker-dealer clients in U.S., European and international equities. We intend to continue to expand our business and product offerings in Europe in 2008.

Over the past three years, we have completed the following acquisitions (and subsequent sale of an equity interest) of complementary businesses to strengthen our Global Markets business segment and expand and diversify our product offerings:

•

In June 2005, the Company acquired the business of Direct Trading, a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform, now known as Knight Direct EMS™. Upon the close of the transaction, the Company made a $40 million initial cash payment. The transaction also contained a two-year contingency from the date of closing for the payment of additional consideration based on the profitability of the business. In the third quarters of 2007 and 2006, the Company paid $10.4 million and $12.7 million, respectively, in additional cash consideration based on the profitability of the business during each of the first two years of operation after the closing of the acquisition.

•

In October 2005, the Company acquired the business of the ATTAIN ECN (now operating as Direct Edge ECN), an alternative trading system that operates an electronic communications network (“ECN”). The Direct Edge ECN provides a liquidity destination with the ability to match and route trades in NASDAQ, NYSE and AMEX listed securities by displaying orders in the NASDAQ Market Center, the FINRA Alternative Display Facility and the National Stock Exchange. The transaction closed with an initial cash payment and contained a four-year contingency from the date of closing for the payment of additional consideration based on meeting certain revenue and client retention metrics.

After the close of business on July 23, 2007 and September 28, 2007, Direct Edge Holdings LLC (“Direct Edge Holdings”), the parent company of Direct Edge ECN, issued equity interests to Citadel Derivatives Group LLC (“Citadel”) in exchange for cash. Immediately following the September 28, 2007 issuance to Citadel, the Company and Citadel sold a portion of their equity interests in Direct Edge Holdings to The Goldman Sachs Group, Inc. for cash. At the close of business on September 28, 2007 the Company deconsolidated Direct Edge Holdings as it no longer controlled Direct Edge Holdings as of that date. With the exception of the minority interest, the results of Direct Edge ECN operations have been included in the Consolidated Statements of Operations for all periods presented up to September 28, 2007. The Company accounts for its interest in Direct Edge Holdings under the equity method for periods subsequent to September 28, 2007.

•

In April 2006, the Company acquired, for $77.5 million in cash, Hotspot, an electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform.

•	In October 2006, the Company acquired, for $18.2 million in cash, Knight BondPoint, a privately held firm that provides electronic access and trade execution products for the fixed income market.

•

In November 2007, the Company announced the acquisition of EdgeTrade Inc. (“EdgeTrade”). On January 14, 2008, the Company completed the acquisition for $59.5 million comprising $29.5 million of cash and approximately 2.3 million shares of unregistered Company stock. EdgeTrade provides agency-only trade execution and algorithmic software to clients.

Clients and Products

Clients

Within Global Markets, we offer products and provide services via electronic and voice access points primarily to two main client groups: sell-side (also referred to as broker-dealers) and buy-side (also referred to as institutions). Our sell-side clients include global, national and regional broker-dealers and on-line brokers. Our buy-side clients include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Based on our internal allocation methodologies, our institutional clients (which include our direct market access, soft dollar and commission recapture clients) and our broker-dealer clients (which include our Direct Edge ECN clients through September 28, 2007) generated approximately 45% and 55%, respectively, of our Global Markets revenues in 2007.

In 2007, our Global Markets business did not have any client that accounted for more than 10% of our U.S. equity dollar value traded.

Products and Services

Our strategy for our Global Markets segment is to continue to differentiate ourselves from competitors by providing high quality and competitive trade execution services with superior client service. Over the past three years, we have worked to aggressively expand our product offering.

To our buy-side clients, we offer comprehensive, unbundled trade execution services covering the depth and breadth of the market. We handle large, complex trades, accessing liquidity from our order flow as well as other sources. When liquidity is not naturally present in the market, we offer capital facilitation to complete our clients’ trades. Our institutional products include equity, futures, options and foreign currency trade execution solutions, block trading, program trading, international equities, special situations/risk arbitrage, soft dollar and commission recapture programs through Donaldson & Co. (“Donaldson”), corporate access services, direct market access through Knight Direct EMS™, internal crossing networks through our Knight Match product and algorithms through EdgeTrade. The majority of our revenues from institutional clients are commissions on agency transactions or commission-equivalents on riskless principal transactions.

We seek to provide sell-side clients with high quality and competitive trade executions that enable them to satisfy their fiduciary obligations to their customers to seek and obtain the best execution reasonably available in the marketplace. Most of our equity order flow comes from providing market-making and execution services to our broker-dealer clients through our electronic trading platform. Additionally, our traders offer execution services for complex trades and a variety of order types. We execute the majority of the order flow with these clients as principal through the use of our automated quantitative models. The majority of the revenues we earn from broker-dealer clients are net trading revenues, generated from the difference between the price paid when securities are bought and the price received when those securities are sold. We also provide fixed income and foreign currency trade executions to our broker-dealers clients.

Global Markets Competition

The securities industry is constantly evolving and intensely competitive, a trend that we expect will continue. Our market-making product competes primarily with similar products offered by both domestic and international broker-dealers, exchanges, alternative trading systems, crossing networks, ECNs and dark liquidity pools. We have also experienced greater competition from market-making firms with highly automated, electronic trading models. Another source of competition is broker-dealers who execute portions of their client flow through internal market-making desks rather than sending the client flow to third party execution destinations, such as Knight.

We compete primarily on the basis of our execution standards (including price, liquidity, speed and other client-defined measures), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by regulators and investors on execution quality and overall transaction costs have resulted in a market environment characterized by narrowed spreads and reduced revenue capture metrics. Consequently, maintaining profitability has become extremely difficult for many market-makers. Generally, improvements in execution quality, such as faster execution speed and greater price improvement, negatively impact the ability to derive revenues from executing broker-dealer order flow. For example, we have made, and continue to make, changes to our execution protocols and quantitative models, which have had, or could have, a significant impact on our profitability. To remain profitable, some market-makers have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations. Beginning in the second quarter of 2005, we significantly increased the amount of automation in our market-making business by employing quantitative models and we now execute the vast majority of our trades on an automated basis through these models.

Competition for order flow in the U.S. equity markets continues to be intense as reflected in publicly disclosed execution metrics; i.e., SEC Rules 605 and 606. These rules, applicable to broker-dealers, add greater disclosure to execution quality and order-routing practices. Rule 605 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 606 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements as well as internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary obligations to seek to obtain best execution for their customers’ orders.

Commission rates have been under pressure for a number of years, and the ability to execute trades electronically through various competitive trading venues (including, both domestic and international broker-dealers, exchanges, alternative trading systems, crossing networks, ECNs and dark liquidity pools) has increased the pressure on trading commissions. We believe the trend toward increased competition and the growth of these and other alternative trading venues will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain greater market share by reducing prices. Competition for business from institutional clients is based on a variety of factors, including execution quality, equity research, reputation, soft dollar and commission recapture services, technology, client relationships, client service, cost and capital facilitation.

Another factor contributing to the increase in competition for order flow is the significant mergers among U.S. market centers over the past several years, and the launch of independent ECNs, dark liquidity pools and joint ventures with regional stock exchanges. The effects of these mergers and the launch of new competition and liquidity sources, as well as the expected consolidation of certain U.S. and international stock exchanges, will be seen in the coming years.

Global Markets Infrastructure

We have invested significant resources to expand our execution capacity and upgrade our trading systems and infrastructure and plan to make additional investments in technology in the future. Our ability to identify and deploy emerging technologies that facilitate the execution of trades, including developing and enhancing our quantitative models, is key to the successful execution of our business model. Technology has enhanced our capacity and ability to handle order flow faster and also has been an important component of our strategy to comply with government regulations, achieve competitive execution standards, increase trading automation and provide superior client service. In 2005, we automated the majority of our execution services for broker-dealer order flow through our internally developed quantitative models, which contributed to the improvement of Global Markets’ financial results. We continually enhance our use of technology and quantitative models to further refine our execution services.

We use our proprietary technology and technology licensed from third parties to execute trades, monitor the performance of our traders, assess our inventory positions, manage risk and provide ongoing information to our clients. We are electronically linked to institutions and broker-dealers to provide immediate access to our trading operations and to facilitate the handling of client orders. Our business-to-business portal, along with our Knight BondPoint, Hotspot, and Knight Direct EMS™ platforms, provide our clients with an array of tools to interact with our Global Markets’ trading systems, marketplaces, and most U.S. equity, futures and options market centers.

Alternative trading and data center facilities are in place for our primary domestic Global Markets operations. These facilities have been designed to allow us to continue a substantial portion of our operations if we are prevented from accessing or utilizing our primary office locations for an extended period of time.

Corporate Segment

Our corporate segment includes all costs not associated with our two operating business segments, primarily corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance. This segment also includes the investment income earned on our strategic investments and our corporate investment as a limited partner or non-managing member in the Deephaven Funds. The results from our Corporate segment for 2005 and 2006 were positively impacted by realized gains from the sales of our strategic equity investments in the International Securities Exchange, Inc. (“ISE”) and the NASDAQ Stock Market, Inc. and for 2007 by gains related to the deconsolidation and partial sale of equity interests in Direct Edge ECN.

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

Government Regulation and Market Structure

Most aspects of the Company’s business are subject to extensive securities regulation under federal, state and international laws. The SEC, FINRA, FSA, CFTC, MSRB, NFA, other self-regulatory organizations (commonly known as SROs), and other regulatory bodies, such as state securities commissions, promulgate numerous rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets. Regulated entities are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of officers, supervisors and registered employees. Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censures, fines, the issuance of cease-and-desist orders or injunctions, or the suspension or disqualification of the entity and/or its officers, supervisors or registered employees. We, and certain of our past and present officers, directors and employees, have in the past been subject to claims alleging the violation of such laws, rules and regulations. We are currently subject to several of these matters as further described in Part I, Item 3, “Legal Proceedings” herein. Certain aspects of the Company’s public disclosure, corporate governance principles, internal control environment and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and NASDAQ.

Rule-making by the SEC, FINRA, FSA, CFTC, MSRB and NFA and corresponding market structure changes, can have, and have had an impact on the Company’s regulated subsidiaries by directly affecting our method of operation and profitability. Legislation such as the USA PATRIOT Act of 2001 has imposed significant obligations on broker-dealers and mutual funds. These increased obligations require the implementation and maintenance of internal practices, procedures and controls which have increased our costs and may subject us to regulatory inquiries, claims or penalties.

The regulatory environment in which we operate our Global Markets business segment is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, CFTC, FSA, other United States or foreign governmental regulatory authorities, FINRA, MSRB, NFA and other regulatory bodies or SROs. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers. We cannot predict what effect, if any, such changes might have. For example, in June 2005, the SEC adopted rules under Regulation NMS designed to modernize and strengthen the regulatory structure of the U.S. equity markets. Although adopted in 2005, Regulation NMS did not go into complete effect until October 2007. It is too soon to assess what the market structure implications will be from Regulation NMS. However, there were, and will continue to be, significant technological and compliance costs associated with the obligations which derive from compliance with this regulation. In addition, FINRA proposed rules regarding the OTC Bulletin Board markets which would require that all non-NASDAQ securities be subject to limit order protection.

The market structure in which the Global Markets business operates is rapidly changing. The recent expansion of many regional exchanges, in which several exchanges are seeking to create their own alternative trading systems (e.g., ECNs) and compete in the OTC and listed trading venues, as well as the consolidation of exchanges (e.g., NASDAQ’s acquisition of the Boston and Philadelphia Stock Exchanges, as well as the NYSE’s acquisition of the American Stock Exchange) and the global expansion of exchanges (e.g., NASDAQ and the OMX, and NYSE and Euronext), have altered the landscape of the marketplace.

We have foreign based subsidiaries and plan to expand our international presence. The brokerage industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, the Markets in Financial Instruments Directive (“MiFID”) adopted by the European Commission, was implemented in November 2007. MiFID represents one of the more significant changes to take place in the operation of European capital markets. It is possible that MiFID and its associated rules and directives could negatively impact our Global Markets business. Since MiFID did not go into effect until November 2007, it is too soon to assess what the market structure implications will be from MiFID. However, there were, and will continue to be, significant technological and compliance costs associated with the obligations which derive from compliance with this regulation.

Deephaven became registered as an investment adviser with the SEC in 2006. Registration as an investment adviser has resulted in additional regulatory responsibilities and obligations on Deephaven’s business compared to those prior to registration and those applicable to unregistered investment advisers. Deephaven is also registered with the CFTC and is a member of the NFA as a “commodity pool operator” and a “commodity trading adviser.” Due to the nature of Deephaven’s client base, however, Deephaven is exempt from many of the CFTC and NFA regulations. Deephaven’s U.K. subsidiary is regulated by the FSA and Deephaven’s Hong Kong subsidiary is regulated by the Hong Kong Securities and Futures Commission.

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

Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC, and suspension or expulsion by FINRA and other regulatory bodies, and ultimately could require the relevant entity’s liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce the firm’s net capital below required levels.

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

During 2007, all of our broker-dealer subsidiaries were in compliance with their capital adequacy requirements. For additional discussion related to net capital, see Footnote 21 “Net Capital Requirements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Employees

At December 31, 2007, our headcount was 868 full-time employees, compared to 844 full-time employees at December 31, 2006. The employee headcount at December 31, 2006, included 14 employees of Direct Edge ECN. The increase, exclusive of the Direct Edge ECN employees, in headcount is primarily related to expansion of our Asset Management and Global Markets offerings in 2007. Of our 868 full-time employees at December 31, 2007, 781 were employed in the U.S. and 87 outside the U.S., primarily in the United Kingdom. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

The securities industry in the United States is subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Broker-dealers are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of their officers, supervisors and registered employees. Our operations and profitability may be directly affected by, among other things, additional legislation; changes in rules promulgated by the SEC, CFTC, FSA, FINRA, MSRB, NFA and other regulatory bodies or SROs; and changes in the interpretation or enforcement of existing laws and rules. Failure to comply with these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the broker-dealer, FCM investment advisor or asset manager and/or their officers, supervisors or registered employees. Our ability to comply with applicable laws and rules is largely dependent on our internal system to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We are currently the subject of regulatory reviews and investigations that may result in disciplinary actions in the future due to alleged noncompliance.

Various regulatory and enforcement agencies have been reviewing regulatory reporting obligations and best execution and trading practices as they relate to the brokerage and options industries. These reviews could result in enforcement actions or new regulations which could adversely affect our operations.

The SEC, CFTC, FSA, FINRA and other SROs are constantly proposing, or enacting, new regulations for the marketplace. For example, in June 2005, the SEC adopted rules under Regulation NMS designed to modernize and strengthen the regulatory structure of the U.S. equity markets. Although adopted in 2005, Regulation NMS did not go into complete effect until October 2007. It is too soon to assess what the market structure implications will be from Regulation NMS. However, there were, and will continue to be, significant technological and compliance costs associated with the obligations which derive from this regulation. In addition, FINRA proposed rules regarding the OTC Bulletin Board markets which would require that all non-NASDAQ securities be subject to limit order protection. This may have a negative impact on the profitability of our Global Markets business. MiFID, which was implemented in November 2007, represents one of the more significant changes to take place in the operation of European capital markets. It is possible that MiFID, and its associated rules, could negatively impact our Global Markets business. Since MiFID did not go into effect until November 2007, it is too soon to assess what the market structure implications will be from MiFID. However, there were, and will continue to be, significant technological and compliance costs associated with the obligations which derive from compliance with this regulation.

With respect to our Asset Management business, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the hedge fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered or adopted by the U.S. Congress, as well as the Department of Labor, which enforces the Employee Retirement Income Security Act of 1974 to which Deephaven is subject, and certain other U.S. regulatory entities and the governing bodies of non-U.S. jurisdictions. For example, the SEC enacted new rules that required most investment advisers to hedge funds, including Deephaven, to register as investment advisers by February 1, 2006 which resulted in additional responsibilities and obligations on Deephaven’s business. Deephaven became a registered investment advisor in January 2006. Although the SEC rule on hedge fund adviser registration under the Investment Advisers Act was ultimately overturned, Deephaven has elected to continue as a registered investment adviser. It is impossible to predict what, if any, changes in regulation applicable to Deephaven or the funds it manages, the markets in which they trade and invest or the counterparties with whom they do business may be instituted in the future. Any such regulation could negatively impact the profit potential of our Asset Management business.

Regulatory actions or proceedings, regulatory legislation and changes in market customs and practices could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Our future operating results may fluctuate significantly as a result of numerous factors, many of which are outside of our control

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, introductions of or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; the composition of our order flow; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; performance of the asset management investment strategies; the addition or loss of executive management and asset management, sales, trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share, growth and profitability in our Global Markets segment, and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our two operating business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue or be able to return to the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

•	The securities trading activities of our Global Markets business expose us to the risk of significant losses

We conduct our market-making activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities we purchase or to repurchase securities we sell in such transactions. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. The success of our market-making activities primarily depends upon our ability to attract order flow, the performance and size of, and volatility in, our quantitative market-making portfolios, the skill of our trading personnel, general market conditions, effective hedging strategies and risk management processes, the price volatility of specific securities, and the availability and allocation of capital. To attract order flow, we must be competitive on price, size of securities positions traded, liquidity offerings, order execution speed, technology, reputation and client relationships and service. In our role as a market-maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match the quotes other market-makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. All of the above factors could have a material adverse effect on our business, financial condition and operating results.

•	Our business is subject to substantial risk from litigation, regulatory investigations and potential securities laws liability

Many aspects of our business involve substantial risks of liability. We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, FINRA, the Department of Labor, the FSA, the CFTC and other U.S. and non-U.S. regulatory bodies and SROs. We are also subject to the risk of litigation. From time to time, we, and certain of our past and present officers, directors and employees, have been named as parties in legal actions, regulatory investigations and proceedings, securities arbitrations and administrative claims and have been subject to claims alleging the violation of such laws, rules and regulations, some of which have resulted in the payment of fines and settlements. Moreover, we may be required to indemnify past and present officers, directors and employees in regards to these matters. We are subject to several of these matters as further described in “Legal Proceedings” in Part I, Item 3 herein. Certain corporate events, such as a reduction in our workforce, could also result in additional litigation or arbitration.

As we intend to defend vigorously any such litigation or proceeding, we could incur significant legal expenses. An adverse resolution of any current or future lawsuits, legal or regulatory proceedings or claims against us could have a material adverse effect on the Company’s business, financial condition and operating results.

•	We are highly dependent on key personnel

We are highly dependent on a limited number of key executives. Except for Thomas Joyce, our Chairman of the Board and Chief Executive Officer, who has an employment contract through December 2008, no other key executive has an employment contract with the Company. Our success will be dependent to a large degree on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. Competition for such personnel is intense. The loss of the services of any of our key executives or the inability to identify, hire and retain necessary highly qualified executive management in the future could have a material adverse effect on our business, financial condition and operating results.

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

•	Acquisitions, strategic investments, strategic relationships and international expansion involve certain risks

Over the last two years, we have undertaken several strategic acquisitions, including the completed acquisitions of Hotspot, Knight BondPoint, and in January 2008, EdgeTrade. We intend to continue to pursue strategic acquisitions of, or investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances. The Company is planning to expand our international presence which may expose the Company to cultural, regulatory and governmental risks. The brokerage industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally.

•	The completion of the Deephaven Transaction could adversely affect our control over the Asset Management business

On February 1, 2008, we completed the Deephaven Transaction whereby Deephaven Partners, an entity owned and controlled by the Deephaven Managers acquired a 49% interest in Deephaven Holdings, a new limited liability company to which the Company’s interests in Deephaven were contributed. As part of the Deephaven Transaction, the Company and Deephaven Partners entered into the New LLC Agreement for Deephaven Holdings under which the Company owns 51% of the shares in Deephaven Holdings, and Deephaven Partners owns 49% of the shares. In the event of a change of control of Knight prior to December 31, 2012, Deephaven Partners will have the ability to exercise the Change of Control Option to increase its 49% interest by an additional 2%. The Company is entitled to appoint a majority of the Board of Managers of Deephaven Holdings until such time as the Change of Control Option is exercised, at which time Deephaven Partners will be entitled to appoint a majority of the Board of Managers. Under the New LLC Agreement, certain corporate actions will require approval of a “super-majority” of members of the Board of Managers, including representatives of both the Company and Deephaven Partners. Neither party is permitted to transfer any of its interests in Deephaven Holdings to any unaffiliated third person without the consent of the other party. Any sale of Deephaven Holdings requires either the consent of the holders of 75% of the shares or, if the aggregate consideration is in excess of $450 million, the approval of only Deephaven Partners (subject to a right of first refusal for the benefit of the Company). As a result of these changes, our control over the operations of the Asset Management business, as well as certain fundamental matters relating to Deephaven (including a sale of our interests in Deephaven or Deephaven as a whole), could be limited in a material fashion.

•	Trading strategies within our Asset Management segment expose the business to significant risk

As of December 31, 2007, approximately 58% of the Deephaven Funds’ assets under management were in the GMS Fund. The investment philosophy for the GMS Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the GMS Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Within the GMS Fund, Deephaven generally employs a variety of investment strategies, including volatility-driven, fundamental equity, event-driven, credit-driven and global relative value macro/fixed income strategies among others. There is no material limitation on the types of investment strategies that may be employed by the GMS Fund. There will be unhedged asset factor risks (i.e., equity, credit, interest rate, foreign exchange) in the GMS Fund.

Deephaven also manages single-strategy funds that pursue investment strategies which involve substantial risks based on the fact that they are less diversified strategies and could be more vulnerable to structural economic and regulatory changes, or general market conditions. The less diversified nature of these strategies may cause their performance to be more volatile and result in the incurrence of greater losses during unprofitable periods as compared to a more diversified approach

Separately, Deephaven’s business also involves specific categories of trading and operational risk. For example, although Deephaven may attempt to hedge positions as part of its trading strategies, there is no assurance that adequate hedging opportunities will exist or that the hedges will be effective. Moreover, Deephaven relies to a material degree on its prime brokers to provide leverage, custody, execution and other services, but there is no assurance that the prime brokers will continue to provide the amount of leverage which they have in the past, or on the same terms, or provide any of the other services they currently provide, on a cost-effective basis. Deephaven also faces significant risk from the fact that any of its trading counterparties could fail, which would likely have the effect of greatly diminishing the value of the assets which are the subject of trades with that counterparty. Finally, if Deephaven does not appropriately structure its use of leverage, the losses the funds incur could be materially exacerbated.

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

•	Redemptions in our Asset Management business would harm our financial performance

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

On January 31, 2008, Deephaven announced that it has concluded that it is in the best interests of investors in the Event Fund that the Event Fund return investors’ capital. The closing of the Event Fund will result in a significant reduction in total assets under management in our Asset Management business and could have an adverse impact on the rest of Deephaven’s business, including its ability to attract and retain assets.

•	Poor performance of our Asset Management segment would cause a decline in our revenue and results of operations and may obligate us to repay incentive allocation fees previously paid to us

Our revenue from our Asset Management segment is derived principally from two sources: (1) management fees, calculated as a percentage of each Deephaven Fund’s monthly net assets; and (2) incentive allocation fees, based on the performance of the Deephaven Funds. The incentive allocation fees may increase or decrease during the year based on the performance of the Deephaven Funds. In the event that any of our Deephaven Funds perform poorly, our revenue and results of operations will decline. Depending on the relevant Deephaven Fund, incentive allocation fees are paid upon the close of each six-month performance period or twelve-month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once the Deephaven Fund’s relevant performance period has closed. If a Deephaven Fund with a six-month performance period incurs losses in the performance period ended December 31, the Company may make the determination at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six-month performance period ending June 30 of that year. In addition, in the event of poor performance, investors in the Deephaven Funds may withdraw their investments, which would result in a decline in our management fees and a reduced opportunity to earn incentive allocation fees.

At December 31, 2007, the Company held a corporate investment as a limited partner or non-managing member of approximately $83.7 million in the Deephaven Funds. A decline in the Deephaven Funds’ returns could also have a material adverse effect on the value of our corporate investment and our operating results.

•	Substantial competition could reduce our market share and harm our financial performance

We derive substantially all of our revenues from Global Markets and Asset Management activities. The market for these services is constantly evolving and intensely competitive, a trend that we expect will continue. We face direct competition in our Global Markets business primarily from global, national and regional broker-dealers, and also alternative trading systems, crossing networks, ECNs and dark liquidity pools. Competition is primarily on the basis of our execution standards (including price, liquidity, speed and other client-defined measures), client relationships, reputation, product and service offerings and technology. A number of our Global Markets competitors have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base. These competitors may be able to respond more quickly than we do to new or evolving opportunities and technologies, market changes, and client requirements and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. It is possible that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share.

In our Asset Management business we primarily compete with hedge funds and other asset management companies. Competition is based primarily on reputation, client relationships, the experience of the management team, investment strategies, risk profile, fee structures, historical fund returns and global presence. Many of our competitors may have substantially greater financial resources as well as larger research and trading staffs than those available to Deephaven. These greater resources may be a particularly important competitive advantage given the highly technical, quantitative analysis required for operating a multi-strategy asset management firm. Competitive investment activity by other firms tends to reduce the Deephaven Funds’ opportunity for profit. The amount of capital committed to alternative investment strategies (e.g., hedge funds) has increased dramatically during recent years. The profit potential of the Deephaven Funds may be materially reduced as a result of the proliferation of alternative investment entities in competition with Deephaven.

As a result of the above, there can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and operating results.

•	We could lose significant sources of revenues if we lose any of our major clients

At times, a limited number of Global Markets clients have accounted for a significant portion of our order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our Global Markets trading and market-making services to remain concentrated within a limited number of clients. None of our clients is contractually obligated to utilize us as a market-maker and, accordingly, these clients may direct their trading activities to other market-makers or market centers at any time. Some of these clients have purchased market-makers and specialist firms to internalize order flow. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our trading and market-making activities. In 2007, no client accounted for more than 10% of our total U.S. equity dollar value traded in our Global Markets segment. Our Asset Management segment also has a limited number of investors, and, as of December 31, 2007, one investor accounted for more than 10% of the Deephaven Funds’ assets under management. The loss, or a significant reduction, of demand for our services from any of these clients or investors could have a material adverse effect on our business, financial condition and operating results.

•	Our revenues may be negatively impacted by factors that adversely affect credit risks associated with our clearing brokers

As a market-maker of OTC and listed equities, we conduct the majority of our securities transactions as principal with broker-dealer and institutional counterparties located in the United States. We clear the majority of our securities transactions through unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. At any time a substantial portion of our assets are held at one or more clearing brokers and, accordingly, we are subject to credit risk with respect to such clearing brokers. One firm clears the majority of our trades and holds the majority of our assets within Global Markets. Consequently, we are reliant on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We are also dependent on the solvency of such clearing brokers. Any failure by the clearing brokers to adequately discharge their obligations on a timely basis, or failure by a clearing broker to remain solvent, or any event adversely affecting the clearing brokers, could have a material adverse effect on our business, financial condition and operating results.

•	We may incur substantial debt obligations pursuant to our new Credit Agreement that could restrict our operations

We may incur up to a maximum aggregate principal amount of $140.0 million of indebtedness under a three-year revolving credit facility (the “Credit Agreement”) we entered into in October 2007. As of December 31, 2007, we have borrowed $70.0 million under the Credit Agreement and may choose to borrow the remaining $70.0 million at any time prior to September 2010. The proceeds of the credit facility may be used to finance share purchases by the Company and for general corporate purposes. Incurring substantial indebtedness could have adverse consequences on us, including increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to compete with other less leveraged competitors and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, expansions and general corporate or other purposes; and exposing us to interest rate risk because the interest rate on borrowings under our revolving credit facility is variable.

Moreover, our ability to repay or refinance our debt will depend on our successful financial and operating performance. In addition, the Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of defaults. The Credit Agreement also contains financial covenants tied to the maintenance of financial ratios and metrics. These obligations may limit certain activities of the Company, including, but not limited to, certain mergers, acquisitions or dispositions of assets, repurchases of shares and payment of dividends, each above certain threshold amounts as set forth in the Credit Agreement. Our ability to satisfy certain of these covenants can be affected by a number of factors, many of which are beyond our control, and there can be no assurances that we will be able to satisfy them.

•	Risks and uncertainties regarding the Company’s substantially increased share repurchase program

On July 17, 2007, the Board of Directors approved an increase of $505.0 million in the authorization under the Company’s existing stock repurchase program. The pursuit and completion of the Company’s substantially increased share repurchase program is uncertain and subject to a variety of risks, including, without limitation, whether or not the Company will complete the share repurchase program during any particular time frame or at all, whether the Company’s cash flow from earnings and cash on hand will be sufficient to fund the share repurchase program, and the effect of pursuing the program on the Company’s balance sheet (including the potential use of cash on the Company’s balance sheet and possible incurrence of debt to finance the program). In addition, the pursuit of the program is subject to the impact of market conditions, trading restrictions, legal requirements and alternative requirements for available cash. It is possible that pursuing the program will limit the ability of the Company to pursue other needs and opportunities that may arise, such as capital expenditures, acquisitions and other opportunities to grow our business.

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

Capacity constraints, systems failures and delays may occur again in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response times resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer a loss of clients, including our largest clients, or a reduction in the growth of our client base, increased operating expenses, financial losses, litigation or other client claims, and regulatory sanctions or additional regulatory burdens.

We have developed business continuity capabilities that can be utilized in the event of a disaster or disruption. Since the timing and impact of disasters and disruptions are unpredictable, we have to be flexible in responding to actual events as they occur. Significant business disruptions can vary in their scope. A disruption might only affect the Company, a building housing the Company, a business district in which the Company is located, a city in which the Company is located or an entire region. Within each of these areas, the severity of the disruption can also vary from minimal to severe. The Company’s business continuity facilities are designed to allow us to substantially continue operations if we are prevented from accessing or utilizing our primary offices for an extended period of time. While the Company has employed significant steps to develop, implement and maintain reasonable business continuity plans, the Company cannot guarantee our systems will fully recover after a significant business disruption in a timely fashion. If we are prevented from using any of our current trading operations or any third party services, or if our business continuity operations do not work effectively, we may not have complete business continuity. This could have a material adverse effect on our business, financial condition and operating results.

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

In 2007, the Company recorded a benefit of $2.5 million, primarily due to the adjustment of previously recognized lease losses with respect to our 545 Washington Boulevard property in Jersey City, N.J. The Company entered into two sub-lease agreements in 2007 for 21,171 square feet for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-leases and the assumptions used in the calculation of the lease loss accrual. At December 31, 2007, we have approximately 57,000 square feet of unoccupied space remaining and the Company has engaged a real estate broker to sub-lease this excess space. The balance of the lease loss accrual from the unoccupied space was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2009, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

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

•

In Eagletech Communications Inc. et al. v. Citigroup, Inc. et al., initially filed in the Circuit Court, Broward County, Florida, the plaintiffs generally allege that the Company and approximately 20 securities firms participated in a scheme to manipulate Eagletech stock using methods such as naked short selling. The case was removed to the Federal Court for the Southern District of Florida, where it is currently pending.

•

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

•

In ATSI v. The Shaar Fund, Ltd. et al., which had been pending in the United States District Court for the Southern District of New York, the court dismissed, with prejudice, the claims against the Company, and plaintiffs appealed to the Second Circuit Court of Appeals. The Second Circuit affirmed in all respects the District Court’s dismissal of the complaint and denial of leave to replead.

KEM Trading Dispute Arbitration—On February 28, 2005, KEM filed an arbitration claim with NASD Dispute Resolution, Inc. against a trading counterparty and one of its registered representatives seeking recovery of approximately $6.5 million, representing the amount KEM believed it was owed by this counterparty in a trading dispute regarding the counterparty’s receipt of dividends on stocks traded for same-day settlement during the ex-dividend period (the “KEM Trading Dispute Arbitration”). In March 2005, a customer of the counterparty in the KEM Trading Dispute Arbitration filed an action in New York State Supreme Court against KEM seeking declaratory relief that the customer is the rightful owner of the dividends paid to them. In October 2005, KEM’s counterparty asserted claims in the KEM Trading Dispute Arbitration in the nature of an interpleader against its customer and KEM, requesting that the panel determine the rights to the disputed dividends. KEM asserted counterclaims in the Supreme Court action. In January 2008, the parties reached a settlement in these matters.

Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al.—In January 2004, thirty-five securities firms, including the Company and its former operating subsidiary, Knight Financial Products LLC (collectively the “market-maker defendants”), as well as four options exchanges, were named in a complaint filed in the United States District Court for the Northern District of Illinois. The plaintiffs in the action allegedly submitted orders to buy and sell options on the four named options exchanges, and the market-maker defendants were prospective and/or actual counterparties to those orders. The plaintiffs allege that during the period from September 11, 2000 through the present day the market-maker defendants, among other things, failed to provide a competitive and orderly market for the purchase and sale of the options and issued false and misleading price quotations that deceived the plaintiffs. The plaintiffs allege that this conduct violated certain sections of the Sherman and Clayton Acts, the federal securities laws and Illinois state law, and also should result in common law liability. The plaintiffs requested unspecified monetary damages and injunctive relief. On or about March 30, 2005, the court dismissed the complaint with prejudice and entered judgment against the plaintiffs. Plaintiffs moved to vacate the judgment and for reconsideration of the dismissal. The court then permitted plaintiffs to file an amended complaint and to add additional parties as plaintiff. Defendants moved to dismiss the amended complaint. In September 2006, the District Court dismissed, with prejudice, the federal causes of action in the consolidated complaint, and dismissed without prejudice, for lack of jurisdiction, the state law causes of action in the consolidated complaint. Judgment was entered by the court in September 2006. Thereafter, plaintiffs filed post-trial motions seeking reconsideration of the court’s decision and requesting the court to vacate its judgment. On March 23, 2007, the court granted plaintiffs’ motion for reconsideration in part, by allowing them to file an amended complaint against the market-maker defendants, but not against the options exchanges. The amended complaint, filed April 5, 2007, alleges federal claims based on the Securities Exchange Act of 1934 and state law claims based on Illinois statutory and common law. On May 25, 2007, the Company and Knight Financial Products LLC answered the amended complaint, denying liability. On June 13, 2007, the court established a discovery schedule. On November 27, 2007, the defendants moved for reconsideration of the March 23, 2007 order permitting plaintiffs to file the amended complaint, and for dismissal of the amended complaint. On February 7, 2008, the court reconsidered its March 23, 2007 order and dismissed certain defendants but not others. Knight Financial Products LLC was not among the dismissed defendants, and remains in the case. Discovery is proceeding. Knight intends to defend this action vigorously.

Gurfein etc. v. Ameritrade, Inc. et al.—This putative class action was filed in the United States District Court for the Southern District of New York in December 2004, alleging that the Company, various specialist firms, broker-dealers and the American Stock Exchange violated common law and the securities laws by, among other things, failing to execute limit orders for options at quoted prices and by executing market orders for options at prices less favorable than the actual market price. The plaintiff seeks unspecified monetary damages and injunctive relief. The Company has sought indemnification for this matter under contractual arrangements with a third party, although there is no guarantee that it will be successful in obtaining such indemnification. In January 2006, the court dismissed the case with prejudice against the American Stock Exchange and without prejudice against the remaining defendants. In March 2006, plaintiff filed a Second Amended Complaint. The Second Amended Complaint asserted no claim against any Knight defendant. The Second Amended Complaint was dismissed against the only remaining defendant, Ameritrade. Following the dismissal of the Third Amended Complaint, which likewise only named Ameritrade as a defendant, plaintiffs noticed an appeal of the trial court’s decisions on the motions to dismiss, which included the Knight defendants, but thereafter did not pursue its appeal against any of the Knight defendants. Thus, the Knight defendants have been dismissed from the action and no appeal has been perfected against them.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in March 2005, NASD announced that it had charged Kenneth Pasternak, former CEO of KSLP, and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.” Pursuant to a decision dated April 11, 2007, the majority of a NASD Hearing Panel found that Pasternak and Leighton failed to supervise KSLP’s Institutional Sales Department reasonably during the period of January 1999 to September 2000 in violation of NASD rules. Pasternak and Leighton were each fined $100,000. Pasternak was suspended in all supervisory capacities for two years and Leighton was barred in all supervisory capacities. On or about May 3, 2007, Pasternak and Leighton each filed a Notice of Appeal from the NASD Hearing Panel’s decision. In May 2007, the NASD filed a Notice of Cross-Appeal from the NASD Hearing Panel’s decision. This matter is expected to be heard in April 2008 by FINRA’s National Adjudicatory Council. In August 2005, the SEC announced that it had filed a civil fraud action in the United States District Court for the District of New Jersey against Kenneth Pasternak and John Leighton. The SEC matter is currently scheduled for trial in May 2008.

In 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its subsidiary, Knight Financial Products LLC, during the period of time that the subsidiary conducted the Derivative Markets business prior to its sale by the Company in December 2004. The Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period from 1999 to 2005. The Company responded to this request and is cooperating with the staff of the SEC and certain regional exchanges to resolve this matter. For further information regarding this matter, see Footnote 14 “Regulatory Charges and Related Matters,” in Part II, Item 8 “Financial Statements and Supplementary Data” included in this document.

Other Matters

In addition to the matters described above, in the normal course of business, the Company has been named, from time to time, as a defendant or respondent in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its business activities. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. From time to time, Deephaven may be a plaintiff in suits filed in federal or state courts taken in support of activist or other investments made by one of the funds managed by Deephaven. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty the eventual loss, or range of loss, or the range of potential recovery, related to such matters. The Company is contesting liability and/or the amount of damages in each pending matter.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is listed on the NASDAQ Global Select Market under the symbol “NITE”. Public trading of our Class A Common Stock commenced on July 8, 1998. The following table sets forth, for the past two years, the high and low quarterly sales price per share of the Class A Common Stock as reported by the NASDAQ Global Select Market:

2007	High	Low

First Quarter	$21.47	$15.13
Second Quarter	18.26	15.85
Third Quarter	16.80	11.65
Fourth Quarter	14.49	12.24

2006
First Quarter	14.09	8.99
Second Quarter	17.40	13.15
Third Quarter	18.47	13.75
Fourth Quarter	20.51	15.98

The closing sale price of our Class A Common Stock as reported by the NASDAQ Global Select Market on February 27, 2008, was $17.24 per share. As of that date there were approximately 662 holders of record of our Class A Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by our transfer agent, there are approximately 33,500 beneficial holders of our Class A Common Stock.

We have never declared or paid a cash dividend on our Class A Common Stock. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many other factors, including, but not limited to, our results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

The following table contains information about our purchases of Class A Common Stock during the fourth quarter of 2007 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2007 - October 31, 2007	67	$12.69	25	$462,880

November 1, 2007 - November 30, 2007	3,543	13.13	3,541	416,388

December 1, 2007 - December 31, 2007	3,088	13.80	3,087	373,802

Total	6,698	13.43	6,653

(1)

On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.

Equity Compensation Plan Information

In accordance with SEC rules, the following table sets forth certain information as of December 31, 2007, regarding the Company’s equity compensation plans for stock-based awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)
	(In thousands, except weighted-average exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,716	$12.11	11,672
Equity compensation plans not approved by security holders	—	$0.00	—

Total	5,716	$12.11	11,672

(1)	Securities remaining available for future issuance under equity compensation plans approved by security holders include 1,556,637 shares under the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, 4,839,767 shares under the Knight Capital Group, Inc. 2003 Equity Incentive Plan, 5,226,129 shares under the Knight Capital Group, Inc. 2006 Equity Incentive Plan and 49,567 shares under the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan. These plans are discussed further in Footnote 11, “Stock-Based Compensation” to the Company’s Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data”.

Item 6.    Selected Financial Data

The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight Capital Group, Inc. and the Notes thereto included elsewhere in this document. The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2007, 2006 and 2005 and the Consolidated Statements of Financial Condition Data at December 31, 2007 and 2006 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2004 and 2003 and the Consolidated Statements of Financial Condition Data at December 31, 2005, 2004 and 2003 are derived from Consolidated Financial Statements not included in this document.

	For the years ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data (1):	(In thousands, except per share amounts)
Revenues
Commissions and fees	$447,495	$410,394	$296,441	$276,011	$163,147
Net trading revenue	286,199	243,761	165,614	250,993	290,938
Asset management fees	116,777	213,888	89,227	77,658	57,903
Interest, net	17,378	16,027	9,019	4,647	3,657
Non-operating gain from subsidiary stock issuance	8,757	—	—	—	—
Investment income and other, net	28,718	72,219	74,541	16,441	30,264

Total revenues	905,324	956,289	634,842	625,750	545,909

Transaction-based expenses
Execution and clearance fees	120,261	106,908	99,427	111,788	102,659
Soft dollar and commission recapture expense	61,367	70,537	63,890	60,118	9,986
Payments for order flow and ECN rebates	54,564	42,191	21,220	36,632	32,179

Total transaction-based expenses	236,192	219,636	184,537	208,538	144,824

Revenues, net of transaction-based expenses	669,132	736,653	450,305	417,212	401,085
Other direct expenses
Employee compensation and benefits	346,476	352,353	229,460	244,550	206,860
Communications and data processing	36,956	33,120	32,513	28,896	27,992
Depreciation and amortization	22,075	20,641	16,355	14,248	19,385
Professional fees	19,360	20,568	19,555	14,915	10,993
Business development	15,997	14,343	6,419	8,269	7,160
Occupancy and equipment rentals	14,083	13,536	13,554	16,852	17,449
Writedown of assets and lease loss accrual	(2,470)	8,480	10,055	3,810	16,508
Regulatory charges and related matters	—	—	5,703	79,342	—
Other	15,418	17,101	11,541	6,844	11,152

Total other direct expenses	467,895	480,142	345,155	417,726	317,499

Income (loss) before income taxes and discontinued operations	201,237	256,511	105,150	(514)	83,586
Income tax expense	77,560	98,165	38,912	9,258	32,497

Net income (loss) from continuing operations	$123,677	$158,346	$66,238	$(9,772)	$51,089
(Loss) income from discontinued operations, net of tax	$(1,437)	$—	$122	$100,904	$(13,016)

Net income	$122,240	$158,346	$66,360	$91,132	$38,073

Basic earnings per share from continuing operations	$1.27	$1.56	$0.64	$(0.09)	$0.46

Diluted earnings per share from continuing operations	$1.23	$1.49	$0.62	$(0.08)	$0.43

Basic earnings per share from discontinued operations	$(0.01)	$—	$—	$0.90	$(0.12)

Diluted earnings per share from discontinued operations	$(0.01)	$—	$—	$0.86	$(0.11)

Basic earnings per share	$1.26	$1.56	$0.64	$0.81	$0.34

Diluted earnings per share	$1.21	$1.49	$0.62	$0.77	$0.32

Shares used in computation of basic earnings per share	97,050	101,420	103,456	112,423	112,023

Shares used in computation of diluted earnings per share	100,796	106,243	106,882	117,636	117,750

	December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$222,435	$214,760	$230,591	$445,539	$249,998
Securities owned, held at clearing brokers, at market value	412,565	711,775	380,367	254,473	201,239
Investment in Deephaven sponsored funds	83,732	187,573	281,657	215,330	197,605
Assets within discontinued operations	—	—	—	—	2,938,223
Total assets	1,755,813	2,028,215	1,416,016	1,394,020	3,960,228
Securities sold, not yet purchased, at market value	335,280	693,071	345,457	221,421	173,119
Liabilities within discontinued operations	—	—	—	—	2,808,167
Long term debt	70,000	—	—	—	—
Total stockholders’ equity	885,378	962,487	823,448	851,202	787,096

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

•

Asset Management—Our Asset Management business, Deephaven, is a global, multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $3.9 billion as of December 31, 2007, down from $4.2 billion of assets under management as of December 31, 2006.

•

Global Markets—Our Global Markets business provides market access and trade execution services in nearly every U.S. equity security and a large number of international securities, futures, options, foreign exchange and fixed income. We offer high quality trade executions through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support alpha creation and capital formation.

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

In December 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. In accordance with GAAP, the results of this segment have been included within discontinued operations. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 16 “Discontinued Operations” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Income from continuing operations before income taxes (“Pre-Tax Earnings”) of our segments and on a consolidated basis (in millions):

	For the years ended December 31,
	2007	2006	2005
Asset Management
Revenues	$118.2	$214.9	$89.8
Expenses	101.7	140.0	69.0

Pre-Tax Earnings	16.5	74.8	20.8

Global Markets
Revenues	751.4	674.8	470.9
Expenses	571.1	524.5	435.8

Pre-Tax Earnings	180.4	150.3	35.1

Corporate
Revenues	35.7	66.6	74.2
Expenses	31.3	35.3	24.9

Pre-Tax Earnings	4.3	31.4	49.3

Consolidated
Revenues	905.3	956.3	634.8
Expenses	704.1	699.8	529.7

Pre-Tax Earnings	$201.2	$256.5	$105.2

Totals may not add due to rounding

Consolidated Revenues in 2007 decreased $51.0 million, or 5.3% from 2006, while consolidated Expenses increased $4.3 million or 0.6% from 2006. Overall, Consolidated Pre-Tax Earnings decreased $55.3 million, or 21.5% from 2006.

The changes in our Pre-Tax Earnings by segment from 2006 to 2007 are summarized as follows:

•

Asset Management—Our 2007 Pre-Tax Earnings from Asset Management were down $58.3 million, or 77.9% from 2006, primarily due to lower incentive allocation fees as a result of lower fund returns, offset in part, by lower profitability-based bonuses and higher management fees as a result of higher average assets under management.

•

Global Markets—Our 2007 Pre-Tax Earnings from Global Markets were up $30.1 million, or 20.0% from 2006, primarily due to the higher dollar value traded and greater trade volumes, offset by a decrease in revenue capture per U.S. equity dollar value traded.

•

Corporate—Our 2007 Pre-Tax Earnings from our Corporate segment were down $27.0 million, or 86.1% from 2006, primarily due to lower returns on our corporate investment as a limited partner or non-managing member in the Deephaven Funds and the absence of gains on the sales of a portion of our investments in the International Securities Exchange, Inc. (“ISE”) which were recognized in 2006, offset by the gain related to the transfer and sale of equity interests in Direct Edge ECN during the third quarter of 2007.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, introductions of or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; the composition of our order flow; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; performance of the asset management investment strategies; the addition or loss of executive management and asset management, sales and trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions. Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share, growth and profitability in our Global Markets segment and increases in our fund returns and assets under management in our Asset Management segment. If demand for our services declines in either of our two operating business segments due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue or be able to return to the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

Trends

Global Economic Trends

Our businesses are affected by conditions in the global financial markets and worldwide economic conditions. The global financial market environment was generally favorable during the first half of 2007. These favorable conditions resulted from a number of factors including strong equity markets, continued strong gross domestic product in most major economies, tightening credit spreads, minimal interest rate actions by major central banks and active trading volumes.

During the second half of 2007, there was significant and broad-based illiquidity in the residential real estate and credit markets. Concerns about the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate considerably over the course of the third and fourth quarters of 2007, with increased volatility, significant spread widening and lower levels of liquidity and price transparency for certain products.

In addition, during the second half of 2007, risk aversion escalated following rating agency downgrades of certain credit products which, in part, led to many market participants re-pricing assets and taking large write-downs.

Trends Affecting Our Company

We believe that our businesses are affected by the aforementioned global economic trends. Some of the specific trends that impact our operations, financial condition and results of operations are:

•

Broker-dealer clients continue to focus on statistics measuring the quality of equity executions (including speed of execution and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market-makers have increased the level of automation within their operations. Over the past several years, the greater focus on execution quality has resulted in greater competition in the marketplace, which, along with market structure changes and market conditions, has negatively impacted the revenue capture metrics of the Company and other market-making firms.

•

Retail equity transaction volumes executed by broker-dealers have fluctuated over the past few years due to retail investor sentiment, market conditions and a variety of other factors. Retail equity transaction volumes may not be sustainable and are not predictable.

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

•

Market structure changes, competition and market conditions have triggered an industry shift toward market-makers charging explicit commissions or commission equivalents to institutional clients for executions in OTC securities. For the majority of our institutional client orders, we charge explicit fees in the form of commissions or commission equivalents. Institutional commission rates have fallen in the past few years due to competitive forces and increased electronic trading, and may continue to fall in the future.

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

•

There has been continued scrutiny of market-makers, specialists, hedge funds and soft dollar practices by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future and could materially impact the Company’s revenues and profitability. For example, FINRA proposed rules regarding the OTC Bulletin Board markets which would require that all non-NASDAQ securities be subject to limit order protection.

•

There continues to be growth in equity electronic trading, as evidenced by increased volumes in direct market access platforms, algorithmic and program trading, and ECNs and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow.

•	There has been a proliferation of alternative investment entities, which has had the effect of materially increasing competition for investor assets.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from Global Markets and Asset management fees from Asset Management.

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of Direct Trading, Hotspot and Knight BondPoint and the growth of our soft dollar and commission recapture activity.

Trading profits and losses on principal transactions are included within Net trading revenue. These revenues are primarily affected by changes in the amount and mix of U.S. equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, developing and enhancing our quantitative models, volatility in the marketplace, our mix of sell- and buy-side clients, and regulatory changes and evolving industry customs and practices.

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of management fees, calculated as fixed percentages of assets under management, and incentive allocation fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any. Incentive allocation fees may be negative in certain interim periods if the funds or managed accounts lose money for such period; however, such fees will not be negative on a year-to date basis.

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

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to NASDAQ and other exchanges and regulatory bodies, and execution fees paid to third parties, primarily for executing trades on the NYSE and other exchanges, and for executing orders through third party ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to ECNs, exchanges and certain regulatory bodies.

Soft dollar and commission recapture expense represent payments to institutions in connection with our soft dollar and commission recapture programs. Soft dollar and commission recapture expense fluctuates based on U.S. equity share volume executed on behalf of institutions.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and rebates for providing liquidity to Direct Edge ECN, which was included as a consolidated subsidiary in the Consolidated Statements of Operations for all periods presented until September 28, 2007 (the “Deconsolidation Date”). Payments for order flow and ECN rebates fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow and ECN rebates also fluctuate based on U.S. equity share volume, our profitability and the mix of market orders and limit orders.

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

Results of Operations

The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the years ended December 31,
	2007	2006	2005
Revenues
Commissions and fees	49.4%	42.9%	46.7%
Net trading revenue	31.6%	25.5%	26.1%
Asset management fees	12.9%	22.4%	14.1%
Interest, net	1.9%	1.7%	1.4%
Non-operating gain from subsidiary stock issuance	1.0%	0.0%	0.0%
Investment income and other, net	3.2%	7.6%	11.7%

Total revenues	100.0%	100.0%	100.0%

Transaction-based expenses
Execution and clearance fees	13.3%	11.2%	15.7%
Soft dollar and commission recapture expense	6.8%	7.4%	10.1%
Payments for order flow and ECN rebates	6.0%	4.4%	3.3%

Total transaction-based expenses	26.1%	23.0%	29.1%

Revenues, net of transaction-based expenses	73.9%	77.0%	70.9%

Other direct expenses
Employee compensation and benefits	38.3%	36.8%	36.1%
Communications and data processing	4.1%	3.5%	5.1%
Depreciation and amortization	2.4%	2.2%	2.6%
Professional fees	2.1%	2.2%	3.1%
Business development	1.8%	1.5%	1.0%
Occupancy and equipment rentals	1.6%	1.4%	2.1%
Writedown of assets and lease loss accrual	(0.3)%	0.9%	1.6%
Regulatory charges and related matters	0.0%	0.0%	0.9%
Other	1.7%	1.8%	1.8%

Total other direct expenses	51.7%	50.2%	54.4%

Income from continuing operations before income taxes	22.2%	26.8%	16.6%
Income tax expense	8.6%	10.3%	6.1%

Income from continuing operations	13.7%	16.6%	10.5%
(Loss) income from discontinued operations, net of tax	(0.2)%	0.0%	0.0%

Net income	13.5%	16.6%	10.5%

Percentages may not add due to rounding.

Years Ended December 31, 2007 and 2006

Revenues

Asset Management

	For the years ended December 31,
	2007	2006	Change	% of Change
Incentive allocation fees (millions)	$72.4	$178.4	$(105.9)	–59.4%
Management fees (millions)	44.3	35.5	8.8	24.9%
Interest income and other (millions)	1.4	1.0	0.5	48.5%

Total Revenues from Asset Management (millions)	$118.2	$214.9	$(96.6)	–45.0%

Average month-end balance of assets under management (millions)	$4,087.8	$3,420.4	$667.4	19.5%
Annual fund return to investors*	6.8%	22.8%	–16.0%	–70.3%

*	Annual fund return represents the blended annual return across all assets under management.
–	Totals may not add due to rounding.

Total revenues from the Asset Management segment, which primarily consists of management fees and incentive allocation fees, decreased 45.0% to $118.2 million in 2007, from $214.9 million in 2006. The decrease is primarily due to lower incentive allocation fees as a result of decreased fund returns offset, in part, by an increase in management fees due to higher average assets under management. The average month-end balance of assets under management increased to $4.1 billion in 2007, from $3.4 billion in 2006. The blended annual fund return across all assets under management for 2007 was a gain of 6.8%, down from a gain of 22.8% in 2006. The returns for 2007 were affected by the macro-economic environment, particularly in the second half of the year, which resulted in limited profit opportunities for the various investment strategies.

Global Markets

The results of our Global Markets segment for the year ended December 31, 2007 include the full year results of KEM, KCM, Direct Trading, Hotspot, Knight BondPoint and KEMIL. The results of Direct Edge ECN are consolidated through the Deconsolidation Date and are recorded under the equity method within the Corporate segment subsequent to the Deconsolidation Date.

The results of our Global Markets segment for the year ended December 31, 2006 include the full year results of KEM, KCM, Direct Trading, KEMIL and Direct Edge ECN. Hotspot was acquired in April 2006 and Knight BondPoint in October 2006. The results of Hotspot and Knight BondPoint are consolidated from their respective acquisition dates for the year ended December 31, 2006.

	For the years ended December 31,
	2007	2006	Change	% of Change
Commissions and fees (millions)	$447.5	$410.4	$37.1	9.0%
Net trading revenue (millions)	286.2	243.8	42.4	17.4%
Interest, net (millions)	14.5	12.2	2.4	19.4%
Investment income and other, net (millions)	3.2	8.4	(5.2)	–62.1%

Total Revenues from Global Markets (millions)	$751.4	$674.8	$76.7	11.4%

U.S equity dollar value traded ($ billions)	3,178.6	2,033.6	1,145.1	56.3%
U.S. equity trades executed (millions)	332.9	225.5	107.4	47.6%
Nasdaq and Listed equity shares traded (billions)	113.6	94.3	19.3	20.4%
OTC Bulletin Board and Pink Sheet shares traded (billions)	821.8	1,063.1	(241.3)	–22.7%
Average revenue capture per U.S. equity dollar value traded (bps)	1.6	2.1	(0.5)	–25.2%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 11.4% to $751.4 million in 2007, from $674.8 million in 2006. Revenues in 2007 were positively impacted by higher dollar value traded, greater trade volumes and improved results from electronic quantitative trading efforts, offset in part by a decrease in revenue capture per U.S. equity dollar value traded and lower share volume in OTC Bulletin Board and Pink Sheet shares. Revenues were also positively impacted by the growth of Direct Edge ECN through the Deconsolidation Date as well as Hotspot and Knight BondPoint.

Average revenue capture per U.S. equity dollar value traded was 1.6 basis points (“bps”) in 2007, down from 2.1 bps in 2006. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in volumes from a new broker-dealer client base as well as a decrease in the OTC Bulletin Board and Pink Sheet shares traded. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $500.8 million and $434.6 million in 2007 and 2006, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge ECN, Hotspot and Knight BondPoint.

Corporate

	For the years ended December 31,
	2007	2006	Change	% of Change
Total Revenues from Corporate (millions)	$35.7	$66.6	$(31.0)	–46.5%

Average month-end corporate investment balance in the Deephaven Funds (millions)	$196.5	$230.2	$(33.6)	–14.6%

Total revenues from the Corporate segment, which primarily represents income from our corporate investments as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased 46.5% to $35.7 million, from $66.6 million in 2006. Income from our corporate investments in the Deephaven Funds decreased to $17.8 million in 2007, down from $34.2 million in 2006. This decrease was due to lower returns on a decreased average monthly investment balance. Included in 2007 is a non-operating pre-tax gain of $8.8 million related to the issuance of equity interests in Direct Edge and a realized gain of $4.2 million from the Company’s sale of a portion of its ownership in Direct Edge, while included in 2006 is a pre-tax gain of $30.1 million related to the sale of part of the Company’s equity investment in the ISE.

Transaction-based expenses

Execution and clearance fees increased 12.5% to $120.3 million in 2007 from $106.9 million in 2006, primarily due to higher trade volumes and increased business at Direct Edge ECN offset in part, by lower clearing rates and more efficient trading. As a percentage of total revenue, Execution and clearance fees increased to 13.3% in 2007, from 11.2% in 2006. These costs increased as a percentage of revenue primarily due to the decrease in revenues from Asset Management, which have no associated execution and clearance fees. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions. Soft dollar and commission recapture expense decreased 13.0% to $61.4 million in 2007, from $70.5 million in 2006, due to lower soft dollar volumes.

Payments for order flow and ECN rebates increased 29.3% to $54.6 million in 2007 from $42.2 million in 2006. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 6.0% in 2007 from 4.4% in 2006. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and increased third party volumes within Direct Edge ECN.

Other direct expenses

Employee compensation and benefits expense decreased 1.7% to $346.5 million in 2007 from $352.4 million in 2006. As a percentage of total revenue, Employee compensation and benefits increased to 38.3% in 2007 from 36.8% in 2006. The decrease on a dollar basis was primarily due to lower profitability-based bonuses at Deephaven, offset by an increase in the number of employees. The number of full time employees in our continuing operations increased to 868 employees at December 31, 2007, from 844 employees at December 31, 2006, primarily related to expansion of our Asset Management and Global Markets offerings in 2007, offset in part by the reduction due to the deconsolidation of Direct Edge ECN.

Communications and data processing expense increased 11.6% to $37.0 million in 2007 from $33.1 million in 2006. Depreciation and amortization expense increased 6.9% to $22.1 million from $20.6 million in 2006, due to the purchase of additional fixed assets and additional expense related to the amortization of intangible assets in connection with our acquisitions of Hotspot and Knight BondPoint.

Professional fees decreased 5.9% to $19.4 million, from $20.6 million in 2006. The decrease in 2007 was primarily due to decreases in legal expenses, which fluctuate based on the activity relating to various legal and regulatory proceedings offset, in part, by higher consulting expenses.

Business development expense increased 11.5% to $16.0 million in 2007 from $14.3 million in 2006. The primary reason for the increase was higher expenses related to the corporate brand campaign, marketing and travel and entertainment costs.

Occupancy and equipment rentals expense increased to $14.1 million in 2007 from $13.5 million in 2006.

In 2007, the Company recorded a benefit of $2.5 million primarily due to the adjustment of previously recognized lease losses with respect to our 545 Washington Boulevard property in Jersey City, N.J. During 2007, the Company entered into two sub-lease agreements for a portion of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-leases and the assumptions previously used in the calculation of the lease loss accrual. In 2006, the Company incurred a charge of $8.5 million in writedowns of assets and lease loss accruals primarily relating to costs associated with excess real estate capacity in Jersey City, N.J.

Other expenses decreased to $15.4 million in 2007 from $17.1 million in 2006. Other expenses in 2006 include a short swing profit settlement of approximately $2.8 million relating to trading by two Deephaven funds in the shares of a company while the funds owned in aggregate more than 10% of the outstanding shares of the stock of that company.

Our effective tax rate for 2007 from continuing operations of 39% differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Years Ended December 31, 2006 and 2005

Revenues

Asset Management

	For the years ended December 31,
	2006	2005	Change	% of Change
Incentive allocation fees (millions)	$178.4	$54.4	$124.0	227.7%
Management fees (millions)	35.5	34.8	0.7	2.0%
Interest income and other (millions)	1.0	0.5	0.4	81.2%

Total Revenues from Asset Management (millions)	$214.9	$89.8	$125.1	139.3%

Average month-end balance of assets under management (millions)	$3,420.4	$3,291.1	$129.3	3.9%
Annual fund return to investors*	22.8%	7.2%	15.6%	218.4%

*	Annual fund return represents the blended annual return across all assets under management.

Total revenues from the Asset Management segment, which primarily consists of management fees and incentive allocation fees, increased 139.3% to $214.9 million in 2006, from $89.8 million in 2005. The increase is primarily due to higher incentive allocation fees as a result of increased fund returns and higher assets under management. The average month-end balance of assets under management increased to $3.4 billion in 2006, from $3.3 billion in 2005. The blended annual fund return across all assets under management for 2006 was a gain of 22.8%, up from a gain of 7.2% in 2005.

Global Markets

The results of our Global Markets segment for the year ended December 31, 2006 include the full year results of KEM, KCM, Direct Trading, KEMIL and Direct Edge ECN. Hotspot was acquired in April 2006 and Knight BondPoint in October 2006. The results of Hotspot and Knight BondPoint are consolidated from their respective acquisition dates for the year ended December 31, 2006.

The results of our Global Markets segment for the year ended December 31, 2005 include the full year results of KEM, KCM, and KEMIL. Direct Trading was acquired in June 2005 and Direct Edge ECN in October 2005. The results of Direct Trading and Direct Edge ECN are consolidated from their respective acquisition dates for the year ended December 31, 2005.

	For the years ended December 31,
	2006	2005	Change	% of Change
Commissions and fees (millions)	$410.4	$296.4	$114.0	38.4%
Net trading revenue (millions)	243.8	165.6	78.1	47.2%
Interest, net (millions)	12.2	6.6	5.5	83.6%
Investment income and other, net (millions)	8.4	2.2	6.2	283.2%

Total Revenues from Global Markets (millions)	$674.8	$470.9	$203.9	43.3%

U.S equity dollar value traded ($ billions)	2,033.6	1,882.2	151.4	8.0%
U.S. equity trades executed (millions)	225.5	204.1	21.4	10.5%
Nasdaq and Listed equity shares traded (billions)	94.3	106.3	(12.0)	–11.3%
OTC Bulletin Board and Pink Sheet shares traded (billions)	1,063.1	718.8	344.3	47.9%
Average revenue capture per U.S. equity dollar value traded (bps)	2.1	1.8	0.4	21.6%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 43.3% to $674.8 million in 2006, from $470.9 million in 2005. Revenues in 2006 were positively impacted by improved market conditions, higher dollar volumes, an increase in revenue capture per U.S. equity dollar value traded, the expansion of our electronic trading effort and the automation of executions of most of our broker-dealer order flow. Revenues in 2006 were also positively impacted by the addition of Direct Trading, Direct Edge ECN, Hotspot and Knight BondPoint. Revenues were also positively impacted by new fees charged to clients in connection with certain transaction-based regulatory costs incurred by the Company. These fees increased Commissions and fees by $19.2 million in 2006. Approximately $9.4 million of these fees are related to client transaction activity in 2006 while the remaining $9.8 million related to client transaction activity in 2005 and prior years.

Average revenue capture per U.S. equity dollar value traded was 2.1 bps in 2006, up from 1.8 bps in 2005. Core Equity Revenues were $434.6 million and $330.4 million in 2006 and 2005, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge ECN, Hotspot and Knight BondPoint.

Corporate

	For the years ended December 31,
	2006	2005	Change	% of Change
Total Revenues from Corporate (millions)	$66.6	$74.2	$(7.5)	–10.1%

Average month-end corporate investment balance in the Deephaven Funds (millions)	$230.2	$272.6	$(42.5)	–15.6%

Total revenues from the Corporate segment, which primarily represents income from our corporate investments in the Deephaven Funds and other strategic investments, decreased 10.1% to $66.6 million, from $74.2 million in 2005. Included in 2006 is a pre-tax gain of $30.1 million related to the sale of the remaining portion of the Company’s equity investment in the ISE. In 2005, the Company sold 70% of its original equity ownership of the ISE and its entire NASDAQ equity investment, which resulted in pre-tax gains of $34.2 million and $21.7 million, respectively. Income from our corporate investments in the Deephaven Funds rose 109.4% to $34.2 million in 2006 from $16.3 million in 2005. This increase was due to a higher average return on investment, offset in part by a lower average investment balance.

Transaction-based expenses

Execution and clearance fees increased 7.5% to $106.9 million in 2006, from $99.4 million in 2005. As a percentage of total revenue, Execution and clearance fees decreased to 11.2% in 2006, from 15.7% in 2005. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions. Soft dollar and commission recapture expense increased 10.4% to $70.5 million in 2006, from $63.9 million in 2005, primarily due to the inclusion of a full year’s results from Direct Trading in 2006.

Payments for order flow and ECN rebates increased to $42.2 million in 2006, from $21.2 million in 2005. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 4.4% in 2006, from 3.3% in 2005. This expense increased primarily due to increased profitability-based rebates paid to broker-dealers and the full year inclusion of, and higher volumes within, Direct Edge ECN.

Other direct expenses

Employee compensation and benefits expense increased 53.6% to $352.4 million in 2006, from $229.5 million in 2005. The increase was primarily due to stronger overall results, which led to higher profitability-based compensation, as well as additional compensation related to Direct Trading, Direct Edge ECN, Hotspot and Knight BondPoint. As a percentage of total revenue, Employee compensation and benefits increased slightly to 36.8% in 2006 from 36.1% in 2005. The number of full time employees in our continuing operations increased to 844 employees at December 31, 2006, from 720 employees at December 31, 2005, primarily due to the acquisitions of Hotspot and Knight BondPoint.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities, short term receivables and corporate investments as a limited partner or non-managing member in our Deephaven Funds. As of December 31, 2007, we had $1.8 billion in assets, 64% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers, asset management fees receivable and securities owned. Asset management fees receivable includes incentive allocation fees and management fees earned for sponsoring and managing the Deephaven Funds. In December 2007, due to the negative performance of certain Deephaven funds in the second half of 2007, we repaid approximately $19.0 million in incentive allocation fees previously collected from investors. Receivable from Deephaven sponsored funds represents a redemption of a portion of our corporate investment in the Deephaven Funds that was effective December 31, 2007 but had not been received until January 2008. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in NASDAQ, on the OTC Bulletin Board and on the NYSE and AMEX markets.

Deferred compensation investments consists of investments held by the Company, including investments as a limited partner or non-managing member in the Deephaven Funds, related to deferred compensation plans for the benefit of Knight’s employees and directors. Other assets primarily represent deferred tax assets, deposits and miscellaneous receivables.

Total assets decreased $272.4 million, or 13.4%, from $2.0 billion at December 31, 2006 to $1.8 billion at December 31, 2007. Total liabilities decreased $195.3 million, or 18.3%, from $1.1 billion at December 31, 2006 to $870.4 million at December 31, 2007. The majority of the decrease in assets and liabilities relate to decreases in Securities owned and Securities sold, not yet purchased arising from a decrease in the size of the securities inventory utilized in our market making activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions and our pre-determined risk limits. Investment in Deephaven sponsored funds decreased $103.8 million, from $187.6 million at December 31, 2006 to $83.7 million primarily due to $120.0 million in redemptions, of which $85.0 million was recorded as a Receivable from Deephaven sponsored funds as of December 31, 2007. Deferred compensation investments increased by $53.9 million, from $31.6 million at December 31, 2006 to $85.5 million at December 31, 2007 due to additional investments for the benefit of Knight’s employees primarily related to prior year bonuses. Other assets increased by $45.2 million, or 53.3%, from $84.8 million at December 31, 2006 to $130.0 million at December 31, 2007 due to an increase in deferred tax assets, primarily related to our employee and director deferred compensation plans.

Long term debt of $70.0 million at December 31, 2007 represented the draw down of a portion of our $140.0 million credit facility. Stockholders’ equity decreased by $77.1 million, from $962.5 million at December 31, 2006 to $885.4 million at December 31, 2007. The decrease in Stockholders’ equity from December 31, 2006 was a result of our stock repurchases during 2007, offset by net income earned in 2007.

Liquidity and Capital Resources

Historically, we have financed our business primarily through cash generated by operations, as well as the proceeds from our stock issuances and, in 2004, from the proceeds of the sale of our Derivative Markets segment and, in 2007, from the proceeds from our borrowing under the credit facility. At December 31, 2007, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $259.7 million. Additionally, our corporate investment as a limited partner or non-managing member in the Deephaven Funds was $83.7 million at December 31, 2007. The majority of this investment can be liquidated upon request to Deephaven subject to a 90-day written notification period and monthly redemption limits.

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

We have acquired several businesses over the last two years. Several of these acquisitions provided for contingent payments. The acquisition of the business of Direct Trading contained a final contingent cash payment of $10.4 million, paid in the third quarter of 2007, based on the profitability of that business during the second year of operation after acquisition. In April 2006, the Company acquired Hotspot for $77.5 million in cash. In October 2006, the Company acquired Knight BondPoint for $18.2 million in cash. No assurance can be given with respect to the business effect of these transactions or the timing, likelihood or business effect of any other possible transactions. On January 14, 2008, the Company completed the acquisition of EdgeTrade Inc. for $59.5 million comprising $29.5 million in cash and approximately 2.3 million shares of unregistered Knight common stock.

Income from continuing operations before income taxes was $201.2 million, $256.5 million and $105.2 million for 2007, 2006 and 2005, respectively. Included in these amounts were certain non-cash expenses such as depreciation, amortization and certain non-cash writedowns, and in 2007, a non-cash gain from subsidiary stock issuance. Stock-based compensation was $31.0 million, $20.8 million and $13.4 million during 2007, 2006 and 2005, respectively. Depreciation expense from continuing operations was $16.3 million, $15.8 million, and $14.6 million in 2007, 2006 and 2005, respectively. Amortization expense from continuing operations, which related to intangible assets associated with our acquisitions, was $5.7 million, $4.8 million and $1.8 million during 2007, 2006 and 2005, respectively. Non-cash gains and (writedowns) from continuing operations were $8.8 million, ($200,000) and ($800,000) during 2007, 2006 and 2005, respectively, primarily related to a non-operating gain from subsidiary stock issuance in 2007 and costs associated with fixed assets no longer actively being used and impaired strategic investments.

Capital expenditures related to our continuing operations were $15.1 million, $13.0 million and $25.7 million during 2007, 2006 and 2005, respectively. Purchases of strategic investments were $10.4 million, $38.8 million and $3.7 million and proceeds from sale of strategic investments were $5.5 million, $33.1 million and $74.0 million during 2007, 2006 and 2005, respectively. During 2007, we received proceeds of $12.7 million relating to the sale of a portion of our interest in Direct Edge. Payments relating to acquisitions of businesses were $10.4 million, $111.3 million and $45.1 million during 2007, 2006 and 2005, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds decreased by $103.8 million in 2007, primarily due to redemptions of $120.0 million, offset by positive returns on our investments, and decreased by $94.1 million in 2006.

At its July 17, 2007 meeting, the Board of Directors authorized a $505.0 million increase to the Company’s stock repurchase program, bringing the total to $1 billion. The Company repurchased 17.5 million shares for $259.2 million and 4.1 million shares for $71.0 million under the stock repurchase program during 2007 and 2006, respectively. Through December 31, 2007, the Company had repurchased 59.2 million shares for $626.2 million under its stock repurchase program. The Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 91.5 million shares of Class A Common Stock outstanding as of December 31, 2007.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of December 31, 2007, all of our broker-dealers were in compliance with the applicable regulatory net capital rules. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at December 31, 2007, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$89.4	$8.0	$81.4
KCM	78.5	1.2	77.3
Direct Trading	12.9	0.5	12.4

In addition, the Company’s foreign registered broker-dealer is subject to certain financial resource requirements of the FSA. The following table sets forth the financial resource requirement at December 31, 2007 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KEMIL	$32.4	$17.0	$15.4

On October 9, 2007, the Company entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks led by JPMorgan Chase Bank, N.A. The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. The proceeds of the credit facilities may be used to finance share repurchases by the Company and for general corporate purposes. The Credit Agreement is repayable in full on October 3, 2010.

As of December 31, 2007, the Company borrowed $70.0 million under the three-year delayed-draw senior secured term loan facility but has not borrowed against the $70.0 million three-year senior secured revolving facility.

We anticipate that available cash resources and credit facilities will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of December 31, 2007 are summarized below (in millions):

	Payments due in:
	2008	2009-2010	2011-2012	Thereafter through October 31, 2021	Total
Operating lease obligations[1]	$11.4	$21.6	$22.4	$92.4	$147.9
Other obligations[1]	28.0	15.4	—	—	43.4

Total	$39.4	$37.0	$22.4	$92.4	$191.2

[1] -

See Footnote 20, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements. Operating lease obligations have not been reduced by sub-lease rentals of $7.1 million due in the future under noncancelable sub-leases.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Discontinued Operations

As of the close of business on December 9, 2004, the Company sold substantially all of the assets and certain of the liabilities that comprised the Derivatives Markets business operated by Knight Financial Products LLC and Knight Execution Partners LLC to Citigroup, subject to an adjustment based on the final determination of the book value of the Derivative Markets business at the time the deal closed. The result of this adjustment and other expenses related to the sale resulted in income of $122,000, net of tax, during 2005. The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. In 2007, we recorded a charge of $1.4 million, net of tax, related to a regulatory matter involving the Derivative Markets segment.

Subsequent Events

Acquisition of EdgeTrade Inc.

On January 14, 2008, we completed the acquisition of EdgeTrade Inc. (“EdgeTrade”), a privately-held firm for $59.5 million comprising $29.5 million in cash and approximately 2.3 million shares of unregistered Knight common stock. EdgeTrade is a leading agency-only trade execution and algorithmic software firm that allows buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs.

Exercise of Option by Deephaven Managers

In connection with entering into new long-term employment agreements (the “2006 Employment Agreements”) in December 2006, three senior managers of Deephaven (the “Deephaven Managers”) were granted an option (“the Option”) to obtain a 49% interest in a new limited liability company (“Deephaven Holdings”) to which our interests in Deephaven would be contributed. The Option became exercisable after January 1, 2008 upon Deephaven having met certain requirements regarding minimum assets under management and employee retention.

On January 10, 2008, Deephaven Managing Partners, LLC (“Deephaven Partners”), an entity owned and controlled by the Deephaven Managers, provided notice to the Company that it was exercising the Option.

On February 1, 2008, after regulatory and contractual approvals were received, the Company completed the transaction whereby the Company contributed its interest in Deephaven to Deephaven Holdings and Deephaven Partners acquired a 49% interest in Deephaven Holdings in exchange for the termination of the Deephaven Managers’ 2006 Employment Agreements and associated profit sharing bonuses and an equity contribution of $1 million to Deephaven Holdings by Deephaven Partners (the “Deephaven Transaction”). The Deephaven Transaction did not affect or result in any change to Deephaven’s role as investment manager to the funds it currently manages, or to the manner in which Deephaven carries out its duties as investment manager to those funds.

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements do not include the profit-sharing bonuses provided under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings will be allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on our Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses that are allocated to the Deephaven Managers will instead be reported as Minority interest on our Consolidated Statements of Operations and included as Minority interest on our Consolidated Statements of Financial Condition.

Under the New LLC Agreement, we own 51% of the shares in Deephaven Holdings, and Deephaven Partners owns 49% of the shares. As previously disclosed by us in a Form 8-K filing dated December 22, 2006, and subsequent regulatory filings, in the event of a change of control of the Company prior to December 31, 2012, Deephaven Partners will have the option (the “Change of Control Option”) to increase its 49% interest by an additional 2%. Upon any exercise of the Change of Control Option, we will be obligated to transfer ownership of 2% of the shares to Deephaven Partners. We are entitled to appoint a majority of the Board of Managers of Deephaven Holdings until such time as the Change of Control Option is exercised, at which time Deephaven Partners will be entitled to appoint a majority of the Board of Managers.

Under the New LLC Agreement, certain corporate actions will require approval of a “super-majority” of members of the Board of Managers, including representatives of both Deephaven Partners and us. Neither party is permitted to transfer any of its interests in Deephaven Holdings to any unaffiliated third person without the consent of the other party. Any sale of Deephaven Holdings requires either (x) the consent of the holders of 75% of the shares or (y) if the aggregate consideration is in excess of $450 million, the approval of only Deephaven Partners (subject to a right of first refusal for the benefit of the Company). Pursuant to the New LLC Agreement, proceeds from any sale or liquidation of Deephaven or Deephaven Holdings will be allocated among the Company and Deephaven Partners based upon a formula that takes into account their capital accounts at the time of such sale or liquidation and relative profit sharing percentages over a defined period of time.

Closing of Deephaven Event Fund

On January 31, 2008, Deephaven announced that it has concluded that it is in the best interests of investors in the Deephaven Event Fund LLC and the Deephaven Event Fund Ltd. (collectively, the “Event Fund”) that the

Event Fund return investors’ capital. As of January 1, 2008, Deephaven managed approximately $4.0 billion in assets, of which approximately $781 million was invested in the Event Fund.

The decision to return investors’ capital in the Event Fund occurred after a review by Deephaven of the Event Fund and the Event Fund’s viability given the current macro-economic environment, performance over the preceding nine months, declining investor interest in event-driven investment strategies and significant levels of redemption requests in the Event Fund. Substantive changes in macro-economic circumstances in the U.S. have resulted in a reduction in the types of opportunities that Deephaven would ordinarily pursue as components of the Event Fund’s core event-driven strategy and the conclusion that the Event Fund’s core investment strategy is unlikely to produce the type of investment results Deephaven and its investors might expect over the short and intermediate term. As a result, redemptions in the Event Fund have been suspended with immediate effect, and Deephaven will begin an orderly process to reduce trading positions to cash and return investors’ capital as promptly as reasonably practicable. Beginning February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee will be charged to investors in the Event Fund.

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

The Company incurred $8.0 million of Writedown of assets and lease loss accruals in 2006, relating to the lease loss accrual on a portion of our lease at 545 Washington Boulevard in Jersey City, N.J., encompassing approximately 78,000 square feet, all of which was unoccupied. In 2007, we recorded a benefit of $2.5 million for the adjustment of our lease loss accrual. During 2007, we entered into two sub-lease agreements at our 545 Washington Boulevard property in Jersey City, N.J. for a portion of the premises for which we had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-leases and the assumptions used in the calculation of the lease loss accrual. The remaining accrual on the unoccupied space was derived from assumptions and estimates based on lease terms of an anticipated additional sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2009, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market rates for office space and the amount of available office space in Jersey City, N.J. to assess the reasonableness of our applicable assumptions.

Impairment of Goodwill and Intangible Assets—The useful lives of intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $132.8 million as of December 31, 2007 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM and the businesses now operating as Donaldson, Direct Trading, Hotspot and Knight BondPoint. We performed our annual test for impairment of goodwill in the second quarter of 2007 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. We believe there was no impairment of the goodwill balance at December 31, 2007.

Intangible assets, less accumulated amortization, of $57.8 million as of December 31, 2007 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses of Donaldson, Direct Trading, Hotspot and Knight BondPoint. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from eight to twenty four years. We performed our annual test for impairment of intangible assets in the second quarter of 2007 and determined that intangible assets were not impaired at that time. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred in 2006 or 2007 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

Strategic Investments and Deferred Compensation Investments—Strategic investments include non-controlling equity ownership interests in financial services-related businesses. Deferred compensation investments consist of investments held by the Company related to deferred compensation plans for the benefit of Knight’s employees and directors. Strategic investments and Deferred compensation investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. Deferred compensation investments in mutual funds are accounted for at fair value.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impaired value.

Market-Making Activities— Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

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

Incentive allocation fees are earned based upon the performance of the Deephaven Funds and are calculated based upon a percentage of a new high net asset value, as defined in the applicable private placement offering memorandum, for the six-month performance period ended June 30 or December 31, for some funds, and for the twelve-month performance period ended December 31 for other funds. A new high net asset value is defined as the amount by which the net asset value of an investor’s account in a particular Deephaven fund exceeds the greater of either the investor’s highest previous net asset value in that Deephaven fund or the net asset value at the time the investor made a purchase.

The Company records incentive allocation fees in accordance with Method 2 of EITF Topic D-96. Under this methodology, the Company recognizes incentive allocation fees income for each interim period based upon the amount that would be due if the investment advisory relationship with the Deephaven Funds were terminated at the end of such period.

Incentive allocation fees may increase or decrease during the year based on the performance of the Deephaven Funds. As such, the incentive allocation fees, in certain circumstances, may be negative for certain periods, but not lower than zero for any six-month performance period ended June 30 or December 31, for some funds, or the twelve-month performance period ended December 31 for other funds. Incentive allocation fees are paid upon the close of each six-month performance period, or twelve-month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once such performance period has closed. If a fund which has a six-month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six-month performance period ending June 30 of that year.

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

SFAS No. 123 (R) requires that we make certain estimates and assumptions relating to volatility and forfeiture rates when determining stock-based employee compensation expense. Volatility is estimated based on several factors including implied volatility of market-traded options on our common stock on the grant date and the historical volatility of the Company’s common stock. Forfeiture rates are estimated based on historical rates of forfeiture of employee stock awards.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the way companies account for uncertainty in income taxes. FIN 48 provides guidance related to a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning as of January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”),

which provides guidance on quantifying and evaluating the materiality of unrecorded prior year misstatements. The SEC staff indicates that a company should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Companies may choose to restate their financial statements for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect adjustment within the current year opening balance in retained earnings, with disclosure of such items. SAB 108 was effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact on our Consolidated Financial Statements as of December 31, 2007 and 2006.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning as of January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our Consolidated Financial Statements.

In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In February 2008, the FASB deferred indefinitely the effective date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the acquisition date fair value for all identifiable assets acquired and liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development and requires the expensing of acquisition-related and restructuring costs as incurred. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

For a further discussion of these and other important factors that could affect our business, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

In Global Markets, we employ proprietary position management and trading systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals, capital allocations, and real-time profits and losses. The management of trading positions is enhanced by our review of mark-to-market valuations and position summaries on a daily basis.

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at December 31, 2007 and 2006 was $406.2 million and $703.0 million, respectively, in long positions and $335.3 million and $693.1 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $7.1 million and $1.0 million as of December 31, 2007 and 2006, respectively, due to the offset of gains in short positions with the losses in long positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities from our OTC and listed market-making business) (in millions).

	2007		2006		2005
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$1,014.0	$29.0	$1,157.2	$30.5	$700.3	$32.6
Highest month-end	1,498.2	70.9	1,564.4	51.4	874.8	46.2
Lowest month-end	679.2	8.6	903.9	7.8	496.9	10.6

As of December 31, 2007, we had a $83.7 million corporate investment as a limited partner or non-managing member in the Deephaven Funds, $38.4 million of which was invested in the Global Multi-Strategy Fund (formerly known as “Market Neutral Fund”). As of December 31, 2007, approximately 58% of the Deephaven Funds’ assets under management were in the Deephaven Global Multi-Strategy Fund. The investment philosophy for the Global Multi-Strategy Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the Global Multi-Strategy Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Within the Global Multi-Strategy Fund, Deephaven generally employs a variety of investment strategies, including volatility-driven, fundamental equity, event-driven, credit-driven and global relative value macro/fixed income strategies among others. There is no material limitation on the types of investment strategies that may be employed by the Global Multi-Strategy Fund. There will be unhedged asset factor risks (i.e., equity, interest rate, foreign exchange) in the Global Multi-Strategy Fund.

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

Deephaven monitors its trading risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by management and an independent risk control function, as are individual and aggregate dollar and inventory position totals and profits and losses by strategy. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries. There can be no assurances that any of the Deephaven Funds’ strategies will be successful in achieving either their risk control or their profit objectives.

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

Consolidated Quarterly Results (unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2007 and 2006. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the Consolidated Financial Statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
	(in thousands, except per share amounts)
Revenues
Commissions and fees	$105,234	$131,473	$106,929	$103,859	$97,851	$97,424	$112,475	$102,644
Net trading revenue	112,709	57,660	54,193	61,637	52,657	42,846	68,220	80,039
Asset management fees, net	28,184	(1,237)	29,116	60,714	78,765	50,536	14,076	70,511
Interest, net	3,766	4,625	4,169	4,818	4,762	5,175	2,775	3,314
Non-operating gain from subsidiary stock issuance	—	8,757	—	—	—	—	—	—
Investment income and other, net	7,444	3,661	6,990	10,623	27,417	15,711	8,404	20,687

Total revenues	257,337	204,939	201,397	241,651	261,452	211,692	205,950	277,195

Transaction-based expenses
Execution and clearance fees	24,605	39,555	28,691	27,410	25,857	22,100	30,026	28,925
Soft dollar and commission recapture expense	17,106	15,256	14,468	14,537	15,291	18,115	18,684	18,447
Payments for order flow and ECN rebates	10,226	18,978	12,761	12,599	10,529	9,663	12,126	9,873

Total transaction-based expenses	51,937	73,789	55,920	54,546	51,677	49,878	60,836	57,245

Revenues, net of transaction-based expenses	205,400	131,150	145,477	187,105	209,775	161,814	145,114	219,950
Other direct expenses
Employee compensation and benefits	93,761	71,785	78,697	102,233	105,635	82,546	64,616	99,556
Communications and data processing	8,922	9,948	9,387	8,699	8,594	8,484	8,404	7,638
Professional fees	5,399	5,281	3,191	5,489	5,356	3,737	5,092	6,383
Depreciation and amortization	5,533	5,626	5,514	5,402	5,462	5,446	5,325	4,408
Occupancy and equipment rentals	3,393	3,685	3,550	3,455	3,621	3,164	3,398	3,353
Business development	4,193	3,532	4,493	3,779	5,715	3,371	3,134	2,122
Writedown of assets and lease loss accrual	(1,116)	136	(1,490)	—	—	—	482	7,997
Other	6,407	3,403	2,275	3,333	3,832	2,925	3,897	6,449

Total other direct expenses	126,492	103,396	105,617	132,390	138,215	109,673	94,348	137,906

Income from continuing operations before income taxes	78,908	27,754	39,860	54,715	71,560	52,141	50,766	82,044
Income tax expense	29,345	11,205	15,480	21,530	24,146	20,681	20,426	32,912

Net income from continuing operations	49,563	16,549	24,380	33,185	47,414	31,460	30,340	49,132
Loss from discontinued operations, net of tax	—	(104)	—	(1,333)	—	—	—	—

Net income	$49,563	$16,445	$24,380	$31,852	$47,414	$31,460	$30,340	$49,132

Diluted earnings per share from continuing operations	$0.52	$0.16	$0.24	$0.32	$0.45	$0.30	$0.29	$0.47

Diluted earnings per share from discontinued operations	$—	$—	$—	$(0.01)	$—	$—	$—	$—

Diluted earnings per share	$0.52	$0.16	$0.24	$0.31	$0.45	$0.30	$0.29	$0.47

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

Management assessed the effectiveness of Knight’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, Knight’s management has concluded that, as of December 31, 2007, internal control over financial reporting is effective.

The effectiveness of Knight’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of

Knight Capital Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knight Capital Group, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 55. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 28, 2008

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2007	December 31, 2006
	(In thousands)
Assets
Cash and cash equivalents	$222,435	$214,760
Securities owned, held at clearing brokers, at market value	412,565	711,775
Receivable from brokers and dealers	382,544	372,897
Asset management fees receivable	27,588	112,204
Investment in Deephaven sponsored funds	83,732	187,573
Receivable from Deephaven sponsored funds	85,000	—
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $112,032 in 2007 and $98,903 in 2006	62,073	66,450
Strategic investments	73,704	49,437
Goodwill	132,832	133,043
Intangible assets, less accumulated amortization of $12,985 in 2007 and $7,247 in 2006	57,845	63,701
Deferred compensation investments	85,504	31,586
Other assets	129,991	84,789

Total assets	$1,755,813	$2,028,215

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$335,280	$693,071
Payable to brokers and dealers	117,001	47,853
Accrued compensation expense	228,275	227,847
Accrued expenses and other liabilities	119,879	96,957
Long term debt	70,000	—

Total liabilities	870,435	1,065,728

Commitments and contingent liabilities (Notes 20 and 22)

Stockholders’ equity
Class A Common Stock, $0.01 par value; Shares authorized: 500,000 at December 31, 2007 and 2006; Shares issued: 150,801 at December 31, 2007 and 144,959 at December 31, 2006; Shares outstanding: 91,536 at December 31, 2007 and 103,661 at December 31, 2006	1,509	1,450
Additional paid-in capital	587,025	519,790
Retained earnings	934,099	811,859
Treasury stock, at cost; 59,265 shares in 2007 and 41,298 shares in 2006	(637,255)	(370,612)

Total stockholders’ equity	885,378	962,487

Total liabilities and stockholders’ equity	$1,755,813	$2,028,215

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$447,495	$410,394	$296,441
Net trading revenue	286,199	243,761	165,614
Asset management fees	116,777	213,888	89,227
Interest, net	17,378	16,027	9,019
Non-operating gain from subsidiary stock issuance	8,757	—	—
Investment income and other, net	28,718	72,219	74,541

Total revenues	905,324	956,289	634,842

Transaction-based expenses
Execution and clearance fees	120,261	106,908	99,427
Soft dollar and commission recapture expense	61,367	70,537	63,890
Payments for order flow and ECN rebates	54,564	42,191	21,220

Total transaction-based expenses	236,192	219,636	184,537

Revenues, net of transaction-based expenses	669,132	736,653	450,305
Other direct expenses
Employee compensation and benefits	346,476	352,353	229,460
Communications and data processing	36,956	33,120	32,513
Depreciation and amortization	22,075	20,641	16,355
Professional fees	19,360	20,568	19,555
Business development	15,997	14,343	6,419
Occupancy and equipment rentals	14,083	13,536	13,554
Writedown of assets and lease loss accrual	(2,470)	8,480	10,055
Regulatory charges and related matters	—	—	5,703
Other	15,418	17,101	11,541

Total other direct expenses	467,895	480,142	345,155

Income from continuing operations before income taxes	201,237	256,511	105,150
Income tax expense	77,560	98,165	38,912

Income from continuing operations	123,677	158,346	66,238
(Loss) income from discontinued operations, net of tax	(1,437)	—	122

Net income	$122,240	$158,346	$66,360

Basic earnings per share from continuing operations	$1.27	$1.56	$0.64

Diluted earnings per share from continuing operations	$1.23	$1.49	$0.62

Basic and diluted earnings per share from discontinued operations	$(0.01)	$—	$—

Basic earnings per share	$1.26	$1.56	$0.64

Diluted earnings per share	$1.21	$1.49	$0.62

Shares used in computation of basic earnings per share	97,050	101,420	103,456

Shares used in computation of diluted earnings per share	100,796	106,243	106,882

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2006 and 2007

(In thousands)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	133,966	$1,340	(20,670)	$(147,636)	$410,346	$587,153	$—	$851,203
Net income	—	—	—	—	—	66,360	—	66,360
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	—	—	10,350	10,350
Common stock repurchased	—	—	(16,109)	(147,017)	—	—	—	(147,017)
Stock options exercised	3,952	40	—	—	22,478	—	—	22,518
Income tax benefit—stock awards exercised	—	—	—	—	6,626	—	—	6,626
Stock-based compensation	1,828	18	—	—	13,390	—	—	13,408

Balance, December 31, 2005	139,746	1,398	(36,779)	(294,653)	452,840	653,513	10,350	823,448
Net income	—	—	—	—	—	158,346	—	158,346
Realization of gains on available-for-sale securities, net of taxes	—	—	—	—	—	—	(10,350)	(10,350)
Common stock repurchased	—	—	(4,519)	(75,959)	—	—	—	(75,959)
Stock options exercised	4,523	45	—	—	26,742	—	—	26,787
Income tax benefit—stock awards exercised	—	—	—	—	19,405	—	—	19,405
Stock-based compensation	690	7	—	—	20,803	—	—	20,810

Balance, December 31, 2006	144,959	1,450	(41,298)	(370,612)	519,790	811,859	—	962,487
Net income	—	—	—	—	—	122,240	—	122,240
Common stock repurchased	—	—	(17,967)	(266,643)	—	—	—	(266,643)
Stock options exercised	3,487	35	—	—	21,040	—	—	21,075
Income tax benefit—stock awards exercised	—	—	—	—	15,172	—	—	15,172
Stock-based compensation	2,355	24	—	—	31,023	—	—	31,047

Balance, December 31, 2007	150,801	$1,509	(59,265)	$(637,255)	$587,025	$934,099	$—	$885,378

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$122,240	$158,346	$66,360
(Loss) income from discontinued operations, net of tax	(1,437)	—	122

Income from continuing operations, net of tax	123,677	158,346	66,238

Adjustments to reconcile income from continuing operations, net of tax to net cash provided by (used in) operating activities
Depreciation and amortization	22,075	20,641	16,355
Income tax benefit on stock awards exercised	—	—	6,625
Stock-based compensation	31,047	20,810	13,409
Deferred income taxes	(13,183)	(23,846)	3,000
Deferred rent	438	780	621
Writedown of assets and lease loss accrual	(2,470)	8,480	10,055
Realized gain from sale of subsidiary stock	(4,223)	—	—
Non-operating gain from subsidiary stock issuance	(8,757)	—	—
Unrealized (gain) loss on strategic investments	(397)	789	748
Unrealized gain on investments in Deephaven sponsored funds	(17,786)	(34,182)	(16,327)
Realized gain on strategic investment	—	(30,133)	(56,221)
Minority interest in loss of subsidiary	(337)	—	—
Operating activities from discontinued operations	(1,437)	—	122
Decrease (increase) in operating assets, net of acquisitions and disposals
Securities owned	299,209	(331,408)	(125,894)
Receivable from brokers and dealers	(28,376)	(142,397)	16,980
Asset management fees receivable	87,451	(65,740)	(9,066)
Deferred compensation investments	(53,918)	(14,395)	2,668
Other assets	(33,606)	(4,511)	(852)
(Decrease) increase in operating liabilities, net of acquisitions and disposals
Securities sold, not yet purchased	(357,791)	347,614	124,037
Payable to brokers and dealers	70,625	12,700	(53,378)
Accrued compensation expense	1,659	109,318	(6,114)
Accrued expenses and other liabilities	37,352	(17,210)	(33,005)

Net cash provided by (used in) operating activities	151,252	15,656	(39,999)

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(15,098)	(12,976)	(25,657)
Redemption of Deephaven sponsored funds	35,000	129,575	105,000
Investments in Deephaven sponsored funds	—	(1,310)	(155,000)
Proceeds from sale of strategic investments	5,534	33,082	73,964
Purchases of strategic investments	(10,400)	(38,771)	(3,650)
Purchases of businesses, net of cash acquired	(30)	(95,809)	(45,107)
Contingent payments on purchase of businesses	(10,363)	(15,511)	—
Proceeds from issuance of subsidiary stock	31,667	—	—
Proceeds from sale of subsidiary stock	12,750	—	—

Net cash provided by (used in) investing activities	49,060	(1,720)	(50,450)

Cash flows from financing activities
Proceeds from long term debt borrowing	70,000	—	—
Stock options exercised	21,075	26,787	22,517
Income tax benefit on stock awards exercised	15,172	19,405	—
Cost of common stock repurchased	(266,643)	(75,959)	(147,016)

Net cash used in financing activities	(160,396)	(29,767)	(124,499)

Increase (decrease) in cash and cash equivalents	39,916	(15,831)	(214,948)
Cash retained by deconsolidated entity	(32,241)	—	—
Cash and cash equivalents at beginning of period	214,760	230,591	445,539

Cash and cash equivalents at end of period	$222,435	$214,760	$230,591

Supplemental disclosure of cash flow information:
Cash paid for interest	$285	$408	$577

Cash paid for income taxes	$73,544	$102,747	$52,563

Supplemental disclosure of noncash investing activities:
Goodwill	$30	$69,849	$28,501
Intangible assets	—	38,740	20,000
Fixed assets	—	1,803	3,000
Receivable from brokers and dealers	—	—	1,927
Other net liabilities	—	(14,583)	(8,321)

Cash paid for purchase of businesses, net of cash acquired	$30	$95,809	$45,107

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has two operating business segments, Asset Management and Global Markets, as well as a Corporate segment. As of December 31, 2007, the Company’s operating business segments comprised the following operating subsidiaries:

Asset Management

•

Deephaven Capital Management LLC (“Deephaven”) is the registered investment adviser to and sponsor of the Deephaven investment funds (the “Deephaven Funds”). In addition to being registered as an Investment Adviser with the U.S. Securities and Exchange Commission (“SEC”), Deephaven is also registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” and a “commodity trading adviser,” and is a member of the National Futures Association (“NFA”). Due to the nature of Deephaven’s investor base, however, Deephaven is not registered as either a “Futures Commission Merchant” (“FCM”) or “Introducing Broker” with the CFTC or NFA and is exempt from many of the CFTC and NFA regulations. Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the U.K. Financial Services Authority (“FSA”), and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission. See Footnote 24, “Subsequent Events” for further discussion relating to Exercise of Option by Deephaven Managers and Closing of Deephaven Event Fund.

Global Markets

•

Knight Equity Markets, L.P. (“KEM”) operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in the NASDAQ Stock Market and on the OTC Bulletin Board. KEM also operates the Company’s primary domestic institutional sales business. Donaldson & Co., a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the SEC and is a member of the NASDAQ Stock Exchange (“NASDAQ”), Financial Industry Regulatory Authority (“FINRA”), the International Securities Exchange, LLC, the National Stock Exchange and the NFA.

•

Knight Capital Markets LLC (“KCM”) primarily operates as a market-maker in the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of NASDAQ and FINRA.

•

Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for institutional and broker-dealer clients in U.S., European and international equities. KEMIL is authorized and regulated by the FSA and is a member of the London Stock Exchange, Deutsche Börse AG, Euronext N.V. (incorporating Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris), Borsa Italiana, OMX (incorporating the Copenhagen Stock Exchange, Helsinki Stock Exchange and Stockholm Stock Exchange), Oslo Børs, virt-x and Weiner Börse.

•

Direct Trading Institutional, L.P. (“Direct Trading”) provides institutions with direct market access trading through Knight Direct EMS™, an advanced electronic platform. The business of Direct Trading was acquired by the Company in June 2005. Direct Trading is a broker-dealer registered with the SEC and is a member of NASDAQ, FINRA and the NFA.

•

Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions, dealers and retail clients with spot foreign exchange executions through an advanced, fully electronic platform. Hotspot was acquired by the Company in April 2006. One Hotspot subsidiary is regulated by the FSA, and another Hotspot subsidiary is a FCM registered with the CFTC and is a member of the NFA.

•

Knight BondPoint, Inc. (“Knight BondPoint”) (formerly known as ValuBond Securities, Inc.) provides electronic access and trade execution products for the retail fixed income market. Knight BondPoint was acquired by the Company in October 2006. Knight BondPoint is a broker-dealer registered with the SEC and is a member of FINRA and the Municipal Securities Rulemaking Board (“MSRB”).

Direct Edge ECN LLC (“Direct Edge ECN”) operates as an electronic communications network (“ECN”). Direct Edge ECN is a liquidity destination offering the ability to match and route trades in NASDAQ, NYSE and AMEX listed securities by displaying orders in the NASDAQ Market Center, the FINRA Alternative Display Facility and the National Stock Exchange. Direct Edge ECN is a broker-dealer registered with the SEC and is a member of NASDAQ, FINRA, the National Stock Exchange, Chicago Stock Exchange, CBOE Stock Exchange, Boston Stock Exchange, International Securities Exchange and NYSE Arca, Inc. As described in Footnote 10, “Direct Edge ECN,” at the close of business on September 28, 2007, the Company deconsolidated Direct Edge ECN as it no longer controlled Direct Edge ECN as of that date. With the exception of the minority interest in the third quarter of 2007, the results of Direct Edge ECN’s operations have been included in the Consolidated Statements of Operations for all periods presented up through September 28, 2007. The Company accounts for its interest in Direct Edge Holdings LLC (“Direct Edge Holding”), the newly formed immediate parent company of Direct Edge ECN (together, “Direct Edge”), under the equity method for periods subsequent to September 28, 2007.

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

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products Inc. (“Citigroup”) in December of 2004. Costs associated with the Derivative Markets segment have been included within discontinued operations. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 16 “Discontinued Operations.”

2.    Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain reclassifications have been made to the prior years’ Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported Net income.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Market-making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Interest expense, which has been netted against interest income on the Consolidated Statements of Operations, was $3.7 million, $1.9 million and $0.5 million in 2007, 2006 and 2005, respectively.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $5.5 million, $6.2 million and $3.4 million in 2007, 2006 and 2005, respectively. Net trading revenue includes dividend expense of $5.2 million, $6.8 million and $4.1 million in 2007, 2006 and 2005, respectively.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company, and rebates for providing liquidity to Direct Edge ECN through September 28, 2007. Soft dollar and commission recapture expense represents payments to or on behalf of institutions in connection with soft dollar and commission recapture programs.

Asset management fees

Deephaven earns asset management fees for managing the Deephaven Funds. Management fees, which are received monthly, are recorded as earned and are calculated as a percentage of each Deephaven Fund’s monthly net assets.

Incentive allocation fees are earned based upon the performance of the Deephaven Funds and are calculated based upon a percentage of a new high net asset value as defined in the applicable private placement offering memorandum, for the six-month performance period ended June 30 or December 31, for some funds, and for the twelve-month performance period ended December 31 for other funds. A new high net asset value is defined as the amount by which the net asset value of an investor’s account in a particular Deephaven fund exceeds the greater of either the investor’s highest previous net asset value in that Deephaven fund or the net asset value at the time the investor made a purchase.

The Company records incentive allocation fees in accordance with Method 2 of Emerging Issues Task Force (“EITF”) Topic D-96. Under this methodology, the Company recognizes incentive allocation fee income for each interim period based upon the amount that would be due if the investment advisory relationship with the Deephaven Funds were terminated at the end of such period.

Incentive allocation fees may increase or decrease during the year based on the performance of the Deephaven Funds. As such, the incentive allocation fees, in certain circumstances, may be negative for certain periods, but not lower than zero for any six-month performance period ended June 30 or December 31, for some funds, or the twelve-month performance period ended December 31 for other funds. Incentive allocation fees are paid upon the close of each six-month performance period, or twelve-month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once such performance period has closed. If a fund which has a six-month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six-month performance period ended June 30 of that year.

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

Goodwill and Intangible Assets

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with an indefinite useful life are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. Other intangible assets are amortized on a straight line basis over their useful lives and, as required by SFAS No.144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), will be tested for recoverability whenever events indicate that the carrying amounts may not be recoverable.

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

Foreign currencies

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations.

Depreciation, amortization and occupancy

Fixed assets are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the life of the related office lease or the expected useful life of the assets. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service.

The Company follows SFAS No. 13 Accounting for Leases, as clarified by EITF and Financial Accounting Standards Board (“FASB”) Technical Bulletins, which states that rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods should be recognized on a straight-line basis over the lease term beginning on the date the lessee takes possession of or controls the use of the space, including during free rent periods.

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

On January 1, 2007 the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company recognized an immaterial adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

Discontinued Operations

In accordance with SFAS 144, the revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included in (Loss) income from discontinued operations, net of tax, on the Consolidated Statements of Operations.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the “modified prospective method.” Under SFAS 123(R), the grant date fair values of stock-based employee awards that require future service are amortized over the relevant service period. Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option plans. As options that were granted to employees prior to the adoption of SFAS 123(R) were granted at the then market value, no compensation expense had been recognized for the fair values of such grants under APB 25.

Upon the adoption of SFAS 123(R), the Company changed its expense attribution method for options. For option awards granted subsequent to the adoption of SFAS 123(R), compensation cost is recognized on a straight-line basis over the requisite service period for the entire award, which is the same methodology that the Company uses to account for restricted share awards. For unvested option awards granted prior to the adoption of

SFAS 123(R), the Company continues to recognize compensation cost using a graded-vesting method (as it had on a pro-forma basis previously). The graded-vesting method recognizes compensation cost separately for each vesting tranche.

SFAS 123(R) requires expected forfeitures to be considered in determining stock-based employee compensation expense. Prior to the adoption of SFAS 123(R), forfeiture benefits were recorded as a reduction to the Company’s actual compensation expense in the case of restricted shares, or pro-forma compensation expense in the case of options, when an employee left the Company and forfeited the award. In 2007 and 2006, the Company recorded a benefit for expected forfeitures on all outstanding stock-based awards. The benefit recorded did not have a material impact on the results of operations in 2007 and 2006.

For stock-based payments issued after the adoption of SFAS 123(R), the Company applies a non-substantive vesting period approach whereby the expense is accelerated for those employees and directors that receive awards and are eligible to retire prior to the award vesting. Prior to the adoption of SFAS 123(R), the Company applied a nominal vesting approach for employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized actual and pro-forma compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. The impact of this change in the vesting period approach did not have a material impact on the results of operations for the periods presented herein.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from stock-based compensation as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that the benefits of tax deductions in excess of compensation cost recognized for those options (excess tax benefits) be included in cash flows from financing activities. The income tax benefit on stock awards exercised in 2007 and 2006 of $15.2 million and $19.4 million, respectively, are included in cash flows from financing activities.

Had compensation expense for the Company’s options been determined based on the fair values at the grant dates in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro-forma net income and earnings per share amounts for the year ended December 31, 2005, would have been as follows (in millions, except per share data):

2005
Net income, as reported	$66.4
Pro forma compensation expense determined under fair value based method, net of tax	(5.5)
Pro forma net income	60.8
Basic earnings per share, as reported	0.64
Diluted earnings per share, as reported	0.62
Pro forma basic earnings per share	0.59
Pro forma diluted earnings per share	0.57

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning as of January 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded prior year misstatements. The SEC staff indicates that a company should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Companies may choose to restate their financial statements for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect adjustment within the current year opening balance in retained earnings, with disclosure of such items. SAB 108 was effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact on the Company’s Consolidated Financial Statements as of December 31, 2007 and 2006.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning as of January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s Consolidated Financial Statements.

In June 2007, the AICPA issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In February 2008, the FASB deferred indefinitely the effective date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the acquisition date fair value for all identifiable assets acquired, and liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development and requires the expensing of acquisition-related and restructuring costs as incurred. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its Consolidated Financial Statements.

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following (in millions):

	December 31, 2007	December 31, 2006
Securities owned:
Equities	$406.2	$703.0
U.S. government obligations	6.4	8.8

	$412.6	$711.8

Securities sold, not yet purchased:
Equities	$335.3	$693.1

	$335.3	$693.1

4.    Receivable from/Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	December 31, 2007	December 31, 2006
Receivable:
Clearing brokers and other	$207.1	$305.3
Securities failed to deliver	134.3	42.3
Deposits for securities borrowed	41.1	25.2

	$382.5	$372.9

Payable:
Securities failed to receive	$79.5	$34.4
Clearing brokers and other	37.5	13.4

	$117.0	$47.9

5.    Investment in and Receivable from Deephaven Sponsored Funds and Asset Management Fees

Deephaven is the registered investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $3.9 billion and $4.2 billion of assets under management in the Deephaven Funds as of December 31, 2007 and 2006, respectively, the Company had corporate investments as a limited partner or non-managing member of $83.7 million and $187.6 million, respectively. At December 31, 2007, the Company also had an $85.0 million receivable from Deephaven sponsored funds, which represented a redemption that was effective December 31, 2007 and was received in January 2008. Deferred compensation investments on the Consolidated Statements of Financial Condition at December 31, 2007 and 2006 included $49.8 million and $31.6 million, respectively, of investments as a limited partner or non-managing member in the Deephaven Funds related to employee and director deferred compensation plans. Separately, certain officers, directors and employees of the Company held direct investments of approximately $27.6 million and $6.2 million as limited partners or non-managing members in the Deephaven Funds, in the aggregate, as of December 31, 2007 and 2006, respectively.

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of management fees, calculated as fixed percentages of assets under management, and incentive allocation fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any. Incentive allocation fees may be negative in certain interim periods if the funds or managed accounts lose money for such period; however, such fees will not be negative on a year-to-date basis. Management fees were $44.3 million, $35.5 million and $34.8 million for 2007, 2006 and 2005, respectively. Incentive allocation fees were $72.4 million, $178.4 million and $54.4 million for 2007, 2006 and 2005, respectively.

Included in Investment income and other, net on the Company’s Consolidated Statements of Operations is income from the Company’s corporate investments in the Deephaven Funds of $17.8 million, $34.2 million and $16.3 million for 2007, 2006 and 2005, respectively. For additional information on Deephaven, see Footnote 24, “Subsequent Events”.

6.    Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following (in millions):

	Depreciation Period	December 31,
		2007	2006
Computer hardware and software	3 years	$101.9	$95.8
Leasehold improvements	*	52.5	51.0
Telephone systems	5 years	9.6	9.4
Furniture and fixtures	7 years	7.5	6.7
Trading systems and equipment	5 years	2.6	2.5

		174.1	165.4
Less—Accumulated depreciation and amortization		112.0	98.9

		$62.1	$66.5

*  -  Shorter of life of lease or useful life of assets

7.    Strategic Investments

Strategic investments of $73.7 million at December 31, 2007 consisted of a $30.8 million short-term investment in a liquid investment fund carried at fair value, $37.4 million in eight limited liability companies, limited partnership investments and a corporation accounted for under the equity method, and $5.5 million in common stock of two private companies representing less than 20% equity ownership, which are held at cost. Included in the $37.4 million investment in limited liability companies at December 31, 2007 is a $19.1 million equity investment in Direct Edge ECN, which is described further in Footnote 10, “Direct Edge ECN.”

Strategic investments of $49.4 million at December 31, 2006 consisted of $32.3 million short-term investments in two liquid investment funds carried at fair value, $12.2 million in five limited liability companies and limited partnership investments accounted for under the equity method, $4.5 million investment in private company common stock representing less than 20% equity ownership which is held at cost, and $0.4 million of warrants in a publicly traded entity held at fair value.

In connection with the sale of the Derivative Markets business in December 2004 (see Footnote 16, “Discontinued Operations”) and in light of the reorganization of the Company’s business segments, the Company transferred its investments in the International Securities Exchange, Inc. (“ISE”) and the NASDAQ Stock Market, Inc. (“NASDAQ Inc.”), which were previously held by its broker-dealer subsidiaries, to a corporate investment holding company. During the first quarter of 2005, these equity investments became marketable and, accordingly, were accounted for as equity securities under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and were classified as available-for-sale securities. In conjunction with the ISE’s initial public and secondary offerings, the Company sold approximately 70% of its original equity investment in the ISE during 2005 for $41.1 million. Based on an original cost of $6.9 million, the Company recognized a pre-tax gain of $34.2 million. The Company sold its entire NASDAQ Inc. equity investment during 2005 for $36.9 million. Based on an adjusted cost of $15.2 million, the Company recognized a pre-tax gain of $21.7 million on the NASDAQ Inc. sale. In 2006 the Company sold its remaining shares of the ISE, having a cost basis of $2.9 million, for $33.1 million, resulting in a pre-tax gain of $30.1 million. The gains on the sales of the ISE and NASDAQ Inc. investments are included in Investment income and other, net on the Company’s Consolidated Statements of Operations.

8.    Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2007 and 2006, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred in 2007 or 2006 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

The goodwill balances of $132.8 million and $133.0 million at December 31, 2007 and 2006, respectively, relate to the Global Markets segment. Goodwill is net of accumulated amortization of $21.9 million recorded through December 31, 2001, the effective date the Company adopted SFAS No. 142. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Direct Trading, Hotspot, Donaldson and Knight BondPoint.

The Company had intangible assets, net of accumulated amortization, of $57.8 million and $63.7 million at December 31, 2007 and 2006, respectively, all included within the Global Markets business segment. Intangible assets decreased by $5.9 million from 2006 to 2007, primarily due to amortization expense. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from eight to 24 years. The weighted average remaining life of the Company’s intangible assets at December 31, 2007 and 2006 is approximately 16 years.

In 2007, the Company recorded amortization expense, related to its intangible assets of $5.7 million. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $5.7 million in 2008, $5.1 million in 2009, $4.9 million in 2010 and 2011 and $4.8 million in 2012.

The following chart summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of December 31, 2007 and 2006 (in millions):

Goodwill	December 31, 2007	December 31, 2006
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	43.8	33.4
Purchase of ATTAIN ECN business(1)	—	10.6
Purchase of Hotspot business	55.7	55.7
Purchase of Knight BondPoint business	14.2	14.1

Total	$132.8	$133.0

Intangible Assets(2)		December 31, 2007	December 31, 2006
Customer relationships(3)	Gross carrying amount	$51.9	$51.9
	Accumulated amortization	(9.1)	(5.4)

	Net carrying amount	$42.8	$46.5

Trade names(4)	Gross carrying amount	$9.7	$9.8
	Accumulated amortization	(0.9)	(0.6)

	Net carrying amount	$8.8	$9.2

Other(5)	Gross carrying amount	$9.2	$9.2
	Accumulated amortization	(2.9)	(1.3)

	Net carrying amount	$6.3	$8.0

Total	Gross carrying amount	$70.8	$70.9
	Accumulated amortization	(13.0)	(7.2)

	Net carrying amount	$57.8	$63.7

(1)  -  Goodwill associated with the purchase of ATTAIN ECN was recorded by Direct Edge ECN, which was deconsolidated effective September 28, 2007. See Footnote 10 “Direct Edge ECN,” for further details.

(2)  -  The weighted average remaining life of the Company’s intangible assets at December 31, 2007 is approximately 16 years.

(3)  -  Customer relationships relate to the Donaldson, Direct Trading and Hotspot acquisitions. The weighted average remaining life is approximately 16 years as of December 31, 2007 and 17 years as of December 31, 2006. Lives may be reduced depending upon retention rates.

(4)  -  Trade names relate to the Donaldson, Direct Trading and Hotspot acquisitions. The weighted average remaining life is approximately 25 years as of December 31, 2007 and 26 years as of December 31, 2006.

(5)  -  Other includes technology, non-compete agreements and domain name rights used or acquired by the Company. The weighted average remaining life is approximately 5 years as of December 31, 2007 and 6 years as of December 31, 2006.

9.    Long Term Debt

On October 9, 2007, the Company entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks led by JPMorgan Chase Bank, N.A (“JPM”). The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. The proceeds of the credit facilities may be used to finance share repurchases by the Company and for general corporate purposes. The Credit Agreement is repayable in full on October 3, 2010.

As of December 31, 2007, the Company borrowed $70.0 million under the three-year delayed-draw senior secured term loan facility but has not borrowed against the $70.0 million three-year senior secured revolving facility.

The interest and commitment fee rates vary based on changes in certain of the Company’s financial covenant ratios. The interest rate can range from the JPM Prime Rate plus 0.25% to 0.50% or London Interbank Offered Rate (“LIBOR”) plus 1.25% to 1.50%. The commitment fee can range from 0.30% to 0.35% on the average daily unused portion of the delayed-draw senior secured term loan facility and the senior secured revolving facility.

As of December 31, 2007, the $70.0 million delayed draw senior secured term loan facility bears interest at 6.18% per annum. The interest is based on the three month LIBOR rate plus 1.25% and is payable in

March 2008, at which time it will reset at the prevailing rate. Under the terms of the Credit Agreement, at the Company’s option, it may choose an interest rate based on the JPM Prime Rate or the LIBOR rate. Approximately $0.1 million of interest expense was accrued as of December 31, 2007, which has been included in Interest, net on the Consolidated Statements of Operations.

The Company was charged a commitment fee of 0.30% on the unused portion of the $70.0 million senior secured revolving facility. For the year ended December 31, 2007, the Company was charged approximately $0.1 million in commitment fees, which has been included in Other expense on the Consolidated Statements of Operations.

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

10.    Direct Edge ECN

After the close of business on July 23, 2007 and September 28, 2007 (the latter being “the Deconsolidation Date”), Direct Edge Holdings issued equity interests to Citadel Derivatives Group LLC (“Citadel”) in exchange for cash. Immediately following the September 28, 2007 issuance to Citadel, the Company and Citadel sold a portion of their equity interests in Direct Edge Holdings to The Goldman Sachs Group, Inc. for cash.

As a result of these transactions, the Company no longer controls Direct Edge and, as such, as of the Deconsolidation Date it is no longer a consolidated subsidiary. The Company’s investment in Direct Edge is accounted for under the equity method following the Deconsolidation Date, and is included in Strategic investments on the December 31, 2007 Consolidated Statement of Financial Condition.

As Direct Edge was a subsidiary of the Company prior to the Deconsolidation Date, the results of its operations through the Deconsolidation Date are included in the Consolidated Statements of Operations for all periods presented. The Company recorded a minority interest benefit of $337,000 which represents Citadel’s minority interest share of Direct Edge’s pre-tax losses for the period July 24, 2007 through the Deconsolidation Date. This amount has been included within Other expense on the Consolidated Statements of Operations for this period. For periods following the Deconsolidation Date, the Company’s share of Direct Edge’s income and losses are included in Investment income and other, net on the Consolidated Statements of Operations.

As a result of Direct Edge Holdings’ issuance of equity interest to Citadel, during 2007 the Company recognized, pursuant to SEC Staff Accounting Bulletin Topic 5-H, a pre-tax non-operating gain from subsidiary stock issuance of $8.8 million in the third quarter of 2007. The Company also realized a pre-tax gain of $4.2 million from the sale of a portion of its interest in Direct Edge Holdings to The Goldman Sachs Group, Inc., which is included in Investment income and other, net for the year ended December 31, 2007.

11.    Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of December 31, 2007, the Company has not issued any stock appreciation rights or restricted stock units.

Restricted Shares

Eligible employees receive restricted shares as a portion of their total compensation. Restricted share awards generally vest ratably over three years. The Company has the right to fully vest employees in their awards upon retirement and in certain other circumstances. Awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted shares based on the fair value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. In 2007, 2006 and 2005, the Company recorded compensation expense relating to restricted shares of $25.4 million, $14.0 million and $13.4 million, respectively, all of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to restricted shares was $10.1 million, $5.6 million and $5.4 million in 2007, 2006 and 2005, respectively.

The following table summarizes restricted share activity in 2007, 2006 and 2005 (shares in thousands):

	2007		2006
	Number of Restricted Shares	Weighted-Average Grant date Fair Value	Number of Restricted Shares	Weighted-Average Grant date Fair Value
Outstanding at January 1	2,711.1	$11.55	3,026.7	$10.31
Granted	2,564.4	18.20	1,093.9	13.42
Vested	(1,416.8)	13.86	(995.7)	10.25
Surrendered	(209.8)	14.06	(413.8)	10.54

Outstanding at December 31	3,648.9	$15.19	2,711.1	$11.55

The weighted-average fair value of restricted shares granted in 2007, 2006 and 2005 was $18.20, $13.42 and $9.80, respectively. Based upon the value at date of vest, the cumulative fair value of restricted shares that vested in 2007, 2006 and 2005 was $22.9 million, $13.3 million and $9.7 million, respectively.

There is $37.2 million of unamortized compensation related to the unvested restricted shares outstanding at December 31, 2007. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.4 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted in 2007, 2006 and 2005 was $6.09, $4.63 and $4.03, respectively. The weighted-average assumptions used were as follows:

	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.0%	40.0%	40.0%
Risk-free interest rate	4.3%	4.7%	3.5%
Expected life (in years)	3.5	3.5	3.5

The Company recorded compensation expense relating to options of $5.7 million and $6.8 million in 2007 and 2006, respectively, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to stock options was $2.3 million and $2.7 million in 2007 and 2006, respectively.

The following table summarizes stock option activity and stock options exercisable in 2007 (options in millions):

	2007
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Life (years)
Outstanding at January 1, 2007	8.8	$9.43
Granted at market value	0.6	17.39
Exercised	(3.5)	6.05
Surrendered	(0.2)	13.82

Outstanding at December 31, 2007	5.7	$12.16	$21.0	6.28

Vested at December 31, 2007	3.4	$12.11	$19.7	6.17

Available for future grants at December 31, 2007*	11.7

*  -   represents both options and awards available for grant

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/07	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/07	Weighted- Average Exercise Price
$ 4.57-$7.98	1.0	3.93	$7.09	0.8	$6.89
$ 8.02-$9.84	1.2	5.68	9.41	0.7	9.31
$ 9.90-$9.94	0.5	7.25	9.90	0.0	9.94
$10.24-$10.30	1.0	6.84	10.24	1.0	10.24
$10.31-$16.32	1.0	7.47	13.33	0.5	12.99
$16.43-$71.38	1.0	6.98	22.14	0.4	29.06

The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock of $14.40 exceeds the exercise price of the stock options multiplied by the number of shares at December 31, 2007. The total intrinsic value of options exercised in 2007, 2006 and 2005 was $37.9 million, $46.1 million and $15.9 million, respectively. Cash received from the exercise of stock options in 2007 totaled $21.1 million.

There is $5.5 million of unrecognized compensation related to the unvested stock options outstanding at December 31, 2007. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.1 years.

12.    Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan (the “Plan”) in which substantially all of its employees are eligible to participate. Under the terms of the Plan, the Company is required to make annual contributions to the Plan equal to 100% of the contributions made by its employees, up to annual limits. The total expense, from continuing operations, recognized with respect to the Plan and included in Employee compensation and benefits on the Consolidated Statements of Operations, was as follows (in millions):

For the year ended December 31, 2007	$4.4
For the year ended December 31, 2006	4.1
For the year ended December 31, 2005	3.3

13.    Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual during 2007, 2006 and 2005 were ($2.5 million), $8.5 million, and $10.1 million, respectively. The benefit in 2007 was primarily related to an adjustment of previously recognized lease losses with respect to the Company’s 545 Washington Boulevard property in Jersey City, N.J. During 2007, the Company entered into two sub-lease agreements for a portion of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-leases and the assumptions previously used in the calculation of the lease loss accrual.

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

14.    Regulatory Charges and Related Matters

In 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its former Derivative Markets business segment which, prior to its sale by the Company in December 2004, was primarily operated through Knight Financial Products LLC. The

Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period from 1999 to 2005. The Company responded to this request and is cooperating with the staff of the SEC and certain regional exchanges to resolve this matter. During 2007, the Company recorded a charge of $1.4 million, net of tax relating to this matter. This charge has been reported in (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations.

As disclosed in the Company’s Form 10-K filing for the year-ended December 31, 2005, and in subsequent SEC filings in May 2006, Deephaven announced that it had concluded a settlement with the SEC in connection with trading activity associated with certain Private Investments in Public Equities (“PIPEs”). Without admitting or denying the allegations in the SEC’s complaint, and as part of the settlement, Deephaven was required to disgorge approximately $2.7 million, pay approximately $343,000 in pre-judgment interest and pay approximately $2.7 million as a civil penalty. In May 2006, the amounts were paid to the Clerk of the Court. The settlement resolved the matters for which Deephaven received the Wells Notice from the staff of the SEC in June 2005. In 2005, the Company recorded a total pre-tax charge of $5.7 million relating to this matter. Such charges are included in Regulatory charges and related matters on the Consolidated Statements of Operations. The Company did not record a tax benefit for the $2.7 million civil penalty portion of this settlement.

15.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company income tax returns.

The provision (benefit) for income taxes from continuing operations consists of (in millions):

	2007	2006	2005
Current:
U.S. federal	$73.4	$106.6	$38.1
State and local	13.1	7.9	(2.2)
Non U.S.	4.4	7.4	—

	90.9	121.9	35.9

Deferred:
U.S. federal	(12.5)	(27.0)	1.3
State and local	(0.7)	3.2	1.7
Non U.S.	(0.1)	0.1	—

	(13.3)	(23.7)	3.0

Income tax expense from continuing operations	$77.6	$98.2	$38.9

The preceding table does not reflect the tax effects of unrealized gains on available for sale securities, which was recorded directly in Stockholders’ equity. Stockholders’ equity decreased by $7.1 million in 2005, as a result of the tax effects of unrealized gains on available for sale securities and increased by $7.1 million in 2006 as such securities were sold. These tax effects are reported in the Consolidated Statements of Changes in Stockholders’ Equity as a component of Accumulated other comprehensive income, net of tax.

The following table reconciles income tax expense (benefit) from continuing operations at the U.S. federal statutory rate to the Company’s Income tax expense (in millions):

	2007	2006	2005
U.S. federal income tax expense at statutory rate	$70.4	$89.8	$36.8
U.S. state and local income tax expense (benefit), net of U.S. federal income tax effect	8.1	7.2	(0.3)
Non U.S., net	0.6	—	—
Nondeductible charges	0.6	0.5	1.5
Other, net	(2.1)	0.7	0.9

Income tax expense	$77.6	$98.2	$38.9

Included within Nondeductible charges in the above table is the effect of the $2.7 million in penalties in 2005, related to the regulatory charges described in Footnote 14, “Regulatory Charges and Related Matters”, for which no tax benefits were recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (in millions):

	2007	2006
Deferred tax assets:
Employee compensation and benefit plans	$48.0	$31.6
Fixed assets and other amortizable assets	3.0	2.8
Reserves	10.3	9.4
Valuation of investments	1.8	2.5
Net operating loss carryforwards	40.7	42.6
Less: Valuation allowance on net operating loss carryforwards	(40.1)	(41.9)

Total Deferred tax assets	63.7	47.0

Deferred tax liabilities:
Fixed assets and other amortizable assets	14.0	13.3
Valuation of investments	2.7	—

Total deferred tax liabilities	16.7	13.3

Net deferred tax assets	$47.0	$33.7

At December 31, 2007, the Company had U.S. federal net operating loss carryforwards, resulting from acquisitions, of $37.4 million. The Company recorded a related deferred tax asset of $13.1 million as of December 31, 2007, and an offsetting valuation allowance as substantially all of these net operating loss carryforwards are considered more likely than not to expire unutilized. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2019.

At December 31, 2007, the Company had state net operating loss carryforwards of $63.6 million of which $33.5 million resulted from acquisitions. The Company recorded a related deferred tax asset of $3.6 million as of December 31, 2007, and an offsetting valuation allowance of $2.8 million for those net operating loss carryforwards considered more likely than not to expire unutilized. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2011.

At December 31, 2007, the Company had U.K. net operating loss carryforwards of $80.7 million. The Company recorded a related deferred tax asset of $24.2 million as of December 31, 2007, and an offsetting valuation allowance as these net operating loss carryforwards are considered more likely than not to remain unutilized. These net operating losses may be carried forward indefinitely.

Effective January 1, 2007, the Company adopted FIN 48. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $0.9 million of unrecognized tax benefits and at December 31, 2007, the Company had $0.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of December 31, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 and 2006, and to non U.S. income tax examinations for the tax years 2002 through 2005. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2000 through 2006. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations before income taxes. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest, net, in the Consolidated Statements of Operations.

16.    Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup in December 2004. In accordance with SFAS 144, the results of the Derivative Markets segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. The final purchase price was subject to adjustment based on the final determination of the book value of the Derivative Markets segment at the time the deal closed. The final determination of book value occurred in the first quarter of 2005, at which time the adjustment was recognized. The result of this adjustment and other expenses related to the sale resulted in income of $122,000, net of tax, in 2005. As described in Footnote 14, “Regulatory Charges and Related Matters”, the Company recorded a charge of $1.4 million, net of tax, related to a regulatory matter involving the Derivative Markets segment in 2007.

The revenues and results of operations of the discontinued operations for 2007, 2006 and 2005 are summarized as follows (in millions):

	2007	2006	2005
Revenues	$—	$—	$—

Pre-tax loss from discontinued operations	$(2.1)	$—	$—
Pre-tax gain on sale of Derivative Markets business, net of transaction related costs	—	—	0.2
Income tax (benefit) expense	(0.6)	—	0.1

(Loss) income from discontinued operations, net of tax	$(1.4)	$—	$0.1

17.    Earnings per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised and restricted stock awards were to vest.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 2007, 2006 and 2005 (in millions, except per share data):

	For the years ended December 31,
	2007		2006		2005
	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares
Income and shares used in basic calculations	$122.2	97.1	$158.3	101.4	$66.4	103.5
Effect of dilutive stock based awards	—	3.7	—	4.8	—	3.4

Income and shares used in diluted calculations	$122.2	100.8	$158.3	106.2	$66.4	106.9

Basic earnings per share		$1.26		$1.56		$0.64

Diluted earnings per share		$1.21		$1.49		$0.62

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.1 million, 0.5 million and 5.2 million in 2007, 2006 and 2005, respectively.

18.    Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	For the years ended December 31,
	2007	2006	2005
Net income	$122.2	$158.3	$66.4
Other comprehensive income, net of tax:
Net unrealized gains on investment securities held as available-for-sale	—	—	10.4
Realization of gains on sales of investment securities held as available-for-sale	—	(10.4)	—

Total comprehensive income, net of tax	$122.2	$148.0	$76.7

Totals may not add due to rounding

Other comprehensive income, net of tax, represents net unrealized gains on the Company’s strategic investment in the ISE at December 31, 2005 and the subsequent realization of such gains in 2006.

19.    Significant Clients and Investors

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. No client accounted for more than 10% of the total U.S. equity dollar value traded during 2007. One client accounted for approximately 10.9% and 10.7% of the Company’s U.S. equity dollar value traded during 2006 and 2005, respectively.

The Company considers significant investors to be those investors who account for 10% or more of assets under management in the Deephaven Funds. One investor accounted for more than 10% of the Deephaven Funds’ asset under management as of December 31, 2007. No investor accounted for more than 10% of the Deephaven Funds’ asset under management as of December 31, 2006.

20.    Commitments and Contingent Liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company is subject to several of these matters at the present time. The results of these matters cannot be predicted with certainty, and we cannot estimate a possible range of loss for these matters at this time. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period.

As described in Footnote 2 “Significant Accounting Policies”, if a Deephaven fund which has a six-month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six-month performance period ending June 30 of that year.

Based upon market conditions and industry practice, in August 2007, the Company, at its sole discretion, made the determination that if a Deephaven fund with a six-month performance period incurs losses in the performance period ending December 31, 2007, Deephaven will return all or a portion of the incentive allocation fees collected from investors in that fund for the six-month performance period ended June 30, 2007. Of the $68.4 million of incentive allocation fees recorded for the six-month period ended June 30, 2007, Deephaven repaid approximately $19.0 million in the fourth quarter of 2007.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $9.1 million, $8.6 million and $9.2 million in 2007, 2006 and 2005, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of December 31, 2007, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Operating Leases”), and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Operating Leases	Other Obligations	Total
Year ending December 31, 2008	$11.4	$28.0	$39.4
Year ending December 31, 2009	11.1	15.4	26.5
Year ending December 31, 2010	10.5	—	10.5
Year ending December 31, 2011	11.0	—	11.0
Year ending December 31, 2012	11.4	—	11.4
Thereafter through October 31, 2021	92.4	—	92.4

	$147.9	$43.4	$191.2

Operating lease obligations have not been reduced by sub-lease rentals of $7.1 million due in the future under noncancelable sub-leases.

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of December 31, 2007, the Company has provided a letter of credit for $6.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

In 2003, the Company entered into long-term employment contracts with certain senior managers of Deephaven. In December 2006, the Company entered into new long-term employment agreements (the “2006 Employment Agreements”) with three senior managers of Deephaven (the “Deephaven Managers”), two of whom were parties to the agreements entered into in 2003. The 2006 Employment Agreements, which became effective on January 1, 2007, were for three-year terms and included a right of renewal by the Deephaven Managers through 2012 under certain circumstances. The 2006 Employment Agreements provided profit-sharing bonuses based on the financial performance of Deephaven. According to the terms of the 2006 Employment Agreements, the Deephaven Managers were entitled to receive 50% of the first $60 million, and 75% thereafter, of pre-tax earnings prior to the profit-sharing bonuses. Upon entering the 2006 Employment Agreements, the Deephaven Managers also received one million shares of Knight restricted common stock, which vest ratably over three years.

In connection with entering into the 2006 Employment Agreements, the Deephaven Managers were also granted an option (the “Option”), exercisable after January 1, 2008 and until December 31, 2012, and conditioned on meeting certain requirements, to obtain a 49% interest in a new limited liability company (“Deephaven Holdings”) to which the Company’s interests in Deephaven would be contributed in exchange for the termination of their new employment agreements and associated profit-sharing bonuses. The agreement also provides that in the event of a change of control of the Company prior to December 31, 2012, the Deephaven Managers would have the option (the “Change of Control Option”), in exchange for the termination of the 2006 Employment Agreements and associated profit-sharing bonuses, to obtain a 51% interest in Deephaven or, if the Option has already been exercised, to increase their 49% interest resulting from the exercise of the Option by an additional 2%. Following any exercise of the Option or Change of Control Option by the Deephaven Managers, pre-tax earnings prior to profit sharing will be allocated between Knight and the Deephaven Managers in the same manner as under the 2006 Employment Agreements. See Footnote 24, “Subsequent Events” for further discussion relating to the exercise of the Option by the Deephaven Managers.

21.    Net Capital Requirements

The Company’s U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. As of December 31, 2007, all of the Company’s broker-dealer subsidiaries were in compliance with their capital adequacy requirements. The following table sets forth the net capital levels and requirements for the following significant U.S. registered broker-dealer subsidiaries at December 31, 2007 as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$89.4	$8.0	$81.4
KCM	78.5	1.2	77.3
Direct Trading	12.9	0.5	12.4

In addition, the Company’s foreign registered broker-dealer, KEMIL, is subject to certain financial resource requirements of the FSA. The following table sets forth the financial resource requirement at December 31, 2007 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KEMIL	$32.4	$17.0	$15.4

22.    Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market-maker of equities, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker-dealer and institutional counterparties primarily located in the United

States. The Company clears the majority of its securities transactions through clearing brokers. Foreign transactions are settled pursuant to a global custody and clearing agreement with a major U.S. bank. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers and the bank (the “clearing agents”). These clearing agents may re-hypothecate certain securities held on behalf of the Company. Additionally, pursuant to the terms of the agreements between the Company and the clearing agents, the clearing agents have the right to charge the Company for all losses that result from a counterparty’s failure to fulfill its contractual obligations. The Company has the ability to pursue collection from or performance with regard to this right. The Company’s policy is to monitor the credit standing of the clearing agents and all counterparties with which it conducts business.

Securities sold, not yet purchased represent obligations to purchase such securities (or underlying securities) at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

The Company currently has no loans outstanding to any former or current executive officer or director.

23.    Acquisitions

During 2006, the Company acquired the following two businesses within the Global Markets segment for a total of $95.7 million in cash:

•	Hotspot, an electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform.

•	Knight BondPoint, a privately held firm that provides electronic access and trade execution products for the fixed income market.

Goodwill and intangible assets recognized upon the closing of these transactions amounted to $69.8 million and $38.7 million, respectively. Intangible assets primarily consist of customer relationships and trade names. As these acquisitions were structured as stock purchases, none of the goodwill is expected to be deductible for tax purposes. Refer to Footnote 8, “Goodwill and Intangible Assets,” for further details.

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

See Footnote 24, “Subsequent Events” relating to the acquisition of EdgeTrade Inc.

24.    Subsequent Events

Acquisition of EdgeTrade Inc.

On January 14, 2008, the Company completed the acquisition of EdgeTrade Inc. (“EdgeTrade”), a privately-held firm for $59.5 million comprising $29.5 million in cash and approximately 2.3 million shares of unregistered Knight common stock. EdgeTrade is a leading agency-only trade execution and algorithmic software firm that allows buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs.

Exercise of Option by Deephaven Managers

On January 10, 2008, Deephaven Managing Partners, LLC (“Deephaven Partners”), an entity owned and controlled by the Deephaven Managers, provided notice to the Company that it was exercising the Option.

On February 1, 2008, after regulatory and contractual approvals were received, the Company completed the transaction whereby the Company contributed its interest in Deephaven to Deephaven Holdings and Deephaven Partners acquired a 49% interest in Deephaven Holdings in exchange for the termination of the Deephaven Managers’ 2006 Employment Agreements and associated profit sharing bonuses and an equity contribution of $1 million to Deephaven Holdings by Deephaven Partners (the “Deephaven Transaction”). The Deephaven Transaction did not affect or result in any change to Deephaven’s role as investment manager to the funds it currently manages, or to the manner in which Deephaven carries out its duties as investment manager to those funds.

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements do not include the profit-sharing bonuses provided under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings will be allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on the Company’s Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses that are allocated to the Deephaven Managers will instead be reported as Minority interest on the Company’s Consolidated Statements of Operations and included as Minority interest on the Company’s Consolidated Statements of Financial Condition.

Under the New LLC Agreement, the Company owns 51% of the shares in Deephaven Holdings, and Deephaven Partners owns 49% of the shares. As previously disclosed in a Form 8-K filing dated December 22, 2006, and subsequent regulatory filings, in the event of a change of control of the Company prior to December 31, 2012, Deephaven Partners will have the option (the “Change of Control Option”) to increase its 49% interest by an additional 2%. Upon any exercise of the Change of Control Option, the Company will be obligated to transfer ownership of 2% of the shares to Deephaven Partners. The Company is entitled to appoint a majority of the Board of Managers of Deephaven Holdings until such time as the Change of Control Option is exercised, at which time Deephaven Partners will be entitled to appoint a majority of the Board of Managers.

Under the New LLC Agreement, certain corporate actions will require approval of a “super-majority” of members of the Board of Managers, including representatives of both Deephaven Partners and us. Neither party is permitted to transfer any of its interests in Deephaven Holdings to any unaffiliated third person without the consent of the other party. Any sale of Deephaven Holdings requires either (x) the consent of the holders of 75% of the shares or (y) if the aggregate consideration is in excess of $450 million, the approval of only Deephaven Partners (subject to a right of first refusal for the benefit of the Company). Pursuant to the New LLC Agreement, proceeds from any sale or liquidation of Deephaven or Deephaven Holdings will be allocated among the Company and Deephaven Partners based upon a formula that takes into account their capital accounts at the time of such sale or liquidation and relative profit sharing percentages over a defined period of time.

For additional information on the transaction, see Supplementary Schedule I included in this Annual Report on Form 10-K.

Closing of Deephaven Event Fund

On January 31, 2008, Deephaven announced that it had concluded that it is in the best interests of investors in the Deephaven Event Fund LLC and the Deephaven Event Fund Ltd. (collectively, the “Event Fund”) that the Event Fund return investors’ capital. The decision to return investors’ capital in the Event Fund occurred after a review by Deephaven of the Event Fund and the Event Fund’s viability given the current macro-economic environment, performance over the preceding nine months, declining investor interest in event-driven investment strategies and significant levels of redemption requests in the Event Fund. Substantive changes in macro-economic circumstances in the U.S. have resulted in a reduction in the types of opportunities that Deephaven would ordinarily pursue as components of the Event Fund’s core event-driven strategy and the conclusion that the Event Fund’s core investment strategy is unlikely to produce the type of investment results Deephaven and its investors might expect over the short and intermediate term. As a result, redemptions in the Event Fund were suspended with immediate effect and Deephaven began an orderly process to reduce trading positions to cash and return investors’ capital as promptly as reasonably practicable. Beginning February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee will be charged to investors in the Event Fund.

25.    Business Segments

The Company currently has two operating business segments, Asset Management and Global Markets as well as a Corporate segment. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Global Markets segment provides market access and trade execution services in nearly every U.S. equity security and a large number of international securities, futures, options, foreign exchange and fixed income. The Global Markets segment offers high quality trade executions through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support alpha creation and capital formation. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments, subsidiary stock issuance and partial sale of Direct Edge, and the Company’s corporate investment as a limited partner or non-managing member in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

The Company’s revenues, income from continuing operations before income taxes and total assets by segment are summarized below (amounts in millions).

	Asset Management	Global Markets	Corporate	Consolidated Total
For the year ended December 31, 2007:
Revenues	$118.2	$751.4	$35.7	$905.3
Income from continuing operations before income taxes	16.5	180.4	4.3	201.2
Total assets	170.8	1,433.1	152.0	1,755.8
For the year ended December 31, 2006:
Revenues	$214.9	$674.8	$66.6	$956.3
Income from continuing operations before income taxes	74.8	150.3	31.4	256.5
Total assets	199.1	1,670.3	158.8	2,028.2
For the year ended December 31, 2005:
Revenues	$89.8	$470.9	$74.2	$634.8
Income from continuing operations before income taxes	20.8	35.1	49.3	105.2
Total assets	82.4	996.1	337.5	1,416.0

Totals may not add due to roundings.

26.    Condensed Financial Statements of Knight Capital Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

Knight Capital Group, Inc. (parent only)

	December 31, 2007	December 31, 2006
	(in thousands)
Assets
Cash and cash equivalents	$43,759	$4,907
Securities owned, at market value	6,400	6,343
Investments in subsidiaries, equity method	831,591	908,407
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $132 in 2007 and $31 in 2006	191	279
Investments in Deephaven sponsored funds	83,732	110,919
Receivable from Deephaven sponsored funds	85,000	—
Strategic investments	54,603	49,050
Other assets	29,209	22,029

Total assets	$1,134,485	$1,101,934

Liabilities and Stockholders’ Equity
Liabilities
Accrued compensation expense	$21,710	$21,314
Accrued expenses and other liabilities	10,094	3,173
Payable to subsidiaries	123,276	95,798
Income taxes payable	24,027	19,162
Long term debt	70,000	—

Total liabilities	249,107	139,447
Total stockholders’ equity	885,378	962,487

Total liabilities and stockholders’ equity	$1,134,485	$1,101,934

The accompanying notes are an integral part of these condensed financial statements.

Statements of Operations

Knight Capital Group, Inc. (parent only)

	For the years ended December 31,
	2007	2006	2005
	(in thousands)
Revenues
Corporate management fees	$28,165	$28,000	$24,261
Investment income and other, net	22,470	14,694	8,636

Total revenues	50,635	42,694	32,897

Expenses
Employee compensation and benefits	20,505	20,915	14,327
Professional fees	6,492	10,161	6,512
Business development	432	597	460
Other	3,815	3,785	4,793

Total expenses	31,244	35,458	26,092

Income before income taxes and equity in earnings of subsidiaries	19,391	7,236	6,805
Income tax expense (benefit)	5,062	444	(1,033)

Income before equity in earnings of subsidiaries	14,329	6,792	7,838
Equity in earnings of subsidiaries	107,911	151,554	58,522

Net income	$122,240	$158,346	$66,360

The accompanying notes are an integral part of these condensed financial statements.

Statements of Cash Flows

Knight Capital Group, Inc. (parent only)

	For the years ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$122,240	$158,346	$66,360
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries	(107,911)	(151,554)	(58,522)
Depreciaton and amortization	239	71	40
Stock-based compensation	4,539	3,998	2,851
Income tax benefit on stock awards exercised	—	—	6,626
Unrealized gains on investments in Deephaven sponsored funds	(17,786)	(12,669)	(6,849)
Unrealized (gain) loss on strategic investments	(688)	1,119	748
(Increase) decrease in operating assets
Securities owned	(57)	2,013	540
Other assets	(7,314)	(3,790)	9,320
Increase (decrease) in operating liabilities
Accrued compensation expense	396	8,406	(8,516)
Accrued expenses and other liabilities	6,921	568	66
Payable to subsidiaries	55,612	20,296	102,509
Income taxes payable	4,865	(5,746)	(21,206)

Net cash provided by operating activities	61,056	21,058	93,967

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(14)	(310)	—
Redemptions in Deephaven sponsored funds	35,000	19,575	5,000
Investment in Deephaven sponsored funds	—	(1,310)	(55,000)
Proceeds from sale of strategic investments	5,534	—	1,166
Purchases of strategic investments	(10,400)	(38,750)	(3,650)
Dividends received from subsidiaries	129,324	250,514	38,995
Capital contributions to subsidiaries	(21,252)	(235,735)	(143,849)

Net cash provided by (used in) investing activities	138,192	(6,016)	(157,338)

Cash flows from financing activities
Stock options exercised	21,075	26,787	22,517
Income tax benefit on stock awards exercised	15,172	19,405	—
Proceeds from long term debt borrowing	70,000	—	—
Cost of common stock repurchased	(266,643)	(75,959)	(147,016)

Net cash used in financing activities	(160,396)	(29,767)	(124,499)

Increase (decrease) in cash and cash equivalents	38,852	(14,725)	(187,870)
Cash and cash equivalents at beginning of the year	4,907	19,632	207,502

Cash and cash equivalents at end of the year	$43,759	$4,907	$19,632

Supplemental disclosure of cash flow information:
Cash paid for interest	$97	$408	$576

Cash paid for income taxes	$66,826	$102,747	$52,563

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

KNIGHT CAPITAL GROUP, INC.

(Parent Only)

A.    General

The condensed financial statements of Knight Capital Group, Inc. (parent only; the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

B.    Income taxes

As stated in Footnote 15, “Income Taxes”, the Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate income tax returns. As such, both federal and state income taxes attributable to subsidiaries are accrued at the subsidiary level and are therefore, included in Equity in earnings of subsidiaries on the Condensed Financial Statements. Income tax expense (benefit) included on the Parent Company’s Condensed Statements of Operations represents only the income taxes attributable to the Parent Company.

Supplementary Schedule I—Unaudited Condensed Consolidated Pro Forma Financial Information

For a description of the Deephaven Transaction, see Footnote 24, “Subsequent Events”.

The following unaudited Pro Forma Condensed Consolidated Financial Information for the Company updates the Form 8-K filed on February 7, 2008, regarding the exercise of the Option by Deephaven Partners and reflects the balances as of and for the year ended December 31, 2007.

The unaudited Pro Forma Condensed Consolidated Statement of Financial Condition of the Company as of December 31, 2007 gives effect to the Deephaven Transaction as if it had occurred on December 31, 2007 and the unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2007 gives effect to the Deephaven Transaction as if it had occurred on January 1, 2007 (collectively, the “Pro Forma Condensed Consolidated Financial Statements”).

The unaudited Pro Forma Condensed Consolidated Financial Statements have been prepared by the Company’s management and are provided for informational purposes only. The unaudited Pro Forma Condensed Consolidated Financial Statements do not purport to reflect the results of operations that would have existed or occurred had such transaction taken place on the date indicated, nor do they purport to reflect the financial condition or results of operations that will exist or occur in the future. The unaudited Pro Forma Condensed Consolidated Financial Statements, including the notes thereto, are qualified in their entirety by reference to, and should be read in conjunction with, the Company’s historical Consolidated Financial Statements and the Notes thereto included in this Annual Report on Form 10-K.

KNIGHT CAPITAL GROUP, INC.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(unaudited)

	December 31, 2007
	As Reported	Adjustments (Note 1)	Pro forma
	(in thousands)
Assets
Cash and cash equivalents	$222,435	$1,000	$223,435
Securities owned, held at clearing brokers, at market value	412,565		412,565
Receivable from brokers and dealers	382,544		382,544
Asset management fees receivable	27,588		27,588
Investment in Deephaven sponsored funds	83,732		83,732
Receivable from Deephaven sponsored funds	85,000		85,000
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	62,073		62,073
Strategic investments	73,704		73,704
Goodwill	132,832		132,832
Intangible assets, less accumulated amortization	57,845		57,845
Deferred compensation investments	85,504		85,504
Other assets	129,991		129,991

Total assets	$1,755,813	$1,000	$1,756,813

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$335,280	$—	$335,280
Payable to brokers and dealers	117,001		117,001
Accrued compensation expense	228,275		228,275
Accrued expenses and other liabilities	119,879		119,879
Long term debt	70,000		70,000

Total liabilities	870,435	—	870,435

Minority interest in consolidated subsidiaries	—	1,000	1,000

Stockholders’ equity
Class A Common Stock	1,509		1,509
Additional paid-in capital	587,025		587,025
Retained earnings	934,099		934,099
Treasury stock, at cost	(637,255)		(637,255)

Total stockholders’ equity	885,378	—	885,378

Total liabilities and stockholders’ equity	$1,755,813	$1,000	$1,756,813

See accompanying notes to pro forma condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the year ended December 31, 2007
	As Reported	Adjustments (Note 2)	Pro forma
	(in thousands, except per share amounts)
Revenues
Commissions and fees	$447,495	$—	$447,495
Net trading revenue	286,199		286,199
Asset management fees	116,777		116,777
Interest, net	17,378		17,378
Non-operating gain from subsidiary stock issuance	8,757		8,757
Investment income and other, net	28,718		28,718

Total revenues	905,324	—	905,324

Transaction-based expenses
Execution and clearance fees	120,261		120,261
Soft dollar and commission recapture expense	61,367		61,367
Payments for order flow and ECN rebates	54,564		54,564

Total transaction-based expenses	236,192	—	236,192

Revenues, net of transaction-based expenses	669,132	—	669,132

Other direct expenses
Employee compensation and benefits	346,476	(21,580)	324,896
Communications and data processing	36,956		36,956
Depreciation and amortization	22,075		22,075
Professional fees	19,360		19,360
Business development	15,997		15,997
Occupancy and equipment rentals	14,083		14,083
Writedown of assets and lease loss accrual	(2,470)		(2,470)
Other	15,418		15,418

Total other direct expenses	467,895	(21,580)	446,315

Income from continuing operations before income taxes and minority interest	201,237	21,580	222,817
Income tax expense	77,560		77,560

Income from continuing operations before minority interest	123,677	21,580	145,257

Minority interest in income of consolidated subsidiaries	—	(21,580)	(21,580)

Income from continuing operations	123,677	—	123,677
Loss from discontinued operations, net of tax	(1,437)		(1,437)

Net income	$122,240	$—	$122,240

Basic earnings per share from continuing operations	$1.27	$—	$1.27

Diluted earnings per share from continuing operations	$1.23	$—	$1.23

Basic and diluted earnings per share from discontinued operations	$(0.01)	$—	$(0.01)

Basic earnings per share	$1.26	$—	$1.26

Diluted earnings per share	$1.21	$—	$1.21

Shares used in computation of basic earnings per share	97,050	—	97,050

Shares used in computation of diluted earnings per share	100,796	—	100,796

See accompanying notes to pro forma condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.

The Pro Forma Condensed Consolidated Statement of Financial Condition gives effect to the Deephaven Transaction as if it had occurred on December 31, 2007. The $1 million increase in Cash and cash equivalents represents the initial capital contribution by Deephaven Partners to Deephaven Holdings and has been credited to Minority interest.

Note 2.

The Pro Forma Condensed Consolidated Statement of Operations gives effect to the Deephaven Transaction as if it had occurred on January 1, 2007. Amounts that had previously been reported as Employee compensation and benefits have been reclassified to Minority interest in income of consolidated subsidiaries as such amounts are treated as allocations to Deephaven Partners for purposes of these Pro Forma Condensed Consolidated Financial Statements.

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

(b) Management’s Report on Internal Control Over Financial Reporting. See report included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Knight’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III—ITEMS 10, 11, 12, 13 and 14

The Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”

(c)  INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
2.2	Asset Purchase Agreement, dated as of August 8, 2004, by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC. (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2004).

2.3	Amendment No. 1 to the Asset Purchase Agreement by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC dated December 9, 2004. (Incorporated herein by reference to Exhibit 2.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), December 15, 2004).

3.1	Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000).

3.2	Amended and Restated By-Laws of the Registrant dated January 19, 2005. (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated March 15, 2005).

10.1	License Agreement between Automated Securities Clearance, Ltd. and Knight Securities, L.P., dated April 5th, 1995. (Incorporated herein by reference to Exhibit 10.8 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.2*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.3*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.4	Clearing Agreement between Knight Securities, L.P. and Broadcort Capital Corp. (the “Knight Clearing Agreement”), dated September 28, 1999. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999).

10.5	Amendment to the Knight Clearing Agreement, dated October 18, 1999. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.6	Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002).

10.7	Form of Indemnification Contract entered into by members of the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.8*	Amended and Restated 2003 Equity Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.9	U.S. Securities and Exchange Commission Order. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.10	NASD Letter of Acceptance, Waiver and Consent. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.11*	Form of Non-Qualified Stock Option Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.12*	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.13*	Employment Letter Agreement, dated as of December 2, 2005, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.14*	Form of Non-Qualified Stock Option Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.15*	Form of Restricted Stock Award Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.16*	Option Agreement among Deephaven Managing Partners, LLC, Deephaven Capital Management LLC, Knight Capital Group, Inc., KFP Holdings I LLC, Colin Smith, Shailesh Vasundhra and Matthew Nunn, dated December 21, 2006. (Incorporated herein by reference to Exhibit 1.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 22, 2006).

10.17*	2006 Equity Incentive Plan of the Registrant. (Incorporated herein by reference from Exhibit A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 5, 2006).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.18	Credit Agreement among Knight Capital Group, Inc., as Borrower, The Several Lenders from Time to Time Party Hereto, TD Banknorth, N.A and Wachovia Bank, National Association as Co-Syndication Agents, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated October 3, 2007. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated October 9, 2007)

10.19	Limited Liability Company Agreement of Deephaven Capital Management Holdings LLC among Knight Capital Group, Inc., KFP Holdings I LLC, Deephaven Managing Partners, LLC, Colin Smith, Shailesh Vasundhra and Matthew Nunn, dated February 1, 2008. (Incorporated herein by reference to Exhibit 1.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated February 7, 2008).

10.20**	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan.

10.21**	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan.

21.1**	Subsidiaries of the Registrant as of December 31, 2007.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 28th day of February, 2008.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Joyce and Steven Bisgay, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ THOMAS M. JOYCE Thomas M. Joyce	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ STEVEN BISGAY Steven Bisgay	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ WILLIAM L. BOLSTER William L. Bolster	Director	February 28, 2008

/s/ GARY R. GRIFFITH Gary R. Griffith	Director	February 28, 2008

/s/ ROBERT M. LAZAROWITZ Robert M. Lazarowitz	Director	February 28, 2008

/s/ THOMAS C. LOCKBURNER Thomas C. Lockburner	Director	February 28, 2008

/s/ JAMES T. MILDE James T. Milde	Director	February 28, 2008

/s/ RODGER O. RINEY Rodger O. Riney	Director	February 28, 2008

/s/ LAURIE M. SHAHON Laurie M. Shahon	Director	February 28, 2008