Form 10-Q
period 2008-03-31
KNIGHT CAPITAL GROUP, INC.
filed 2008-05-12
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At May 9, 2008 the number of shares outstanding of the Registrant’s Class A Common Stock was 93,959,825 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2008

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$110,992	$103,859
Net trading revenue	101,517	61,637
Asset management fees	15,186	60,714
Interest, net	2,757	4,818
Investment (loss) income and other, net	(5,601)	10,623

Total revenues	224,851	241,651

Transaction-based expenses
Execution and clearance fees	23,031	27,410
Soft dollar and commission recapture expense	18,876	14,537
Payments for order flow and ECN rebates	8,926	12,599

Total transaction-based expenses	50,833	54,546

Revenues, net of transaction-based expenses	174,018	187,105

Other direct expenses
Employee compensation and benefits	86,434	102,233
Communications and data processing	10,128	8,699
Depreciation and amortization	5,746	5,402
Professional fees	5,086	5,489
Occupancy and equipment rentals	4,012	3,455
Business development	3,915	3,779
Other	1,420	3,333

Total other direct expenses	116,741	132,390

Income from continuing operations before income taxes and minority interest	57,277	54,715
Income tax expense	23,320	21,530

Income from continuing operations before minority interest	33,957	33,185
Minority interest expense	1,454	–

Income from continuing operations	32,503	33,185
Loss from discontinued operations, net of tax	–	(1,333)

Net income	$32,503	$31,852

Basic earnings per share from continuing operations	$0.36	$0.33

Diluted earnings per share from continuing operations	$0.35	$0.32

Basic and diluted earnings per share from discontinued operations	$–	$(0.01)

Basic earnings per share	$0.36	$0.32

Diluted earnings per share	$0.35	$0.31

Shares used in computation of basic earnings per share	89,810	100,906

Shares used in computation of diluted earnings per share	92,445	104,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2008 (Unaudited)	December 31, 2007
	(In thousands)
Assets
Cash and cash equivalents	$222,331	$222,435
Securities owned, held at clearing brokers, at fair value	451,313	412,565
Receivable from brokers and dealers	322,378	382,544
Asset management fees receivable	5,830	27,588
Investment in Deephaven sponsored funds	73,755	83,732
Receivable from Deephaven sponsored funds	–	85,000
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	64,643	62,073
Strategic investments	83,047	73,704
Goodwill	184,218	132,832
Intangible assets, less accumulated amortization	73,367	57,845
Deferred compensation investments	102,112	85,504
Other assets	136,342	129,991

Total assets	$1,719,336	$1,755,813

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at fair value	$364,736	$335,280
Payable to brokers and dealers	91,724	117,001
Accrued compensation expense	140,705	228,275
Accrued expenses and other liabilities	120,207	119,879
Long term debt	70,000	70,000

Total liabilities	787,372	870,435

Commitments and contingent liabilities (Note 17)

Minority interest	2,454	–

Stockholders’ equity
Class A Common Stock, $0.01 par value;
Shares authorized: 500,000 at March 31, 2008 and December 31, 2007;
Shares issued: 152,763 at March 31, 2008 and 150,801 at December 31, 2007;
Shares outstanding: 93,744 at March 31, 2008 and 91,536 at December 31, 2007	1,529	1,509
Additional paid-in capital	607,557	587,025
Retained earnings	966,602	934,099
Treasury stock, at cost; 59,019 shares at March 31, 2008 and 59,265 shares at December 31, 2007	(646,178)	(637,255)

Total stockholders’ equity	929,510	885,378

Total liabilities and stockholders’ equity	$1,719,336	$1,755,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$32,503	$31,852
Loss from discontinued operations, net of tax	–	(1,333)

Income from continuing operations, net of tax	32,503	33,185
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	5,746	5,402
Stock-based compensation	11,300	7,914
Deferred rent	127	90
Unrealized loss on strategic investments	3,099	365
Unrealized loss (gain) on investments in Deephaven sponsored funds	7,041	(7,965)
Minority interest expense	1,454	–
Operating activities from discontinued operations	–	(1,333)
(Increase) decrease in operating assets, net of acquisitions and disposals
Securities owned	(38,748)	349
Receivable from brokers and dealers	62,095	21,143
Asset management fees receivable	21,758	66,554
Deferred compensation investments	(13,672)	(64,453)
Other assets	(4,560)	(12,854)
Increase (decrease) in operating liabilities, net of acquisitions and disposals
Securities sold, not yet purchased	29,456	(2,750)
Payable to brokers and dealers	(25,277)	5,593
Accrued compensation expense	(88,260)	(84,777)
Accrued expenses and other liabilities	(15,148)	11,180

Net cash used in operating activities	(11,086)	(22,357)

Cash flows from investing activities
Redemption of Deephaven sponsored funds	85,000	–
Purchases of fixed assets and leasehold improvements	(6,349)	(1,780)
Proceeds from sale of strategic investments	–	5,534
Purchases of strategic investments	(12,441)	(2,400)
Purchases of businesses, net of cash acquired	(27,241)	(30)

Net cash provided by investing activities	38,969	1,324

Cash flows from financing activities
Capital contribution from Deephaven Managing Partners, LLC	1,000	–
Stock options exercised	3,119	9,934
Income tax benefit on stock awards exercised	1,413	7,003
Cost of common stock repurchased	(33,519)	(51,432)

Net cash used in financing activities	(27,987)	(34,495)

Decrease in cash and cash equivalents	(104)	(55,528)
Cash and cash equivalents at beginning of period	222,435	214,760

Cash and cash equivalents at end of period	$222,331	$159,232

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,113	$310

Cash paid for income taxes	$30,167	$28,638

Supplemental disclosure of investing activities:
Goodwill	$51,385	$30
Intangible assets	17,300	–
Other assets	3,911	–
Accrued expenses and other liabilities	(15,355)	–

	57,241	30
Issuance of common stock in connection with acquisition	(30,000)	–

Purchases of businesses, net of cash acquired	$27,241	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has two operating business segments, Global Markets and Asset Management, as well as a Corporate segment. As of March 31, 2008, the Company’s business segments comprised the following subsidiaries:

Global Markets

•

Knight Equity Markets, L.P. (“KEM”) operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in the NASDAQ Stock Market and on the OTC Bulletin Board. KEM also operates the Company’s primary domestic institutional sales business. Donaldson & Co., a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the NASDAQ Stock Exchange (“NASDAQ”), Financial Industry Regulatory Authority (“FINRA”), the International Securities Exchange, LLC, the National Stock Exchange and the National Futures Association (“NFA”).

•

Knight Capital Markets LLC (“KCM”) primarily operates as a market-maker in the over-the-counter market for New York Stock Exchange (“NYSE”) and American Stock Exchange (“AMEX”) listed securities. KCM is a broker-dealer registered with the SEC and is a member of NASDAQ and FINRA.

•

Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for institutional and broker-dealer clients in U.S., European and international equities. KEMIL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and is a member of the London Stock Exchange, Deutsche Börse AG, Euronext N.V. (incorporating Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris), Borsa Italiana, OMX (incorporating the Copenhagen Stock Exchange, Helsinki Stock Exchange and Stockholm Stock Exchange), Oslo Børs, SWX Europe Limited and Weiner Börse.

•

Direct Trading Institutional, L.P. (“Direct Trading”) provides institutions with direct market access trading through Knight Direct EMSTM, an advanced electronic platform. Direct Trading is a broker-dealer registered with the SEC and is a member of NASDAQ, FINRA and the NFA.

•

Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions, dealers and retail clients with spot foreign exchange executions through an advanced, fully electronic platform. One Hotspot subsidiary is regulated by the FSA, and another Hotspot subsidiary is a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the NFA.

•

Knight BondPoint, Inc. (“Knight BondPoint”) (formerly known as ValuBond Securities, Inc.) provides electronic access and trade execution products for the retail fixed income market. Knight BondPoint is a broker-dealer registered with the SEC and is a member of FINRA and the Municipal Securities Rulemaking Board (“MSRB”).

•

EdgeTrade LLC (“EdgeTrade”) is an agency-only trade execution and algorithmic software firm that allows buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs. EdgeTrade is a broker-dealer registered with the SEC and is a member of NASDAQ and FINRA. EdgeTrade was acquired by the Company in January 2008.

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

At the close of business on September 28, 2007 (the “Deconsolidation Date”) the Company deconsolidated Direct Edge ECN as it no longer controlled Direct Edge ECN as of that date. The results of Direct Edge ECN’s operations have been included in the Consolidated Statements of Operations for the three months ended March 31, 2007, when Direct Edge ECN was a wholly-owned subsidiary of the Company. The Company accounts for its interest in Direct Edge Holdings LLC (“Direct Edge Holdings”), the newly formed immediate parent company of Direct Edge ECN (together, “Direct Edge”) under the equity method for periods subsequent to the Deconsolidation Date.

Asset Management

Deephaven Capital Management LLC (“Deephaven”) is the registered investment adviser to and sponsor of the Deephaven investment funds (the “Deephaven Funds”). In addition to being registered as an Investment Adviser with the SEC, Deephaven is also registered with the CFTC as a “commodity pool operator” and a “commodity trading adviser,” and is a member of the NFA. Due to the nature of Deephaven’s investor base, however, Deephaven is not registered as either a “FCM” or “Introducing Broker” with the CFTC or NFA and is exempt from many of the CFTC and NFA regulations. Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the FSA, and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission.

Prior to February 1, 2008, Deephaven was a wholly-owned subsidiary of the Company. On February 1, 2008, the Company contributed its interest in Deephaven to Deephaven Capital Management Holdings LLC (“Deephaven Holdings”) in exchange for a 51% interest in Deephaven Holdings. In addition, certain Deephaven managers acquired a 49% interest in Deephaven Holdings in exchange for the termination of their employment agreements and associated profit sharing bonuses and an equity contribution. See Footnote 16 “Deephaven Transaction” for a further discussion of Deephaven.

Corporate

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

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products Inc. (“Citigroup”) in December of 2004. Costs associated with the Derivative Markets segment have been included within discontinued operations for the three months ended March 31, 2007. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 13 “Discontinued Operations.”

2.    Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of the Company and its subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances within continuing operations have been eliminated. The Company records Minority interest expense on the Consolidated Statements of Operations, which reflects the portion of earnings of consolidated subsidiaries that are applicable to the minority interest owners.

Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported net income.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Market making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Interest expense, which has been netted against interest income on the Consolidated Statements of Operations, was $2.1 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $3.2 million and $1.7 million for the three month periods ended March 31, 2008 and 2007, respectively. Net trading revenue also includes dividend expense of $1.9 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company, and rebates for providing liquidity to Direct Edge ECN through the Deconsolidation Date. Soft dollar and commission recapture expense represents payments to or on behalf of institutions in connection with soft dollar and commission recapture programs.

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

Incentive allocation fees may increase or decrease during the year based on the performance of the Deephaven Funds. As such, the incentive allocation fees, in certain circumstances, may be negative for certain periods, but not lower than zero for any six-month performance period ended June 30 or December 31, for some funds, or the twelve month performance period ended December 31 for other funds. Incentive allocation fees are paid upon the close of each six month performance period, or twelve month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once such performance period has closed. If a fund which has a six month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ended June 30 of that year.

Financial instruments and fair value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

• Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

• Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

• Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value.

The Company’s securities owned and securities sold, not yet purchased will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of March 31, 2008, the Company’s Investment in Deephaven sponsored funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. At January 1, 2008 and as of March 31, 2008, the Company did not hold any financial instruments that met the definition of Level 3.

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. The Company believes that FSP FAS 157-2 will not have a material impact on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which provides an option for entities to choose to measure many financial instruments and certain other items at fair value. On January 1, 2008, the Company elected not to take the option available under SFAS 159 for the purposes of valuing certain financial instruments at fair value.

Strategic investments

Strategic investments include non-controlling equity ownership interests held by the Company or its non-broker-dealer subsidiaries, primarily in financial services-related businesses. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Investments are held at amortized cost when the Company is not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value pursuant to SFAS 157.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impaired value.

Goodwill and intangible assets

The Company applies the provisions of SFAS No. 142 Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with an indefinite useful life be tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. Other intangible assets are amortized on a straight line basis over their useful lives and, as required by SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), will be tested for recoverability whenever events indicate that the carrying amounts may not be recoverable.

Treasury stock

The Company records its purchases and reissuances of treasury stock at cost as a separate component of Stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions.

Foreign currencies

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment (loss) income and other, net on the Company’s Consolidated Statements of Operations.

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

The Company follows SFAS No. 13 Accounting for Leases, as amended, and as clarified by EITF and FASB Technical Bulletins, which states that rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods should be recognized on a straight-line basis over the lease term beginning on the date the lessee takes possession of or controls the use of the space, including during free rent periods.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

Discontinued Operations

In accordance with SFAS 144, the revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included in Loss from discontinued operations, net of tax, on the Consolidated Statements of Operations.

Stock-based compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the “modified prospective method.” Under SFAS No. 123(R), the grant date fair value of stock-based employee awards that require future service is amortized over the relevant service period.

Upon the adoption of SFAS No. 123(R), the Company changed its expense attribution method for options. For option awards granted subsequent to adoption, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award, which is the same methodology that the Company uses to account for restricted share awards. For unvested option awards granted prior to adoption, the Company continues to recognize compensation cost using a graded-vesting method (as it had on a pro-forma basis previously). The graded-vesting method recognizes compensation cost separately for each vesting tranche.

SFAS No. 123(R) requires expected forfeitures to be considered in determining stock-based employee compensation expense. For all periods presented, the Company recorded a benefit for expected forfeitures on all outstanding stock-based awards.

For stock options issued after the adoption of SFAS No. 123(R), the Company applies a non-substantive vesting period approach whereby the expense is accelerated for those employees and directors that receive options and are eligible to retire prior to the options vesting. Prior to the adoption of SFAS No. 123(R), the Company applied a nominal vesting approach for all employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized actual and pro-forma compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. The impact of this change in the vesting period approach did not have a material impact on the results of operations for the periods presented herein.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the acquisition date fair value for all identifiable assets acquired, and liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development and requires the expensing of acquisition-related and restructuring costs as incurred. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on its Consolidated Financial Statements.

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

3.    Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, held at clearing brokers, at fair value:
Equities (1)	$444.8	$–	$–	$444.8
U.S. government obligations	6.5	–	–	6.5

Investment in Deephaven sponsored funds	–	73.8	–	73.8

Strategic investment	–	28.5	–	28.5

Deferred compensation investments	–	102.1	–	102.1

Total fair value of financial instrument assets	$451.3	$204.4	$–	$655.7

Liabilities
Securities sold, not yet purchased, at fair value:
Equities (1)	$364.7	$–	$–	$364.7

Total fair value of financial instrument liabilities	$364.7	$–	$–	$364.7

(1)	Equities of $87.3 million have been netted by their respective long and short positions as of March 31, 2008.

4.    Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	March 31, 2008	December 31, 2007
Receivable:
Clearing brokers and other	$194.8	$207.1
Securities failed to deliver	66.0	134.3
Deposits for securities borrowed	61.5	41.1

	$322.4	$382.5

Payable:
Securities failed to receive	$60.6	$79.5
Clearing brokers and other	31.1	37.5

	$91.7	$117.0

Totals may not add due to rounding.

5.    Investment in Deephaven Sponsored Funds and Asset Management Fees

Deephaven is the registered investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The Company’s investment in the Deephaven Funds is carried at fair value, as disclosed in Footnote 3 “Fair

Value of Financial Instruments.” Of the $3.4 billion and $3.9 billion of assets under management in the Deephaven Funds as of March 31, 2008 and December 31, 2007, respectively, the Company had corporate investments as a limited partner or non-managing member of $73.8 million and $83.7 million, respectively. Deferred compensation investments on the Consolidated Statements of Financial Condition at March 31, 2008 and December 31, 2007 included $63.7 million and $49.8 million, respectively, of investments as a limited partner or non-managing member in the Deephaven Funds related to employee and director deferred compensation plans. Separately, certain officers, directors and employees of the Company held direct investments of approximately $45.1 million and $27.6 million as limited partners or non-managing members in the Deephaven Funds, in the aggregate, as of March 31, 2008 and December 31, 2007, respectively.

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of management fees, calculated as fixed percentages of assets under management, and incentive allocation fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any. Incentive allocation fees may be negative in certain interim periods if the funds or managed accounts lose money for such period; however, such fees will not be negative on a year-to-date basis. Management fees were $9.8 million and $11.3 million for the three months ended March 31, 2008 and 2007, respectively. Incentive allocation fees were $5.4 million and $49.4 million for the three months ended March 31, 2008 and 2007, respectively.

Included in Investment (loss) income and other, net on the Company’s Consolidated Statements of Operations are the results from the Company’s corporate investments as a limited partner or non-managing member in the Deephaven Funds. These results were a loss of $7.0 million and earnings of $8.0 million for the three months ended March 31, 2008 and 2007, respectively.

6.    Strategic Investments

Strategic investments of $83.0 million at March 31, 2008 consisted of a $28.5 million short-term investment in a liquid investment fund carried at fair value pursuant to SFAS 157, $42.5 million in eight limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $6.0 million in common stock of two private companies representing less than 20% equity ownership, which are held at cost and $6.0 million in two debt instruments which are also held at cost. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of Strategic investments. Included in the $42.5 million investment in limited liability companies at March 31, 2008 is a $19.5 million equity investment in Direct Edge, which is described further in Footnote 9 “Direct Edge ECN.”

Strategic investments of $73.7 million at December 31, 2007 consisted of a $30.8 million short-term investment in a liquid investment fund carried at fair value, $37.4 million in eight limited liability companies, limited partnership investments and a corporation accounted for under the equity method and $5.5 million in common stock of two private companies representing less than 20% equity ownership, which are held at cost. Included in the $37.4 million investment in limited liability companies at December 31, 2007 is a $19.1 million equity investment in Direct Edge.

7.    Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2007, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred in 2007 or during the three months ended March 31, 2008 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

The goodwill balances of $184.2 million and $132.8 million at March 31, 2008 and December 31, 2007, respectively, relate to the Global Markets business segment. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Direct Trading, Hotspot, Donaldson, Knight BondPoint and EdgeTrade.

The Company had intangible assets, net of accumulated amortization, of $73.4 million and $57.8 million at March 31, 2008 and December 31, 2007, respectively, all included within the Global Markets business segment. Intangible assets increased by $15.6 million during the three months ended March 31, 2008, due to the acquisition of EdgeTrade, offset, in part, by amortization expense. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from 4 to 24 years. The weighted average remaining life of the Company’s intangible assets at March 31, 2008 is approximately 15 years.

The Company recorded amortization expense, related to its intangible assets of $1.8 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $5.6 million for the remainder of 2008, $6.8 million in 2009, $6.6 million in each of 2010 and 2011, $6.4 million in 2012 and $5.0 million in 2013.

The chart below summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of March 31, 2008 and December 31, 2007 (in millions):

Goodwill	March 31, 2008	December 31, 2007
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	43.8	43.8
Purchase of Hotspot business	55.7	55.7
Purchase of Knight BondPoint business	14.2	14.2
Purchase of EdgeTrade business	51.4	–

Total	$184.2	$132.8

Intangible Assets (1)		March 31, 2008	December 31, 2007
Customer relationships (2)	Gross carrying amount	$58.1	$51.9
	Accumulated amortization	(10.2)	(9.1)

	Net carrying amount	$47.9	$42.8

Trade names (3)	Gross carrying amount	$14.0	$9.7
	Accumulated amortization	(1.1)	(0.9)

	Net carrying amount	$12.9	$8.8

Other (4)	Gross carrying amount	$16.0	$9.2
	Accumulated amortization	(3.5)	(2.9)

	Net carrying amount	$12.5	$6.3

Total	Gross carrying amount	$88.1	$70.8
	Accumulated amortization	(14.8)	(13.0)

	Net carrying amount	$73.4	$57.8

(1)—The weighted average remaining life of the Company’s intangible assets at March 31, 2008 is approximately 15 years.

(2)—Customer relationships relate to the Donaldson, Direct Trading, Hotspot and EdgeTrade acquisitions. The weighted average remaining life is approximately 15 years as of March 31, 2008 and 16 years as of December 31, 2007. Lives may be reduced depending upon actual retention rates.

(3)—Trade names relate to the Donaldson, Direct Trading, Hotspot and EdgeTrade acquisitions. The weighted average remaining life is approximately 21 years as of March 31, 2008 and 25 years as of December 31, 2007.

(4)—Other includes technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately six years as of March 31, 2008 and five years as of December 31, 2007.

8.    Long Term Debt

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

As of March 31, 2008, the Company borrowed $70.0 million under the three-year delayed-draw senior secured term loan facility but has not borrowed against the $70.0 million three-year senior secured revolving facility.

As of March 31, 2008, the $70.0 million delayed-draw senior secured term loan facility bears interest at 3.79% per annum. The interest is based on the three month LIBOR rate plus 1.25% and is payable in June 2008, at which time it will reset at the prevailing rate. Under the terms of the Credit Agreement, at the Company’s option, it may choose an interest rate based on the JPM Prime Rate or the LIBOR rate. Approximately $1.1 million of interest expense was recorded for the three months ended March 31, 2008, which has been included in Interest, net on the Consolidated Statements of Operations.

The Company is charged a commitment fee of 0.3% on the unused portion of the $70.0 million senior secured revolving facility. For the three months ended March 31, 2008, the Company recorded approximately $0.1 million in commitment fees, which has been included in Other expenses on the Consolidated Statements of Operations.

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

9.    Direct Edge ECN

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

As a result of these transactions, the Company no longer controls Direct Edge and, as such, as of the Deconsolidation Date, it is no longer a consolidated subsidiary. The Company’s investment in Direct Edge is accounted for under the equity method following the Deconsolidation Date, and is included in Strategic investments on the Consolidated Statements of Financial Condition.

As Direct Edge was a subsidiary of the Company prior to the Deconsolidation Date, the results of its operations through the Deconsolidation Date are included in the Consolidated Statements of Operations for the three months ended March 31, 2007. For periods following the Deconsolidation Date, the Company’s share of Direct Edge’s income and losses are included in Investment (loss) income and other, net on the Consolidated Statements of Operations.

10.    Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of March 31, 2008, the Company has not issued any stock appreciation rights or restricted stock units.

Restricted Shares

Eligible employees receive restricted shares as a portion of their total compensation. Restricted share awards generally vest ratably over three years. The Company has the right to fully vest employees in their restricted shares upon retirement and in certain other circumstances. Restricted shares are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company measures compensation cost related to restricted shares based on the market value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. The Company recorded compensation expense of $10.2 million and $6.3 million for the three months ended March 31, 2008 and 2007, respectively, relating to restricted shares, all of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations.

The following table summarizes restricted share activity during the three months ended March 31, 2008 (shares in millions):

	Number of Restricted Shares	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2008	3.6	$15.19
Granted	1.6	16.63
Vested	(1.5)	12.20
Surrendered	–	–

Outstanding at March 31, 2008	3.7	$17.00

There is $53.8 million of unamortized compensation related to the unvested restricted shares outstanding at March 31, 2008. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of two years.

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees in their stock options upon retirement and in certain other circumstances. Stock options are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon share option exercises by its employees and directors.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted during the quarters ended March 31, 2008 and 2007 was $5.47 and $6.28 per option, respectively.

The Company recorded compensation expense of $1.1 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively, relating to stock options, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations.

The following table summarizes stock option activity during the three months ended March 31, 2008 (stock options in millions):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2008	5.7	$12.16
Granted at market value	0.3	16.93
Exercised	(0.4)	7.83
Surrendered	–	–

Outstanding at March 31, 2008	5.6	$12.75

Vested at March 31, 2008	5.4	$12.66

Available for future grants at March 31, 2008 *	10.5

*	represents both options and awards available for grant

There is $4.5 million of unrecognized compensation related to unvested stock options outstanding at March 31, 2008. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.5 years.

11.    Regulatory Charges and Related Matters

In 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its former Derivative Markets business segment which, prior to its sale by the Company in December 2004, was primarily operated through Knight Financial Products LLC. The Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period 1999 to 2005. The Company responded to this request and is cooperating with the staff of the SEC and certain regional exchanges to resolve this matter. During the first quarter of 2007, the Company recorded a charge of $1.3 million, net of tax relating to this matter. During the third quarter of 2007, the Company increased its charge relating to this matter from $1.3 million to $1.4 million, net of tax. This charge has been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations.

12.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended March 31,
	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	6.4%	3.9%
Nondeductible charges and other, net	-0.7%	0.4%

Actual income tax rate from continuing operations	40.7%	39.3%

Effective January 1, 2007 the Company adopted FIN 48. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $0.9 million of unrecognized tax benefits and at March 31, 2008, the Company had $0.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of March 31, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2006, and to non-U.S. income tax examinations for the tax years of 2002 through 2005. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2000 through 2006. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations before income taxes and minority interest. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest, net, on the Consolidated Statements of Operations.

13.    Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup in December 2004. In accordance with SFAS 144, the results of the Derivative Markets business segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented. As described in Footnote 11, “Regulatory Charges and Related Matters,” during the first quarter of 2007, the Company recorded a charge of $1.3 million, net of tax, related to a regulatory matter involving the Derivative Markets segment.

The revenues and results of operations of the discontinued operations for the three months ended March 31, 2007 are summarized as follows (in millions):

Three months ended March 31, 2007

Revenues	$–

Pre-tax loss from discontinued operations	$(2.0)
Income tax benefit	0.6

Loss from discontinued operations, net of tax	$(1.3)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007 (in millions, except per share data):

	For the three months ended March 31,
	2008		2007
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares

Income and shares used in basic calculations	$32.5	89.8	$31.9	100.9
Effect of dilutive stock based awards	–	2.6	–	3.4

Income and shares used in diluted calculations	$32.5	92.4	$31.9	104.3

Basic earnings per share		$0.36		$0.32

Diluted earnings per share		$0.35		$0.31

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.4 million and 0.7 million for the three months ended March 31, 2008 and 2007, respectively.

15.    Significant Clients and Investors

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three months ended March 31, 2008 and 2007.

The Company considers significant investors to be those investors who account for 10% or more of assets under management in the Deephaven Funds. One investor accounted for 11.3% and 10.8% of the Deephaven Funds’ assets under management as of March 31, 2008 and December 31, 2007, respectively.

16.    Deephaven Transaction

In 2003, the Company entered into long-term employment contracts with certain senior managers of Deephaven. In December 2006, the Company entered into new long-term employment agreements (the “2006 Employment Agreements”) with three senior managers of Deephaven (the “Deephaven Managers”), two of whom were parties to the agreements entered into in 2003. The 2006 Employment Agreements, which became effective on January 1, 2007, were for three-year terms and included a right of renewal by the Deephaven Managers through 2012 under certain circumstances. The 2006 Employment Agreements provided profit-sharing bonuses based on the financial performance of Deephaven. According to the terms of the 2006 Employment Agreements, the Deephaven Managers were entitled to receive 50% of the first $60 million, and 75% thereafter, of pre-tax earnings prior to the profit-sharing bonuses, subject to certain guaranteed minimums. Upon entering the 2006 Employment Agreements, the Deephaven Managers also received one million shares of Knight restricted common stock, which vest ratably over three years.

Effective January 1, 2007, the Deephaven Managers were also granted an option (the “Option”), exercisable after January 1, 2008 and until December 31, 2012, and conditioned on meeting certain requirements, to obtain a 49% interest in a new limited liability company (“Deephaven Holdings”) to which the Company’s interests in Deephaven would be contributed in exchange for the termination of their new employment agreements and associated profit-sharing bonuses. The agreement also provided that in the event of a change of control of the Company prior to December 31, 2012, the

Deephaven Managers would have the option (the “Change of Control Option”), in exchange for the termination of their 2006 Employment Agreements and associated profit-sharing bonuses, to obtain a 51% interest in Deephaven or, if the Option had already been exercised, to increase their 49% interest resulting from the exercise of the Option by an additional 2%. Following any exercise of the Option or Change of Control Option by the Deephaven Managers, pre-tax earnings prior to profit sharing would be allocated between Knight and the Deephaven Managers in the same manner as under the 2006 Employment Agreements.

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

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements do not include the profit-sharing bonuses provided under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings are allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on the Company’s Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses allocated to the Deephaven Managers are instead reported as Minority interest expense on the Company’s Consolidated Statements of Operations and included as Minority interest on the Company’s Consolidated Statements of Financial Condition. Minority interest expense of $1.5 million represents the first quarter of 2008 accrual for the one-time 2008 minimum distribution to the Deephaven Managers pursuant to the New LLC Agreement.

Under the New LLC Agreement, the Company owns 51% of the shares in Deephaven Holdings, and Deephaven Partners owns 49% of the shares. The Company is entitled to appoint a majority of the Board of Managers of Deephaven Holdings until such time as the Change of Control Option is exercised, at which time Deephaven Partners will be entitled to appoint a majority of the Board of Managers.

Under the New LLC Agreement, certain corporate actions will require approval of a “super-majority” of members of the Board of Managers, including representatives of both Deephaven Partners and the Company. Neither party is permitted to transfer any of its interests in Deephaven Holdings to any unaffiliated third person without the consent of the other party. Any sale of Deephaven Holdings requires either (x) the consent of the holders of 75% of the shares or (y) if the aggregate consideration is in excess of $450 million, the approval of only Deephaven Partners (subject to a right of first refusal for the benefit of the Company). Pursuant to the New LLC Agreement, proceeds from any sale or liquidation of Deephaven or Deephaven Holdings will be allocated among the Company and Deephaven Partners based upon a formula that takes into account their capital accounts at the time of such sale or liquidation and relative profit sharing percentages over a defined period of time.

For additional information on the transaction, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. See Footnote 17 “Commitments and Contingent Liabilities” for a discussion of the closing of Deephaven Event Fund.

17.    Commitments and Contingent Liabilities

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

As described in Footnote 2 “Significant Accounting Policies”, if a Deephaven fund which has a six month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ending June 30 of that year. As of March 31, 2008, the performance period ending June 30 or December 31 is still ongoing, therefore, substantially all of the $5.4 million of incentive allocation fees recorded through this date could potentially be reversed by the end of the respective performance period, as applicable. The actual amount, if any, to be reversed will ultimately depend upon the performance of the Deephaven Funds in 2008.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $2.5 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. The Company has sublet a portion of its excess office space to third parties.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of March 31, 2008, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations

Nine months ending December 31, 2008	$9.4	$0.6	$8.8	$19.8
Year ending December 31, 2009	12.1	0.8	11.3	20.1
Year ending December 31, 2010	11.3	0.7	10.5	0.6
Year ending December 31, 2011	11.5	0.7	10.8	–
Year ending December 31, 2012	11.9	0.8	11.1	–
Thereafter through October 31, 2021	93.1	4.5	88.6	–

	$149.4	$8.2	$141.2	$40.4

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of March 31, 2008, the Company has provided a letter of credit for $6.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

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

18.    Acquisition of EdgeTrade

On January 14, 2008, the Company completed the acquisition of EdgeTrade, a privately-held firm for $58.2 million comprising $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million. EdgeTrade is an agency-only trade execution and algorithmic software firm that allows buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$59.5
Adjustment for working capital	(2.0)

Adjusted purchase price	57.5
Acquisition costs	0.7

Purchase of business	$58.2

Cash	$1.0
Goodwill	51.4
Intangible assets	17.3
Other assets	3.9
Accrued expenses and other liabilities	(15.4)

Purchase of business	$58.2

19.    Business Segments

The Company currently has two operating business segments, Global Markets and Asset Management as well as a Corporate segment. The Global Markets segment provides market access and trade execution services in nearly every U.S. equity security and a large number of international securities, futures, options, foreign exchange and fixed income. The Global Markets segment offers high quality trade executions through natural liquidity, capital facilitation and trading technology, with comprehensive products and services that support alpha creation and capital formation. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the Company’s corporate investment as a limited partner or non-managing member in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

The Company’s revenues, income (loss) from continuing operations before income taxes and minority interest and total assets by segment are summarized below (in millions).

	Global Markets	Asset Management	Corporate	Consolidated Total
For the three months ended March 31, 2008:
Revenues	$218.8	$15.2	$(9.2)	$224.9
Income (loss) from continuing operations before income taxes and minority interest (1)	78.9	(2.7)	(19.0)	57.3
Total assets	1,449.1	127.7	142.5	1,719.3

For the three months ended March 31, 2007:
Revenues	$172.6	$61.2	$7.8	$241.7
Income (loss) from continuing operations before income taxes	36.1	18.9	(0.3)	54.7
Total assets	1,728.1	206.5	28.2	1,962.8

Totals may not add due to rounding.

(1)—Asset Management excludes $1.5 million in Minority interest.

20.    Subsequent Event

On May 6, 2008, the Company announced that it has agreed to acquire Libertas Holdings LLC (“Libertas”), a leading boutique institutional fixed income brokerage firm, for approximately $50 million in cash and $25 million of unregistered Knight common stock, payable upon close. The approximately $50 million in cash is subject to an adjustment based on actual working capital at Libertas at the closing of the transaction and the $25 million of unregistered Knight common stock is subject to certain contractual transfer restrictions.

The terms of the agreement also include a potential earn-out of up to $75 million of unregistered Knight common stock based on future performance of Libertas in the three-year period following the close.

Libertas is a riskless principal fixed income broker-dealer specializing in high-yield, distressed, and asset- and mortgage-backed securities. Libertas also provides clients with proprietary research reports on companies and target sectors. The Company expects to close the transaction by the fall of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of the businesses acquired, or that may be acquired in the future, by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC, including those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” in the Company’s Annual Report on Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

We are a leading financial services firm that provides electronic and voice access to the capital markets across multiple asset classes for buy-side, sell-side and corporate clients, and asset management for institutions and private clients. We continually apply knowledge and innovation to the trading and asset management processes to build lasting client partnerships through consistent performance and superior client service. We have two operating business segments, Global Markets and Asset Management, as well as a Corporate segment.

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

•

Asset Management—Our Asset Management business, Deephaven Capital Management (“Deephaven”), is a global, multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $3.5 billion as of April 1, 2008, down from $3.9 billion as of April 1, 2007. For additional information regarding the Asset Management segment, refer to the “Deephaven” section of this MD&A.

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

In December 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the results of this segment have been included within discontinued operations. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 13 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this document.

The following table sets forth: (i) Revenues, (ii) Expenses, (iii) Minority interest expense and (iv) Pre-tax earnings after minority interest of our segments and on a consolidated basis (in millions):

	For the three months ended
	March 31, 2008	March 31, 2007
Global Markets
Revenues	$218.8	$172.6
Expenses	139.9	136.5

Pre-tax earnings	78.9	36.1

Asset Management
Revenues	15.2	61.2
Expenses	17.9	42.3

Pre-tax earnings	(2.7)	18.9
Minority interest expense	1.5	–

Pre-tax earnings after minority interest expense	(4.1)	18.9

Corporate
Revenues	(9.2)	7.8
Expenses	9.8	8.2

Pre-tax earnings	(19.0)	(0.3)

Consolidated
Revenues	224.9	241.7
Expenses	167.6	186.9

Pre-tax earnings	57.3	54.7
Minority interest expense	1.5	–

Pre-tax earnings after minority interest expense	$55.8	$54.7

Totals may not add due to rounding.

Consolidated Revenues for the three months ended March 31, 2008 decreased $16.8 million, or 7.0% from the same period a year ago, while Consolidated Expenses decreased $19.4 million, or

10.4%. Overall, Consolidated Pre-tax earnings after minority interest for the three months ended March 31, 2008 increased $1.0 million, or 2.0% from the same period a year ago.

The changes in our Pre-tax earnings after minority interest by segment from the three months ended March 31, 2007 to the three months ended March 31, 2008 are summarized as follows:

•

Global Markets—Our Pre-tax earnings from Global Markets for the three months ended March 31, 2008 increased by $42.8 million, or 118.5%, from the comparable period in 2007, primarily due to higher U.S. equity dollar value traded and greater trade volumes offset, in part, by lower revenue capture per U.S. equity dollar value traded.

•

Asset Management—Our Pre-tax earnings after minority interest from Asset Management for the three months ended March 31, 2008 decreased by $23.0 million, or 121.7% from the comparable period in 2007, primarily due to lower incentive allocation fees as a result of lower fund returns and lower management fees as a result of a decrease in assets under management, offset in part by a decrease in profitability-based bonuses. Asset Management for the first quarter 2008 was impacted by the announced closing of the Event Fund, as described further under the heading “Deephaven” in this MD&A.

•

Corporate—Our Pre-tax earnings from our Corporate segment for the three months ended March 31, 2008 decreased by $18.6 million from the comparable period in 2007, primarily due to lower returns on our corporate investment as a limited partner or non-managing member in the Deephaven Funds.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, introductions of or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; the composition of our order flow; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our international operations; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; performance of the asset management investment strategies; the addition or loss of executive management and sales and trading, technology and asset management professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

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

Trends

Global Economic Trends

Our businesses are affected by several factors in the global financial markets and worldwide economic conditions. These factors include continued strong gross domestic product in most major economies, transparent, efficient and liquid equity markets and active trading volumes.

During the first quarter of 2008, market conditions generally deteriorated, as significant and broad-based illiquidity in the residential real estate and credit markets carried forward from the second half of 2007. Continued concerns about the impact of subprime loans caused the subprime-related and broader credit markets to continue to deteriorate in the first quarter of 2008. As a result, during the first quarter of 2008, the global equity markets exhibited high volatility as the U.S. economy showed weakness and additional writedowns were made by global banks.

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

•

Equity transaction volumes executed by broker-dealers have fluctuated over the past few years due to retail investor sentiment, market conditions and a variety of other factors, resulting in a shift of product mix. Equity transaction volumes may not be sustainable and are not predictable.

•

There has been consolidation among market centers over the past several years, and several regional exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (i.e., ECNs) and compete within the OTC and listed trading venues. In addition, there are many new entrants into the market, including Alternative Trading Systems (ATSs) and dark liquidity pools. Further, many broker-dealers are offering their own internal crossing networks. These factors continue to create further fragmentation in the marketplace.

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

•

Market structure changes, competition and technology advancements, have also led to a dramatic increase in electronic message traffic. These increases in message traffic place heavy strains on the technology resources, bandwidth and capacities of market participants.

•

Due to regulatory scrutiny over the past several years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional clients allocate commissions to broker-dealers based on the quality of executions. In the past, a good deal of institutional equity commissions were allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•

There has been continued scrutiny of market-makers, specialists and hedge funds by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future and could materially impact the Company’s revenues and profitability. For example, FINRA proposed rules regarding the OTC Bulletin Board markets which would require that all non-NASDAQ securities be subject to limit order protection. Also, further amendments to Regulation SHO and related short sale rules, could make it much more difficult for market makers to sell securities short.

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

•

The macro-economic environment and market conditions have had an adverse impact on the profitability of alternative investment entities, resulting in volatile earnings and investor redemptions across the industry.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from Global Markets and Asset management fees from Asset Management.

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of Direct Trading, Hotspot, Knight BondPoint and EdgeTrade and the growth of our soft dollar and commission recapture activity.

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

The Company earns interest income from our cash held at banks and cash held in trading accounts at clearing brokers. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and clearing brokers, the level of corporate borrowings and our level of securities positions in which we are long compared to our securities positions in which we are short.

Investment (loss) income and other, net primarily represents income earned, net of losses, related to our corporate investment as a limited partner or non-managing member in the Deephaven Funds and our strategic investments. Such income or loss is primarily affected by the level of our corporate investment in the Deephaven Funds and rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

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

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities, and for the three months ended March 31, 2007, rebates for providing liquidity to Direct Edge ECN. Payments for order flow and ECN rebates fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow and ECN rebates also fluctuate based on U.S. equity share volume, our profitability and the mix of market orders and limit orders.

Other direct expenses

Other direct expenses primarily consist of Employee compensation and benefits, Communications and data processing, Professional fees, Depreciation and amortization, Occupancy and equipment rentals, Business development and Minority interest expense.

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

As more fully described under the heading “Deephaven” in this MD&A, in 2007 and up through the consummation of the Deephaven Transaction, the majority of compensation in Asset Management is determined by formulas based upon the profitability of the Asset Management segment, subject to certain minimum guaranteed payments.

Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

Professional fees consist primarily of legal, accounting and consulting fees.

Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, the amortization of software purchased, capitalized software development costs and leasehold improvements. We depreciate our fixed assets and amortize our capitalized software development costs on a straight-line basis over their expected useful lives. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.

Occupancy and equipment rentals consist primarily of rent and utilities related to rented premises and office equipment.

Business development consists primarily of costs related to marketing, conferences and relationship management.

Minority interest expense represents the amounts distributable to the Deephaven Managers, pursuant to the Deephaven Holdings LLC agreement and for the three months ended March 31, 2008, includes an accrual for a minimum guaranteed distribution for 2008. For a discussion regarding the Deephaven Transaction, see the heading “Deephaven” in this MD&A.

Three Months Ended March 31, 2008 and 2007

Continuing Operations

Revenues

Global Markets

	For the three months ended March 31,
	2008	2007	Change	% of Change
Commissions and fees (millions)	$111.0	$103.9	$7.1	6.9%
Net trading revenue (millions)	101.5	61.6	39.9	64.7%
Interest, net (millions)	2.2	4.3	(2.1)	-48.4%
Investment income and other, net (millions)	4.1	2.8	1.3	46.7%

Total Revenues from Global Markets (millions)	$218.8	$172.6	$46.2	26.8%

U.S. equity dollar value traded ($ billions)	1,024.1	562.5	461.6	82.1%
U.S. equity trades executed (millions)	107.1	66.9	40.2	60.1%
Nasdaq and Listed equity shares traded (billions)	33.7	23.8	9.9	41.6%
OTC Bulletin Board and Pink Sheet shares traded (billions)	165.1	218.8	(53.7)	-24.5%
Average revenue capture per U.S. equity dollar value traded (bps)	1.5	2.0	(0.5)	-23.9%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 26.8% to $218.8 million for the three months ended March 31, 2008, from $172.6 million for the comparable period in 2007. Revenues for the three months ended March 31, 2008, were positively impacted by higher dollar value traded, greater trade volumes, improved results from electronic quantitative trading efforts and the addition of EdgeTrade, offset by a decrease in revenue capture per U.S. equity dollar value traded, lower share volume in OTC Bulletin Board and Pink Sheet shares and the deconsolidation of Direct Edge ECN in 2007.

Average revenue capture per U.S. equity dollar value traded was 1.5 basis points (“bps”) for the first quarter of 2008, down 23.9% from 2.0 bps in the first quarter of 2007. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in Nasdaq and Listed volumes from an expanded broker-dealer client base as well as a decrease in the OTC Bulletin Board and Pink Sheet shares traded. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $153.3 million and $111.0 million for the three months ended March 31, 2008 and 2007, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading, Direct Edge ECN, Hotspot, Knight BondPoint and EdgeTrade.

Asset Management

	For the three months ended March 31,
	2008	2007	Change	% of Change
Incentive allocation fees (millions)	$5.4	$49.4	$(44.0)	-89.0%
Management fees (millions)	9.8	11.3	(1.6)	-13.8%
Interest income and other (millions)	0.1	0.5	(0.5)	-90.3%

Total Revenues from Asset Management (millions)	$15.2	$61.2	$(46.0)	-75.1%

Average month-end balance of assets under management (millions)	$3,577.6	$4,071.5	$(493.9)	-12.1%
Quarterly fund return to investors*	-8.0%	4.9%	NM	NM

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds.

NM—Not meaningful

Total revenues from the Asset Management segment, which primarily consist of management fees and incentive allocation fees, decreased 75.1% to $15.2 million for the three months ended March 31, 2008, from $61.2 million for the comparable period in 2007. The decrease is primarily due to substantially lower incentive allocation fees as a result of negative blended fund returns and a decrease in management fees due to lower average assets under management. Asset Management fees were also adversely affected by the announced closing of the Event Fund. Beginning February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee is being charged to investors in the Event Fund. The average month-end balance of assets under management for the three months ended March 31, 2008 was $3.6 billion, down from $4.1 billion for the comparable period in 2007. The blended quarterly fund return across all assets under management in the Deephaven Funds for the three months ended March 31, 2008 was a loss of 8.0%, down from a gain of 4.9% for the comparable period in 2007.

Corporate

	For the three months ended March 31,
	2008	2007	Change	% of Change
Total Revenues from Corporate (millions)	$(9.2)	$7.8	$(17.0)	NM

Average corporate investment balance in the Deephaven Funds (millions)	$77.8	$193.3	$(115.5)	-59.8%

NM—Not meaningful

Total revenues from the Corporate segment, which primarily represent our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased to a loss of $9.2 million for the three months ended March 31, 2008, from a gain of $7.8 million for the comparable period in 2007. Income from our corporate investment in the Deephaven Funds decreased to a loss of $7.0 million for the three months ended March 31, 2008, from a gain of $8.0 million for the comparable period in 2007. The decrease in the average corporate investment in the Deephaven Funds is primarily a result of redemptions of $120.0 million since the period ended March, 31, 2007.

Transaction-based expenses

Execution and clearance fees decreased 16.0% to $23.0 million for the three months ended March 31, 2008, from $27.4 million for the comparable period in 2007, primarily due to the deconsolidation of Direct Edge ECN in 2007 and lower clearing rates offset in part, by higher trade volumes. As a percentage of total revenue, Execution and clearance fees decreased to 10.2% for the three months ended March 31, 2008, from 11.3% for the comparable period in 2007. These costs decreased as a percentage of revenue primarily due to the deconsolidation of Direct Edge, which had higher transaction-based expenses as a percentage of revenue, and lower clearing rates offset, in part, by lower asset management fees, which have no associated transaction-based expenses. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale. Soft dollar and commission recapture expense increased 29.9% to $18.9 million for the three months ended March 31, 2008, from $14.5 million for the comparable period in 2007, due to higher soft dollar volumes.

Payments for order flow and ECN rebates decreased to $8.9 million for the three months ended March 31, 2008, from $12.6 million for the comparable period in 2007. As a percentage of total revenue, Payments for order flow and ECN rebates decreased to 4.0% for the three months ended March 31, 2008, from 5.2% for the comparable period in 2007. This expense decreased primarily due to the deconsolidation of Direct Edge ECN and a decrease in profitability-based rebates paid to broker-dealer clients.

Other direct expenses

Employee compensation and benefits expense decreased 15.5% to $86.4 million for the three months ended March 31, 2008, from $102.2 million for the comparable period in 2007. As a percentage of total revenue, Employee compensation and benefits decreased to 38.4% for the three months ended March 31, 2008, from 42.3% for the comparable period in 2007. The decrease on a dollar basis was primarily due to lower profitability-based bonuses at Deephaven, partially offset by an increase in the number of employees. The number of full time employees increased to 928 at March 31, 2008, from 836 at March 31, 2007, primarily due to growth in our Global Markets business as well as the acquisition of EdgeTrade, offset by the reduction in headcount due to the deconsolidation of Direct Edge. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

As more fully described under the heading “Deephaven” below, for periods after February 1, 2008, profitability-based compensation payable to certain senior Deephaven managers is no longer reported as a component of compensation expense but is instead reported as Minority interest expense on the Consolidated Statements of Operations.

Communications and data processing expense increased 16.4% to $10.1 million for the three months ended March 31, 2008, from $8.7 million for the comparable period in 2007. Depreciation and amortization expense increased 6.4% to $5.7 million for the three months ended March 31, 2008, from $5.4 million for the comparable period in 2007.

Professional fees decreased 7.3% to $5.1 million for the three months ended March 31, 2008, from $5.5 million for the comparable period in 2007. The decrease in 2008 was primarily due to decreases in legal expenses, which have fluctuated based on the activity relating to our various legal and regulatory proceedings, and lower consulting expenses.

Occupancy and equipment rentals expense increased to $4.0 million for the three months ended March 31, 2008, from $3.5 million for the comparable period in 2007.

Business development expense increased slightly to $3.9 million for the three months ended March 31, 2008, from $3.8 million for the comparable period in 2007.

Other expenses decreased to $1.4 million for the three months ended March 31, 2008, from $3.3 million for the comparable period in 2007.

For the three months ended March 31, 2008, Minority interest expense of $1.5 million relates to the first quarter’s accrual for the one-time 2008 minimum distribution to certain senior Deephaven managers pursuant to the Limited Liability Agreement for Deephaven Holdings.

Our effective tax rates from continuing operations of 40.7% and 39.3% for the three months ended March 31, 2008 and 2007, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Deephaven

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

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements do not include the profit-sharing bonuses provided under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings are allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on our Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses allocated to the Deephaven Managers are instead reported as Minority interest on our Consolidated Statements of Operations and included as Minority interest on our Consolidated Statements of Financial Condition. Minority interest of $1.5 million represents the first quarter of 2008 accrual for the one-time 2008 minimum distribution to the Deephaven Managers pursuant to the New LLC Agreement.

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

Under the New LLC Agreement, certain corporate actions will require approval of a “super-majority” of members of the Board of Managers, including representatives of both Deephaven Partners and us. Neither party is permitted to transfer any of its interests in Deephaven Holdings to any unaffiliated third person without the consent of the other party. Any sale of Deephaven Holdings requires either (x) the consent of the holders of 75% of the shares or (y) if the aggregate consideration is in excess of $450 million, the approval of only the Deephaven Partners (subject to a right of first refusal for the benefit of the Company). Pursuant to the New LLC Agreement, proceeds from any sale or liquidation of Deephaven or Deephaven Holdings will be allocated among the Company and Deephaven Partners based upon a formula that takes into account their capital accounts at the time of such sale or liquidation and relative profit sharing percentages over a defined period of time.

Closing of Deephaven Event Fund

On January 31, 2008, Deephaven announced that it had concluded that it was in the best interests of investors in the Deephaven Event Fund LLC and the Deephaven Event Fund Ltd. (collectively, the “Event Fund”) that the Event Fund return investors’ capital. As of January 1, 2008, Deephaven managed approximately $4.0 billion in assets, of which approximately $781 million was invested in the Event Fund.

The decision to return investors’ capital in the Event Fund occurred after a review by Deephaven of the Event Fund and the Event Fund’s viability given the current macro-economic environment, performance over the preceding nine months, declining investor interest in event-driven investment strategies and significant levels of redemption requests in the Event Fund. Substantive changes in macro-economic circumstances in the U.S. have resulted in a reduction in the types of opportunities that Deephaven would ordinarily pursue as components of the Event Fund’s core event-driven strategy and the conclusion that the Event Fund’s core investment strategy is unlikely to produce the type of investment results Deephaven and its investors might expect over the short and intermediate term. As a result, redemptions in the Event Fund were suspended, and Deephaven began an orderly process to reduce trading positions to cash and return investors’ capital as promptly as reasonably practicable. Beginning February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee will be charged to investors in the Event Fund.

Discontinued Operations

Loss from discontinued operations, net of tax, was $1.3 million for the three months ended March 31, 2007. See Footnote 11 “Regulatory Charges and Related Matters” and Footnote 13 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this document for a further discussion.

Subsequent Event

On May 6, 2008, the Company announced that it has agreed to acquire Libertas Holdings LLC (“Libertas”), a leading boutique institutional fixed income brokerage firm, for approximately $50 million in cash and $25 million of unregistered Knight common stock, payable upon close. The approximately $50 million in cash is subject to an adjustment based on actual working capital at Libertas at the closing of the transaction and the $25 million of unregistered Knight common stock is subject to certain contractual transfer restrictions.

The terms of the agreement also include a potential earn-out of up to $75 million of unregistered Knight common stock based on future performance of Libertas in the three-year period following the close.

Libertas is a riskless principal fixed income broker-dealer specializing in high-yield, distressed, and asset- and mortgage-backed securities. Libertas also provides clients with proprietary research reports on companies and target sectors. The Company expects to close the transaction by the fall of 2008.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities, short term receivables and corporate investments as a limited partner or non-managing member in our Deephaven Funds. As of March 31, 2008, we had $1.7 billion in assets, 58% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers, asset management fees receivable and securities owned. Asset management fees receivable includes incentive allocation fees and management fees earned for sponsoring and managing the Deephaven Funds. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in NASDAQ, on the OTC Bulletin Board and on the NYSE and AMEX markets.

Deferred compensation investments consists of investments held by the Company, including investments as a limited partner or non-managing member in the Deephaven Funds, related to deferred compensation plans for the benefit of Knight’s employees and directors. Other assets primarily represent deferred tax assets, deposits and miscellaneous receivables.

Total assets decreased $36.5 million, or 2.1%, from $1.8 billion at December 31, 2007 to $1.7 billion at March 31, 2008. The majority of the decrease in assets relates to decreases in Receivable from Deephaven sponsored funds offset, in part, by increases in Goodwill and Intangible assets related to the EdgeTrade acquisition and Securities owned. Receivable from Deephaven sponsored funds decreased by $85.0 million from December 31, 2007, as this amount was collected in January 2008. Goodwill increased by $51.4 million, or 38.7% from $132.8 million at December 31, 2007, to $184.2 million at March 31, 2008, due to the acquisition of EdgeTrade during the first quarter of 2008. Securities owned and Securities sold, not yet purchased increased due to an increase in the size of the securities inventory utilized in our market making activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions and our pre-determined risk limits.

Total liabilities decreased $83.1 million, or 9.5%, from $870.4 million at December 31, 2007 to $787.4 million at March 31, 2008. The majority of the decrease in liabilities relates to a decrease in Accrued compensation expense, offset in part by an increase in Securities sold, not yet purchased. Accrued compensation expense decreased by $87.6 million, or 38.4%, from $228.3 million at December 31, 2007 to $140.7 million at March 31, 2008, primarily due to the payment of 2007 year-end bonuses accrued at December 31, 2007, offset by the accrual of 2008 bonus expense for the first quarter of 2008. Stockholders’ equity increased by $44.1 million, from $885.4 million at December 31, 2007 to $929.5 million at March 31, 2008. The increase in Stockholders’ equity from December 31, 2007 was a result of our net income earned during the three months ended March 31, 2008 and the issuance of common stock related to the acquisition of EdgeTrade offset by common stock repurchases during the period.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, the proceeds of the sale of our Derivative Markets segment in 2004 and the proceeds from our borrowing under our credit facility in 2007. At March 31, 2008, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $214.1 million. Additionally, our corporate investment as a limited partner or non-managing member in the Deephaven Funds was $73.8 million at March 31, 2008. The majority of this investment can be liquidated upon request to Deephaven subject to a 90-day written notification period and monthly redemption limits.

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

We have acquired several businesses over the last two years. In January 2008, the Company completed the acquisition of EdgeTrade Inc. for $58.2 million comprising $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million.

Income from continuing operations before income taxes and minority interest was $57.3 million and $54.7 million for the three months ended March 31, 2008 and 2007, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation and depreciation and amortization. Stock-based compensation was $11.3 million and $7.9 million for the three months ended March 31, 2008 and 2007, respectively. Depreciation expense from continuing operations was $4.0 million for each of the three month periods ended March 31, 2008 and 2007. Amortization expense from continuing operations, which related to intangible assets, was $1.8 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.

Capital expenditures related to our continuing operations were $6.3 million and $1.8 million during the three months ended March 31, 2008 and 2007, respectively. Purchases of strategic investments were $12.4 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively. Proceeds from the sale of strategic investments were $5.5 million for the three months ended March 31, 2007. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds decreased by $10.0 million during the three months ended March 31, 2008, due to a loss on our investment of $7.0 million, as well as redemptions of $3.0 million.

At its July 17, 2007 meeting, the Board of Directors authorized a $505 million increase to the Company’s stock repurchase program, bringing the total to $1 billion. The Company repurchased 1.4 million shares under the stock repurchase program during the first quarter of 2008 for $22.8 million. Through March 31, 2008, the Company had repurchased 60.6 million shares for $649.0 million under its stock repurchase program. The Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases may actually occur. The Company had approximately 93.7 million shares of Class A Common Stock outstanding as of March 31, 2008.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of March 31, 2008, all of our broker-dealers were in compliance with the applicable regulatory net capital rules. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at March 31, 2008, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$71.3	$5.1	$66.2
KCM	74.3	1.0	73.3
Direct Trading	8.8	0.6	8.2

In addition, the Company’s foreign registered broker-dealer is subject to certain financial resource requirements of the FSA. The following table sets forth the financial resource requirement at March 31, 2008 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KEMIL	$33.2	$17.0	$16.2

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Goodwill of $184.2 million as of March 31, 2008 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM, and the businesses now operating as Donaldson, Direct Trading, Hotspot, Knight BondPoint and EdgeTrade. We performed our annual test for impairment of goodwill in the second quarter of 2007 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. We believe there was no impairment of the goodwill balance at March 31, 2008.

Intangible assets, less accumulated amortization, of $73.4 million as of March 31, 2008 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses of Donaldson, Direct Trading, Hotspot, Knight BondPoint and EdgeTrade. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from 4 to 24 years. We performed our annual test for impairment of intangible assets in the second quarter of 2007 and determined that intangible assets were not impaired at that time. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred in 2007 or during the three months ended March 31, 2008 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

Financial Instruments and Fair Value—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value.

The Company’s securities owned and securities sold, not yet purchased will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of March 31, 2008, the Company’s Investment in Deephaven sponsored funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. At January 1, 2008 and as of March 31, 2008, the Company did not hold any financial instruments that met the definition of Level 3.

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. The Company believes that FSP FAS 157-2 will not have a material impact on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which provides an option for entities to choose to measure many financial instruments and certain other items at fair value. On January 1, 2008, the Company elected not to take the option available under SFAS 159 for the purposes of valuing certain financial instruments at fair value.

Strategic Investments—Strategic investments include non-controlling equity ownership interests held by the Company or its non-broker-dealer subsidiaries, primarily in financial services-related businesses. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Investments are held at amortized cost when the Company is not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value pursuant to SFAS 157.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impaired value.

Market-Making Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

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

SFAS No. 123(R) requires that we make certain estimates and assumptions relating to volatility and forfeiture rates when determining stock-based employee compensation expense. Volatility is estimated based on several factors including implied volatility of market-traded options on our common stock on the grant date and the historical volatility of the Company’s common stock. Forfeiture rates are estimated based on historical rates of forfeiture of employee stock awards.

A portion of our Employee compensation and benefits expense on the Consolidated Statements of Operations represents discretionary bonuses, which are accrued for throughout the year and paid after the end of the year. Among many factors, discretionary bonus accruals are generally influenced by the Company’s overall performance and competitive industry compensation levels.

We estimate and accrue for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5 Accounting for Contingencies. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1 included in this document.

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

For working capital purposes, we invest in money market funds, commercial paper and government securities or maintain interest-bearing balances in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers and dealers, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily, and are not material to the Company’s overall cash position.

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

In the normal course of our equities market-making business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at March 31, 2008 and 2007 was $444.9 million and $705.0 million, respectively, in long positions and $364.7 million and $690.3 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $8.0 million and $1.5 million as of March 31, 2008 and 2007, respectively, due to the offset of gains in short positions with the losses in long positions.

As of March 31, 2008, we had a $73.8 million corporate investment as a limited partner or non-managing member in the Deephaven Funds, $35.4 million of which was invested in the Global Multi-Strategy Fund (formerly known as “Market Neutral Fund”). As of March 31, 2008, approximately 60% of the Deephaven Funds’ assets under management were in the Deephaven Global Multi-Strategy Fund. The investment philosophy for the Global Multi-Strategy Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the Global Multi-Strategy Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Within the Global Multi-Strategy Fund, Deephaven generally employs a variety of investment strategies, including volatility-driven, fundamental equity, event-driven, credit-driven and global relative value macro/fixed income strategies among others. There is no material limitation on the types of investment strategies that may be employed by the Global Multi-Strategy Fund. There will be unhedged asset factor risks (i.e., equity, interest rate, foreign exchange) in the Global Multi-Strategy Fund.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business (see “Government Regulation and Market Structure” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2007). The Company has established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. The Company also has established procedures that are designed to require that the Company’s policies relating to conduct, ethics and business practices are followed.

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

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the first quarter of 2008 (dollars and shares in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2008—January 31, 2008
Common stock repurchases	352		352	$368,445
Employee transactions (2)	375		–

Total	727	$15.95	352

February 1, 2008—February 29, 2008
Common stock repurchases	550		550	$359,107
Employee transactions (2)	8		–

Total	558	$16.98	550

March 1, 2008—March 31, 2008
Common stock repurchases	500		500	$351,001
Employee transactions (2)	254		–

Total	754	$16.49	500

Total
Common stock repurchases	1,402		1,402
Employee transactions (2)	637		–

Total	2,039	$16.43	1,402

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases may actually occur. The repurchase program has no set expiration or termination date.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 12th day of May, 2008

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)