Form 10-Q
period 2008-06-30
KNIGHT CAPITAL GROUP, INC.
filed 2008-08-11
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 11, 2008, the number of shares outstanding of the Registrant’s Class A Common Stock was 90,636,040 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2008

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$114,192	$106,929	$227,378	$210,788
Net trading revenue	85,433	54,193	186,950	115,830
Asset management fees, net	14,420	29,116	29,606	89,830
Interest, net	2,003	4,169	5,816	9,012
Investment income (loss) and other, net	4,023	6,990	(1,578)	17,613

Total revenues	220,071	201,397	448,172	443,073

Transaction-based expenses
Execution and clearance fees	23,828	28,691	49,052	56,101
Soft dollar and commission recapture expense	15,740	14,468	34,626	29,005
Payments for order flow and ECN rebates	8,300	12,761	17,226	25,360

Total transaction-based expenses	47,868	55,920	100,904	110,466

Revenues, net of transaction-based expenses	172,203	145,477	347,268	332,607
Other direct expenses
Employee compensation and benefits	83,353	78,697	169,776	180,930
Communications and data processing	11,755	9,387	21,883	18,086
Professional fees	7,581	3,191	12,667	8,680
Depreciation and amortization	6,179	5,514	11,925	10,916
Occupancy and equipment rentals	5,364	3,550	9,376	7,005
Business development	4,553	4,493	8,467	8,272
Interest expense	927	-	1,984	25
Writedown of assets and lease loss accrual	(1,872)	(1,490)	(1,872)	(1,490)
Other	3,871	2,275	5,293	5,608

Total other direct expenses	121,711	105,617	239,499	238,032

Income from continuing operations before income taxes and minority interest	50,492	39,860	107,769	94,575
Income tax expense	19,967	15,480	43,287	37,010

Income from continuing operations before minority interest	30,525	24,380	64,482	57,565
Minority interest expense	1,114	-	2,568	-

Income from continuing operations	29,411	24,380	61,914	57,565
Loss from discontinued operations, net of tax	-	-	-	(1,333)

Net income	$29,411	$24,380	$61,914	$56,232

Basic earnings per share from continuing operations	$0.33	$0.24	$0.69	$0.57

Diluted earnings per share from continuing operations	$0.32	$0.24	$0.67	$0.56

Basic and diluted earnings per share from discontinued operations	$-	$-	$-	$(0.01)

Basic earnings per share	$0.33	$0.24	$0.69	$0.56

Diluted earnings per share	$0.32	$0.24	$0.67	$0.54

Shares used in computation of basic earnings per share	90,215	99,683	90,013	100,291

Shares used in computation of diluted earnings per share	92,637	102,524	92,699	103,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008 (Unaudited)	December 31, 2007
	(In thousands)
Assets
Cash and cash equivalents	$332,686	$222,435
Securities owned, held at clearing brokers, at fair value	612,821	412,565
Receivable from brokers and dealers	235,878	382,544
Asset management fees receivable	10,613	27,588
Investment in Deephaven sponsored funds	76,454	83,732
Receivable from Deephaven sponsored funds	-	85,000
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	66,327	62,073
Strategic investments	84,052	73,704
Goodwill	184,240	132,832
Intangible assets, less accumulated amortization	72,519	57,845
Deferred compensation investments	102,123	85,504
Other assets	168,973	129,991

Total assets	$1,946,686	$1,755,813

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at fair value	$407,373	$335,280
Payable to brokers and dealers	142,300	117,001
Accrued compensation expense	173,056	228,275
Accrued expenses and other liabilities	115,500	119,879
Long term debt	140,000	70,000

Total liabilities	978,229	870,435

Commitments and contingent liabilities (Note 17)

Minority interest	3,592	-

Stockholders’ equity
Class A Common Stock, $0.01 par value;
Shares authorized: 500,000 at June 30, 2008 and December 31, 2007;
Shares issued: 153,344 at June 30, 2008 and 150,801 at December 31, 2007;
Shares outstanding: 93,909 at June 30, 2008 and 91,536 at December 31, 2007	1,533	1,509
Additional paid-in capital	620,852	587,025
Retained earnings	996,013	934,099
Treasury stock, at cost; 59,435 shares at June 30, 2008 and 59,265 shares at December 31, 2007	(653,533)	(637,255)

Total stockholders’ equity	964,865	885,378

Total liabilities and stockholders’ equity	$1,946,686	$1,755,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$61,914	$56,232
Loss from discontinued operations	-	(1,333)

Income from continuing operations	61,914	57,565
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	11,925	10,916
Stock-based compensation	19,014	15,759
Deferred rent	29	196
Writedown of assets and lease loss accrual	(1,872)	(1,490)
Unrealized loss (gain) on strategic investments	2,093	(217)
Unrealized loss (gain) on investments in Deephaven sponsored funds	5,044	(13,873)
Minority interest expense	2,568	-
Operating activities from discontinued operations	-	(1,333)
(Increase) decrease in operating assets, net of acquisitions and disposals
Securities owned	(200,256)	271,390
Receivable from brokers and dealers	148,594	(37,918)
Asset management fees receivable	16,975	56,119
Deferred compensation investments	(16,619)	(54,314)
Other assets	(37,840)	(47,314)
Increase (decrease) in operating liabilities, net of acquisitions and disposals
Securities sold, not yet purchased	72,093	(276,446)
Payable to brokers and dealers	25,299	72,672
Accrued compensation expense	(56,702)	(58,044)
Accrued expenses and other liabilities	(17,863)	(8,780)

Net cash provided by (used in) operating activities	34,396	(15,112)

Cash flows from investing activities
Redemption of Deephaven sponsored funds	87,884	-
Purchases of fixed assets and leasehold improvements	(12,363)	(5,997)
Proceeds from sale of strategic investments	-	5,534
Purchases of strategic investments	(12,441)	(4,150)
Purchases of businesses, net of cash acquired	(28,263)	(30)

Net cash provided by (used in) investing activities	34,817	(4,643)

Cash flows from financing activities
Proceeds from long-term debt borrowing	70,000	-
Capital contribution from Deephaven Managing Partners, LLC	1,000	-
Stock options exercised	7,657	17,901
Income tax benefit on stock awards exercised	3,256	12,691
Cost of common stock repurchased	(40,875)	(100,044)

Net cash provided by (used in) financing activities	41,038	(69,452)

Increase (decrease) in cash and cash equivalents	110,251	(89,207)
Cash and cash equivalents at beginning of period	222,435	214,760

Cash and cash equivalents at end of period	$332,686	$125,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,949	$32

Cash paid for income taxes	$75,816	$56,802

Supplemental disclosure of investing activities:
Goodwill	$51,407	$30
Intangible assets	18,300	-
Other assets	3,911	-
Accrued expenses and other liabilities	(15,355)	-

	58,263	30
Issuance of common stock in connection with acquisition	(30,000)	-

Purchases of businesses, net of cash acquired	$28,263	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has two operating business segments, Global Markets and Asset Management, as well as a Corporate segment. As of June 30, 2008, the Company’s business segments comprised the following subsidiaries:

Global Markets

•

Knight Equity Markets, L.P. (“KEM”) primarily operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in the NASDAQ Stock Market and on the OTC Bulletin Board. KEM also operates the Company’s primary domestic institutional sales business. Donaldson & Co., a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the NASDAQ Stock Exchange (“NASDAQ”), Financial Industry Regulatory Authority (“FINRA”), the International Securities Exchange, LLC, the National Stock Exchange and the National Futures Association (“NFA”).

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

At the close of business on September 28, 2007 (the “Deconsolidation Date”) the Company deconsolidated Direct Edge ECN as it no longer controlled Direct Edge ECN as of that date. The results of Direct Edge ECN’s operations have been included in the Consolidated Statements of Operations for the three and six months ended June 30, 2007, when Direct Edge ECN was a wholly-owned subsidiary of the Company. The Company accounts for its interest in Direct Edge Holdings LLC (“Direct Edge Holdings”), the newly formed immediate parent company of Direct Edge ECN (together, “Direct Edge”) under the equity method for periods subsequent to the Deconsolidation Date.

Asset Management

Deephaven Capital Management LLC (“Deephaven”) is the registered investment adviser to, and sponsor of, the Deephaven investment funds (the “Deephaven Funds”). In addition to being registered as an Investment Adviser with the SEC, Deephaven is also registered with the CFTC as a “commodity pool operator” and a “commodity trading adviser,” and is a member of the NFA. Due to the nature of Deephaven’s investor base, however, Deephaven is not registered as either a FCM or “Introducing Broker” with the CFTC or NFA and is exempt from many of the CFTC and NFA regulations. Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the FSA, and a Hong Kong registered investment adviser subsidiary, which is regulated by the Hong Kong Securities and Futures Commission.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

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

Market making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Interest expense, relating to the clearing broker activity, which has been netted against interest income on the Consolidated Statements of Operations, was $2.0 million and $6.1 million for the three months ended June 30, 2008 and 2007, respectively, and $4.3 million and $12.0 million for the six months ended June 30, 2008 and 2007, respectively.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $3.8 million and $1.6 million for the three months ended June 30, 2008 and 2007, respectively, and $7.0 million and $3.4 million for the six months ended June 30, 2008 and 2007, respectively. Net trading revenue also includes dividend expense of $3.0 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, and $5.0 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s belief about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of June 30, 2008, the Company’s Investment in Deephaven sponsored funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. At January 1, 2008 and as of June 30, 2008, the Company did not hold any financial instruments that met the definition of Level 3.

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

Goodwill and intangible assets

The Company applies the provisions of SFAS No. 142 Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with an indefinite useful life be tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. Other intangible assets are amortized on a straight line basis over their useful lives and, as required by SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Treasury stock

The Company records its purchases and reissuances of treasury stock at cost as a separate component of Stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions.

Foreign currencies

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations.

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

Lease loss accrual

It is the Company’s policy to identify excess real estate capacity and where applicable, accrue for such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, the Company’s policy is to accrue future costs related to excess capacity using a discounted cash flow analysis. In the event the Company is able to sublease the excess real estate after recording a lease loss accrual, such lease loss accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the lease loss accrual.

Income taxes

Pursuant to SFAS No. 109, Accounting for Income Taxes, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings. Net deferred tax assets and liabilities are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition.

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

For stock options issued after the adoption of SFAS No. 123(R), the Company applies a non-substantive vesting period approach whereby the expense is accelerated for those employees and directors that receive options and restricted stock units (“RSUs”) and are eligible to retire prior to the options or RSUs vesting. Prior to the adoption of SFAS No. 123(R), the Company applied a nominal vesting approach for all employee stock-based compensation awards with retirement eligible provisions. Under the nominal vesting approach, the Company recognized actual and pro-forma compensation cost over the vesting period and, if the employee retired before the end of the vesting period, the Company recognized any remaining unrecognized compensation cost at the date of retirement. The impact of this change in the vesting period approach did not have a material impact on the results of operations for the periods presented herein.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on the Company’s Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, Goodwill and Other Intangible Assets for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for the Company on December 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. Additionally, FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. The Company does not expect FSP EITF 03-6-1 to affect its results of operations or earnings per share.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

3.	Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, held at clearing brokers, at fair value:
Equities (1)	$606.1	$-	$-	$606.1
U.S. government obligations	6.7	-	-	6.7
Investment in Deephaven sponsored funds	-	76.5	-	76.5
Strategic investment	-	28.2	-	28.2
Deferred compensation investments	-	102.1	-	102.1

Total fair value of financial instrument assets	$612.8	$206.8	$-	$819.6

Liabilites
Securities sold, not yet purchased, at fair value:
Equities (1)	$407.4	$-	$-	$407.4

Total fair value of financial instrument liabilities	$407.4	$-	$-	$407.4

(1)	Equities of $107.8 million have been netted by their respective long and short positions as of June 30, 2008.

4.	Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	June 30, 2008	December 31, 2007
Receivable:
Clearing brokers and other	$144.6	$207.1
Securities failed to deliver	62.5	134.3
Deposits for securities borrowed	28.7	41.1

	$235.9	$382.5

Payable:
Securities failed to receive	$41.6	$79.5
Clearing brokers and other	100.7	37.5

	$142.3	$117.0

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Investment in Deephaven Sponsored Funds and Asset Management Fees

Deephaven is the registered investment adviser to, and sponsor of, the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The Company’s investment in the Deephaven Funds is carried at fair value, as disclosed in Footnote 3 “Fair Value of Financial Instruments.” Of the $3.3 billion and $3.9 billion of Deephaven’s assets under management as of June 30, 2008 and December 31, 2007, respectively, the Company had corporate investments as a limited partner or non-managing member of $76.5 million and $83.7 million, respectively. Deferred compensation investments on the Consolidated Statements of Financial Condition at June 30, 2008 and December 31, 2007 included $63.2 million and $49.8 million, respectively, of investments as a limited partner or non-managing member in the Deephaven Funds related to employee and director deferred compensation plans. Separately, certain officers, directors and employees of the Company held direct investments of approximately $53.2 million and $27.6 million as limited partners or non-managing members in the Deephaven Funds, in the aggregate, as of June 30, 2008 and December 31, 2007, respectively.

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of management fees, calculated as fixed percentages of assets under management, and incentive allocation fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any. Incentive allocation fees may be negative in certain interim periods if the funds or managed accounts lose money for such period; however, such fees will not be negative on a year-to-date basis. Management fees were $9.2 million and $10.1 million, for the three months ended June 30, 2008 and 2007, respectively, and $19.0 million and $21.5 million, for the six months ended June 30, 2008 and 2007, respectively. Incentive allocation fees were $5.2 million and $19.0 million, for the three months ended June 30, 2008 and 2007, respectively, and $10.6 million and $68.4 million, for the six months ended June 30, 2008 and 2007, respectively.

Included in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations are the results from the Company’s corporate investments as a limited partner or non-managing member in the Deephaven Funds. These results were earnings of $2.0 million and $6.3 million for the three months ended June 30, 2008 and 2007, respectively, and a loss of $5.0 million and earnings of $14.2 million for the six months ended June 30, 2008 and 2007, respectively.

6.	Strategic Investments

Strategic investments of $84.1 million at June 30, 2008 consisted of a $28.2 million short-term investment in a liquid investment fund carried at fair value pursuant to SFAS 157, $43.8 million in eight limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $5.5 million in equity of two private companies representing less than 20% equity ownership, which are held at cost and $6.5 million in three debt instruments which are also held at cost. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of Strategic investments. Included in the $43.8 million investment in limited liability companies at June 30, 2008 is a $21.2 million equity investment in Direct Edge, which is described further in Footnote 9 “Direct Edge ECN.”

Strategic investments of $73.7 million at December 31, 2007 consisted of a $30.8 million short-term investment in a liquid investment fund carried at fair value, $37.4 million in eight limited liability

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

companies, limited partnership investments and a corporation accounted for under the equity method and $5.5 million in equity of two private companies representing less than 20% equity ownership, which are held at cost. Included in the $37.4 million investment in limited liability companies at December 31, 2007 is a $19.1 million equity investment in Direct Edge.

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2008, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred in 2007 or during the six months ended June 30, 2008 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

The goodwill balances of $184.2 million and $132.8 million at June 30, 2008 and December 31, 2007, respectively, relate to the Global Markets business segment. Goodwill increased by $51.4 million during the six months ended June 30, 2008, due to the acquisition of EdgeTrade. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Direct Trading, Hotspot, Donaldson, Knight BondPoint and EdgeTrade.

The Company had intangible assets, net of accumulated amortization, of $72.5 million and $57.8 million at June 30, 2008 and December 31, 2007, respectively, all included within the Global Markets business segment. Intangible assets increased by $14.7 million during the six months ended June 30, 2008, due primarily to the acquisition of EdgeTrade, offset, in part, by amortization expense. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from 4 to 24 years. The weighted average remaining life of the Company’s intangible assets at June 30, 2008 is approximately 15 years.

The Company recorded amortization expense, related to its intangible assets of $1.8 million and $1.4 million for the three months ended June 30, 2008 and 2007, respectively, and $3.6 million and $2.9 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the estimated amortization expense relating to the intangible assets for each of the next five years approximates $3.9 million for the remainder of 2008, $7.2 million in 2009, $6.9 million in 2010, $6.8 million 2011, $6.4 million in 2012 and $5.0 million in 2013.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The chart below summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of June 30, 2008 and December 31, 2007 (in millions):

Goodwill		June 30, 2008	December 31, 2007
Purchase of Trimark business		$10.1	$10.1
Purchase of Tradetech business		3.0	3.0
Purchase of Donaldson business		3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe		2.5	2.5
Purchase of Direct Trading business		43.8	43.8
Purchase of Hotspot business		55.7	55.7
Purchase of Knight BondPoint business		14.2	14.2
Purchase of EdgeTrade business		51.4	—

Total		$184.2	$132.8

Intangible Assets (1)		June 30, 2008	December 31, 2007
Customer relationships (2)	Gross carrying amount	$59.1	$51.9
	Accumulated amortization	(11.2)	(9.1)

	Net carrying amount	$47.8	$42.8

Trade names (3)	Gross carrying amount	$14.0	$9.7
	Accumulated amortization	(1.2)	(0.9)

	Net carrying amount	$12.8	$8.8

Other (4)	Gross carrying amount	$16.1	$9.2
	Accumulated amortization	(4.1)	(2.9)

	Net carrying amount	$11.9	$6.3

Total	Gross carrying amount	$89.1	$70.8
	Accumulated amortization	(16.6)	(13.0)

	Net carrying amount	$72.5	$57.8

(1) -	The weighted average remaining life of the Company's intangible assets at June 30, 2008 is approximately 15 years.
(2) -	Customer relationships primarily relate to the Donaldson, Direct Trading, Hotspot and EdgeTrade acquisitions. The weighted average remaining life is approximately 15 years as of June 30, 2008 and 16 years as of December 31, 2007. Lives may be reduce depending upon actual retention rates.
(3) -	Trade names relate to the acquisitions of Donaldson, Direct Trading, Hotspot and EdgeTrade. The weighted average remaining life is approximately 21 years as of June 30, 2008 and 25 years as of December 31, 2007.
(4) -	Other includes technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately six years as of June 30, 2008 and five years as of December 31, 2007.

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

8.	Long Term Debt

On October 9, 2007, the Company entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks led by JPMorgan Chase Bank, N.A. (“JPM”). The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. The proceeds of the credit facilities may be used to finance share repurchases, finance selective acquisitions and for general corporate purposes. These credit facilities are repayable in full on October 3, 2010. Interest on the credit facilities is paid quarterly.

During the fourth quarter of 2007, the Company borrowed $70.0 million under the three year delayed-draw senior secured term loan facility. During the second quarter of 2008, the Company borrowed $70.0 million under the senior secured revolving facility, bringing the total amount borrowed at June 30, 2008, to $140.0 million.

Under the terms of the Credit Agreement, the Company has the option to choose an interest rate based on either the JPM Prime Rate or the LIBOR rate. As of June 30, 2008, the $140.0 million loan facilities bear interest at 4.06% per annum, which is based on the three month LIBOR rate plus 1.25% and will reset at the prevailing rate in September 2008. Approximately $0.8 million and $1.8 million respectively, of interest expense was recorded for the three and six months ended June 30, 2008, respectively.

The Company is charged a commitment fee of 0.3% on the unused portion of the credit facilities. For the three and six months ended June 30, 2008, the Company recorded commitment fees of approximately $0.1 million, which has been included in Other expenses on the Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

As a result of these transactions, the Company no longer controls Direct Edge and, as such, as of the Deconsolidation Date, it is no longer a consolidated subsidiary. The Company’s investment in Direct Edge is accounted for under the equity method following the Deconsolidation Date, and is included in Strategic investments on the Consolidated Statements of Financial Condition.

As Direct Edge was a subsidiary of the Company prior to the Deconsolidation Date, the results of its operations through the Deconsolidation Date are included in the Consolidated Statements of Operations for the three and six months ended June 30, 2007. For periods following the Deconsolidation Date, the Company’s share of Direct Edge’s income and losses are included in Investment income (loss) and other, net on the Consolidated Statements of Operations.

10.	Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of June 30, 2008, the Company has not issued any stock appreciation rights.

Restricted Shares and Restricted Stock Units

Eligible employees and directors receive restricted shares and/or restricted stock units, (collectively “restricted awards”) as a portion of their total compensation. Restricted awards generally vest over three years. The Company has the right to fully vest employees in their restricted awards upon retirement and in certain other circumstances. Restricted awards are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company measures compensation cost related to restricted awards based on the market value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. The Company recorded compensation expense of $6.8 million and $6.4 million, for the three months ended June 30, 2008 and 2007, respectively, and $17.1 million and $12.7 million, for the six months ended June 30, 2008 and 2007, respectively, relating to restricted awards, the majority of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes restricted awards activity during the six months ended June 30, 2008 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2008	3,648.9	$15.19	-	$-
Granted	1,657.6	16.67	26.5	18.10
Vested	(1,543.6)	12.21	-	-
Surrendered	(55.5)	16.53	-	-

Outstanding at June 30, 2008	3,707.4	$17.07	26.5	$18.10

There is $49.4 million of unamortized compensation related to the unvested restricted awards outstanding at June 30, 2008. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 2.0 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted during the quarter ended June 30, 2007 was $5.75 per option. There were no options granted for the quarter ended June 30, 2008.

The Company recorded compensation expense of $0.8 million and $1.4 million, for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $3.0 million, for the six months ended June 30, 2008 and 2007, respectively, relating to stock options, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes stock option activity during the six months ended June 30, 2008 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2008	5,715.7	$12.16
Granted at market value	300.0	16.93
Exercised	(915.7)	8.48
Surrendered	(34.2)	8.25

Outstanding at June 30, 2008	5,065.8	$13.13

Vested at June 30, 2008	4,941.8	$13.06

Available for future grants at June 30, 2008 *	10,430.3

*	represents both options and restricted awards available for grant

There is $3.7 million of unrecognized compensation related to unvested stock options outstanding at June 30, 2008. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.4 years.

11.	Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual was a benefit of $1.9 million and $1.5 million during the three and six months ended June 30, 2008 and 2007, respectively. These benefits were primarily related to adjustments of previously recognized lease losses with respect to the Company’s 545 Washington Boulevard property in Jersey City, N.J. During the second quarters of both 2008 and 2007, the Company entered into sub-lease agreements for portions of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-lease and the assumptions previously used in the calculation of the lease loss accrual.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

12.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	5.4%	3.6%	6.0%	3.8%
Nondeductible charges and other, net	-0.9%	0.2%	-0.8%	0.3%

Actual income tax rate	39.5%	38.8%	40.2%	39.1%

Effective January 1, 2007 the Company adopted FIN 48. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $0.9 million of unrecognized tax benefits and at June 30, 2008, the Company had $0.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of June 30, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 and 2006, and to non-U.S. income tax examinations for the tax years 2002 through 2005. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2000 through 2006. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations before income taxes and minority interest. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest expense or Interest, net, respectively, on the Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The revenues and results of operations of the discontinued operations for the six months ended June 30, 2007 are summarized as follows (in millions):

Six months ended June 30, 2007
Revenues	$-

Pre-tax loss from discontinued operations	$(2.0)
Income tax benefit	0.6

Loss from discontinued operations, net of tax	$(1.3)

Totals may not add due to rounding.

14.	Earnings per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if all in-the-money stock options were exercised and all restricted awards were to vest.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007 (in millions, except per share data):

	For the three months ended June 30,
	2008		2007
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$29.4	90.2	$24.4	99.7
Effect of dilutive stock based awards	-	2.4	-	2.8

Income and shares used in diluted calculations	$29.4	92.6	$24.4	102.5

Basic earnings per share		$0.33		$0.24

Diluted earnings per share		$0.32		$0.24

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the six months ended June 30,
	2008		2007
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$61.9	90.0	$56.2	100.3
Effect of dilutive stock based awards	-	2.7	-	3.2

Income and shares used in diluted calculations	$61.9	92.7	$56.2	103.5

Basic earnings per share		$0.69		$0.56

Diluted earnings per share		$0.67		$0.54

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.2 million and 1.3 million for the three and six months ended June 30, 2008, respectively, and 1.0 million and 0.8 million for the three and six months ended June 30, 2007, respectively.

15.	Significant Clients and Investors

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three and six months ended June 30, 2008 and 2007.

The Company considers significant investors to be those investors who account for 10% or more of assets under management in the Deephaven Funds. Two significant investors accounted for a total of 25.9% of the Deephaven Funds’ assets under management as of June 30, 2008 and one significant investor accounted for 10.8% as of December 31, 2007.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements do not include the profit-sharing bonuses provided under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings are allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on the Company’s Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses allocated to the Deephaven Managers are instead reported as Minority interest expense on the Company’s Consolidated Statements of Operations and included as Minority interest on the Company’s Consolidated Statements of Financial Condition. Minority interest expense of $1.1 million and $2.6 million recorded for the three and six months ended June 30, 2008, respectively, represents the accrual for the one-time 2008 minimum distribution to the Deephaven Managers pursuant to the New LLC Agreement.

Under the New LLC Agreement, the Company owns 51% of the shares in Deephaven Holdings, and Deephaven Partners owns 49% of the shares. The Company is entitled to appoint a majority of the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

For additional information on the transaction, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. See Footnote 17 “Commitments and Contingent Liabilities” for a discussion of the closing of the Deephaven Event Fund.

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

As described in Footnote 2 “Significant Accounting Policies”, if a Deephaven fund which has a six- month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ending June 30 of that year. As of June 30, 2008 the performance period ending December 31 is still ongoing, therefore, substantially all of the $10.6 million of incentive allocation fees recorded through this date could potentially be reversed by the end of the respective performance period, as applicable. The actual amount, if any, to be reversed will ultimately depend upon the performance of the Deephaven Funds in 2008.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $2.7 million and $2.2 million for the three months ended June 30, 2008 and 2007, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Operations. For the six months ended June 30, 2008 and 2007, rental expense from continuing operations was $5.2 million and $4.5 million, respectively. The Company has sublet a portion of its excess office space to third parties.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of June 30, 2008, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Six months ending December 31, 2008	$6.9	$0.5	$6.4	$5.9
Year ending December 31, 2009	16.0	1.0	15.0	6.1
Year ending December 31, 2010	16.4	0.9	15.5	0.6
Year ending December 31, 2011	16.6	0.9	15.7	-
Year ending December 31, 2012	16.8	1.0	15.7	-
Thereafter through October 31, 2021	118.4	6.0	112.4	-

	$191.2	$10.4	$180.7	$12.6

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2008, the Company has provided a letter of credit for $6.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

Closing of Deephaven Event Fund

On January 31, 2008, Deephaven announced that it had concluded that it is in the best interests of investors in the Deephaven Event Fund LLC and the Deephaven Event Fund Ltd. (collectively, the “Event Fund”) that the Event Fund return investors’ capital. The decision to return investors’ capital in the Event Fund occurred after a review by Deephaven of the Event Fund and the Event Fund’s viability given the current macro-economic environment, performance over the preceding nine months, declining investor interest in event-driven investment strategies and significant levels of redemption requests in the Event Fund. Substantive changes in macro-economic circumstances in the U.S. have resulted in a reduction in the types of opportunities that Deephaven would ordinarily pursue as components of the Event Fund’s core event-driven strategy and the conclusion that the Event Fund’s core investment strategy is unlikely to produce the type of investment results Deephaven and its investors might expect over the short and intermediate term. As a result, redemptions in the Event Fund were suspended with immediate effect and Deephaven began an orderly process to reduce trading positions to cash and return investors’ capital as promptly as reasonably practicable. As of February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee will be charged to investors in the Event Fund.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company’s revenues, income (loss) from continuing operations before income taxes and minority interest (“Pre-tax earnings”) and total assets by segment are summarized below (in millions).

	Global Markets	Asset Management	Corporate	Consolidated Total
For the three months ended June 30, 2008:
Revenues	$201.3	$14.5	$4.2	$220.1
Pre-tax earnings (1)	64.4	(6.8)	(7.2)	50.5
Total assets	1,608.2	129.8	208.7	1,946.7

For the three months ended June 30, 2007:
Revenues	$165.3	$29.4	$6.8	$201.4
Pre-tax earnings	32.7	6.3	0.9	39.9
Total assets	1,435.7	196.6	126.6	1,758.9

For the six months ended June 30, 2008:
Revenues	$422.4	$29.7	$(4.0)	$448.2
Pre-tax earnings (1)	143.4	(9.5)	(26.1)	107.8
Total assets	1,608.2	129.8	208.7	1,946.7

For the six months ended June 30, 2007:
Revenues	$337.9	$90.6	$14.6	$443.1
Pre-tax earnings	68.8	25.2	0.5	94.6
Total assets	1,435.7	196.6	126.6	1,758.9

Totals	may not add due to rounding.
(1) -	Asset Management excludes $1.1 million and $2.6 million in Minority interest expense for the three and six months ended June 30, 2008, respectively.

20.	Subsequent Event

On July 11, 2008, the Company acquired Libertas Holdings LLC, a boutique institutional fixed income brokerage firm, for $50 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25 million. Upon acquisition, Libertas Holdings LLC was renamed Knight Libertas Holdings LLC and its U.S. broker-dealer subsidiary was renamed Knight Libertas LLC (together with its affiliates, “Libertas”). The $50 million in cash is subject to an adjustment based on actual working capital at Libertas as of the closing of the transaction and the unregistered Knight common stock is subject to certain contractual transfer restrictions.

The terms of the agreement also include a potential earn-out of up to $75 million of unregistered Knight common stock based on the future performance of Libertas during the three-year period following the closing of the transaction.

Libertas is a riskless principal fixed income broker-dealer specializing in high-yield, distressed, and asset- and mortgage-backed securities. Libertas also provides clients with proprietary research reports on companies and target sectors. The results of Libertas will be included within the Global Markets segment beginning with the third quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the U.S. Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of the businesses acquired, or that may be acquired in the future, by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” in the Company’s Annual Report on Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

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

delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $3.3 billion as of July 1, 2008, down from $4.2 billion as of July 1, 2007. For additional information regarding the Asset Management segment, refer to the “Deephaven” section of this MD&A.

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

In December 2004, the Company completed the sale of one of its business segments, Derivative Markets, to Citigroup Financial Products Inc. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the results of this segment have been included within discontinued operations. For a further discussion of the sale of the Company’s Derivative Markets business, see Footnote 13 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this Form 10-Q.

The following table sets forth: (i) Revenues, (ii) Expenses, (iii) Minority interest expense and (iv) Pre-tax earnings (loss) after minority interest expense of our segments and on a consolidated basis (in millions):

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Global Markets
Revenues	$201.3	$165.3	$422.4	$337.9
Expenses	136.9	132.6	279.0	269.0

Pre-tax earnings	64.4	32.7	143.4	68.8

Asset Management
Revenues	14.5	29.4	29.7	90.6
Expenses	21.3	23.1	39.2	65.4

Pre-tax (loss) earnings	(6.8)	6.3	(9.5)	25.2
Minority interest expense	1.1	-	2.6	-

Pre-tax (loss) earnings after minority interest expense	(7.9)	6.3	(12.1)	25.2

Corporate
Revenues	4.2	6.8	(4.0)	14.6
Expenses	11.4	5.9	22.2	14.1

Pre-tax (loss) earnings	(7.2)	0.9	(26.1)	0.5

Consolidated
Revenues	220.1	201.4	448.2	443.1
Expenses	169.6	161.5	340.4	348.5

Pre-tax earnings	50.5	39.9	107.8	94.6
Minority interest expense	1.1	-	2.6	-

Pre-tax earnings after minority interest expense	$49.4	$39.9	$105.2	$94.6

Totals may not add due to rounding.

Consolidated Revenues for the three months ended June 30, 2008 increased $18.7 million, or 9.3% from the same period a year ago, while Consolidated Expenses increased $8.0 million, or 5.0%. Overall, Consolidated Pre-tax earnings after minority interest expense for the three months ended June 30, 2008 increased $9.5 million, or 23.8% from the same period a year ago.

Consolidated Revenues for the six months ended June 30, 2008 increased $5.1 million, or 1.2% from the same period a year ago, while Consolidated Expenses decreased $8.1 million, or 2.3%. Overall, Consolidated Pre-tax earnings after minority interest expense for the six months ended June 30, 2008 increased $10.6 million, or 11.2% from the same period a year ago.

The changes in our Pre-tax earnings after minority interest expense by segment from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008 are summarized as follows:

•

Global Markets – Our Pre-tax earnings from Global Markets for the three months ended June 30, 2008 increased by $31.8 million, or 97.1%, from the comparable period in 2007. Our Pre-tax earnings from Global Markets for the six months ended June 30, 2008 increased by $74.6 million, or 108.3%, from the comparable period in 2007. These increases are primarily due to higher U.S. equity dollar value traded, greater trade volumes and improved margins offset, in part, by lower revenue capture per U.S. equity dollar value traded.

•

Asset Management – Our Pre-tax results after minority interest expense from Asset Management for the three months ended June 30, 2008 decreased by $14.2 million from the comparable period in 2007. Our Pre-tax results after minority interest expense from Asset Management for the six months ended June 30, 2008 decreased by $37.3 million from the comparable period in 2007. These decreases are primarily due to lower incentive allocation fees as a result of lower fund returns and lower management fees as a result of a decrease in assets under management, offset in part by a decrease in profitability-based bonuses. Asset Management revenues for the three and six months ended June 30, 2008 were adversely impacted by the announced closing of the Event Fund, as described further under the heading “Deephaven” in this MD&A.

•

Corporate – Our Pre-tax results from our Corporate segment for the three and six months ended June 30, 2008 decreased by $8.0 million and $26.7 million, respectively, from the comparable period in 2007, primarily due to lower returns on our corporate investment as a limited partner or non-managing member in the Deephaven Funds.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, introductions of or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; the composition of our order flow; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our international operations and costs associated with our international expansion; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; performance of the asset management investment strategies; the addition or loss of executive management and sales and trading, technology and asset management professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

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

Trends

Global Economic Trends

Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid equity markets and level of trading volumes.

Global economic growth continued to slow during the second quarter of 2008. Equity markets experienced high levels of volatility and decreased volumes. Concerns about future economic growth, higher oil prices, lower consumer confidence and continued lack of liquidity in the credit markets continued to challenge the U.S. economy and the equity markets.

Trends Affecting Our Company

We believe that our businesses are affected by the aforementioned global economic trends as well as more specific trends. Some of the specific trends that impact our operations, financial condition and results of operations are:

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

Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of Direct Trading (Knight Direct EMSTM), Hotspot, Knight BondPoint and EdgeTrade and the growth of our soft dollar and commission recapture activity.

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

Asset management fees, net represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of management fees, calculated as fixed percentages of assets under management, and incentive allocation fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any. Incentive allocation fees may be negative in certain interim periods if the funds or managed accounts lose money for such period; however, such fees will not be negative on a year-to-date basis.

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

Investment income (loss) and other, net primarily represents income earned, net of losses, related to our corporate investment as a limited partner or non-managing member in the Deephaven Funds and our strategic investments. Such income or loss is primarily affected by the level of our corporate investment in the Deephaven Funds and rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments.

Transaction-based expenses

Transaction-based expenses include variable expenses directly incurred in conjunction with generating Net trading revenue and Commissions and fees and consist of Execution and clearance fees, Soft dollar and commission recapture expense, and Payments for order flow and ECN rebates.

Execution and clearance fees primarily represent fees paid to clearing brokers for clearing equities transactions, transaction fees paid to NASDAQ and other exchanges and regulatory bodies, and execution fees paid to third parties, primarily for executing trades on the New York Stock Exchange (“NYSE”) and other exchanges, and for executing orders through third party ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, changes in execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies.

Soft dollar and commission recapture expense represent payments to institutions in connection with our soft dollar and commission recapture programs. Soft dollar and commission recapture expense fluctuates based on U.S. equity share volume executed on behalf of institutions.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities, and for the three and six months ended June 30, 2007, rebates for providing liquidity to Direct Edge ECN. Payments for order flow and ECN rebates fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow and ECN rebates also fluctuate based on U.S. equity share volume, our profitability and the mix of market orders and limit orders.

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

As more fully described under the heading “Deephaven” in this MD&A, in 2007 and until the consummation of the Deephaven Transaction, the majority of compensation in Asset Management was determined by formulas based upon the profitability of the Asset Management segment, subject to certain minimum guaranteed payments.

Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

Professional fees consist primarily of legal, accounting and consulting fees.

Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. We depreciate our fixed assets and amortize our capitalized software development costs and acquired intangible assets on a straight-line basis over their expected useful lives. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.

Occupancy and equipment rentals consist primarily of rent and utilities related to rented premises and office equipment.

Business development consists primarily of costs related to marketing, conferences and relationship management.

Minority interest expense primarily represents the amounts distributable to the Deephaven Managers, pursuant to the Deephaven Holdings LLC agreement and for the three and six months ended June 30, 2008, includes an accrual for a one-time minimum guaranteed distribution for 2008. For a discussion regarding the Deephaven Transaction, see the heading “Deephaven” in this MD&A.

Three Months Ended June 30, 2008 and 2007

Continuing Operations

Revenues

Global Markets

	For the three months ended June 30,
	2008	2007	Change	% of Change
Commissions and fees (millions)	$114.2	$106.9	$7.3	6.8%
Net trading revenue (millions)	85.4	54.2	31.2	57.6%
Interest, net (millions)	0.9	4.1	(3.2)	-78.1%
Investment income and other, net (millions)	0.8	-	0.8	NM

Total Revenues from Global Markets (millions)	$201.3	$165.3	$36.0	21.8%

U.S. equity dollar value traded ($ billions)	1,104.7	650.6	454.1	69.8%
U.S. equity trades executed (millions)	118.4	72.7	45.7	62.8%
Nasdaq and Listed equity shares traded (billions)	34.8	25.8	9.0	34.6%
OTC Bulletin Board and Pink Sheet shares traded (billions)	206.1	233.3	(27.2)	-11.7%
Average revenue capture per U.S. equity dollar value traded (bps)	1.3	1.6	(0.3)	-20.4%

NM- Not meaningful

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 21.8% to $201.3 million for the three months ended June 30, 2008, from $165.3 million for the comparable period in 2007. Revenues for the three months ended June 30, 2008, were positively impacted by higher dollar value traded, greater trade volumes, improved results from electronic quantitative trading efforts and the addition of EdgeTrade, offset by a decrease in revenue capture per U.S. equity dollar value traded, lower share volume in OTC Bulletin Board and Pink Sheet shares and the deconsolidation of Direct Edge ECN in 2007.

Average revenue capture per U.S. equity dollar value traded was 1.3 basis points (“bps”) for the second quarter of 2008, down 20.4% from 1.6 bps in the second quarter of 2007. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in Nasdaq and Listed volumes from an expanded broker-dealer client base as well as a decrease in OTC Bulletin Board and Pink Sheet shares traded. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $144.5 million and $106.8 million for the three months ended June 30, 2008 and 2007, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading (Knight Direct EMSTM), Direct Edge ECN, Hotspot, Knight BondPoint and EdgeTrade.

Asset Management

	For the three months ended June 30,
	2008	2007	Change	% of Change
Incentive allocation fees (millions)	$5.2	$19.0	$(13.8)	-72.5%
Management fees (millions)	9.2	10.1	(0.9)	-9.2%
Interest income and other (millions)	0.1	0.3	(0.2)	-69.4%

Total Revenues from Asset Management (millions)	$14.5	$29.4	$(14.9)	-50.6%

Average month-end balance of assets under management (millions)	$3,406.3	$3,970.0	$(563.7)	-14.2%
Quarterly fund return to investors*	2.8%	2.0%	0.8%	40.0%

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds.

Total revenues from the Asset Management segment, which primarily consist of management fees and incentive allocation fees, decreased 50.6% to $14.5 million for the three months ended June 30, 2008, from $29.4 million for the comparable period in 2007. The decrease is primarily due to substantially lower incentive allocation fees as a result of negative blended fund returns for year-to-date 2008 and a decrease in management fees due to lower average assets under management. Although the blended quarterly fund return increased compared to the prior year’s second quarter, incentive allocation fees were lower as the majority of the Deephaven Funds had negative returns on a year-to-date basis, and Deephaven was, therefore, unable to earn incentive allocation fees on such funds. Asset Management fees were also adversely affected by the announced closing of the Event Fund during the first quarter of 2008. As of February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee is being charged to investors in the Event Fund.

The average month-end balance of assets under management for the three months ended June 30, 2008 was $3.4 billion, down from $4.0 billion for the comparable period in 2007. The blended quarterly fund return across all assets under management in the Deephaven Funds for the three months ended June 30, 2008 was a gain of 2.8%, up from a gain of 2.0% for the comparable period in 2007.

Corporate

	For the three months ended June 30,
	2008	2007	Change	% of Change
Total Revenues from Corporate (millions)	$4.2	$6.8	$ (2.5)	-37.5%

Average corporate investment balance in the Deephaven Funds (millions)	$76.6	$200.3	$(123.7)	-61.8%

Total revenues from the Corporate segment, which primarily represent our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased to $4.2 million for the three months ended June 30, 2008, from $6.8 million for the comparable period in 2007. Income from our corporate investment in the Deephaven Funds decreased to $2.0 million for the three months ended June 30, 2008, from $6.3 million for the comparable period in 2007. The decrease in the average corporate investment in the Deephaven Funds is primarily a result of redemptions of $120.0 million since June 30, 2007.

Transaction-based expenses

Execution and clearance fees decreased 16.9% to $23.8 million for the three months ended June 30, 2008, from $28.7 million for the comparable period in 2007, primarily due to the deconsolidation of Direct Edge ECN in 2007 and lower clearing rates offset in part, by higher trade volumes. As a percentage of total revenue, Execution and clearance fees decreased to 10.8% for the three months ended June 30, 2008, from 14.2% for the comparable period in 2007. These costs decreased as a percentage of revenue primarily due to the deconsolidation of Direct Edge, which had higher transaction-based expenses as a percentage of revenue, and lower clearing rates offset, in part, by lower asset management fees, which have no associated transaction-based expenses. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale. Soft dollar and commission recapture expense increased 8.8% to $15.7 million for the three months ended June 30, 2008, from $14.5 million for the comparable period in 2007, due to higher soft dollar volumes.

Payments for order flow and ECN rebates decreased to $8.3 million for the three months ended June 30, 2008, from $12.8 million for the comparable period in 2007. As a percentage of total revenue, Payments for order flow and ECN rebates decreased to 3.8% for the three months ended June 30, 2008, from 6.3% for the comparable period in 2007. This expense decreased primarily due to the deconsolidation of Direct Edge ECN and a decrease in profitability-based rebates paid to broker-dealer clients offset, in part, by lower asset management fees, which have no associated transaction-based expenses.

Other direct expenses

Employee compensation and benefits expense increased 5.9% to $83.4 million for the three months ended June 30, 2008, from $78.7 million for the comparable period in 2007. As a percentage of total revenue, Employee compensation and benefits decreased to 37.9% for the three months ended June 30, 2008, from 39.1% for the comparable period in 2007. The increase on a dollar basis was primarily due to higher profitability and an increase in the number of employees offset, in part, by lower Asset Management revenues and lower profitability-based bonuses at Deephaven. The number of full time employees increased to 946 at June 30, 2008, from 851 at June 30, 2007, primarily due to growth in our Global Markets business as well as the acquisition of EdgeTrade, offset by the reduction in headcount due to the deconsolidation of Direct Edge. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

As more fully described under the heading “Deephaven” below, for periods after February 1, 2008, profitability-based compensation payable to certain senior Deephaven managers is no longer reported as a component of compensation expense but is instead reported as Minority interest expense on the Consolidated Statements of Operations.

All other direct expenses increased by 42.5% or $11.4 million to $38.4 million for the three months ended June 30, 2008 from $26.9 million for the comparable period in 2007. Communications and data processing expense increased primarily due to higher market data and connectivity expenses within our Global Markets segment. Professional fees increased due to higher legal expenses, which have fluctuated based on the activity relating to our various legal proceedings. Depreciation and amortization expense increased primarily due to fixed asset purchases, capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts. Interest expense increased due to borrowings under our credit facilities. Other expenses increased due to higher recruiting and director fees.

For the three months ended June 30, 2008, Minority interest expense of $1.1 million relates to the second quarter’s accrual for the one-time 2008 minimum guaranteed distribution to certain senior Deephaven managers pursuant to the Limited Liability Company Agreement for Deephaven Holdings.

Our effective tax rates from continuing operations of 39.5% and 38.8% for the three months ended June 30, 2008 and 2007, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Six Months Ended June 30, 2008 and 2007

Continuing Operations

Revenues

Global Markets

	For the six months ended June 30,
	2008	2007	Change	% of Change
Commissions and fees (millions)	$227.4	$210.8	$16.6	7.9%
Net trading revenue (millions)	186.9	115.8	71.1	61.4%
Interest, net (millions)	3.1	8.4	(5.3)	-62.8%
Investment income and other, net (millions)	4.9	2.8	2.1	73.6%

Total Revenues from Global Markets (millions)	$422.4	$337.9	$84.5	25.0%

U.S. equity dollar value traded ($ billions)	2,128.8	1,213.1	915.7	75.5%
U.S. equity trades executed (millions)	225.5	139.6	85.9	61.5%
Nasdaq and Listed equity shares traded (billions)	68.4	49.6	18.8	38.0%
OTC Bulletin Board and Pink Sheet shares traded (billions)	371.2	452.1	(80.9)	-17.9%
Average revenue capture per U.S. equity dollar value traded (bps)	1.4	1.8	(0.4)	-21.5%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 25.0% to $422.4 million for the six months ended June 30, 2008, from $337.9 million for the comparable period in 2007. Revenues for the six months ended June 30, 2008, were positively impacted by higher dollar value traded, greater trade volumes, improved results from electronic quantitative trading efforts and the addition of EdgeTrade, offset by a decrease in revenue capture per U.S. equity dollar value traded, lower share volume in OTC Bulletin Board and Pink Sheet shares and the deconsolidation of Direct Edge ECN in 2007.

Average revenue capture per U.S. equity dollar value traded was 1.4 basis points (“bps”) for the six month ended June 30, 2008, down 21.5% from 1.8 bps for the comparable period in 2007. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in Nasdaq and Listed volumes from an expanded broker-dealer client base as well as a decrease in OTC Bulletin Board and Pink Sheet shares traded. Core Equity Revenues were $299.9 million and $217.8 million for the six months ended June 30, 2008 and 2007, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Direct Trading (Knight Direct EMSTM), Direct Edge ECN, Hotspot, Knight BondPoint and EdgeTrade.

Asset Management

	For the six months ended June 30,
	2008	2007	Change	% of Change
Incentive allocation fees (millions)	$10.6	$68.4	$(57.7)	-84.5%
Management fees (millions)	19.0	21.5	(2.5)	-11.6%
Interest income and other (millions)	0.1	0.8	(0.7)	-88.0%

Total Revenues from Asset Management (millions)	$29.7	$90.6	$(60.9)	-67.2%

Average month-end balance of assets under management (millions)	$3,491.1	$4,020.9	$(529.8)	-13.2%
Year-to-date fund return to investors *	-5.4%	7.0%	NM	NM

*	Year-to-date fund return represents the blended return across all assets under management in the Deephaven Funds.

NM- Not meaningful

Total revenues from the Asset Management segment, which primarily consist of management fees and incentive allocation fees, decreased 67.2% to $29.7 million for the six months ended June 30, 2008, from $90.6 million for the comparable period in 2007. The decrease is primarily due to substantially lower incentive allocation fees as a result of negative blended fund returns in 2008 and a decrease in management fees due to lower average assets under management. Asset Management fees were also adversely affected by the announced closing of the Event Fund during the first quarter of 2008. As of February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee is being charged to investors in the Event Fund.

The average month-end balance of assets under management for the six months ended June 30, 2008 was $3.5 billion, down from $4.0 billion for the comparable period in 2007. The blended fund return across all assets under management in the Deephaven Funds for the six months ended June 30, 2008 was a loss of 5.4%, down from a gain of 7.0% for the comparable period in 2007.

Corporate

	For the six months ended June 30,
	2008	2007	Change	% of Change
Total Revenues from Corporate (millions)	$(4.0)	$14.6	$(18.6)	NM

Average corporate investment balance in the Deephaven Funds (millions)	$77.2	$196.8	$(119.6)	-60.8%

NM- Not meaningful

Total revenues from the Corporate segment, which primarily represent our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased to a loss of $4.0 million for the six months ended June 30, 2008, from a gain of $14.6 million for the comparable period in 2007. Income from our corporate investment in the Deephaven Funds decreased to a loss of $5.0 million for the six months ended June 30, 2008, from a gain of $14.2 million for the comparable period in 2007. The decrease in the average corporate investment in the Deephaven Funds is primarily a result of redemptions of $120.0 million since June 30, 2007.

Transaction-based expenses

Execution and clearance fees decreased 12.6% to $49.1 million for the six months ended June 30, 2008, from $56.1 million for the comparable period in 2007, primarily due to the deconsolidation of Direct Edge ECN in 2007 and lower clearing rates offset in part, by higher trade volumes. As a percentage of total revenue, Execution and clearance fees decreased to 10.9% for the six months ended June 30, 2008, from 12.7% for the comparable period in 2007. These costs decreased as a percentage of revenue primarily due to the deconsolidation of Direct Edge, which had higher transaction-based expenses as a percentage of revenue, and lower clearing rates offset, in part, by lower asset management fees, which have no associated transaction-based expenses. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale. Soft dollar and commission recapture expense increased 19.4% to $34.6 million for the six months ended June 30, 2008, from $29.0 million for the comparable period in 2007, due to higher soft dollar volumes.

Payments for order flow and ECN rebates decreased to $17.2 million for the six months ended June 30, 2008, from $25.4 million for the comparable period in 2007. As a percentage of total revenue, Payments for order flow and ECN rebates decreased to 3.8% for the six months ended June 30, 2008, from 5.7% for the comparable period in 2007. These decreases were primarily due to the deconsolidation of Direct Edge ECN and a decrease in profitability-based rebates paid to broker-dealer clients offset, in part, by lower asset management fees, which have no associated transaction-based expenses.

Other direct expenses

Employee compensation and benefits expense decreased 6.2% to $169.8 million for the six months ended June 30, 2008, from $180.9 million for the comparable period in 2007. As a percentage of total revenue, Employee compensation and benefits decreased to 37.9% for the six months ended June 30, 2008, from 40.8% for the comparable period in 2007. The decrease on a dollar basis was primarily due to lower profitability-based bonuses at Deephaven, partially offset by an increase in the number of employees and increased profitability in our Global Markets segment. The number of full time employees increased to 946 at June 30, 2008, from 851 at June 30, 2007, primarily due to growth in our Global Markets business as well as the acquisition of EdgeTrade, offset by the reduction in headcount due to the deconsolidation of Direct Edge. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

As more fully described under the heading “Deephaven” below, for periods after February 1, 2008, profitability-based compensation payable to certain senior Deephaven managers is no longer reported as a component of compensation expense but is instead reported as Minority interest expense on the Consolidated Statements of Operations.

All other direct expenses increased by 22.1% or $12.6 million to $69.7 million for the six months ended June 30, 2008 from $57.1 million for the comparable period in 2007. Communications and data processing expense increased primarily due to higher market data and connectivity expenses within our Global Markets segment. Professional fees increased due to higher legal expenses, which have fluctuated based on the activity relating to our various legal proceedings. Depreciation and amortization expense increased primarily due to fixed asset purchases, capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts and the relocation of other offices within our Global Markets segment. Interest expense increased due to borrowings under our credit facilities.

For the six months ended June 30, 2008, Minority interest expense of $2.6 million, relates to the year-to-date accrual for the one-time 2008 minimum guaranteed distribution to certain senior Deephaven managers pursuant to the Limited Liability Company Agreement for Deephaven Holdings.

Our effective tax rates from continuing operations of 40.2% and 39.1% for the six months ended June 30, 2008 and 2007, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

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

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements do not include the profit-sharing bonuses provided under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings are allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on our Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses allocated to the Deephaven Managers are instead reported as Minority interest expense on our Consolidated Statements of Operations and included as Minority interest on our Consolidated Statements of Financial Condition. Minority interest expense of $1.1 million and $2.6 million represents the accrual for the one-time 2008 minimum distribution to the Deephaven Managers pursuant to the New LLC Agreement during the three and six months ended June 30, 2008, respectively.

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

The decision to return investors’ capital in the Event Fund occurred after a review by Deephaven of the Event Fund and the Event Fund’s viability given the current macro-economic environment, performance over the preceding nine months, declining investor interest in event-driven investment strategies and significant levels of redemption requests in the Event Fund. Substantive changes in macro-economic circumstances in the U.S. have resulted in a reduction in the types of opportunities that Deephaven would ordinarily pursue as components of the Event Fund’s core event-driven strategy and the conclusion that the Event Fund’s core investment strategy is unlikely to produce the type of investment results Deephaven and its investors might expect over the short and intermediate term. As a result, redemptions in the Event Fund were suspended, and Deephaven began an orderly process to reduce trading positions to cash and return investors’ capital as promptly as reasonably practicable. As of February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee will be charged to investors in the Event Fund.

Discontinued Operations

Loss from discontinued operations, net of tax, was $1.3 million for the six months ended June 30, 2007. See Footnote 13 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for a further discussion.

Subsequent Event

On July 11, 2008, we acquired Libertas Holdings LLC, a boutique institutional fixed income brokerage firm, for $50 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25 million. Upon acquisition, Libertas Holdings LLC was renamed Knight Libertas Holdings LLC and its U.S. broker-dealer subsidiary was renamed Knight Libertas LLC (together with its affiliates, “Libertas”). The $50 million in cash is subject to an adjustment based on actual working capital at Libertas as of the closing of the transaction and the unregistered Knight common stock is subject to certain contractual transfer restrictions.

The terms of the agreement also include a potential earn-out of up to $75 million of unregistered Knight common stock based on the future performance of Libertas during the three-year period following the closing of the transaction.

Libertas is a riskless principal fixed income broker-dealer specializing in high-yield, distressed, and asset- and mortgage-backed securities. Libertas also provides clients with proprietary research reports on companies and target sectors. The results of Libertas will be included within the Global Markets segment beginning with the third quarter of 2008.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities, short term receivables and corporate investments as a limited partner or non-managing member in our Deephaven Funds. As of June 30, 2008, we had $1.9 billion in assets, 60.7% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in NASDAQ, on the OTC Bulletin Board and on the NYSE and AMEX markets.

Asset management fees receivable includes incentive allocation fees and management fees earned for sponsoring and managing the Deephaven Funds. Deferred compensation investments consists of investments held by us, including investments as a limited partner or non-managing member in the Deephaven Funds, related to deferred compensation plans for the benefit of Knight’s employees and directors. Other assets primarily represent net deferred tax assets, deposits and miscellaneous receivables.

Total assets increased $190.9 million, or 10.9%, from $1.8 billion at December 31, 2007 to $1.9 billion at June 30, 2008. The majority of the increase in assets relates to increases in Securities owned, held at clearing brokers, at fair value and Cash and cash equivalents offset, in part, by decreases in Receivable from brokers and dealers. Securities owned, held at clearing brokers, at fair value increased by $200.3 million, or 48.5% from $412.6 million at December 31, 2007, to $612.8 million at June 30, 2008, due to an increase in the size of the securities inventory utilized in our market making activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions and our pre-determined risk limits. Cash and cash equivalents increased by $110.3 million, or 49.6%, from $222.4 million at December 31, 2007, to $332.7 million at June 30, 2008, primarily due to our borrowing of the remaining $70.0 million under our credit facilities. Receivable from brokers and dealers decreased by $146.7 million, or 38.3% from $382.5 million at December 31, 2007, to $235.9 million at June 30, 2008, due to timing relating to trade date versus settlement date differences.

Total liabilities increased $107.8 million, or 12.4%, from $870.4 million at December 31, 2007 to $978.2 million at June 30, 2008. The majority of the increase in liabilities relates to increases in Securities sold, not yet purchased, at fair value and Long term debt, offset, in part, by a decrease in Accrued compensation expense. Long term debt increased by $70.0 million, from $70.0 million at December 31, 2007, to $140.0 million at June 30, 2008, due to our borrowing of the remaining $70.0 million under our credit facilities. Accrued compensation expense decreased by $55.2 million, or 24.2%, from $228.3 million at December 31, 2007 to $173.1 million at June 30, 2008, primarily due to the payment of 2007 year-end bonuses accrued at December 31, 2007, offset by the accrual of 2008 bonus expense for the first half of 2008. Stockholders’ equity increased by $79.5 million, from $885.4 million at December 31, 2007 to $964.9 million at June 30, 2008. The increase in Stockholders’ equity from December 31, 2007 was a result of our net income earned during the six months ended June 30, 2008 and the issuance of common stock related to the acquisition of EdgeTrade offset by common stock repurchases during the period.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, the proceeds of the sale of our Derivative Markets segment in 2004 and the proceeds from our borrowing of $140.0 million under our credit facilities. At June 30, 2008, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $353.8 million. Additionally, our corporate investment as a limited partner or non-managing member in the Deephaven Funds was $76.5 million at June 30, 2008. The majority of this investment can be liquidated upon request to Deephaven subject to a 90-day written notification period and monthly redemption limits.

We have previously disclosed our intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Global Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock or debt.

We have acquired several businesses over the last two years. In January 2008, we completed the acquisition of EdgeTrade Inc. for $58.2 million comprising $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million.

Income from continuing operations before income taxes and minority interest expense was $50.5 million and $39.9 million for the three months ended June 30, 2008 and 2007, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation and depreciation and amortization. Stock-based compensation was $7.7 million and $7.8 million for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense was $1.9 million and $1.7 million for the three month periods ended June 30, 2008 and 2007, respectively. Amortization expense from continuing operations, which related to software, software development costs, intangible assets and leasehold improvements, was $4.3 million and $3.8 million for the three months ended June 30, 2008 and 2007, respectively.

Capital expenditures related to our continuing operations were $6.0 million and $4.2 million during the three months ended June 30, 2008 and 2007, respectively. There were no purchases of strategic investments for the three months ended June 30, 2008. Purchases of strategic investments were $1.8 million for the three months ended June 30, 2007. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds increased by $2.7 million during the three months ended June 30, 2008, primarily due to gains on our investment.

At its July 17, 2007 meeting, the Board of Directors authorized a $505.0 million increase to our stock repurchase program, bringing the total to $1.0 billion. We repurchased 400,900 shares under the stock repurchase program during the second quarter of 2008 for $7.1 million. Through June 30, 2008, we had repurchased 61.0 million shares for $656.0 million under our stock repurchase program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by our management based on an evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases may actually occur. We had approximately 93.9 million shares of Class A Common Stock outstanding as of June 30, 2008.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of June 30, 2008, all of our broker-dealers were in compliance with the applicable regulatory net capital rules. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at June 30, 2008, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$65.9	$7.2	$58.8
KCM	82.9	2.0	80.8
Direct Trading	12.6	0.5	12.1

In addition, our foreign registered broker-dealer is subject to certain financial resource requirements of the FSA. The following table sets forth the financial resource requirement at June 30, 2008 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KEMIL	$33.3	$17.7	$15.6

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Lease Loss Accrual – It is our policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 146 Accounting for Costs Associated with Exit or Disposal Activities, and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, our policy is to accrue future costs related to excess capacity using a discounted cash flow analysis.

Impairment of Goodwill and Intangible Assets – The useful lives of intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $184.2 million as of June 30, 2008 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM, and the businesses now operating as Donaldson, Direct Trading, Hotspot, Knight BondPoint and EdgeTrade. We performed our annual test for impairment of goodwill in the second quarter of 2008 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. We believe there was no impairment of the goodwill balance at June 30, 2008.

Intangible assets, less accumulated amortization, of $72.5 million as of June 30, 2008 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses of Donaldson, Direct Trading, Hotspot, Knight BondPoint and EdgeTrade. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from 4 to 24 years. We performed our annual test for impairment of intangible assets in the second quarter of 2008 and determined that intangible assets were not impaired at that time. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred in 2007 or during the six months ended June 30, 2008 that would indicate that the carrying amounts of our amortizable intangibles may not be recoverable.

Financial Instruments and Fair Value – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our beliefs about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value.

Our securities owned and securities sold, not yet purchased will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of June 30, 2008, our Investment in Deephaven sponsored funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. At January 1, 2008 and as of June 30, 2008, we did not hold any financial instruments that met the definition of Level 3.

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. We believe that FSP FAS 157-2 will not have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which provides an option for entities to choose to measure many financial instruments and certain other items at fair value. On January 1, 2008, we elected not to take the option available under SFAS 159 for the purposes of valuing certain financial instruments at fair value.

Strategic Investments – Strategic investments include non-controlling equity ownership interests held by the Company or its non-broker-dealer subsidiaries, primarily in financial services-related businesses. The equity method of accounting is used when we are considered to exert significant influence on the investee. Investments are held at amortized cost when we are not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value pursuant to SFAS 157.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If we assess that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impaired value.

Market-Making Activities – Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. Our clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from our market making activities are included as a component of Net trading revenue on our Consolidated Statements of Operations.

Asset Management Fees – Deephaven earns asset management fees for managing the Deephaven Funds. Management fees, which are received monthly, are recorded as earned and are calculated as a percentage of each Deephaven Fund’s monthly net assets.

Incentive allocation fees are earned based upon the performance of the Deephaven Funds and are calculated based upon a percentage of a new high net asset value, as defined in the applicable private placement offering memorandum, for the six month performance period ended June 30 or December 31, for some funds and for the twelve month performance period ended December 31 for other funds. A new high net asset value is defined as the amount by which the net asset value of an investor’s account in a particular Deephaven fund exceeds the greater of either the investor’s highest previous net asset value in that Deephaven fund or the net asset value at the time the investor made a purchase.

We record incentive allocation fees in accordance with Method 2 of EITF Topic D-96. Under this methodology, the Company recognizes incentive allocation fee income for each interim period based upon the amount that would be due if the investment advisory relationship with the Deephaven Funds were terminated at the end of such period.

Incentive allocation fees may increase or decrease during the year based on the performance of the Deephaven Funds. As such, the incentive allocation fees, in certain circumstances, may be negative for certain periods, but not lower than zero for any six-month performance period ended June 30 or December 31, for some funds, or the twelve month performance period ended December 31 for other funds. Incentive allocation fees are paid upon the close of each six month performance period, or twelve month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once such performance period has closed. If a fund which has a six month performance period incurs losses in the performance period ended December 31, we may make the determination, at our sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ending June 30 of that year.

Other Estimates – The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. In addition to the estimates that we make in connection with accounting for the items noted above, the use of estimates is also important in determining provisions for potential losses that may arise from litigation, regulatory proceedings and tax audits.

SFAS No. 123(R) requires that we make certain estimates and assumptions relating to volatility and forfeiture rates when determining stock-based employee compensation expense. Volatility is estimated based on several factors including implied volatility of market-traded options on our common stock on the grant date and the historical volatility of our common stock. Forfeiture rates are estimated based on historical rates of forfeiture of employee stock awards.

A portion of our Employee compensation and benefits expense on the Consolidated Statements of Operations represents discretionary bonuses, which are accrued for throughout the year and paid after the end of the year. Among many factors, discretionary bonus accruals are generally influenced by our overall performance and competitive industry compensation levels.

We estimate and accrue for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5 Accounting for Contingencies. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Part II, Item 1 included in this Form 10-Q, and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, Goodwill and Other Intangible Assets for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for the Company on December 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on our Consolidated Financial Statements because we have utilized the guidance within SAS 69.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. Additionally, FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share and is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. We do not expect FSP EITF 03-6-1 to affect our results of operations or earnings per share.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at June 30, 2008 and 2007 was $606.1 million and $434.0 million, respectively, in long positions and $407.4 million and $416.6 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $19.9 million and $1.7 million as of June 30, 2008 and 2007, respectively, due to the offset of gains in short positions with the losses in long positions.

As of June 30, 2008, we had a $76.5 million corporate investment as a limited partner or non-managing member in the Deephaven Funds, $37.0 million of which was invested in the Global Multi-Strategy Fund (formerly known as “Market Neutral Fund”). As of June 30, 2008, approximately 60% of the Deephaven Funds’ assets under management were in the Global Multi-Strategy Fund. The investment philosophy for the Global Multi-Strategy Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the Global Multi-Strategy Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Within the Global Multi-Strategy Fund, Deephaven generally employs a variety of investment strategies, including volatility-driven, fundamental equity, event-driven, credit-driven and global relative value macro/fixed income strategies among others. There is no material limitation on the types of investment strategies that may be employed by the Global Multi-Strategy Fund. There will be unhedged asset factor risks (i.e., equity, interest rate, foreign exchange) in the Global Multi-Strategy Fund.

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

Operational Risk

Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures. We incur operational risk across all of our business activities, including revenue generating activities as well as support functions. Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal

Risk.”

Primary responsibility for the management of operational risk lies with the business segments and supporting functions. The business segments maintain controls designed to manage and mitigate operational risk for existing activities. As new products and business activities are developed, operational risks are identified and controls are designed to mitigate the identified risks.

Disaster recovery plans are in place for critical facilities related to our primary operations and resources and redundancies are built into the systems as deemed appropriate. We have also established policies, procedures and technologies to protect our systems and other assets from unauthorized access.

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that counterparty’s performance obligations will be unenforceable. We are generally subject to extensive regulation in the different jurisdictions in which we conduct our business (see “Government Regulation and Market Structure” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2007). We have established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. We have also established procedures that are designed to require that our policies relating to conduct, ethics and business practices are followed.

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

From time to time, we and certain of our past and present officers, directors and employees have been named as parties to legal actions, securities arbitrations, administrative claims and regulatory reviews and investigations arising in connection with the conduct of our businesses. We are also subject to several of these matters at the present time. Although there can be no assurances, at this time we believe, based on information currently available, that the outcome of each of the matters will not have a material adverse effect on our consolidated financial condition, although they might be material to operating results for any particular period, depending, in part, upon operating results for that period.

Legal

Short Selling Litigation

In the second quarter of 2008, the following development occurred in the Eagletech Communications Inc. et al. v. Citigroup, Inc. et al. action described in the Company’s Form 10-K for the year ended December 31, 2007:

Pursuant to an Order, dated June 25, 2008, the Court dismissed with prejudice four of plaintiffs’ federal claims against Knight and remanded plaintiffs’ remaining claims to the Clerk of the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On or about July 25, 2008, plaintiffs filed a Notice of Appeal.

Regulatory

We own subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. We make these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the SEC, CFTC or SROs, are reviewed in the ordinary course of business by our primary regulators, the SEC, FINRA, FSA, CFTC, MSRB and NFA. As a major order flow execution destination, we are named from time to time in, or are asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from our trading activity. The Company is currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a SEC, CFTC, FSA or SRO disciplinary action and/or civil or administrative action.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in March 2005, NASD (now known as FINRA) announced that it had charged Kenneth Pasternak, former CEO of KSLP, and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.” Pursuant to a decision dated April 11, 2007, the majority of a NASD Hearing Panel found that Pasternak and Leighton failed to supervise KSLP’s Institutional Sales Department reasonably during the period of January 1999 to September 2000 in violation of NASD rules. Pasternak and Leighton were each fined $100,000. Pasternak was suspended in all supervisory capacities for two years and Leighton was barred in all supervisory capacities. On or about May 3, 2007, Pasternak and Leighton each filed a Notice of Appeal from the NASD Hearing Panel’s decision. In May 2007, the NASD filed a Notice of Cross-Appeal from the NASD Hearing Panel’s decision. This matter was heard on July 28, 2008 by a sub-committee of FINRA’s National Adjudicatory Council (the “NAC”), and we

expect the NAC will issue its decision before the end of 2008. In August 2005, the SEC announced that it had filed a civil fraud action in the United States District Court for the District of New Jersey against Kenneth Pasternak and John Leighton. Pursuant to an Order filed on June 24, 2008, the Court ordered that judgment be entered in favor of Pasternak and Leighton and against the SEC. The SEC’s time to appeal from this ruling has not yet expired.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007, and other reports or documents the Company files with, or furnishes to the SEC from time to time.

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

The following table contains information about our purchases of our Class A Common Stock during the second quarter of 2008 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008
Common stock repurchases	-		-	$351,001
Employee transactions (2)	9		-

Total	9	$16.91	-

May 1, 2008 – May 31, 2008
Common stock repurchases	312		312	$345,512
Employee transactions (2)	1		-

Total	314	$17.57	312

June 1, 2008 – June 30, 2008
Common stock repurchases	89		89	$343,923
Employee transactions (2)	5		-

Total	94	$17.98	89

Total
Common stock repurchases	401		401
Employee transactions (2)	16		-

Total	417	$17.65	401

Totals may not add due to rounding.

(1)

On April 4, 2002, our Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of our Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and

July 17, 2007. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by our management based on their evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases may actually occur. The repurchase program has no set expiration or termination date.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 14, 2008 for the purpose of: (i) electing its Board of Directors; and (ii) ratifying the appointment of its independent auditor.

The Company’s Board of Directors consists of a total of seven people who are elected by the holders of the Company’s Class A Common Stock. The seven people were nominated by the Board of Directors to serve as directors for a term of one year.

The following sets forth the results of the election of directors. Under applicable Delaware law, abstentions and broker non-votes are disregarded and have no effect on the outcome of the vote:

DIRECTORS

NAME OF NOMINEE	FOR	%	AGAINST	%
William L. Bolster	81,657,964	97.35%	2,226,839	2.65%
Gary R. Griffith	83,040,536	99.11%	744,795	0.89%
Thomas M. Joyce	82,701,794	98.70%	1,087,953	1.30%
Robert M. Lazarowitz	83,043,916	99.11%	746,294	0.89%
Thomas C. Lockburner	83,036,493	99.10%	754,255	0.90%
James T. Milde	81,660,722	97.46%	2,127,999	2.54%
Laurie M. Shahon	81,666,228	97.46%	2,124,247	2.54%

No proxies were solicited from the holders of Class B Common Stock since no such shares are outstanding. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditor for the Company for the fiscal year ending December 31, 2008 was approved by the stockholders with 83,310,103 votes FOR (99.31%), 533,457 votes AGAINST (0.64%), and 41,243 (0.05%) votes ABSTAINED. Under applicable Delaware law, abstentions are counted as votes against this proposal and broker non-votes are disregarded and have no effect on the outcome of the vote.

Further information regarding these matters is contained in the Company’s Proxy Statement dated April 3, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 11th day of August, 2008

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)