Form 10-Q
period 2008-09-30
KNIGHT CAPITAL GROUP, INC.
filed 2008-11-10
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 10, 2008, the number of shares outstanding of the Registrant’s Class A Common Stock was 89,569,750 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2008

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$151,160	$131,473	$378,537	$342,261
Net trading revenue	116,830	57,660	303,780	173,490
Asset management fees, net	9,238	(1,237)	38,844	88,593
Interest, net	1,543	4,645	7,324	13,657
Non-operating gain from subsidiary stock issuance	-	8,757	-	8,757
Investment (loss) income and other, net	(14,473)	3,661	(16,051)	21,274

Total revenues	264,298	204,959	712,434	648,032

Transaction-based expenses
Execution and clearance fees	27,062	39,555	76,114	95,656
Soft dollar and commission recapture expense	18,844	15,256	53,469	44,261
Payments for order flow and ECN rebates	10,112	18,978	27,338	44,338

Total transaction-based expenses	56,018	73,789	156,921	184,255

Revenues, net of transaction-based expenses	208,280	131,170	555,513	463,777

Other direct expenses
Employee compensation and benefits	103,647	71,785	273,423	252,715
Communications and data processing	11,982	9,948	33,865	28,034
Depreciation and amortization	7,422	5,626	19,347	16,542
Professional fees	3,377	5,281	16,044	13,961
Occupancy and equipment rentals	5,602	3,685	14,978	10,690
Business development	4,298	3,532	12,765	11,804
Interest expense	1,476	20	3,425	45
Writedown of assets and lease loss accrual, net	2,516	136	644	(1,354)
Other	4,471	3,403	9,764	9,011

Total other direct expenses	144,791	103,416	384,255	341,448

Income from continuing operations before income taxes and minority interest	63,489	27,754	171,258	122,329
Income tax expense	25,511	11,205	68,798	48,215

Income from continuing operations before minority interest	37,978	16,549	102,460	74,114
Minority interest expense	1,683	-	4,251	-

Income from continuing operations	36,295	16,549	98,209	74,114
Loss from discontinued operations, net of tax	-	(104)	-	(1,437)

Net income	$36,295	$16,445	$98,209	$72,677

Basic earnings per share from continuing operations	$0.41	$0.17	$1.10	$0.75

Diluted earnings per share from continuing operations	$0.40	$0.17	$1.07	$0.73

Basic and diluted earnings per share from discontinued operations	$-	$-	$-	$(0.01)

Basic earnings per share	$0.41	$0.17	$1.10	$0.74

Diluted earnings per share	$0.40	$0.17	$1.07	$0.71

Shares used in computation of basic earnings per share	87,612	95,893	89,207	98,809

Shares used in computation of diluted earnings per share	90,076	98,315	92,069	102,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008 (Unaudited)	December 31, 2007
	(In thousands)
Assets
Cash and cash equivalents	$296,119	$222,435
Securities owned, held at clearing brokers, at fair value	549,923	412,565
Receivable from brokers and dealers	311,753	382,544
Asset management fees receivable	11,532	27,588
Investment in Deephaven sponsored funds	63,272	83,732
Receivable from Deephaven sponsored funds	-	85,000
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	78,172	62,073
Strategic investments	83,629	73,704
Goodwill	231,791	132,832
Intangible assets, less accumulated amortization	93,327	57,845
Deferred compensation investments	85,120	85,504
Other assets	145,648	129,991

Total assets	$1,950,286	$1,755,813

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at fair value	$374,931	$335,280
Payable to brokers and dealers	176,040	117,001
Accrued compensation expense	196,695	228,275
Accrued expenses and other liabilities	112,031	119,879
Long term debt	140,000	70,000

Total liabilities	999,697	870,435

Commitments and contingent liabilities (Note 17)

Minority interest	5,276	-

Stockholders’ equity
Class A Common Stock, $0.01 par value;
Shares authorized: 500,000 at September 30, 2008 and December 31, 2007;
Shares issued: 153,643 at September 30, 2008 and 150,801 at December 31, 2007;
Shares outstanding: 89,841 at September 30, 2008 and 91,536 at December 31, 2007	1,536	1,509
Additional paid-in capital	638,990	587,025
Retained earnings	1,032,307	934,099
Treasury stock, at cost; 63,802 shares at September 30, 2008 and 59,265 shares at December 31, 2007	(727,520)	(637,255)

Total stockholders’ equity	945,313	885,378

Total liabilities and stockholders’ equity	$1,950,286	$1,755,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$98,209	$72,677
Loss from discontinued operations, net of tax	-	(1,437)

Income from continuing operations	98,209	74,114
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	19,347	16,542
Stock-based compensation	26,119	23,605
Deferred rent	149	326
Writedown of assets and lease loss accrual, net	644	(1,354)
Realized gain from sale of subsidiary stock	-	(4,223)
Non-operating gain from subsidiary stock issuance	-	(8,757)
Unrealized loss (gain) on strategic investments	2,293	(886)
Unrealized loss (gain) on investments in Deephaven sponsored funds	13,531	(12,545)
Minority interest expense	4,251	(337)
Operating activities from discontinued operations	-	(1,437)
(Increase) decrease in operating assets, net of acquisitions and disposals
Securities owned	(137,313)	340,402
Receivable from brokers and dealers	76,607	1,749
Asset management fees receivable	16,056	106,174
Deferred compensation investments	384	(53,561)
Other assets	(13,963)	(27,954)
Increase (decrease) in operating liabilities, net of acquisitions and disposals
Securities sold, not yet purchased	39,652	(345,530)
Payable to brokers and dealers	59,039	1,871
Accrued compensation expense	(38,883)	(38,412)
Accrued expenses and other liabilities	(21,700)	8,750

Net cash provided by operating activities	144,422	78,537

Cash flows from investing activities
Redemption of Deephaven sponsored funds	92,578	-
Purchases of fixed assets and leasehold improvements	(27,736)	(9,869)
Proceeds from sale of strategic investments	-	5,534
Purchases of strategic investments	(13,441)	(4,150)
Cash distribution from strategic investments	1,224	-
Purchases of businesses, net of cash acquired	(77,354)	(30)
Contingency payment on purchase of business	-	(10,363)
Proceeds from issuance of subsidiary stock	-	31,667
Proceeds from sale of subsidiary stock	-	12,750
Cash retained by deconsolidated entity	-	(32,241)

Net cash used in investing activities	(24,729)	(6,702)

Cash flows from financing activities
Proceeds from long-term debt borrowing	70,000	-
Capital contribution from Deephaven Managing Partners, LLC	1,000	-
Stock options exercised	9,907	19,847
Income tax benefit on stock awards exercised	3,927	13,405
Cost of common stock repurchased	(130,843)	(176,672)

Net cash used in financing activities	(46,009)	(143,420)

Increase (decrease) in cash and cash equivalents	73,684	(71,585)
Cash and cash equivalents at beginning of period	222,435	214,760

Cash and cash equivalents at end of period	$296,119	$143,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,425	$51

Cash paid for income taxes	$83,934	$58,848

Supplemental disclosure of investing activities:
Goodwill	$98,958	$30
Intangible assets	44,500	-
Other assets	9,402	-
Accrued expenses and other liabilities	(20,506)	-

	132,354	30
Issuance of common stock in connection with acquisitions	(55,000)	-

Purchases of businesses, net of cash acquired	$77,354	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has two operating business segments, Global Markets and Asset Management, as well as a Corporate segment. As of September 30, 2008, the Company’s business segments comprised the following subsidiaries:

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

•

Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for institutional and broker-dealer clients in U.S., European and international equities. KEMIL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and is a member of the London Stock Exchange, Deutsche Börse AG, Euronext N.V. (incorporating Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris), Borsa Italiana, OMX (incorporating the Copenhagen Stock Exchange, Helsinki Stock Exchange and Stockholm Stock Exchange), Oslo Børs, SWX Europe Limited Weiner Börse, Chi-X Europe Limited and Turquoise.

•

Direct Trading Institutional, L.P. (“Knight Direct”) provides institutions with direct market access trading through Knight Direct EMSTM, an advanced electronic platform. EdgeTrade, LLC (“EdgeTrade”), an agency-only trade execution and algorithmic software firm that allows buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs, was acquired by the Company in January 2008 and merged into Knight Direct in August 2008. Knight Direct is a broker-dealer registered with the SEC and is a member of NASDAQ, FINRA and the NFA.

•

Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions, dealers and retail clients with spot foreign exchange executions through advanced, fully electronic platforms. One Hotspot subsidiary is regulated by the FSA, and another Hotspot subsidiary is a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the NFA.

•	Knight BondPoint, Inc. (“Knight BondPoint”) (formerly known as ValuBond Securities, Inc.) provides electronic access and trade execution products for the retail fixed income market.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Knight BondPoint is a broker-dealer registered with the SEC and is a member of FINRA and the Municipal Securities Rulemaking Board (“MSRB”).

•

Knight Libertas Holdings LLC (formerly known as Libertas Holdings LLC) and its subsidiaries (“Knight Libertas”) provide trade execution services and investment research across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, convertible bonds and syndicated loans. Knight Libertas also provides capital markets services to growing companies in need of financing to support expansion. One Knight Libertas subsidiary is a broker-dealer registered with the SEC and is a member of FINRA and MSRB, while another Knight Libertas subsidiary is regulated by the FSA. Knight Libertas was acquired by the Company in July 2008.

Direct Edge ECN LLC (“Direct Edge ECN”) operates as an electronic communications network (“ECN”). Direct Edge ECN is a liquidity destination offering the ability to match and route trades in NASDAQ, NYSE and AMEX listed securities. Direct Edge ECN is a broker-dealer registered with the SEC and is a member of NASDAQ, FINRA, the National Stock Exchange, Chicago Stock Exchange, CBOE Stock Exchange, Boston Stock Exchange, International Securities Exchange and NYSE Arca, Inc.

At the close of business on September 28, 2007 (the “Deconsolidation Date”) the Company deconsolidated Direct Edge ECN as it no longer controlled Direct Edge ECN as of that date. The results of Direct Edge ECN’s operations have been included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007, when Direct Edge ECN was a wholly-owned subsidiary of the Company. The Company accounts for its interest in Direct Edge Holdings LLC (“Direct Edge Holdings”), the newly formed immediate parent company of Direct Edge ECN (together, “Direct Edge”) under the equity method for periods subsequent to the Deconsolidation Date.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current year presentation. The Company also reclassified the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 to reflect Cash retained by deconsolidated entity as a component within Cash flows from investing activities rather than as a separate line item outside of Cash flows from operating, investing and financing activities. This presentation represents a change in classification of information rather than a change in accounting principle. Such reclassifications had no effect on previously reported net income.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Market making and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Interest expense, relating to the clearing broker activity, which has been netted against interest income on the Consolidated Statements of Operations, was $2.0 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively, and $6.2 million and $14.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $3.1 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, and $10.1 million and $4.6 million for the nine months ended September 30, 2008 and 2007, respectively. Net trading revenue also includes dividend expense of $3.0 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively, and $8.0 million and $4.4 million for the nine months ended September 30, 2008 and 2007, respectively.

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of September 30, 2008, the Company’s Investment in Deephaven sponsored funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. At January 1, 2008 and as of September 30, 2008, the Company did not hold any financial instruments that met the definition of Level 3.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to consider various inputs in determining fair value under conditions when the market for certain financial assets are not active. FSP FAS 157-3 was effective immediately upon issuance and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provisions of FSP FAS 157-3 effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurements of financial assets or its financial condition as of September 30, 2008, nor did it affect the results of its operations for the three and nine months ended September 30, 2008.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Investments are held at adjusted cost when the Company is not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value pursuant to SFAS 157.

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

Deferred compensation investments

The Company has several deferred compensation plans for the benefit of certain employees and directors that provide a return to the participants based upon the performance of various investments. Changes in value of such investments are recorded in Investment (loss) income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Company’s Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on the Company’s Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, Goodwill and Other Intangible Assets for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for the Company on December 1, 2009. The Company is currently evaluating the potential impact of the adoption of FSP FAS 142-3 on its Consolidated Financial Statements.

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

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets
Securities owned, held at clearing brokers, at fair value:
Equities (1)	$543.2	$-	$-	$543.2
U.S. government obligations	6.7	-	-	6.7
Investment in Deephaven sponsored funds	-	63.3	-	63.3
Strategic investment	-	28.9	-	28.9
Deferred compensation investments	-	85.1	-	85.1

Total fair value of financial instrument assets	$549.9	$177.3	$-	$727.2

Liabilities
Securities sold, not yet purchased, at fair value:
Equities (1)	$374.9	$-	$-	$374.9

Total fair value of financial instrument liabilities	$374.9	$-	$-	$374.9

(1)	Equities of $114.2 million have been netted by their respective long and short positions as of September 30, 2008.

4.	Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	September 30, 2008	December 31, 2007
Receivable:
Clearing brokers and other	$222.3	$207.1
Securities failed to deliver	59.3	134.3
Deposits for securities borrowed	30.2	41.1

	$311.8	$382.5

Payable:
Securities failed to receive	$42.2	$79.5
Clearing brokers and other	133.8	37.5

	$176.0	$117.0

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Investment in Deephaven Sponsored Funds and Asset Management Fees

Deephaven is the registered investment adviser to, and sponsor of, the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The Company’s investment in the Deephaven Funds is carried at fair value, as disclosed in Footnote 3 “Fair Value of Financial Instruments.” Of the $2.7 billion and $3.9 billion of Deephaven’s assets under management as of September 30, 2008 and December 31, 2007, respectively, the Company had corporate investments as a limited partner or non-managing member of $63.3 million and $83.7 million, respectively. Deferred compensation investments on the Consolidated Statements of Financial Condition at September 30, 2008 and December 31, 2007 included $46.7 million and $49.8 million, respectively, of investments as a limited partner or non-managing member in the Deephaven Funds related to employee and director deferred compensation plans. Separately, certain officers, directors and employees of the Company held direct investments of approximately $49.3 million and $27.6 million as limited partners or non-managing members in the Deephaven Funds, in the aggregate, as of September 30, 2008 and December 31, 2007, respectively.

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of management fees, calculated as fixed percentages of assets under management, and incentive allocation fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any. Incentive allocation fees may be negative in certain interim periods if the funds or managed accounts lose money for such period; however, such fees will not be negative on a year-to-date basis. Management fees were $8.6 million and $11.0 million, for the three months ended September 30, 2008 and 2007, respectively, and $27.6 million and $32.5 million, for the nine months ended September 30, 2008 and 2007, respectively. Incentive allocation fees were $0.7 million and a negative $12.2 million, for the three months ended September 30, 2008 and 2007, respectively, and $11.3 million and $56.1 million, for the nine months ended September 30, 2008 and 2007, respectively.

Included in Investment (loss) income and other, net on the Company’s Consolidated Statements of Operations are the results from the Company’s corporate investments as a limited partner or non-managing member in the Deephaven Funds. These results were losses of $8.5 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and a loss of $13.5 million and earnings of $12.9 million for the nine months ended September 30, 2008 and 2007, respectively. For additional information, see Footnote 20 “Subsequent Event” for discussion of suspension of redemptions and withdrawals of certain funds.

6.	Strategic Investments

Strategic investments of $83.6 million at September 30, 2008 consisted of a $28.9 million short-term investment in a liquid investment fund carried at fair value pursuant to SFAS 157, $44.2 million in eight limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $5.5 million in equity of two private companies representing less than 20% equity ownership, which are held at cost and $5.0 million in three debt instruments which are held at adjusted cost. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of Strategic investments. Included in the $44.2 million investment in limited liability companies at September 30, 2008 is a $22.9 million equity investment in Direct Edge, which is described further in Footnote 9 “Direct Edge ECN.”

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2008, the Company tested for the impairment of goodwill and intangible assets and concluded that there was no impairment. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the three months ended September 30, 2008, the Company discontinued the use of the Direct Trading Institutional trade name and wrote off the remaining book value of $2.5 million. No other events occurred in 2007 or the nine months ended September 30, 2008 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

The goodwill balances of $231.8 million and $132.8 million at September 30, 2008 and December 31, 2007, respectively, relate to the Global Markets business segment. Goodwill increased by $99.0 million during the nine months ended September 30, 2008, due to the acquisitions of EdgeTrade and Knight Libertas. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Knight Direct, Hotspot, Donaldson, Knight BondPoint and Knight Libertas.

The Company had intangible assets, net of accumulated amortization, of $93.3 million and $57.8 million at September 30, 2008 and December 31, 2007, respectively, all included within the Global Markets business segment. Intangible assets increased by $35.5 million during the nine months ended September 30, 2008, due primarily to the acquisitions of EdgeTrade and Knight Libertas, offset, in part, by amortization expense and the writedown of the Direct Trading Institutional trade name. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from 4 to 24 years. The weighted average remaining life of the Company’s intangible assets at September 30, 2008 is approximately 12 years.

The Company recorded amortization expense, related to its intangible assets of $2.9 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively, and $6.5 million and $4.3 million for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the estimated amortization expense relating to the intangible assets for each of the next five years approximates $2.9 million for the remainder of 2008, $10.9 million in 2009, $10.7 million in 2010, $10.5 million in 2011, $10.2 million in 2012 and $8.7 million in 2013.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The chart below summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of September 30, 2008 and December 31, 2007 (in millions):

Goodwill		September 30, 2008	December 31, 2007
Purchase of Trimark business		$10.1	$10.1
Purchase of Tradetech business		3.0	3.0
Purchase of Donaldson business		3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe		2.5	2.5
Purchase of Direct Trading business		43.8	43.8
Purchase of Hotspot business		55.7	55.7
Purchase of Knight BondPoint business		14.2	14.2
Purchase of EdgeTrade business		51.4	-
Purchase of Knight Libertas business		47.6	-

Total		$231.8	$132.8

Intangible Assets (1)		September 30, 2008	December 31, 2007
Customer relationships (2)	Gross carrying amount	$84.8	$51.9
	Accumulated amortization	(13.3)	(9.1)

	Net carrying amount	$71.5	$42.8

Trade names (3)	Gross carrying amount	$14.5	$9.7
	Accumulated amortization	(3.9)	(0.9)

	Net carrying amount	$10.6	$8.8

Other (4)	Gross carrying amount	$16.1	$9.2
	Accumulated amortization	(4.8)	(2.9)

	Net carrying amount	$11.3	$6.3

Total	Gross carrying amount	$115.3	$70.8
	Accumulated amortization	(22.0)	(13.0)

	Net carrying amount	$93.3	$57.8

(1) -	The weighted average remaining life of the Company’s intangible assets at September 30, 2008 is approximately 12 years.
(2) -	Customer relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade and Knight Libertas acquisitions. The weighted average remaining life is approximately 12 years as of September 30, 2008 and 16 years as of December 31, 2007. Lives may be reduced depending upon actual retention rates.
(3) -	Trade names relate to the acquisitions of Donaldson, Hotspot, EdgeTrade and Knight Libertas. The weighted average remaining life is approximately 19 years as of September 30, 2008 and 25 years as of December 31, 2007. During the third quarter of 2008, the Direct Trading Institutional trade name with an unamortized cost of $2.5 million was written off (See Footnote 11).

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(4) -	Other includes technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately six years as of September 30, 2008 and five years as of December 31, 2007.

Totals may not add due to rounding.

8.	Long Term Debt

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

During the fourth quarter of 2007, the Company borrowed $70.0 million under the three year delayed-draw senior secured term loan facility. During the second quarter of 2008, the Company borrowed $70.0 million under the senior secured revolving facility, bringing the total amount borrowed at September 30, 2008, to $140.0 million.

Under the terms of the Credit Agreement, the Company has the option to choose an interest rate based on either the JPM Prime Rate or the LIBOR rate. As of September 30, 2008, the $140.0 million loan facilities bear interest at 4.46% per annum, which is based on the three month LIBOR rate plus 1.25% and will reset at the lower of the JPM Prime Rate or LIBOR rate prevailing in December 2008. Approximately $1.5 million and $3.3 million of interest expense was recorded for the three and nine months ended September 30, 2008, respectively.

The Company is charged a commitment fee of 0.3% on any unused portion of the credit facilities. For the nine months ended September 30, 2008, the Company recorded commitment fees of approximately $0.1 million, which has been included in Other expenses on the Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

As Direct Edge was a subsidiary of the Company prior to the Deconsolidation Date, the results of its operations through the Deconsolidation Date are included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007. For periods following the Deconsolidation Date, the Company’s share of Direct Edge’s income and losses are included in Investment (loss) income and other, net on the Consolidated Statements of Operations.

10.	Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of September 30, 2008, the Company has not issued any stock appreciation rights.

Restricted Shares and Restricted Stock Units

Eligible employees and directors receive restricted shares and/or restricted stock units, (collectively “restricted awards”) as a portion of their total compensation. Restricted awards generally vest over three years. The Company has the right to fully vest employees and directors in their restricted awards upon retirement and in certain other circumstances. Restricted awards are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company measures compensation cost related to restricted awards based on the market value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. The Company recorded compensation expense of $6.3 million and $6.5 million, for the three months ended September 30, 2008 and 2007, respectively, and $23.4 million and $19.2 million, for the nine months ended September 30, 2008 and 2007, respectively, relating to restricted awards, the majority of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes restricted awards activity during the nine months ended September 30, 2008 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2008	3,648.9	$15.19	-	$-
Granted	1,807.8	16.71	26.5	18.10
Vested	(1,593.3)	12.28	-	-
Forfeited	(140.6)	14.37	-	-

Outstanding at September 30, 2008	3,722.8	$17.20	26.5	$18.10

There is $45.6 million of unamortized compensation related to the unvested restricted awards outstanding at September 30, 2008. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 1.8 years.

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees and directors in their stock options upon retirement and in certain other circumstances. Stock options are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon share option exercises by its employees and directors.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted during the nine months ended September 30, 2008 was $5.47 per option.

The Company recorded compensation expense of $0.8 million and $1.4 million, for the three months ended September 30, 2008 and 2007, respectively, and $2.7 million and $4.4 million, for the nine months ended September 30, 2008 and 2007, respectively, relating to stock options, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes stock option activity during the nine months ended September 30, 2008 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2008	5,715.7	$12.16
Granted at market value	302.5	16.93
Exercised	(1,148.3)	8.72
Forfeited or expired	(68.1)	12.13

Outstanding at September 30, 2008	4,801.8	$13.28

Vested at September 30, 2008	4,709.0	$13.21

Available for future grants at September 30, 2008 *	10,367.0

*	represents both options and restricted awards available for grant

There is $3.0 million of unrecognized compensation related to unvested stock options outstanding at September 30, 2008. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.2 years.

11.	Writedown of Assets and Lease Loss Accrual, Net

The Writedown of assets and lease loss accrual, net during the three months ended September 30, 2008 was $2.5 million, due to the Company’s decision to discontinue the use of the Direct Trading Institutional trade name. The Writedown of assets and lease loss accrual, net during the nine months ended September 30, 2008 was $0.6 million, primarily due to the Direct Trading Institutional trade name writedown, offset by a $1.9 million benefit related to an adjustment of previously recognized lease loss with respect to the Company’s 545 Washington Boulevard property in Jersey City, N.J. During the second quarter of 2008, the Company entered into sub-lease agreements for portions of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-lease and the assumptions previously used in the calculation of the lease loss accrual.

The Writedown of assets and lease loss accrual, net during the three months ended September 30, 2007 was $136,000, due to a lease loss charge related to the relocation of one of Knight Direct’s offices. The Writedown of assets and lease loss accrual, net during the nine months ended September 30, 2007 was a benefit of $1.4 million, due to the adjustment of previously recognized lease losses with respect to the Company’s 545 Washington Boulevard property in Jersey City, N.J., partially offset by the Knight Direct lease loss accrual.

12.	Income Taxes

The Company files a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company income tax returns.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	6.2%	5.6%	6.1%	4.2%
Nondeductible charges and other, net	-1.0%	-0.2%	-0.9%	0.2%

Actual income tax rate	40.2%	40.4%	40.2%	39.4%

Effective January 1, 2007 the Company adopted FIN 48. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $0.9 million of unrecognized tax benefits and at September 30, 2008, the Company had $0.7 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of September 30, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2007, and to non-U.S. income tax examinations for the tax years 2002 through 2006. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2000 through 2007. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The revenues and results of operations of the discontinued operations for the three and nine months ended September 30, 2007 are summarized as follows (in millions):

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Revenues	$-	$-

Pre-tax loss from discontinued operations	$(0.1)	$(2.1)
Income tax benefit	-	0.6

Loss from discontinued operations, net of tax	$(0.1)	$(1.4)

Totals may not add due to roundings.

14.	Earnings per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007 (in millions, except per share data):

	For the three months ended September 30,
	2008		2007
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$36.3	87.6	$16.4	95.9
Effect of dilutive stock based awards	-	2.5	-	2.4

Income and shares used in diluted calculations	$36.3	90.1	$16.4	98.3

Basic earnings per share		$0.41		$0.17

Diluted earnings per share		$0.40		$0.17

	For the nine months ended September 30,
	2008		2007
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$98.2	89.2	$72.7	98.8
Effect of dilutive stock based awards	-	2.9	-	3.3

Income and shares used in diluted calculations	$98.2	92.1	$72.7	102.1

Basic earnings per share		$1.10		$0.74

Diluted earnings per share		$1.07		$0.71

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The above calculations exclude options that could potentially dilute EPS in the future but were out-of-the-money for the periods presented. The number of such options excluded was approximately 1.4 million and 1.3 million for the three and nine months ended September 30, 2008, respectively, and 1.3 million and 1.0 million for the three and nine months ended September 30, 2007, respectively.

15.	Significant Clients and Investors

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three and nine months ended September 30, 2008 and 2007.

The Company considers significant investors to be those investors who account for 10% or more of assets under management in the Deephaven Funds. As of September 30, 2008, one investor accounted for 15.2% of the Deephaven Funds’ assets under management while another investor accounted for 13.3%. As of December 31, 2007, one investor accounted for 10.8% of the Deephaven Funds’ assets under management.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements do not include the profit-sharing bonuses provided under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings are allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on the Company’s Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses allocated to the Deephaven Managers are instead reported as Minority interest expense on the Company’s Consolidated Statements of Operations and included as Minority interest on the Company’s Consolidated Statements of Financial Condition. Minority interest expense of $1.7 million and $4.3 million recorded for the three and nine months ended September 30, 2008, respectively, represents the accrual for the one-time 2008 minimum distribution to the Deephaven Managers pursuant to the New LLC Agreement.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

liquidation of Deephaven or Deephaven Holdings will be allocated among the Company and Deephaven Partners based upon a formula that takes into account their capital accounts at the time of such sale or liquidation and relative profit sharing percentages over a defined period of time.

For additional information on the transaction, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Additionally, see Footnote 17 “Commitments and Contingent Liabilities” for a discussion of the closing of the Deephaven Event Fund and Footnote 20 “Subsequent Events” for discussion of suspension of redemptions and withdrawals of certain funds.

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

As described in Footnote 2 “Significant Accounting Policies”, if a Deephaven fund which has a six- month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six month performance period ending June 30 of that year. As of September 30, 2008 the performance period ending December 31 is still ongoing, therefore, substantially all of the $11.3 million of incentive allocation fees recorded through this date could potentially be reversed by the end of the relevant performance period, as applicable. The actual amount, if any, to be reversed will ultimately depend upon the performance of the Deephaven Funds in 2008.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $3.4 million and $2.4 million for the three months ended Septmeber 30, 2008 and 2007, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the nine months ended September 30, 2008 and 2007, rental expense from continuing operations was $8.6 million and $6.8 million, respectively. The Company has sublet a portion of its excess office space to third parties.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of September 30, 2008, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Three months ending December 31, 2008	$3.8	$0.3	$3.6	$8.9
Year ending December 31, 2009	16.9	1.0	15.9	9.1
Year ending December 31, 2010	17.2	0.9	16.2	2.2
Year ending December 31, 2011	17.4	0.9	16.5	-
Year ending December 31, 2012	17.5	1.0	16.5	-
Thereafter through October 31, 2021	118.7	6.0	112.7	-

	$191.5	$10.2	$181.3	$20.2

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of September 30, 2008, the Company has provided a letter of credit for $6.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

During the normal course of business, the Company may enter into certain futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts. As of September 30, 2008, the Company was a party to futures contracts having a notional value of $117.0 million and a fair value of $3.2 million, which is recorded on the Consolidated Statements of Financial Condition, net of cash collateral, with realized and unrealized gains and losses recognized in Net trading revenue on the Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

18.	Acquisitions

EdgeTrade

On January 14, 2008, the Company completed the acquisition of EdgeTrade, a privately-held firm for $58.2 million comprising $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million.

In August 2008, the business of EdgeTrade, an agency-only trade execution and algorithmic software firm that allows buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs, merged into Knight Direct. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$59.5
Adjustment for working capital	(2.0)

Adjusted purchase price	57.5
Acquisition costs	0.7

Purchase of business	$58.2

Cash	$1.0
Goodwill	51.4
Intangible assets	17.3
Other assets	3.9
Accrued expenses and other liabilities	(15.4)

Purchase of business	$58.2

Knight Libertas

On July 11, 2008, the Company acquired Libertas Holdings LLC and its subsidiaries, a boutique institutional fixed income brokerage firm, for $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the agreement include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Libertas during the three-year period following the closing of the transaction.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Knight Libertas is a riskless principal fixed income broker-dealer specializing in high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, convertible bonds and syndicated loans. Knight Libertas provides clients with proprietary research reports on companies and target sectors. Upon acquisition, Libertas Holdings LLC was renamed Knight Libertas Holdings LLC and its U.S. broker-dealer subsidiary was renamed Knight Libertas LLC (together with its affiliates, “Knight Libertas”). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$75.2
Adjustment for working capital	(0.7)

Adjusted purchase price	74.5
Acquisition costs	0.8

Purchase of business	$75.3

Cash	$1.3
Goodwill	47.6
Intangible assets	26.2
Other assets	5.5
Accrued expenses and other liabilities	(5.3)

Purchase of business	$75.3

19.	Business Segments

The Company currently has two operating business segments, Global Markets and Asset Management as well as a Corporate segment. The Global Markets segment provides market access and trade execution services in nearly every U.S. equity security and a large number of international securities, fixed income, foreign exchange, futures and options. The Asset Management segment consists of investment management and sponsorship of the Deephaven Funds. The Corporate segment includes all corporate overhead expenses and investment income earned on strategic investments and the Company’s corporate investment as a limited partner or non-managing member in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company’s revenues, income (loss) from continuing operations before income taxes and minority interest (“Pre-tax earnings”) and total assets by segment are summarized below (in millions).

	Global Markets	Asset Management	Corporate	Consolidated Total
For the three months ended September 30, 2008:
Revenues	$269.0	$4.7	$(9.3)	$264.3
Pre-tax earnings (1)	88.3	(6.1)	(18.8)	63.5
Total assets	1,787.9	75.5	86.9	1,950.3

For the three months ended September 30, 2007:
Revenues	$192.7	$(0.9)	$13.2	$205.0
Pre-tax earnings	32.2	(8.3)	3.9	27.8
Total assets	1,271.8	160.8	159.0	1,591.6

For the nine months ended September 30, 2008:
Revenues	$691.4	$34.4	$(13.3)	$712.4
Pre-tax earnings (1)	231.7	(15.5)	(44.9)	171.3
Total assets	1,787.9	75.5	86.9	1,950.3

For the nine months ended September 30, 2007:
Revenues	$530.6	$89.7	$27.7	$648.0
Pre-tax earnings	101.0	16.9	4.4	122.3
Total assets	1,271.8	160.8	159.0	1,591.6

Totals	may not add due to rounding.
(1) -	Asset Management excludes $1.7 million and $4.3 million in Minority interest expense relating to the one-time 2008 minimum distribution for the three and nine months ended September 30, 2008, respectively.

20.	Subsequent Event

On October 30, 2008, Deephaven, the managing member of the Deephaven Global Multi-Strategy Funds (“GMS Funds”) and Deephaven International Volatility Strategies Funds (“IVS Funds”) announced that, it would be in the best interests of all investors in the GMS and IVS Funds to suspend redemptions and withdrawals (hereinafter referred to as “redemptions”), effective immediately, in an effort to protect investors from being disadvantaged by the combination of the current extreme and unprecedented market conditions, the sudden and material industry-wide changes in margin and financing requirements being imposed by prime brokers and International Swaps & Derivatives Association, Inc. counterparties along with pending redemption requests.

As of October 1, 2008, the GMS Funds had assets under management of approximately $1.6 billion and had received aggregate redemption requests through January 31, 2009 of approximately 30% of the assets under management, while the IVS Funds had assets under management of

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

approximately $70 million and had received aggregate redemption requests through January 31, 2009 of approximately 63% of the assets under management.

Deephaven will promptly proceed, in consultation with investors, to develop a plan for meeting redemptions and for managing the GMS and IVS Funds under the current market conditions.

As of September 30, 2008, the Company had approximately $63.3 million invested in Deephaven sponsored funds. Of this amount, $32.5 million was invested in the GMS Funds and $15.9 million was invested in the IVS Funds.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of the businesses acquired, or that may be acquired in the future, by the Company, and risks associated with the unprecedented current market conditions and the resulting volatility, credit tightening and counterparty risk, as well as the negative effect on performance and assets under management in our Asset Management business and the suspension of redemptions and withdrawals of certain funds announced in the Form 8-K filed by the Company on October 30, 2008. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” in the Company’s Annual Report on Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

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

•

Global Markets – Our Global Markets business provides market access and trade execution services in nearly every U.S. equity security and a large number of international securities, fixed income, foreign exchange, futures and options. Our approach to trading combines deep liquidity with robust trading technology and capital facilitation to deliver high quality trade executions consistent with client-defined measures.

•

Asset Management – Our Asset Management business, Deephaven Capital Management (“Deephaven”), is a global, multi-strategy alternative investment manager focused on delivering attractive risk-adjusted returns with low correlation to the broader markets for institutions and private clients. Assets under management were $2.7 billion as of October 1, 2008, down from $4.4 billion as of October 1, 2007. For additional information regarding the Asset Management segment, refer to the “Deephaven” section of this MD&A.

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

The following table sets forth: (i) Revenues, (ii) Expenses, (iii) Minority interest expense and (iv) Pre-tax earnings (loss) after minority interest expense of our segments and on a consolidated basis (in millions):

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Global Markets
Revenues	$269.0	$192.7	$691.4	$530.6
Expenses	180.6	160.5	459.7	429.6

Pre-tax earnings	88.3	32.2	231.7	101.0

Asset Management
Revenues	4.7	(0.9)	34.4	89.7
Expenses	10.7	7.4	49.9	72.8

Pre-tax (loss) earnings	(6.1)	(8.3)	(15.5)	16.9
Minority interest expense	1.7	-	4.3	-

Pre-tax (loss) earnings after minority interest expense	(7.7)	(8.3)	(19.8)	16.9

Corporate
Revenues	(9.3)	13.2	(13.3)	27.7
Expenses	9.4	9.3	31.6	23.4

Pre-tax (loss) earnings	(18.8)	3.9	(44.9)	4.4

Consolidated
Revenues	264.3	205.0	712.4	648.0
Expenses	200.8	177.2	541.2	525.7

Pre-tax earnings	63.5	27.8	171.3	122.3
Minority interest expense	1.7	-	4.3	-

Pre-tax earnings after minority interest expense	$61.8	$27.8	$167.0	$122.3

Totals may not add due to rounding.

Consolidated Revenues for the three months ended September 30, 2008 increased $59.3 million, or 29.0% from the same period a year ago, while Consolidated Expenses increased $23.6 million, or 13.3%. Overall, Consolidated Pre-tax earnings after minority interest expense for the three months ended September 30, 2008 increased $34.1 million, or 122.7% from the same period a year ago.

Consolidated Revenues for the nine months ended September 30, 2008 increased $64.4 million, or 9.9% from the same period a year ago, while Consolidated Expenses increased $15.5 million, or 2.9%. Overall, Consolidated Pre-tax earnings after minority interest expense for the nine months ended September 30, 2008 increased $44.7 million, or 36.5% from the same period a year ago.

The changes in our Pre-tax earnings after minority interest expense by segment from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008 are summarized as follows:

•

Global Markets – Our Pre-tax earnings from Global Markets for the three months ended September 30, 2008 increased by $56.2 million, or 174.5%, from the comparable period in 2007. Our Pre-tax earnings from Global Markets for the nine months ended September 30, 2008 increased by $130.7 million, or 129.4%, from the comparable period in 2007. These increases are primarily due to higher average daily U.S. equity dollar value traded, greater trade volumes and improved margins.

•

Asset Management – Our Pre-tax loss after minority interest expense from Asset Management for the three months ended September 30, 2008 decreased by $0.5 million from the comparable period in 2007. The decrease is primarily due to higher incentive allocation fees, offset in part by lower management fees as a result of a decrease in assets under management. Our Pre-tax results after minority interest expense from Asset Management for the nine months ended September 30, 2008 decreased by $36.7 million from the comparable period in 2007. The decrease is primarily due to lower incentive allocation fees as a result of lower fund returns and lower management fees as a result of a decrease in assets under management, offset in part by a decrease in profitability-based bonuses. Asset Management revenues for the three and nine months ended September 30, 2008 were adversely impacted by the announced closing of the Event Fund, as described further under the heading “Deephaven” in this MD&A.

•

Corporate – Our Pre-tax results from our Corporate segment for the three and nine months ended September 30, 2008 decreased by $22.6 million and $49.3 million, respectively, from the comparable period in 2007, primarily due to lower returns on our corporate investment as a limited partner or non-managing member in the Deephaven Funds as well as the Direct Edge gain related to the transfer and sale of equity interests in Direct Edge during the third quarter of 2007.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, introductions of or enhancements to trade execution services by us or our competitors; the value of our securities positions and our ability to manage the risks attendant thereto; the volume of our market-making activities; the dollar value of securities traded; the composition of our order flow; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our high velocity algorithmic trading models; the performance of our international operations and costs associated with our international expansion; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; performance of the asset management investment strategies; the addition or loss of executive management and sales and trading, technology and asset management professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

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

Economic growth continued to slow during the quarter ended September 30, 2008, with weakness becoming broader based across global economies. In September 2008, liquidity and credit concerns were further exacerbated with the bankruptcy of a major financial institution, the sale of another and an unprecedented level of government intervention in the financial markets. Financial markets continued to experience substantially increased levels of volatility due to concerns about the outlook for global growth, inflation, declining asset values, and credit markets continued to experience illiquidity and wider credit spreads.

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

•

There has been continued scrutiny of market-makers, specialists and hedge funds by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future and could materially impact the Company’s revenues and profitability. For example, FINRA has enacted a rule regarding the OTC Bulletin Board markets which requires that all non-NASDAQ securities be subject to limit order protection. This rule is scheduled for implementation on November 11, 2008. Also, further amendments to Regulation SHO and related short sale rules, could make it much more difficult for market makers to sell securities short.

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

•

The macro-economic environment and market conditions have had an adverse impact on the profitability of alternative investment entities, resulting in volatile earnings and increased investor redemptions across the industry.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from Global Markets and Asset management fees from Asset Management.

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity transaction volumes with institutional clients, changes in commission rates, the growth of Knight Direct, Hotspot, Knight BondPoint and Knight Libertas and the level of our soft dollar and commission recapture activity.

Trading profits and losses on principal transactions are included within Net trading revenue. These revenues are primarily affected by changes in the amount and mix of U.S. equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, development and enhancement of our quantitative models, volatility in the marketplace, our mix of sell- and buy-side clients, and regulatory changes and evolving industry customs and practices.

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

Investment (loss) income and other, net primarily represents income earned, net of losses, related to our corporate investment as a limited partner or non-managing member in the Deephaven Funds, our strategic investments, and returns on deferred compensation investments. Such income or loss is primarily affected by the level of our corporate investment in the Deephaven Funds and rates of return earned by the Deephaven Funds as well as the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.

Transaction-based expenses

Transaction-based expenses include variable expenses directly incurred in conjunction with generating Net trading revenue and Commissions and fees and consist of Execution and clearance fees, Soft dollar and commission recapture expense, and Payments for order flow and ECN rebates.

Execution and clearance fees primarily represent fees paid to clearing brokers for clearing equities transactions, transaction fees paid to NASDAQ and other exchanges and regulatory bodies, and execution fees paid to third parties, primarily for executing trades on the New York Stock Exchange (“NYSE”) and other exchanges, and for executing orders through ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, changes in execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies.

Soft dollar and commission recapture expense represent payments to institutions in connection with our soft dollar and commission recapture programs. Soft dollar and commission recapture expense fluctuates based on U.S. equity share volume executed on behalf of institutions.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities, and for the three and nine months ended September 30, 2007, rebates for providing liquidity to Direct Edge ECN. Payments for order flow and ECN rebates fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow and ECN rebates also fluctuate based on U.S. equity share volume, our profitability and the mix of market orders and limit orders.

Other direct expenses

Other direct expenses primarily consist of Employee compensation and benefits, Communications and data processing, Professional fees, Depreciation and amortization, Occupancy and equipment rentals, Business development, Interest expense and Minority interest expense.

Employee compensation and benefits expense, our largest expense, primarily consists of salaries and wages paid to all employees, profitability-based compensation, which includes compensation paid to sales personnel, incentive compensation paid to all other employees based on our profitability and changes in value of certain deferred compensation investments. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.

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

Interest expense consists primarily of cost associated with our credit facilities.

Minority interest expense primarily represents the amounts distributable to the Deephaven Managers, pursuant to the Deephaven Holdings LLC agreement and for the three and nine months ended September 30, 2008, includes an accrual for a one-time minimum guaranteed distribution for 2008. For a discussion regarding the Deephaven Transaction, see the heading “Deephaven” in this MD&A.

Three Months Ended September 30, 2008 and 2007

Continuing Operations

Revenues

Global Markets

	For the three months ended September 30,
	2008	2007	Change	% of Change
Commissions and fees (millions)	$151.2	$131.5	$19.7	15.0%
Net trading revenue (millions)	116.8	57.7	59.2	102.6%
Interest, net (millions)	0.9	3.4	(2.6)	-74.9%
Investment income and other, net (millions)	0.1	0.1	(0.0)	-12.2%

Total Revenues from Global Markets (millions)	$269.0	$192.7	$76.3	39.6%

Average daily U.S. equity dollar value traded ($ billions)	20.0	14.0	6.0	42.5%
Average daily U.S. equity trades (thousands)	2,581.6	1,407.7	1,173.9	83.4%
Nasdaq and Listed equity shares traded (billions)	52.1	29.7	22.4	75.4%
OTC Bulletin Board and Pink Sheet shares traded (billions)	264.8	185.8	79.0	42.5%
Average revenue capture per U.S. equity dollar value traded (bps)	1.5	1.3	0.2	16.9%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 39.6% to $269.0 million for the three months ended September 30, 2008, from $192.7 million for the comparable period in 2007. Revenues for the three months ended September 30, 2008, were positively impacted by higher dollar value traded, greater trade volumes, improved results from electronic quantitative trading efforts, increase in revenue capture per U.S. equity dollar value traded and the additions of EdgeTrade and Knight Libertas, offset by the deconsolidation of Direct Edge ECN in 2007.

Average revenue capture per U.S. equity dollar value traded was 1.5 basis points (“bps”) for the third quarter of 2008, up 16.9% from 1.3 bps in the third quarter of 2007. The primary driver for the increase in revenue capture was a change in the mix of our order flow due to a significant increase in OTC Bulletin Board and Pink Sheet shares traded, an increase in Listed volumes from an expanded broker-dealer client base and improved performance in our electronic quantitative trading efforts. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $191.9 million and $113.3 million for the three months ended September 30, 2008 and 2007, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Knight Direct, Direct Edge ECN, Hotspot, Knight BondPoint and Knight Libertas.

Asset Management

	For the three months ended September 30,
	2008	2007	Change	% of Change
Net incentive allocation fees (millions)	$0.7	$(12.2)	$12.8	NM
Management fees (millions)	8.6	11.0	(2.5)	-22.3%
Interest income and other, net (millions)	(4.6)	0.3	(4.9)	NM

Total Revenues from Asset Management (millions)	$4.7	$(0.9)	$5.6	NM

Average month-end balance of assets under management (millions)	$2,912.2	$4,105.7	$(1,193.5)	-29.1%
Quarterly fund return to investors*	-10.0%	-1.8%	-8.2%	NM

*	Quarterly fund return represents the blended quarterly return across all assets under management in the Deephaven Funds.

NM- Not meaningful

Total revenues from the Asset Management segment, which primarily consist of management fees and incentive allocation fees, increased to $4.7 million for the three months ended September 30, 2008, from a negative $0.9 million for the comparable period in 2007. The increase is primarily due to negative net incentive allocation fees in 2007 as a result of negative blended fund returns, offset in part by a decrease in management fees due to lower average assets under management and losses associated with deferred compensation investments for the benefit of certain employees. Although the blended quarterly fund return decreased compared to the prior year’s third quarter, net incentive allocation fees were positive in the third quarter of 2008 as certain funds recorded positive returns for the quarter. Since many of the funds had not recorded any incentive allocation fees for the first half of 2008, the negative third quarter returns did not have the effect of reversing any previously recorded incentive allocation fees. In contrast, Asset Management recorded negative incentive allocation fees in the third quarter of 2007 as result of the negative blended fund returns that resulted in a reversal of a portion of incentive allocation fees recorded during the first half of 2007. Asset Management fees were also adversely affected by the announced closing of the Event Fund during the first quarter of 2008. As of February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee is being charged to investors in the Event Fund.

The average month-end balance of assets under management for the three months ended September 30, 2008 was $2.9 billion, down from $4.1 billion for the comparable period in 2007. The blended quarterly fund return across all assets under management in the Deephaven Funds for the three months ended September 30, 2008 was a loss of 10.0%, down from a loss of 1.8% for the comparable period in 2007.

Corporate

	For the three months ended September 30,
	2008	2007	Change	% of Change
Total Revenues from Corporate (millions)	$(9.3)	$13.2	$(22.5)	-171.1%

Average corporate investment balance in the Deephaven Funds (millions)	$68.7	$198.2	$(129.5)	-65.3%

Total revenues from the Corporate segment, which primarily represent our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds, gains or losses associated with deferred compensation investments for the benefit of certain employees and directors and other strategic investments, decreased to a loss of $9.3 million for the three months ended September 30, 2008, from a gain of $13.2 million for the comparable period in 2007. Income from our corporate investment in the Deephaven Funds decreased to a loss of $8.5 million for the three months ended September 30, 2008, from a loss of $1.3 million for the comparable period in 2007. Included in the three months ended September 30, 2007 is a non-operating pre-tax gain of $8.8 million related to the issuance of equity interests in Direct Edge and a realized gain of $4.2 million from the Company’s sale of a portion of its ownership in Direct Edge. The decrease in the average corporate investment in the Deephaven Funds is primarily a result of redemptions of $120.0 million since September 30, 2007 as well as losses on our corporate investments.

Transaction-based expenses

Execution and clearance fees decreased 31.6% to $27.1 million for the three months ended September 30, 2008, from $39.6 million for the comparable period in 2007, primarily due to the deconsolidation of Direct Edge ECN in 2007 and lower clearing rates offset in part, by higher trade volumes. As a percentage of total revenue, Execution and clearance fees decreased to 10.2% for the three months ended September 30, 2008, from 19.3% for the comparable period in 2007. These costs decreased as a percentage of revenue primarily due to the deconsolidation of Direct Edge, which had higher transaction-based expenses as a percentage of revenue, higher asset management fees, which have no associated transaction-based expenses and lower clearing rates. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale. Soft dollar and commission recapture expense increased 23.5% to $18.8 million for the three months ended September 30, 2008, from $15.3 million for the comparable period in 2007, due to higher institutional volumes.

Payments for order flow and ECN rebates decreased to $10.1 million for the three months ended September 30, 2008, from $19.0 million for the comparable period in 2007. As a percentage of total revenue, Payments for order flow and ECN rebates decreased to 3.8% for the three months ended September 30, 2008, from 9.3% for the comparable period in 2007. This expense decreased primarily due to the deconsolidation of Direct Edge ECN, decrease in profitability-based rebates paid to broker-dealer clients and higher asset management fees, which have no associated transaction-based expenses.

Other direct expenses

Employee compensation and benefits expense increased 44.4% to $103.6 million for the three months ended September 30, 2008, from $71.8 million for the comparable period in 2007. As a percentage of total revenue, Employee compensation and benefits increased to 39.2% for the three months ended September 30, 2008, from 35.0% for the comparable period in 2007. The increase on a dollar basis was primarily due to higher profitability offset, in part, by losses associated with deferred compensation investments for the benefit of certain employees. The number of full time employees increased to 1,020 at September 30, 2008, from 865 at September 30, 2007, primarily due to growth in our Global Markets business as well as acquisitions of EdgeTrade and Knight Libertas, offset by the reduction in headcount due to the deconsolidation of Direct Edge. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

As more fully described under the heading “Deephaven” below, for periods after February 1, 2008, profitability-based compensation payable to certain senior Deephaven managers is no longer reported as a component of compensation expense but is instead reported as Minority interest expense on the Consolidated Statements of Operations.

All other direct expenses increased by 30.1% or $9.5 million to $41.1 million for the three months ended September 30, 2008 from $31.6 million for the comparable period in 2007. Communications and data processing expense increased primarily due to higher market data and connectivity expenses within our Global Markets segment, as well as additional costs related to EdgeTrade and Knight Libertas. Professional fees decreased due to lower consulting and legal expenses, which have fluctuated based on the activity relating to our various legal proceedings. Depreciation and amortization expense increased primarily due to fixed asset purchases, capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts. Interest expense increased due to borrowings under our credit facilities. Writedown of assets and lease loss accrual, net increased due to the writedown of Knight Direct’s former name, “Direct Trading Institutional.” Other expenses increased due to higher recruiting.

For the three months ended September 30, 2008, Minority interest expense of $1.7 million relates to the third quarter’s accrual for the one-time 2008 minimum guaranteed distribution to certain senior Deephaven managers pursuant to the Limited Liability Company Agreement for Deephaven Holdings.

Our effective tax rates from continuing operations of 40.2% and 40.4% for the three months ended September 30, 2008 and 2007, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Nine Months Ended September 30, 2008 and 2007

Continuing Operations

Revenues

Global Markets

	For the nine months ended September 30,
	2008	2007	Change	% of Change
Commissions and fees (millions)	$378.5	$342.3	$36.3	10.6%
Net trading revenue (millions)	303.8	173.5	130.3	75.1%
Interest, net (millions)	4.0	11.8	(7.8)	-66.3%
Investment income and other, net (millions)	5.1	3.0	2.1	69.9%

Total Revenues from Global Markets (millions)	$691.4	$530.6	$160.8	30.3%

Average daily U.S. equity dollar value traded ($ billions)	18.0	11.2	6.8	60.9%
Average daily U.S. equity trades (thousands)	2,066.0	1,220.3	845.7	69.3%
Nasdaq and Listed equity shares traded (billions)	120.6	79.3	41.2	52.0%
OTC Bulletin Board and Pink Sheet shares traded (billions)	636.0	637.9	(1.9)	-0.3%
Average revenue capture per U.S. equity dollar value traded (bps)	1.4	1.6	(0.2)	-11.6%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 30.3% to $691.4 million for the nine months ended September 30, 2008, from $530.6 million for the comparable period in 2007.

Revenues for the nine months ended September 30, 2008, were positively impacted by higher dollar value traded, greater trade volumes, improved results from electronic quantitative trading efforts and the additions of EdgeTrade and Knight Libertas offset, in part, by a decrease in revenue capture per U.S. equity dollar value traded, lower share volume in OTC Bulletin Board and Pink Sheet shares and the deconsolidation of Direct Edge ECN in 2007.

Average revenue capture per U.S. equity dollar value traded was 1.4 basis points (“bps”) for the nine month ended September 30, 2008, down 11.6% from 1.6 bps for the comparable period in 2007. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in Nasdaq and Listed volumes from an expanded broker-dealer client base as well as a decrease in OTC Bulletin Board and Pink Sheet shares traded. Core Equity Revenues were $491.8 million and $331.1 million for the nine months ended September 30, 2008 and 2007, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Knight Direct, Direct Edge ECN, Hotspot, Knight BondPoint and Knight Libertas.

Asset Management

	For the nine months ended September 30,
	2008	2007	Change	% of Change
Net incentive allocation fees (millions)	$11.3	$56.1	$(44.8)	-79.9%
Management fees (millions)	27.6	32.5	(5.0)	-15.3%
Interest income and other, net (millions)	(4.5)	1.1	(5.6)	NM

Total Revenues from Asset Management (millions)	$34.4	$89.7	$(55.3)	-61.7%

Average month-end balance of assets under management (millions)	$3,298.2	$4,049.2	$(751.0)	-18.5%
Year-to-date fund return to investors*	-14.8%	5.3%	NM	NM

*	Year-to-date fund return represents the blended return across all assets under management in the Deephaven Funds.

NM- Not meaningful

Total revenues from the Asset Management segment, which primarily consist of management fees and net incentive allocation fees, decreased 61.7% to $34.4 million for the nine months ended September 30, 2008, from $89.7 million for the comparable period in 2007. The decrease is primarily due to substantially lower net incentive allocation fees as a result of negative blended fund returns in 2008, a decrease in management fees due to lower average assets under management and losses associated with deferred compensation investments for the benefit of certain employees. Asset Management fees were also adversely affected by the announced closing of the Event Fund during the first quarter of 2008. As of February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee is being charged to investors in the Event Fund.

The average month-end balance of assets under management for the nine months ended September 30, 2008 was $3.3 billion, down from $4.0 billion for the comparable period in 2007. The blended fund return across all assets under management in the Deephaven Funds for the nine months ended September 30, 2008 was a loss of 14.8%, down from a gain of 5.3% for the comparable period in 2007.

Corporate

	For the nine months ended September 30,
	2008	2007	Change	% of Change
Total Revenues from Corporate (millions)	$(13.3)	$27.7	$(41.1)	NM

Average corporate investment balance in the Deephaven Funds (millions)	$74.4	$197.2	$(122.9)	-62.3%

NM- Not meaningful

Total revenues from the Corporate segment, which primarily represent our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds, gains or losses associated with deferred compensation investments for the benefit of certain employees and directors and other strategic investments, decreased to a loss of $13.3 million for the nine months ended September 30, 2008, from a gain of $27.7 million for the comparable period in 2007. Income from our corporate investment in the Deephaven Funds decreased to a loss of $13.5 million for the nine months ended September 30, 2008, from a gain of $12.9 million for the comparable period in 2007. Also included in the nine months ended September 30, 2007 is a non-operating pre-tax gain of $8.8 million related to the issuance of equity interests in Direct Edge and a realized gain of $4.2 million from the Company’s sale of a portion of its ownership in Direct Edge. The decrease in the average corporate investment in the Deephaven Funds is primarily a result of redemptions of $120.0 million since September 30, 2007.

Transaction-based expenses

Execution and clearance fees decreased 20.4% to $76.1 million for the nine months ended September 30, 2008, from $95.7 million for the comparable period in 2007, primarily due to the deconsolidation of Direct Edge ECN in 2007 and lower clearing rates offset in part, by higher trade volumes. As a percentage of total revenue, Execution and clearance fees decreased to 10.7% for the nine months ended September 30, 2008, from 14.8% for the comparable period in 2007. These costs decreased as a percentage of revenue primarily due to the deconsolidation of Direct Edge, which had higher transaction-based expenses as a percentage of revenue, and lower clearing rates offset, in part, by lower asset management fees, which have no associated transaction-based expenses. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale. Soft dollar and commission recapture expense increased 20.8% to $53.5 million for the nine months ended September 30, 2008, from $44.3 million for the comparable period in 2007, due to higher institutional volumes.

Payments for order flow and ECN rebates decreased to $27.3 million for the nine months ended September 30, 2008, from $44.3 million for the comparable period in 2007. As a percentage of total revenue, Payments for order flow and ECN rebates decreased to 3.8% for the nine months ended September 30, 2008, from 6.8% for the comparable period in 2007. These decreases were primarily due to the deconsolidation of Direct Edge ECN and a decrease in profitability-based rebates paid to broker-dealer clients offset, in part, by lower asset management fees, which have no associated transaction-based expenses.

Other direct expenses

Employee compensation and benefits expense increased 8.2% to $273.4 million for the nine months ended September 30, 2008, from $252.7 million for the comparable period in 2007. As a percentage of total revenue, Employee compensation and benefits decreased slightly to 38.4% for the nine months ended September 30, 2008, from 39.0% for the comparable period in 2007. The increase on a dollar basis was primarily due to increased profitability and an increase in the number of employees offset, in part, by lower profitability-based bonuses at Deephaven and losses associated with deferred compensation investments for the benefit of certain employees. The number of full time employees increased to 1,020 at September 30, 2008, from 865 at September 30, 2007, primarily due to growth in our Global Markets business as well as the acquisitions of EdgeTrade and Knight Libertas, offset by the reduction in headcount due to the deconsolidation of Direct Edge. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

As more fully described under the heading “Deephaven” below, for periods after February 1, 2008, profitability-based compensation payable to certain senior Deephaven managers is no longer reported as a component of compensation expense but is instead reported as Minority interest expense on the Consolidated Statements of Operations.

All other direct expenses increased by 24.9% or $22.1 million to $110.8 million for the nine months ended September 30, 2008 from $88.7 million for the comparable period in 2007. Communications and data processing expense increased primarily due to higher market data and connectivity expenses within our Global Markets segment, as well as additional costs related to EdgeTrade and Knight Libertas. Professional fees increased due to higher consulting and legal expenses, which have fluctuated based on the activity relating to our various legal proceedings. Depreciation and amortization expense increased primarily due to fixed asset purchases, capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts and the relocation of other offices within our Global Markets segment. Interest expense increased due to borrowings under our credit facilities. Writedown of assets and lease loss accrual, net increased due to the trade name writedown of Direct Trading Institutional, offset by lease loss accrual adjustment benefit.

For the nine months ended September 30, 2008, Minority interest expense of $4.3 million relates to the year-to-date accrual for the one-time 2008 minimum guaranteed distribution to certain senior Deephaven managers pursuant to the Limited Liability Company Agreement for Deephaven Holdings.

Our effective tax rates from continuing operations of 40.2% and 39.4% for the nine months ended September 30, 2008 and 2007, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

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

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements do not include the profit-sharing bonuses provided under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings are allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on our Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses allocated to the Deephaven Managers are instead reported as Minority interest expense on our Consolidated Statements of Operations and included as Minority interest on our Consolidated Statements of Financial Condition. Minority interest expense of $1.7 million and $4.3 million recorded for the three and nine months ended September 30, 2008, respectively, represents the accrual for the one-time 2008 minimum distribution to the Deephaven Managers pursuant to the New LLC Agreement.

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

Subsequent Event

On October 30, 2008, Deephaven, the managing member of the Deephaven Global Multi-Strategy Funds (“GMS Funds”) and Deephaven International Volatility Strategies Funds (“IVS Funds”) announced that, it would be in the best interests of all investors in the GMS and IVS Funds to suspend redemptions and withdrawals (hereinafter referred to as “redemptions”), effective immediately, in an effort to protect investors from being disadvantaged by the combination of the current extreme and unprecedented market conditions, the sudden and material industry-wide changes in margin and financing requirements being imposed by prime brokers and International Swaps & Derivatives Association, Inc. counterparties along with pending redemption requests.

As of October 1, 2008, the GMS Funds had assets under management of approximately $1.6 billion and had received aggregate redemption requests through January 31, 2009 of approximately 30% of the assets under management, while the IVS Funds had assets under management of approximately $70 million and had received aggregate redemption requests through January 31, 2009 of approximately 63% of the assets under management.

Deephaven will promptly proceed, in consultation with investors, to develop a plan for meeting redemptions and for managing the GMS and IVS Funds under the current market conditions.

As of September 30, 2008, the Company had approximately $63.3 million invested in Deephaven sponsored funds. Of this amount, $32.5 million was invested in the GMS Funds and $15.9 million was invested in the IVS Funds.

Discontinued Operations

Loss from discontinued operations, net of tax, was $104,000 and $1.4 million for the three and nine months ended September 30, 2007. See Footnote 13 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for a further discussion.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of September 30, 2008, we had $2.0 billion in assets, 59.4% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in NASDAQ, on the OTC Bulletin Board and on the NYSE and AMEX markets.

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

Total assets increased $194.5 million, or 11.1%, from $1.8 billion at December 31, 2007 to $2.0 billion at September 30, 2008. The majority of the increase in assets relates to increases in Securities owned, held at clearing brokers, at fair value, Goodwill, Intangible assets and Cash and cash equivalents offset, in part, by a decrease in Receivable from brokers and dealers. Securities owned, held at clearing brokers, at fair value increased by $137.4 million, or 33.3% from $412.6 million at December 31, 2007, to $549.9 million at September 30, 2008, due to an increase in the size of the securities inventory utilized in our market making activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions and our pre-determined risk limits. Goodwill increased by $99.0 million, or 74.4% from $132.8 million at December 31, 2007, to $231.8 million at September 30, 2008, due to the acquisitions of EdgeTrade and Knight Libertas. Cash and cash equivalents increased by $73.7 million, or 33.1%, from $222.4 million at December 31, 2007, to $296.1 million at September 30, 2008, primarily due to our borrowing of the remaining $70.0 million under our credit facilities. Intangible Assets, less accumulated amortization increased by $35.5 million, or 61.3% from $57.8 million at December 31, 2007, to $93.3 million at September 30, 2008, due to the acquisitions of EdgeTrade and Knight Libertas. Receivable from brokers and dealers decreased by $70.8 million, or 18.5% from $382.5 million at December 31, 2007, to $311.8 million at September 30, 2008, due to timing relating to trade date versus settlement date differences.

Total liabilities increased $129.3 million, or 14.9%, from $870.4 million at December 31, 2007 to $999.7 million at September 30, 2008. The majority of the increase in liabilities relates to increases in Securities sold, not yet purchased, at fair value, Payable to brokers and dealers and Long term debt, offset, in part, by a decrease in Accrued compensation expense. Long term debt increased by $70.0 million, from $70.0 million at December 31, 2007, to $140.0 million at September 30, 2008, due to our borrowing of the remaining $70.0 million under our credit facilities. Accrued compensation expense decreased by $31.6 million, or 13.8%, from $228.3 million at December 31, 2007 to $196.7 million at September 30, 2008, primarily due to the payment of 2007 year-end bonuses accrued at December 31, 2007, offset by the accrual of 2008 bonus expense for the nine months ended September 30, 2008. Stockholders’ equity increased by $59.9 million, from $885.4 million at December 31, 2007 to $945.3 million at September 30, 2008. The increase in Stockholders’ equity from December 31, 2007 was a result of our net income earned during the nine months ended September 30, 2008 and the issuance of common stock related to the acquisitions of EdgeTrade and Knight Libertas offset by common stock repurchases during the period.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, the proceeds of the sale of our Derivative Markets segment in 2004 and the proceeds from our borrowing of $140.0 million under our credit facilities. At September 30, 2008, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $298.1 million.

We have previously disclosed our intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Global Markets and Asset Management segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock or debt.

We have acquired several businesses over the last two years. In January 2008, we completed the acquisition of EdgeTrade Inc. for $58.2 million comprising $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million. In July 2008, we completed the acquisition of Libertas Holdings LLC for $75.3 million, comprising $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million.

Income from continuing operations before income taxes and minority interest expense was $63.5 million and $27.8 million for the three months ended September 30, 2008 and 2007, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation and depreciation and amortization. Stock-based compensation was $7.1 million and $7.8 million for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense was $1.9 million and $1.7 million for the three month periods ended September 30, 2008 and 2007, respectively. Amortization expense from continuing operations, which related to software, software development costs, intangible assets and leasehold improvements, was $5.5 million and $3.9 million for the three months ended September 30, 2008 and 2007, respectively.

Capital expenditures related to our continuing operations were $15.4 million and $3.9 million during the three months ended September 30, 2008 and 2007, respectively. Purchases of strategic investments were $1.0 million for the three months ended September 30, 2008. No purchases of strategic investments were made for the three months ended September 30, 2007. Strategic investments primarily relate to outside investments in support of the development and growth of our business. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds decreased by $13.2 million during the three months ended September 30, 2008, due to losses on our investment of $8.5 million and redemptions of $4.7 million.

At its July 17, 2007 meeting, the Board of Directors authorized a $505.0 million increase to our stock repurchase program, bringing the total to $1.0 billion. We repurchased 5.8 million shares under the stock repurchase program during the third quarter of 2008 for $89.7 million. Through September 30, 2008, we had repurchased 66.8 million shares for $745.7 million under our stock repurchase program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by our management based on an evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases may actually occur. We had approximately 89.8 million shares of Class A Common Stock outstanding as of September 30, 2008.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of September 30, 2008, all of our broker-dealers were in compliance with the applicable regulatory net capital rules. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at September 30, 2008, as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$98.5	$7.7	$90.8
KCM	100.9	1.0	99.9
Knight Direct	17.1	1.0	16.0
Knight Libertas	3.5	0.5	3.0

In addition, our foreign registered broker-dealers are subject to certain financial resource requirements of the FSA. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at September 30, 2008 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KEMIL	$34.2	$14.2	$20.0

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Goodwill of $231.8 million as of September 30, 2008 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM, and the businesses now operating as Donaldson, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. We performed our annual test for impairment of goodwill in the second quarter of 2008 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. We believe there was no impairment of the goodwill balance at September 30, 2008.

Intangible assets, less accumulated amortization, of $93.3 million as of September 30, 2008 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses now operating as Donaldson, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from 4 to 24 years. We performed our annual test for impairment of intangible assets in the second quarter of 2008 and determined that intangible assets were not impaired at that time. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the three months ended September 30, 2008, the Company discontinued the use of the Direct Trading Institutional trade name and wrote off the remaining book value of $2.5 million. No other events occurred in 2007 or the nine months ended September 30, 2008 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

Financial Instruments and Fair Value – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of September 30, 2008, our Investment in Deephaven sponsored funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. At January 1, 2008 and as of September 30, 2008, we did not hold any financial instruments that met the definition of Level 3.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to consider various inputs in determining fair value under conditions when the market for certain financial assets are not active. FSP FAS 157-3 was effective immediately upon issuance and includes prior period financial statements that have not yet been issued, and therefore we are subject to the provisions of FSP FAS 157-3 effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurements of financial assets or its financial condition as of September 30, 2008, nor did it affect the results of its operations for the three and nine months ended September 30, 2008.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the acquisition date fair value for all identifiable assets acquired, and liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development and requires the expensing of acquisition-related and restructuring costs as incurred. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141(R) on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 160 on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the potential impact of the adoption of SFAS 161 on our Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, Goodwill and Other Intangible Assets for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for the

Company on December 1, 2009. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our Consolidated Financial Statements.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at September 30, 2008 and 2007 was $543.2 million and $362.4 million, respectively, in long positions and $374.9 million and $347.5 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $16.8 million and $1.5 million as of September 30, 2008 and 2007, respectively, due to the offset of gains in short positions with the losses in long positions.

As of September 30, 2008, we had a $63.3 million corporate investment as a limited partner or non-managing member in the Deephaven Funds, $32.5 million of which was invested in the Global Multi-Strategy Fund (formerly known as “Market Neutral Fund”). As of September 30, 2008, approximately 59% of the Deephaven Funds’ assets under management were in the Global Multi-Strategy Fund. The investment philosophy for the Global Multi-Strategy Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the Global Multi-Strategy Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Within the Global Multi-Strategy Fund, Deephaven generally employs a variety of investment strategies, including volatility-driven, fundamental equity, event-driven, credit-driven and global relative value macro/fixed income strategies among others. There is no material limitation on the types of investment strategies that may be employed by the Global Multi-Strategy Fund. There will be unhedged asset factor risks (i.e., equity, interest rate, foreign exchange) in the Global Multi-Strategy Fund.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in March 2005, NASD (now known as FINRA) announced that it had charged Kenneth Pasternak, former CEO of KSLP, and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.” Pursuant to a decision dated April 11, 2007, the majority of a NASD Hearing Panel found that Pasternak and Leighton failed to supervise KSLP’s Institutional Sales Department reasonably during the period of January 1999 to September 2000 in violation of NASD rules. Pasternak and Leighton were each fined $100,000. Pasternak was suspended in all supervisory capacities for two years and Leighton was barred in all supervisory capacities. On or about May 3, 2007, Pasternak and Leighton each filed a Notice of Appeal from the NASD Hearing Panel’s decision. In May 2007, the NASD filed a Notice of Cross-Appeal from the NASD Hearing Panel’s decision. This matter was heard on July 28, 2008 by a sub-committee of FINRA’s National Adjudicatory Council (the “NAC”), and we expect the NAC will issue its decision before the end of 2008. In August 2005, the SEC announced that it had filed a civil fraud action in the United States District Court for the District of New Jersey against Kenneth Pasternak and John Leighton. Pursuant to an Order filed on June 24, 2008, the Court ordered that judgment be entered in favor of Pasternak and Leighton and against the SEC. The SEC’s time to appeal this ruling has expired.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007, and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

Item 1A.	Risk Factors

The Company has had no material changes in its risk factors from those previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 other than the following:

Conditions in the financial services industry and the securities markets may adversely affect our trading volumes and market liquidity.

Our Global Markets operating segment is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability. During 2008 and particularly during the third quarter of 2008 and the month of October 2008, the global financial services industry and securities markets have experienced significant and adverse conditions including substantially increased volatility, losses resulting from declining asset values, defaults on securities and reduced liquidity. These events have resulted in the failure of certain financial services firms, have led other firms to seek mergers with commercial banks and forced other firms to become bank holding companies that are regulated by the Federal Reserve Bank. While uncertainty surrounding the credit crisis and expectations for economic contraction has, in the short term, led to an increase in overall market volatility and increased trading volume in certain markets, this trend may not continue. If the amount of trading volume decreases as result of events stemming from the current financial and credit crisis, our transaction-based revenues will decrease. Accordingly, any reduction in trading volumes or market liquidity could adversely affect our business and financial results in a material fashion.

The increased risk of defaults by counterparties may adversely affect our results of operations.

During 2008, the market has experienced unprecedented levels of defaults and uncertainty among participants in the financial services industry, with the failure of certain firms and the bailout of other distressed institutions. We are at risk if issuers whose securities we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows.

Increased redemptions by investors in Deephaven funds as a result of the current economic environment will adversely affect the financial results of our Asset Management operating segment.

As a result of the current economic environment, a number of the Deephaven funds have received an unusual level of redemption requests from investors in such funds. The level of uncertainty and fear in the global capital markets have led to substantial declines in most securities markets and investors seeking safe havens for their investments. These market conditions have led to declines in the performance of Deephaven’s funds along with the performance of its benchmarks. Assets under management in the Deephaven funds have fallen substantially due to both negative fund performance and redemptions, and Deephaven continues to face significant redemption risk as investors consider reallocating assets into more liquid investments given the current market conditions. On October 30, 2008, Deephaven announced that it has determined it would be in the best interests of all investors in the Deephaven Global Multi-Strategy Fund and the Deephaven International Volatility Strategies Fund to suspend redemptions and withdrawals, effective immediately. This suspension of redemptions and withdrawals may lead investors in these and other Deephaven funds to request redemption of their investments which may result in a decline in fees from such funds or the closure of such funds. Such developments would likely result in the loss of accounts and potentially significant limitations on Deephaven’s ability to raise new assets. The decline in Deephaven’s assets under management will adversely affect the financial results in our Asset Management business segment. In addition, poor performance by the Deephaven funds and the suspension of redemptions will adversely affect the value of our corporate investment in such funds.

In addition to the other information set forth in this report including the above risk factors, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described above and in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the third quarter of 2008 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008
Common stock repurchases	3,600		3,600	$291,376
Employee transactions (2)	5		-

Total	3,605	$14.60	3,600

August 1, 2008 – August 31, 2008
Common stock repurchases	2,200		2,200	$254,254
Employee transactions (2)	14		-

Total	2,214	$16.87	2,200

September 1, 2008 –September 30, 2008
Common stock repurchases	-		-	$254,254
Employee transactions (2)	1		-

Total	1	$16.84	-

Total
Common stock repurchases	5,800		5,800
Employee transactions (2)	19		-

Total	5,819	$15.46	5,800

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 10th day of November, 2008

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)