Form 10-K
period 2008-12-31
KNIGHT CAPITAL GROUP, INC.
filed 2009-03-02
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $1.32 billion at June 30, 2008 based upon the closing price for shares of the Registrant’s Class A Common Stock as reported by the Nasdaq Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

At February 27, 2009 the number of shares outstanding of the Registrant’s Class A Common Stock was 92,880,705 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

KNIGHT CAPITAL GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2008

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, and the documents incorporated by reference herein may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with (i) the costs, integration, performance and operation of businesses recently acquired, or that may be acquired in the future, by the Company, (ii) the unprecedented current market conditions and the resulting volatility, credit tightening and counterparty risk, as well as the negative effect on performance and assets under management in our Asset Management business and the suspension of redemptions and withdrawals of certain funds announced in the Form 8-K filed by the Company on October 30, 2008, (iii) the announcement that the assets of the Asset Management business will be sold as described in the Form 8-K furnished by the Company on January 27, 2009, and (iv) the announcement regarding estimated costs associated with the Company’s exit from the Asset Management business as described in the Form 8-K filed by the Company on February 26, 2009. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this report.

PART I

Item 1.    Business

Overview

Knight Capital Group, Inc., a Delaware corporation (collectively with its subsidiaries, “Knight” or the “Company”), is a leading financial services firm that provides electronic and voice access to the capital markets across multiple asset classes for buy-side, sell-side and corporate clients, and asset management for institutions and private clients.

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

Financial information concerning our business segments for each of 2008, 2007 and 2006, respectively, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”) and the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”

Available Information

Our Internet address is www.knight.com. We make available free of charge, on or through the “Investor Relations” section of our corporate website under “SEC Filings”, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, and our proxy statement as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. Also posted on our corporate website is our Code of Business Conduct and Ethics (the “Code”) governing our directors, officers and employees. Within the time period required by the SEC, we will post on our corporate website any amendments and waivers to such Code applicable to our executive officers and directors, as defined in the Code.

Our Board of Directors (the “Board”) has standing Finance and Audit, Compensation and Nominating and Corporate Governance committees. Each of these Board committees has a written charter approved by the Board. Our Board has also adopted a set of Corporate Governance Guidelines. Copies of each committee charter, along with the Corporate Governance Guidelines, are posted on the Company’s website. None of the information on our corporate website is incorporated by reference into this report.

All of the above materials are also available in print, without charge, to any person who requests them by writing or telephoning:

Knight Capital Group, Inc.

Communications, Marketing and Investor Relations

545 Washington Boulevard, 3rd Floor

Jersey City, NJ 07310

(201) 222-9400

Unless otherwise indicated, references to the “Company,” “Knight,” “We,” “Us,” or “Our” shall mean Knight Capital Group, Inc. and its subsidiaries.

Operating Segments

The Company has three operating segments, Global Markets, Asset Management and Corporate.

•

Global Markets—Our Global Markets segment provides market access and trade execution services in nearly every U.S. equity security and a large number of international securities, fixed income, foreign exchange, futures and options. Our approach to trading combines deep liquidity with robust trading technology and capital facilitation, when necessary, to deliver high quality trade executions consistent with client-defined measures.

•

Asset Management—Our Asset Management segment, which we are currently in the process of preparing to exit, consists of our 51% ownership of Deephaven Capital Management Holdings LLC (“Deephaven Holdings”), the parent company of Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”), a global, multi-strategy alternative investment manager. Assets under management were $2.0 billion as of December 31, 2008, down from $3.9 billion as of December 31, 2007. For information regarding our plan to exit from our Asset Management segment, refer to the “Deephaven” and “Subsequent Events” sections in MD&A.

•

Corporate—Our Corporate segment includes investment income earned on strategic investments and our corporate investment as a limited partner or non-managing member in funds managed by Deephaven and all corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

The following table sets forth: (i) Revenues, (ii) Expenses, (iii) Minority interest expense, (iv) Other income and (v) Pre-tax earnings (loss) after minority interest expense of our segments and on a consolidated basis (in millions):

	For the years ended December 31,
	2008	2007	2006
Global Markets
Revenues	$998.5	$739.9	$657.6
Expenses	641.1	559.6	507.3

Pre-tax earnings	357.5	180.4	150.3

Asset Management
Revenues	33.3	118.2	214.9
Expenses	52.6	101.7	140.1

Pre-tax (loss) earnings	(19.4)	16.5	74.8
Minority interest expense	6.2	—	—

Pre-tax (loss) earnings after minority interest expense	(25.5)	16.5	74.8

Corporate
Revenues	1.1	27.1	66.9
Expenses	40.9	31.5	35.5
Other income	15.9	8.8	—

Pre-tax (loss) earnings	(23.8)	4.3	31.4

Consolidated
Revenues	1,032.9	885.2	939.5
Expenses	734.6	692.7	682.9
Other income	15.9	8.8	—

Pre-tax earnings	314.3	201.2	256.5
Minority interest expense	6.2	—	—

Pre-tax earnings after minority interest expense	$308.1	$201.2	$256.5

*	Totals may not add due to rounding.

Global Markets Segment

Business Segment Overview

We provide market access and trade execution services in nearly every U.S. equity security and a large number of international securities, fixed income, foreign exchange, futures and options. Our approach to trading combines deep liquidity with robust trading technology and capital facilitation, when necessary, to deliver high quality trade executions consistent with client-defined measures. Our hybrid market model features an array of electronic and voice services that allow buy—and sell-side clients to interact with the market based on their specific needs and preferences. This model allows us to attract a larger base of clients with diverse investment styles and strategies, while at the same time, capture a greater share of client order flow. To do so, our model requires that we manage risk and deploy capital effectively as well as maintain efficient and reliable trading technology. Substantially all of our Global Markets revenues and profitability come from our operations in the U.S.

The majority of our Global Markets revenue is derived from trade executions, making markets and providing market access services in U.S. equities. Generally, market-makers display the prices at which they are willing to bid, meaning buy, or offer, meaning sell, securities and adjust their bid and offer prices in response to the forces of supply and demand for each security. As a market-maker operating in Nasdaq, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Alternext and NYSE Arca listed securities, the OTC Bulletin Board, and the Pink Sheets, we provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. When acting as principal, we commit our own capital and derive revenues from the difference between the price paid when securities are bought and the price received when those securities are sold. We conduct the vast majority of market making activity as principal, through the use of automated quantitative models. Our traders offer execution services for complex trades and a variety of order types. We also provide trade executions for institutions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively. Also, our trading strategy employs the use of high velocity algorithmic trading models which interact with street flow.

Our domestic Global Markets activities are primarily transacted out of the following subsidiaries: Knight Equity Markets, L.P. (“KEM”), Knight Capital Markets LLC (“KCM”), Knight Direct LLC (“Knight Direct”), Hotspot FX, Inc. and its subsidiaries (collectively, “Hotspot”), Knight BondPoint, Inc. (“Knight BondPoint”) and Knight Libertas Holdings LLC (formerly known as Libertas Holdings LLC) and its subsidiaries (collectively, “Knight Libertas”). KEM, KCM, Knight Direct, Knight BondPoint and one Knight Libertas subsidiary are broker-dealers registered with the SEC and members of the Financial Industry Regulatory Authority (“FINRA”). Knight BondPoint and Knight Libertas’ domestic subsidiary are also registered with the Municipal Securities Rulemaking Board (“MSRB”). One Hotspot subsidiary is a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

Our international Global Markets activities are primarily operated through Knight Equity Markets International Limited (“KEMIL”), a U.K. registered broker-dealer authorized and regulated by the U.K. Financial Services Authority (“FSA”). KEMIL provides execution services for institutional and broker-dealer clients in U.S., European and international equities. Each of Hotspot and Knight Libertas has a U.K. subsidiary which is regulated by the FSA. Knight Libertas also has a Hong Kong registered broker-dealer that is regulated by the Securities and Futures Commission (“SFC”). We recently received regulatory approval for a newly-formed broker-dealer in Hong Kong that will focus on equity execution services for buy-side clients. We intend to continue to expand our business and product offerings in Europe and Asia in 2009.

Over the past four years, we have completed the following acquisitions (and subsequent sales of equity interests) of complementary businesses to strengthen our Global Markets business segment and expand and diversify our products and services:

•

In June 2005, we acquired the business of Direct Trading Institutional, now operating as Knight Direct. The acquired business was a privately held firm specializing in providing institutions with direct market access trading through an advanced electronic platform, now known as Knight Direct EMS™. Upon the close of the transaction, the Company made a $40 million initial cash payment. The transaction also contained a two-year contingency from the date of closing for the payment of additional consideration based on the profitability of the business. In the third quarters of 2007 and 2006, the Company paid $10.4 million and $12.7 million, respectively, in additional cash consideration based on the profitability of the business during each of the first two years of operation after the closing of the acquisition.

•

In October 2005, we acquired the business of the ATTAIN ECN (now operating as Direct Edge ECN), an alternative trading system that operates an electronic communications network (“ECN”). The Direct Edge ECN provides a liquidity destination with the ability to match and route trades in Nasdaq, NYSE, NYSE Alternext and NYSE Arca listed securities.

After the close of business on July 23, 2007 and September 28, 2007, Direct Edge Holdings LLC (“Direct Edge Holdings”), the parent company of Direct Edge ECN, issued equity interests to Citadel Derivatives Group LLC (“Citadel”) in exchange for cash. Immediately following the September 28, 2007 issuance to Citadel, the Company and Citadel sold a portion of their equity interests in Direct Edge Holdings to The Goldman Sachs Group, Inc. for cash. At the close of business on September 28, 2007 (the “Deconsolidation Date”) the Company deconsolidated Direct Edge Holdings as it no longer controlled Direct Edge Holdings as of that date. The results of Direct Edge ECN operations have been included in the Consolidated Statements of Operations for all periods presented from the original acquisition date through the Deconsolidation Date. The Company accounts for its interest in Direct Edge Holdings under the equity method for periods subsequent to the Deconsolidation Date. In December 2008, we sold part of our remaining interest in Direct Edge Holdings and as a result, as of December 31, 2008, we own 19.9% of Direct Edge Holdings.

•

In April 2006, we acquired, for $77.5 million in cash, Hotspot, an electronic foreign exchange marketplace that provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform.

•	In October 2006, we acquired, for $18.2 million in cash, Knight BondPoint, a firm that provides electronic access and trade execution products for the fixed income market.

•

In January 2008, we acquired EdgeTrade Inc. (“EdgeTrade”) for $58.2 million comprising $28.2 million of cash and approximately 2.3 million shares of unregistered Knight common stock. EdgeTrade was an agency-only trade execution and algorithmic software firm that allowed buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs. EdgeTrade merged into Knight Direct in August 2008.

•

In July 2008, we acquired Knight Libertas, for an upfront payment of $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The transaction also has a three-year contingency from the date of closing for the payment of additional consideration based on the profitability of the business. Knight Libertas is a riskless principal fixed income broker-dealer specializing in high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, convertible bonds and syndicated loans.

Clients and Products

Clients

Within Global Markets, we offer products and provide services via electronic and voice access points primarily to two main client groups: sell-side (also referred to as broker-dealers) and buy-side

(also referred to as institutions). Our sell-side clients include global, national and regional broker- dealers and on-line brokers. Our buy-side clients include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Based on our internal allocation methodologies, our institutional clients (which include our direct market access, soft dollar and commission recapture clients) and our broker-dealer clients each generated approximately 50% of our Global Markets revenues in 2008.

In 2008, our Global Markets business did not have any client that accounted for more than 10% of our U.S. equity dollar value traded.

Products and Services

Our strategy for our Global Markets segment is to continue to differentiate ourselves from competitors by providing high quality and competitive trade execution services with superior client service. Over the past several years, we have worked to expand our products and services.

For our buy-side clients, we offer comprehensive, unbundled trade execution services covering the depth and breadth of the market. We handle large, complex trades, accessing liquidity from our order flow as well as other sources. When liquidity is not naturally present in the equities market, we offer capital facilitation, when necessary, to complete our clients’ trades. Our institutional products include equity, fixed income, futures, options and foreign currency trade execution solutions, block trading, program trading, international equities, special situations/risk arbitrage, soft dollar and commission recapture programs through Donaldson & Co. (“Donaldson”), corporate access services, direct market access through Knight Direct EMS™, EdgeTrade algorithms and internal crossing networks through our Knight Match product. The majority of our revenues from institutional clients are commissions on agency transactions or commission-equivalents on riskless principal transactions.

We seek to provide sell-side clients with high quality and competitive trade executions that enable them to satisfy their fiduciary obligations to their customers to seek and obtain the best execution reasonably available in the marketplace. Most of our equity order flow comes from providing market-making and trade execution services to our broker-dealer clients through our electronic trading platform, which includes access to our off-exchange liquidity through Knight Link. Our traders offer execution services for complex trades and a variety of order types. We execute the majority of the order flow with these clients as principal through the use of our automated quantitative models. The majority of the revenues we earn from broker-dealer clients are net trading revenues, generated from the difference between the price paid when we buy securities and the price received when we sell securities. We also provide fixed income trade executions to our broker-dealer clients. Additionally, we interact with street flow through our high velocity algorithmic trading models.

Global Markets Competition

During 2008, the securities markets endured unprecedented market conditions with high volatility, dramatic credit tightening and increased counterparty risk. These difficult conditions have continued into 2009, requiring us to continue to adapt to our clients’ needs amidst a changing landscape and competition. Our client offerings, including our trade execution services, compete primarily with similar products offered by domestic and international broker-dealers, exchanges, alternative trading systems, crossing networks, ECNs and dark liquidity pools. We also experience significant competition from various market participants with highly automated, electronic trading models. Another source of competition is broker-dealers who execute portions of their client flow through internal market-making desks rather than sending the client flow to third party execution destinations, such as Knight.

We compete primarily on the basis of our execution standards (including price, liquidity, speed and other client-defined measures), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by regulators and investors on execution quality and overall transaction costs have resulted in a market environment characterized by narrowed spreads and reduced revenue capture metrics. Consequently, maintaining profitability has become extremely difficult for many firms similarly situated to Knight. Generally, improvements in execution quality, such as faster execution speed and greater price improvement, negatively impact the ability to derive revenues from executing client order flow. For example, we have made, and continue to make, changes to our execution protocols and quantitative models, which have had, or could have, a significant impact on our profitability. To remain profitable, some competitors have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations. Beginning in the second quarter of 2005, we significantly increased the amount of automation in our trade execution business by employing quantitative models and we now execute the vast majority of our trades on an automated basis through these models.

Competition for order flow in the U.S. equity markets continues to be intense and evolving rapidly as reflected in publicly disclosed execution metrics; i.e., SEC Rules 605 and 606. These rules, applicable to broker-dealers, add greater disclosure to execution quality and order-routing practices. Rule 605 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 606 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements as well as internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary obligations to seek to obtain best execution for their customers’ orders.

Commission rates have been under pressure for a number of years, and the ability to execute trades electronically through various competitive trading venues (including both domestic and international broker-dealers, exchanges, alternative trading systems, crossing networks, ECNs and dark liquidity pools) has placed increased pressure on trading commissions. We believe the trend toward increased competition and the growth of these and other alternative trading venues will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain greater market share by reducing prices. Competition for business with institutional clients is based on a variety of factors, including execution quality, research, reputation, soft dollar and commission recapture services, technology, market access (including direct market access and execution algorithms), client relationships, client service, cost and capital facilitation.

Also, other factors contributing to increasing competition for order flow are the significant mergers among U.S. market centers over the past several years and the launch of independent ECNs, dark liquidity pools and joint ventures with regional stock exchanges. The impact of these mergers and the launch of new competition and liquidity sources, as well as the expected consolidation of certain U.S. and international stock exchanges, will be seen in the coming years.

Global Markets Infrastructure

We have invested significant resources to expand our execution capacity and upgrade our trading systems and infrastructure and plan to make additional investments in technology and infrastructure in the future. Our ability to identify and deploy emerging technologies that facilitate the execution of trades, including developing and enhancing our quantitative models, is key to the successful execution of our business model. Technology has enhanced our capacity and ability to handle order flow faster and also has been an important component of our strategy to comply with government and industry regulations, achieve competitive execution standards, increase trading automation and provide superior client service. We continually enhance our use of technology and quantitative models to further refine our execution services. We also continue to develop and enhance our high velocity algorithmic trading models.

We use our proprietary technology and technology licensed from third parties to execute trades, monitor the performance of our traders, assess our inventory positions, manage risk and provide ongoing information to our clients. We are electronically linked to institutions and broker-dealers to provide immediate access to our trading operations and to facilitate the handling of client orders. Our business-to-business portal, along with our Knight Link, Knight BondPoint, Hotspot, and Knight Direct EMS™ platforms, provide our clients with an array of tools to interact with our Global Markets’ trading systems, marketplaces, and most U.S. equity, futures and options market centers. In addition, we clear the majority of our trade executions through unaffiliated clearing brokers with whom we are electronically linked.

Alternative trading and data center facilities are in place for our primary domestic Global Markets operations. These facilities have been designed to allow us to continue a substantial portion of our operations if we are prevented from accessing or utilizing our primary office locations for an extended period of time. While we employ significant steps to develop, implement and maintain reasonable business continuity plans, we cannot guarantee our alternative systems and facilities will provide full continuity of operations after a significant business disruption.

Asset Management Segment

Business Segment Overview

As of February 2009, we are in the process of preparing to exit our Asset Management segment. Due to unprecedented market conditions, pending redemptions and industry-wide changes in margin and finance requirements, and after evaluation of a number of strategic options, the Company concluded that it was in the best interests of investors of Deephaven and the Company to exit our Asset Management segment. For information regarding our plan to exit from our Asset Management segment, refer to the “Deephaven” and “Subsequent Events” sections in MD&A.

We have operated our Asset Management business through our 51% ownership in Deephaven Holdings, which owns Deephaven. Deephaven is the registered investment manager and sponsor of certain private, unregistered funds commonly referred to as hedge funds (the “Deephaven Funds”). Generally, hedge funds are defined as pools of capital that may invest in any asset class, including derivatives, and may use long and short positions, derivative instruments, and leverage in order to generate returns for investors. Deephaven is based in Minnetonka, MN, and also has offices in London and Hong Kong.

Below is a summary of assets under management at December 31, 2008, 2007 and 2006, and the blended fund returns for each of the years then ended:

	2008	2007	2006
Year-end assets under management (billions)	$2.0	$3.9	$4.2
Annual fund return to investors*	-32.6%	6.8%	22.8%

*	Annual fund return represents the blended annual return across all assets under management.

We earn fees from managing the Deephaven Funds, which consist of management fees, calculated as fixed percentages of assets under management, and incentive allocation fees, which, in general, are calculated as a percentage of the funds’ annual profits, if any.

Business Segment Structure

In 2003, the Company entered into long-term employment contracts with certain senior managers of Deephaven. These employment agreements, which became effective on January 1, 2004, had a three-year term which expired on December 31, 2006. The agreements provided for profit sharing bonuses based on the financial performance of Deephaven, which, for 2006, represented 50% of pre-tax earnings prior to the profit-sharing bonuses. The employment agreements also included an option for renewal by the Deephaven managers through 2009 under identical financial terms; however, the renewal option was not exercised.

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

In connection with entering into the 2006 Employment Agreements, the Deephaven Managers were granted an option (the “Option”) to obtain a 49% interest in Deephaven Holdings to which our interests in Deephaven would be contributed. The Option became exercisable after January 1, 2008 upon Deephaven having met certain requirements regarding minimum assets under management and employee retention. On January 10, 2008, Deephaven Managing Partners, LLC (“Deephaven Partners”), an entity owned and controlled by the Deephaven Managers, provided notice to the Company that it was exercising the Option.

On February 1, 2008, after regulatory and contractual approvals were received, the Company completed the transaction whereby the Company contributed its interest in Deephaven to Deephaven Holdings and Deephaven Partners acquired a 49% interest in Deephaven Holdings in exchange for the termination of the Deephaven Managers’ 2006 Employment Agreements and associated profit sharing bonuses and an equity contribution of $1 million to Deephaven Holdings by Deephaven Partners (the “Deephaven Transaction”). The Deephaven Transaction did not affect or result in any change to Deephaven’s role as investment manager to the funds it managed at that time or to the manner in which Deephaven carried out its duties as investment manager to those funds.

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements did not include the profit-sharing bonuses provided for under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings are allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on our Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses that are allocated to the Deephaven Managers are instead reported as Minority interest expense on our Consolidated Statements of Operations and included as Minority interest on our Consolidated Statements of Financial Condition.

Under the New LLC Agreement, we own 51% of the shares in Deephaven Holdings, and Deephaven Partners owns 49% of the shares. We are entitled to appoint a majority of the Board of Managers of Deephaven Holdings. Certain corporate actions require approval of a “super-majority” of members of the Board of Managers, including representatives of both Deephaven Partners and Knight. Neither party is permitted to transfer any of its interests in Deephaven Holdings to any unaffiliated third person without the consent of the other party. Any sale of Deephaven Holdings requires either (x) the consent of the holders of 75% of the shares or (y) if the aggregate consideration is in excess of $450 million, the approval of only Deephaven Partners (subject to a right of first refusal for the benefit of the Company). Pursuant to the New LLC Agreement, proceeds from any sale or liquidation of Deephaven or Deephaven Holdings will be allocated among the Company and Deephaven Partners based upon a formula that takes into account their capital accounts at the time of such sale or liquidation and relative profit sharing percentages over a defined period of time.

Clients and Products

Investors in the Deephaven Funds include banks, insurance companies, funds-of-hedge funds, corporate and public pension plan sponsors, trusts, endowments and private clients. Included within Deephaven’s $2.0 billion of assets under management as of December 31, 2008 is a corporate investment as a limited partner or non-managing member of $47.2 million held by the Company and $35.8 million in the deferred compensation plans relating to certain employees and directors. Separately, certain officers, directors and employees of the Company held direct investments aggregating approximately $47.1 million as limited partners or non-managing members in the Deephaven Funds. As of December 31, 2008, two investors each accounted for more than 10% of the Deephaven Funds’ assets under management.

As of December 31, 2008, approximately 61% of the Deephaven Funds’ assets under management were in the Global Multi-Strategy Fund (“GMS Fund”), formerly known as the Deephaven Market Neutral Fund. The investment philosophy for the GMS Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the GMS Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Within the GMS Fund, Deephaven generally employs a variety of investment strategies, including volatility-driven, fundamental equity, event-driven, credit-driven and global relative value macro/fixed income strategies, among others. The unprecedented market conditions, pending redemptions and industry-wide changes in margin and finance requirements led Deephaven to announce the suspension of redemptions in the GMS Fund and International Volatility Strategies Fund on October 30, 2008.

On January 31, 2008, Deephaven announced that it had concluded that it was in the best interests of investors in the Deephaven Event Fund (“Event Fund”) that the Event Fund return investors’ capital. As a result, redemptions in the Event Fund were suspended, and Deephaven began an orderly process to reduce trading positions to cash and return investors’ capital as promptly as reasonably practicable. Beginning February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee will be charged to investors in the Event Fund. As of December 31, 2008, the Event Fund held approximately $86 million in assets under management, or approximately 4% of the Deephaven Funds’ assets under management.

Deephaven also manages other single-strategy funds as well as several separately managed accounts for institutional investors. As of December 31, 2008, these single-strategy funds and all separately managed accounts had, in aggregate, approximately $689.2 million, or approximately 35%, of the Deephaven Funds’ assets under management as of such date.

Asset Management Competition

Historically, Deephaven competed primarily with other asset management companies that manage and sponsor multi-strategy, credit-driven, long short equity, event-driven and volatility-driven portfolios. As Deephaven launched single strategy funds, it competed with other asset management companies with similar investment strategies. Competition was primarily based on reputation, client relationships, the experience of the management team, investment strategies, risk profile, global presence, fee structures and historical fund returns.

Until 2008, there had been an on-going trend among fund management companies and institutions to allocate more of their assets to hedge fund investments. Due to the illiquidity in the credit market, steep decline in hedge fund performance and the unprecedented redemptions by investors in 2008, the hedge fund industry declined, as shown in the table below.

	Estimated number of hedge funds	Estimated total assets under management (millions)
1990	610	$38,910
1995	2,383	185,750
2000	3,873	490,580
2005	8,661	1,105,385
2006	9,462	1,464,526
2007	10,096	1,868,419
2008	9,176	1,407,095

Source: Hedge Fund Research, Inc. 2008 Industry Report

Asset Management Infrastructure

In managing the Deephaven Funds, Deephaven uses both an in-house developed proprietary order management system and a third-party portfolio management system. Deephaven has business continuity capabilities in place in the event it is unable to access or operate in its current locations. While Deephaven employs significant steps to develop, implement and maintain reasonable business continuity plans, we cannot guarantee its alternative systems and facilities will provide full continuity of operations after a significant business disruption.

Corporate Segment

Our Corporate segment includes the investment income earned on our strategic investments, our corporate investment as a limited partner or non-managing member in the Deephaven Funds and costs not associated with our other operating business segments, primarily corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance. The results from our Corporate segment for 2006 were positively impacted by realized gains from the sales of our strategic equity investments in the International Securities Exchange, Inc. (“ISE”) and the Nasdaq Stock Market, Inc., and for 2007 and 2008 by gains resulting from the partial sales of equity interests in Direct Edge ECN.

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a degree on our intellectual property, which includes our proprietary trading and execution technology, trade secrets and client base. We rely primarily on trade secret, trademark, domain name, patent and contract law to protect our intellectual property. It is our policy to enter into confidentiality, intellectual property ownership and/or non-competition agreements with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property.

Government Regulation and Market Structure

Most aspects of the Company’s business are subject to extensive securities regulation under federal, state and international laws. The SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, other self-regulatory organizations (commonly known as SROs), and other regulatory bodies, such as state securities commissions, promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets. Regulated entities are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of officers, supervisors and registered employees. Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censures, fines, the issuance of cease-and-desist orders or injunctions, or the suspension or disqualification of the entity and/or its officers, supervisors or registered employees. We, and certain of our past and present officers, directors and employees, have in the past been subject to claims alleging the violation of such laws, rules and regulations. We are currently subject to several of these matters as further described in Part I, Item 3 “Legal Proceedings” herein. Certain aspects of the Company’s public disclosure, corporate governance principles, internal control environment and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and Nasdaq.

Rule-making by the SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, other SROs and corresponding market structure changes has an impact on the Company’s regulated subsidiaries by directly affecting our method of operation and, at times, our profitability. Legislation can impose, and has imposed, significant obligations on broker-dealers, including those of our regulated subsidiaries. These increased obligations require the implementation and maintenance of internal practices, procedures and controls which have increased our costs and may subject us to regulatory inquiries, claims or penalties.

The regulatory environment in which we operate our Global Markets business is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, other SROs, other United States or foreign governmental regulatory authorities, and other regulatory bodies. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers. We cannot predict what effect, if any, such changes might have. However, there were, and could be, significant technological and compliance costs associated with the obligations which derive from compliance with such regulations.

The market structure in which the Global Markets business operates is rapidly changing. The recent expansion of many regional exchanges, in which several exchanges have created their own alternative trading systems (e.g., ECNs) and now compete in the OTC and listed trading venues, as well as the consolidation of exchanges (e.g., Nasdaq’s acquisition of the Boston and Philadelphia Stock Exchanges, as well as the NYSE’s acquisition of the American Stock Exchange) and the global expansion of exchanges (e.g., Nasdaq and the OMX, and NYSE and Euronext), have altered the landscape of the marketplace and intensified competition.

We have foreign based subsidiaries and plan to continue to expand our international presence. The brokerage industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, the Markets in Financial Instruments Directive (“MiFID”) adopted by the European Commission was implemented in November 2007. MiFID represents one of the more significant changes to take place in the operation of European capital markets. There were, and could be, significant technological and compliance costs associated with the obligations which derive from compliance with this regulation.

Deephaven became registered as an investment adviser with the SEC in 2006. Registration as an investment adviser has resulted in additional regulatory responsibilities and obligations on Deephaven’s business. Deephaven is also registered with the CFTC and is a member of the NFA as a “commodity pool operator” and a “commodity trading adviser.” Due to the nature of Deephaven’s client base, however, Deephaven is exempt from many of the CFTC and NFA regulations. Deephaven’s U.K. subsidiary is regulated by the FSA and Deephaven’s Hong Kong subsidiary is regulated by the SFC.

The Company believes that it is currently in material compliance with applicable regulations.

Net Capital Requirements

Certain of our subsidiaries are subject to the SEC’s Net Capital Rule. This rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments, commonly called haircuts, which reflect the possibility of a decline in the market value of an asset before disposition, and non-allowable assets.

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

During 2008, all of our broker-dealer subsidiaries were in compliance with their capital adequacy requirements. For additional discussion related to net capital, see Footnote 21 “Net Capital Requirements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Employees

At December 31, 2008, our headcount was 1,045 full-time employees, compared to 868 full-time employees at December 31, 2007. The increase in headcount is primarily related to the acquisitions of Knight Libertas and EdgeTrade, as well as the overall expansion of our Global Markets offerings in 2008. Of our 1,045 full-time employees at December 31, 2008, 924 were employed in the U.S. and 121 outside the U.S., primarily in London. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.    Risks Factors

We face a number of risks that may adversely affect our business, financial condition and operating results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

RISKS RELATED TO GLOBAL MARKETS BUSINESS

•	Conditions in the financial services industry and the securities markets may adversely affect our trading volumes and market liquidity

Our Global Markets operating segment is primarily transaction-based, and declines in trading volumes, prices and market liquidity would adversely affect our business and profitability. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from transaction execution activities. Lower price levels of securities and other instruments may also result in reduced revenue capture, and thereby reduced revenues from trade executions. Declines in market values of securities or other instruments can result in illiquid markets, losses on securities or other instruments held in inventory, the failure of buyers and sellers to fulfill their obligations and settle their trades, and increases in claims and litigation.

During 2008, and particularly during the second half of the year, the global financial services industry and securities markets experienced unprecedented and adverse conditions including substantially increased volatility, losses resulting from declining asset values, defaults on securities, and reduced liquidity. These events resulted in the failure of certain financial services firms, have led other firms to seek mergers with commercial banks and forced other firms to become bank holding companies that are regulated by the Federal Reserve Bank. While uncertainty surrounding the credit crisis and expectations for economic contraction has, in the short term, led to an increase in overall market volatility and increased trading volume in certain markets, this trend may not continue. If the levels of trading volume decrease as a result of events stemming from the current financial and credit crisis, our transaction-based revenues will decrease. Accordingly, any reduction in trading volumes or market liquidity could adversely affect our business and financial results in a material fashion.

•	Our future operating results may fluctuate significantly as a result of numerous factors, many of which are outside of our control

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, market conditions and the resulting volatility and credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our high velocity algorithmic trading models; the performance of our international operations and costs associated with international expansion; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the addition or loss of executive management, sales, electronic and voice trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters or proceedings; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share, growth and profitability in our Global Markets segment. If demand for our services declines in our Global Markets business segment due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

•	The trading activities of our Global Markets business expose us to the risk of significant losses

We conduct our trading activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities and other instruments for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities or other instruments we purchase or to repurchase securities or other instruments we sell in such transactions. From time to time, we may have large position concentrations in securities or other instruments of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. The success of our trading activities primarily depends upon our ability to attract order flow, the performance and size of, and volatility in, our quantitative market-making and program trading portfolios, the performance of our high velocity algorithmic trading models, market interaction, the skill of our trading personnel, general market conditions, effective hedging strategies and risk management processes, the price volatility of specific securities or other instruments, and the availability and allocation of capital. To attract order flow, we must be competitive on price, size of securities positions and other instruments traded, liquidity offerings, order execution speed, technology, reputation, and client relationships and service. In our role as a market-maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match the quotes other market-makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. All of the above factors could have a material adverse effect on our business, financial condition and operating results.

•	Substantial competition could reduce our market share and harm our financial performance

We derive substantially all of our revenues from Global Markets activities. During 2008, the securities markets endured unprecedented market conditions with high volatility, dramatic credit tightening and increased counterparty risk. These difficult conditions have continued into 2009, requiring us to continue to adapt to our clients’ needs amidst a changing landscape and competition. We face direct competition in our Global Markets business primarily from global, national and regional broker-dealers, and also alternative trading systems, crossing networks, ECNs and dark liquidity pools. Competition is primarily on the basis of our execution standards (including price, liquidity, speed and other client-defined measures), client relationships, reputation, market structure, product and service offerings, and technology. A number of our Global Markets competitors have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base. These competitors may be able to respond more quickly than we do to new or evolving opportunities and technologies, market changes, and client requirements and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. It is possible that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share.

As a result of the above, there can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and operating results.

•	We could lose significant sources of revenues if we lose any of our significant clients

At times, a limited number of Global Markets clients have accounted for a significant portion of our order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our Global Markets trade execution services to remain concentrated within a limited number of clients. None of our clients is contractually obligated to utilize us for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have purchased market-makers and specialist firms to internalize order flow. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our trade execution services. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and operating results.

•	The increased risk of defaults by counterparties may adversely affect our results of operations

During 2008, the market experienced unprecedented levels of defaults and uncertainty among participants in the financial services industry, with the failure of some firms and the bailout of other distressed institutions. We are at risk if issuers whose securities or other instruments we hold, customers, trading counterparties, counterparties under derivative contracts, clearing agents, exchanges, clearing houses or other financial intermediaries or guarantors default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows.

We conduct the majority of our trade executions as principal with broker-dealers, financial services firms and institutional counterparties located in the United States and abroad. We clear the majority of our trade executions through unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. At any time, a substantial portion of our assets are held at one or more clearing brokers and, accordingly, we are subject to credit risk with respect to such clearing brokers. One firm clears the majority of our trades and holds the majority of our assets within our Global Markets segment. Consequently, we are reliant on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We are also dependent on the solvency of such clearing brokers. Any failure by the clearing brokers to adequately discharge their obligations on a timely basis, the insolvency of a clearing broker, or any event adversely affecting the clearing brokers could have a material adverse effect on our business, financial condition and operating results.

•	We may not be able to keep up with rapid technological and other changes

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements,

and changing client demands. If we are not able to keep up with these rapid changes on a timely and cost-effective basis, we may be at a competitive disadvantage. The widespread adoption of new internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure. Any failure by us to anticipate or respond adequately to technological advancements, client requirements or changing industry standards, or any delays in the development, introduction or availability of new services, products or enhancements, could have a material adverse effect on our business, financial condition and operating results.

•	Capacity constraints, systems failures and delays could harm our business

Our business activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them and the services of certain third parties. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, terrorism and other similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts of capital in the last few years to upgrade the capacity, reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. Many of our systems are, and much of our infrastructure is, designed to accommodate additional growth without redesign or replacement; however, we may need to make significant investments in additional hardware and software to accommodate growth. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays. Such failures and delays could cause substantial losses for our clients and could subject us to claims from our clients for losses, including litigation claiming fraud or negligence. In the past, high trading volume has caused significant delays in executing some trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays.

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

We have developed business continuity capabilities that can be utilized in the event of a disaster or disruption. Since the timing and impact of disasters and disruptions are unpredictable, we have to be flexible in responding to actual events as they occur. Significant business disruptions can vary in their scope. A disruption might only affect the Company, a building housing the Company, a business district in which the Company is located, a city in which the Company is located or an entire region. Within each of these areas, the severity of the disruption can also vary from minimal to severe. The Company’s business continuity facilities are designed to allow us to substantially continue operations if we are prevented from accessing or utilizing our primary offices for an extended period of time. While the Company has employed significant effort to develop, implement and maintain reasonable business continuity plans, the Company cannot guarantee our systems will fully recover after a significant business disruption in a timely fashion. If we are prevented from using any of our current trading operations or any third party services, or if our business continuity operations do not work effectively, we may not have complete business continuity. This could have a material adverse effect on our business, financial condition and operating results.

•	Regulatory and legal uncertainties could harm our business

The capital markets industry in the United States is subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Broker-dealers and financial services firms are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of their officers, supervisors and registered employees. Our operations and profitability may be directly affected by, among other things, additional legislation or regulation; changes in rules promulgated by the SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA and other regulatory bodies or SROs; and changes in the interpretation or enforcement of existing laws, regulations and rules. Failure to comply with these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the market participant, broker-dealer or FCM, and/or their officers, supervisors or registered employees. Our ability to comply with applicable laws, regulations and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We are currently the subject of regulatory reviews and investigations that may result in disciplinary actions in the future due to alleged noncompliance.

Various regulatory and enforcement agencies have been reviewing regulatory reporting obligations and best execution and trading practices as they relate to the financial services and capital markets industries. These reviews could result in enforcement actions or new regulations which could adversely affect our operations.

The SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA and other regulatory bodies and SROs are constantly proposing, or enacting, new regulations for the marketplace. For example, FINRA enacted rules in November 2008 regarding the OTC Bulletin Board markets which require that all non-Nasdaq securities be subject to limit order protection. It is difficult to assess what the market structure implications will be from any such new regulations, but there could be significant technological and compliance costs associated with the obligations that derive from such new regulations.

Regulatory or legal actions or proceedings, changes in legislation or regulation, and changes in market customs and practices could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Our business is subject to substantial risk from litigation, regulatory investigations and potential liability under federal, state and international laws, rules and regulations

Many aspects of our business involve substantial risks of liability. We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, Department of Labor and other U.S. and non-U.S. regulatory bodies and SROs. We are also subject to the risk of litigation. From time to time, we, and certain of our past and present officers, directors and employees, have been named as parties in legal actions, regulatory investigations and proceedings, arbitrations and administrative claims and have been subject to claims alleging the violation of such laws, rules and regulations, some of which have resulted in the payment of fines and settlements. Moreover, we may be required to indemnify past and present officers, directors and employees in regards to these matters. We are subject to several of these matters as further described in “Legal Proceedings” in Part I, Item 3 herein. Certain corporate events, such as a reduction in our workforce, could also result in additional litigation or arbitration.

As we intend to defend vigorously any such litigation or proceeding, we could incur significant legal expenses. An adverse resolution of any current or future lawsuits, legal or regulatory proceedings or claims against us could have a material adverse effect on the Company’s business, financial condition and operating results.

RISKS RELATED TO ASSET MANAGEMENT BUSINESS

•	The failure to close the sale of the Deephaven business could adversely affect our business

On January 27, 2009, Deephaven entered into an agreement pursuant to which it will sell substantially all of its assets to Stark & Roth, Inc. (“Stark”) and Stark will assume certain limited liabilities of Deephaven (the “Stark Sale”). The closing of the Stark Sale is currently subject to a number of conditions including (i) approval of GMS Fund investors, (ii) the absence of any material adverse effect on the business of Deephaven, and (iii) other customary conditions, including the absence of any law or government order prohibiting the transaction. If Deephaven is unable to close the Stark Sale, it will have to explore other alternatives for the orderly exit from the Asset Management business which may result in increased costs. These efforts will be complicated by a number of factors including, without limitation: claims that may arise as a result of the termination of the Stark Sale; the public announcement of the proposed Stark Sale putting the investment community on notice that Deephaven intends to wind-down its business as promptly as practicable which could adversely affect Deephaven’s ability to continue to manage the Deephaven Funds; the public announcement of the proposed Stark Sale may have eliminated other options which Deephaven might have had in respect of managing the Deephaven Funds going forward; the public announcement of the proposed Stark Sale has resulted, and is expected to continue to result, in the termination of employment of Deephaven personnel and such loss of personnel could adversely affect Deephaven’s ability to continue to manage the Deephaven Funds; the public announcement of the proposed Stark Sale may adversely impact the Deephaven Funds’ financing, brokerage and counterparty relationships; and Deephaven personnel having devoted a substantial part of their business time to negotiating and completing the Stark Sale may have diverted their attention from other aspects of managing the Deephaven business. If the Stark Sale is not consummated, there can be no assurance that an alternative can be found or that the financial terms or outcome of such alternatives will not be less favorable to Deephaven, Deephaven investors and us than those that would have resulted from the Stark Sale. If we are unable to exit the Asset Management business in an orderly fashion, it could have a material and adverse effect on our business, financial condition and operating results.

•	Even if the Stark Sale is consummated, Deephaven may still face liabilities and expects to incur significant costs relating to its business, the Stark Sale and the wind-down of its business

While the consummation of the Stark Sale is intended to facilitate Deephaven’s orderly exit from the Asset Management business, Deephaven will still be subject to potential liabilities relating to its historical business operations and the Stark Sale. The stated purchase price in the Stark Sale is subject to reduction and offset in certain circumstances, and those reductions are expected to be significant. Under the terms of the Stark Sale, Stark is assuming few, if any, potential historical liabilities of Deephaven which means that Deephaven will continue to be responsible for any such liabilities. In addition, Deephaven and, in certain instances, the Company are responsible to indemnify Stark against certain potential liabilities and for breaches of representations, warranties and covenants under the sale agreement. Upon closing, Deephaven will continue to have oversight responsibility for the reduction to cash of the Deephaven Funds whose investors approve Stark, as a sub-advisor to Deephaven, and elect to reduce their investments to cash. Moreover, to the extent that investors in any other Deephaven Fund(s) (other than the GMS Fund) do not approve such an arrangement, Deephaven, either by itself or through a third-party, will have the obligation to reduce such Deephaven Fund(s) to cash and return such cash to investors. Following the completion of the Stark Sale, Deephaven will have limited personnel and assets to fulfill any potential obligations. Deephaven may also be subject to claims by, and liabilities to, various stakeholders or other parties, including Deephaven Fund investors, counterparties, regulatory authorities, owners and employees, resulting from the conduct of its business prior to the Stark Sale, the consummation of the Stark Sale and the terms offered to Deephaven Fund investors thereunder, and/or the wind-down of Deephaven’s business including the terminations of employment of Deephaven personnel. In addition to these potential claims and liabilities, as announced in a Form 8-K filed on February 26, 2009, Deephaven expects that it will incur significant costs associated with the wind-down of its operations, including severance, deferred benefits, retention and other employee benefits, lease and contract termination costs, asset writedowns and professional fees and other associated costs. Any such liabilities and costs may be material and could have a material and adverse effect on Deephaven’s and our financial condition and operating results.

•	The reduction to cash of the Deephaven Fund portfolios may result in further losses to Fund investors and resulting claims

Whether or not the Stark Sale closes, Deephaven currently intends to promptly reduce to cash a significant portion, if not all, of the assets under management in the various Deephaven Funds. If the Stark Sale closes, Stark would serve as sub-advisor to Deephaven to reduce to cash those Deephaven Funds whose investors approve such outcome. If the Stark Sale does not close, Deephaven will need to retain a third party to reduce the Deephaven Funds portfolios to cash. The attempt to reduce such investments to cash in a prompt manner may result in further losses to investors, including to the Company’s corporate investment in the Deephaven Funds. These losses could be exacerbated if trading counterparties take advantage of their knowledge that Deephaven may be reducing positions in the market. Any such losses may result in claims by Deephaven Fund investors against Deephaven or the Company, whether or not the Stark Sale closes.

•	The wind-down of our Asset Management business could cause losses to the Company and could adversely affect our business and financial condition and results

Whether or not the Stark Sale closes, the Company intends to seek a prompt exit from the Asset Management business. Because there are expected to be liabilities at Deephaven in connection with its historical activities and such wind-down, the Company may incur material losses associated with the Deephaven business. Such potential losses are in addition to any potential losses on the Company’s corporate investment in the Deephaven Funds. In addition, because the Company is the 51% owner of Deephaven Holdings, claims may be made against the Company relating to the Deephaven business, the Stark Sale and/or the wind-down of the business, including if Deephaven is unable to satisfy certain liabilities. There can be no assurance that any such potential losses or claims will not have a material adverse effect on our business, reputation, financial condition or results of operations.

•	Trading strategies within our Asset Management segment expose the business to significant risk

As of December 31, 2008, approximately 61% of the Deephaven Funds’ assets under management were in the GMS Fund. The investment philosophy for the GMS Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the GMS Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Within the GMS Fund, Deephaven generally employs a variety of investment strategies, including volatility-driven, fundamental equity, event-driven, credit-driven and global relative value macro/fixed income strategies among others. The strategies employed by our Asset Management business could result in substantial risk of loss both to investors and to the Company’s corporate investment in the Deephaven Funds. As the Asset Management business employs leverage as an integral part of its various strategies, the risk of loss and the volatility of the underlying Deephaven Funds’ portfolios are increased. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities which could have a material adverse effect on our business, financial condition and operating results.

RISKS RELATED TO THE COMPANY

•	We have incurred substantial debt obligations under our Credit Agreement that could adversely affect our operations and financial condition

As of December 31, 2008, we have borrowed the maximum $140.0 million of indebtedness under our three-year credit facility (the “Credit Agreement”) we entered into in October 2007. The proceeds of the borrowings under our credit facility have been used to finance share repurchases, finance selective acquisitions and for general corporate purposes. Incurring substantial indebtedness may have adverse consequences on us, including increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to compete with other less leveraged competitors and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions, expansions and general corporate or other purposes; and exposing us to interest rate risk because the interest rate on borrowings under our credit facility is variable.

Moreover, our ability to repay or refinance our debt will depend on our successful financial and operating performance. In addition, the Credit Agreement contains customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of defaults. The Credit Agreement also contains financial covenants tied to the maintenance of financial ratios and metrics. These obligations may limit certain activities of the Company, including, but not limited to, certain mergers, acquisitions or dispositions of assets, repurchases of shares and payment of dividends, in each case above certain threshold amounts as set forth in the Credit Agreement. Our ability to satisfy certain of these covenants can be affected by a number of factors, many of which are beyond our control, and there can be no assurances that we will be able to satisfy them.

•	We are highly dependent on key personnel

We are highly dependent on a limited number of key executives. Except for Thomas Joyce, our Chairman of the Board and Chief Executive Officer, who has an employment contract through December 2012, and the head of our institutional fixed income broker-dealer, no other key executive has an employment contract with the Company. Our success will be dependent to a large degree on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. Competition for such personnel is intense. The loss of the services of any of our key executives or the inability to identify, hire and retain necessary highly qualified executive management in the future could have a material adverse effect on our business, financial condition and operating results.

Our success also depends, in part, on the highly skilled, and often specialized, individuals we employ. Our ability to attract and retain management, sales, electronic and voice trading and technology professionals is important to our business strategy. The Company strives to provide high quality services that will allow it to establish and maintain long-term relationships with its clients. The Company’s ability to do so depends, in large part, upon the individual employees who represent the Company in its dealings with such clients. There can be no assurance that the Company will not lose such professionals due to increased competition or other factors in the future. The loss of sales, trading or technology professionals, particularly senior professionals with broad industry expertise, could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Acquisitions, strategic investments and strategic relationships involve certain risks

Over the last several years, we have undertaken several strategic acquisitions, including the completed acquisitions of EdgeTrade and Knight Libertas. We intend to continue to pursue opportunistic strategic acquisitions of, or investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

•	International expansion involves certain risks

The Company is expanding its international presence which may expose the Company to cultural, regulatory and governmental risks. The financial services industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to successfully conduct or expand our business internationally. Additionally, the expansion into international locations involves substantial operational and execution risk. We may not be able to manage these risks effectively.

•	Risks and uncertainties regarding the Company’s stock repurchase program

As of December 31, 2008, the Company had $249.6 million remaining under its $1.0 billion stock repurchase program. The pursuit and completion of the Company’s stock repurchase program is uncertain and subject to a variety of risks, including, without limitation, whether or not the Company will complete the stock repurchase program during any particular time frame or at all, whether the Company’s cash flow from earnings and cash on hand will be sufficient to fund the stock repurchase program, and the effect of pursuing the program on the Company’s balance sheet (including the potential use of cash on the Company’s balance sheet and possible incurrence of debt to finance the program). In addition, the pursuit of the program is subject to the impact of market conditions, trading restrictions, legal requirements and alternative requirements for available cash. It is possible that pursuing the program will limit the ability of the Company to pursue other needs and opportunities that may arise, such as capital expenditures, acquisitions and other opportunities to grow our business.

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

In 2008, the Company recorded a net benefit of $1.3 million related to lease losses, primarily due to the adjustment of previously recognized lease losses with respect to our 545 Washington Boulevard property in Jersey City, N.J. The Company entered into two sub-lease agreements in 2007 for 21,171 square feet for which it had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-leases and the assumptions used in the calculation of the lease loss accrual. At December 31, 2008, we have approximately 50,000 square feet of unoccupied space remaining in Jersey City and the Company has engaged a real estate broker to sub-lease this excess space. The balance of the lease loss accrual from the unoccupied space was derived from assumptions and estimates based on lease terms of an anticipated sub-lease agreement, which assumed a sub-lease would commence at the beginning of 2010, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market and space to assess the reasonableness of our applicable assumptions.

Item 3.    Legal Proceedings

From time to time, we and certain of our past and present officers, directors and employees have been named as parties to legal actions, arbitrations, administrative claims and regulatory reviews and investigations arising in connection with the conduct of our businesses. We are subject to several of these matters at the present time. Although there can be no assurances, at this time the Company believes, based on information currently available, that the outcome of each of the matters will not have a material adverse effect on the consolidated financial condition of the Company, although they might be material to operating results for any particular period, depending, in part, upon operating results for that period.

Legal

Eagletech Communications Inc. et al. v. Citigroup, Inc. et al.—In this case, which was initially filed in the Circuit Court, Broward County, Florida, the plaintiffs generally allege that the Company and approximately 20 securities firms participated in a scheme to manipulate Eagletech stock using methods such as naked short selling. Pursuant to an Order dated June 25, 2008, the Court dismissed with prejudice four of plaintiffs’ federal claims against Knight and remanded plaintiffs’ remaining claims to the Clerk of the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. On or about July 25, 2008, plaintiffs filed a Notice of Appeal. On February 17, 2009, plaintiffs’ voluntary request to dismiss the Notice of Appeal was granted. The plaintiffs’ remaining claims are proceeding in state court.

Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al.—In January 2004, thirty-five securities firms, including the Company and its former operating subsidiary, Knight Financial Products LLC (collectively the “market-maker defendants”), as well as four options exchanges, were named in a complaint filed in the United States District Court for the Northern District of Illinois. The plaintiffs in the action allegedly submitted orders to buy and sell options on the four named options exchanges, and the market-maker defendants were prospective and/or actual counterparties to those orders. The plaintiffs allege that during the period beginning on September 11, 2000 the market-maker defendants, among other things, failed to provide a competitive and orderly market for the purchase and sale of the options and issued false and misleading price quotations that deceived the plaintiffs. The plaintiffs allege that this conduct violated certain sections of the Sherman and Clayton Acts, the federal securities laws and Illinois state law, and also should result in common law liability. The plaintiffs requested unspecified monetary damages and injunctive relief. On or about March 30, 2005, the court dismissed the complaint with prejudice and entered judgment against the plaintiffs. Plaintiffs moved to vacate the judgment and for reconsideration of the dismissal. The court then permitted plaintiffs to file an amended complaint and to add additional parties as plaintiff. Defendants moved to dismiss the amended complaint. In September 2006, the District Court dismissed, with prejudice, the federal causes of action in the consolidated complaint, and dismissed without prejudice, for lack of jurisdiction, the state law causes of action in the consolidated complaint. Judgment was entered by the court in September 2006. Thereafter, plaintiffs filed post-trial motions seeking reconsideration of the court’s decision and requesting the court to vacate its judgment. On March 23, 2007, the court granted plaintiffs’ motion for reconsideration in part, by allowing them to file an amended complaint against the market-maker defendants, but not against the options exchanges. The amended complaint, filed April 5, 2007, alleges federal claims based on the Securities Exchange Act of 1934 and state law claims based on Illinois statutory and common law. On May 25, 2007, the Company and Knight Financial Products LLC answered the amended complaint, denying liability. On June 13, 2007, the court established a discovery schedule. On November 27, 2007, the defendants moved for reconsideration of the March 23, 2007 order permitting plaintiffs to file the amended complaint, and for dismissal of the amended complaint. On February 7, 2008, the court reconsidered its March 23, 2007 order and dismissed certain defendants but not others. Knight Financial Products LLC was not among the dismissed defendants, and remains in the case. Discovery is proceeding and the Company is defending this action vigorously.

Regulatory

We own subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. We make these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by our primary regulators, the SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, and NFA. As a major order flow execution destination, we are named from time to time in, or are asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from our trading activity. The Company is currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, other SRO disciplinary action and/or civil or administrative action.

In March 2005, NASD (now known as FINRA) announced that it had charged Kenneth Pasternak, former CEO of Knight Securities, L.P. (“KSLP”) (now known as KEM), and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.” Pursuant to a decision dated April 11, 2007, the majority of a NASD Hearing Panel found that Pasternak and Leighton failed to supervise KSLP’s Institutional Sales Department reasonably during the period of January 1999 to September 2000 in violation of NASD rules. Pasternak and Leighton were each fined $100,000. Pasternak was suspended from acting in all supervisory capacities for two years and Leighton was barred from acting in all supervisory capacities. In May 2007, Pasternak and Leighton each filed a Notice of Appeal from the NASD Hearing Panel’s decision and the NASD filed a Notice of Cross-Appeal from the NASD Hearing Panel’s decision. This matter was heard on July 28, 2008 by a sub-committee of FINRA’s National Adjudicatory Council (the “NAC”), and we expect the NAC will issue its decision before the end of 2009.

In August 2005, the SEC announced that it had filed a civil fraud action in the United States District Court for the District of New Jersey against Kenneth Pasternak and John Leighton. Pursuant to an Order filed on June 24, 2008, the Court ordered that judgment be entered in favor of Pasternak and Leighton and against the SEC. The SEC’s time to appeal this ruling has expired.

In 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its former subsidiary, Knight Financial Products LLC, during the period of time that the subsidiary conducted the Derivative Markets business prior to its sale by the Company in December 2004. The Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period from 1999 to 2005. The Company responded to this request and is cooperating with the staff of the SEC and certain regional exchanges to resolve this matter. For further information regarding this matter, see Footnote 14 “Discontinued Operations and Regulatory Charges and Related Matters,” in Part II, Item 8 “Financial Statements and Supplementary Data” included in this document.

Other Matters

In addition to the matters described above, in the normal course of business, the Company has been named, from time to time, as a defendant or respondent in various legal actions, including arbitrations, class actions and other litigation arising in connection with its business activities. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. From time to time, Deephaven may be a plaintiff in suits filed in federal or state courts taken in support of activist or other investments made by one of the funds managed by Deephaven. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, the Company cannot predict with certainty the eventual loss, or range of loss, or the range of potential recovery, related to such matters. The Company is contesting liability and/or the amount of damages in each pending matter.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol “NITE”. Public trading of our Class A Common Stock commenced on July 8, 1998. The following table sets forth, for the past two years, the high and low quarterly closing sales price per share of the Class A Common Stock as reported by the Nasdaq Global Select Market:

2008	High	Low
First Quarter	$17.76	$12.52
Second Quarter	19.34	15.00
Third Quarter	18.02	13.72
Fourth Quarter	16.59	11.84

2007
First Quarter	21.47	15.13
Second Quarter	18.26	15.85
Third Quarter	16.80	11.65
Fourth Quarter	14.49	12.24

The closing sale price of our Class A Common Stock as reported by the Nasdaq Global Select Market on February 26, 2009, was $17.36 per share. As of that date there were approximately 416 holders of record of our Class A Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by our transfer agent, there are approximately 36,500 beneficial holders of our Class A Common Stock. Restricted stock awards are included in the calculation of holders of record while restricted stock unit awards are not included.

We have never declared or paid a cash dividend on our Class A Common Stock. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many other factors, including, but not limited to, our results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

Comparative Stock Performance Graph

The graph below compares the total cumulative return of the Knight Class A Common Stock from December 31, 2003 through December 31, 2008, to the Standard & Poor’s 500 Index and the SNL Broker/Dealer Index. The graph assumes that dividends were reinvested and is based on an investment of $100 on December 31, 2003.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Knight Capital Group, Inc.	100.00	74.69	67.46	130.76	98.23	110.16
SNL Broker/Dealer Index	100.00	106.77	128.86	182.19	163.61	54.90
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53

The following table contains information about our purchases of Class A Common Stock during the fourth quarter of 2008 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2008 - October 31, 2008
Common stock repurchases	—		—	$254,254
Employee transactions(2)	21		—

Total	21	$13.69	—

November 1, 2008 - November 30, 2008
Common stock repurchases	301		301	$249,616
Employee transactions(2)	5		—

Total	306	$15.39	301

December 1, 2008 - December 31, 2008
Common stock repurchases	—		—	$249,616
Employee transactions(2)	154		—

Total	154	$15.42	—

Total
Common stock repurchases	301		301
Employee transactions(2)	180		—

Total	481	$15.33	301

Totals may not add due to rounding.

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008, regarding the Company’s equity compensation plans for stock-based awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)(1)
	(In thousands, except weighted-average exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,748	$13.32	9,838
Equity compensation plans not approved by securityholders	—	—	—

Total	4,748	$13.32	9,838

(1)	Securities remaining available for future issuance under equity compensation plans approved by security holders include 1.6 million shares under the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, 5.1 million shares under the Knight Capital Group, Inc. 2003 Equity Incentive Plan and 3.1 million shares under the Knight Capital Group, Inc. 2006 Equity Incentive Plan. These plans are discussed further in Footnote 11, “Stock-Based Compensation” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

Item 6.    Selected Financial Data

The following selected consolidated financial data are qualified by the Consolidated Financial Statements of Knight Capital Group, Inc. and the Notes thereto included elsewhere in this document. The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2008, 2007 and 2006 and the Consolidated Statements of Financial Condition Data at December 31, 2008 and 2007 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2005 and 2004 and the Consolidated Statements of Financial Condition Data at December 31, 2006, 2005 and 2004 are derived from Consolidated Financial Statements not included in this document.

	For the years ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data(1):	(In thousands, except per share amounts)
Revenues
Commissions and fees	$538,875	$435,966	$393,226	$276,117	$253,298
Net trading revenue	446,707	286,199	243,761	165,614	250,993
Asset management fees	46,344	116,777	213,888	89,227	77,658
Interest, net	7,579	17,560	16,364	9,199	4,986
Investment (loss) income and other, net	(6,607)	28,718	72,219	74,541	16,441

Total revenues	1,032,898	885,220	939,458	614,698	603,376

Transaction-based expenses
Execution and clearance fees	107,402	120,261	106,908	99,427	111,788
Soft dollar expense	60,749	49,838	53,369	43,566	37,405
Payments for order flow and ECN rebates	43,639	54,564	42,191	21,220	36,632

Total transaction-based expenses	211,790	224,663	202,468	164,213	185,825

Revenues, net of transaction-based expenses	821,108	660,557	736,990	450,485	417,551
Other direct expenses
Employee compensation and benefits	370,778	346,476	352,353	229,460	244,550
Communications and data processing	47,461	36,956	33,120	32,513	28,896
Depreciation and amortization	27,494	22,075	20,641	16,355	14,248
Occupancy and equipment rentals	20,494	14,083	13,536	13,554	16,852
Professional fees	19,483	19,360	20,568	19,555	14,915
Business development	18,221	15,997	14,343	6,419	8,269
Interest expense	5,014	182	337	180	339
Writedown of assets and lease loss accrual, net	1,236	(2,470)	8,480	10,055	3,810
Regulatory charges and related matters	—	—	—	5,703	79,342
Other	12,617	15,418	17,101	11,541	6,844

Total other direct expenses	522,798	468,077	480,479	345,335	418,065

Other Income
Non-operating gain from subsidiary stock issuance	15,947	8,757	—	—	—

Income (loss) from continuing operations before income taxes and minority interest	314,257	201,237	256,511	105,150	(514)
Income tax expense	130,193	77,560	98,165	38,912	9,258

Income (loss) from continuing operations before minority interest	$184,064	$123,677	$158,346	$66,238	$(9,772)
Minority interest expense	6,153	—	—	—	—

Income (loss) from continuing operations	$177,911	$123,677	$158,346	$66,238	$(9,772)
(Loss) income from discontinued operations, net of tax	$—	$(1,437)	$—	$122	$100,904

Net income	$177,911	$122,240	$158,346	$66,360	$91,132

Basic earnings per share from continuing operations	$2.01	$1.27	$1.56	$0.64	$(0.09)

Diluted earnings per share from continuing operations	$1.94	$1.23	$1.49	$0.62	$(0.08)

Basic earnings per share from discontinued operations	$—	$(0.01)	$—	$—	$0.90

Diluted earnings per share from discontinued operations	$—	$(0.01)	$—	$—	$0.86

Basic earnings per share	$2.01	$1.26	$1.56	$0.64	$0.81

Diluted earnings per share	$1.94	$1.21	$1.49	$0.62	$0.77

Shares used in computation of basic earnings per share	88,407	97,050	101,420	103,456	112,423

Shares used in computation of diluted earnings per share	91,760	100,796	106,243	106,882	117,636

	December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$440,621	$222,435	$214,760	$230,591	$445,539
Securities owned, held at clearing brokers, at fair value	476,111	412,565	711,775	380,367	254,473
Investment in Deephaven sponsored funds	47,152	83,732	187,573	281,657	215,330
Total assets	2,014,575	1,755,813	2,028,215	1,416,016	1,394,020
Securities sold, not yet purchased, at fair value	385,003	335,280	693,071	345,457	221,421
Long term debt	140,000	70,000	—	—	—
Total stockholders’ equity	1,027,358	885,378	962,487	823,448	851,202

(1) - Certain prior year amounts have been reclassified to conform to current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a leading financial services firm that provides electronic and voice access to the capital markets across multiple asset classes for buy-side, sell-side and corporate clients. We also have provided asset management services for institutional and private clients through our Asset Management segment, which we are in the process of preparing to exit. We continually apply knowledge and innovation to the trade execution process to build lasting client partnerships through consistent performance and superior client service. We have three operating segments, Global Markets, Asset Management and Corporate.

•

Global Markets—Our Global Markets segment provides market access and trade execution services in nearly every U.S. equity security and a large number of international securities, fixed income, foreign exchange, futures and options. Our approach to trading combines deep liquidity with robust trading technology and capital facilitation, when necessary, to deliver high quality trade executions consistent with client-defined measures.

•

Asset Management—Our Asset Management segment consists of our 51% ownership of Deephaven Capital Management Holdings LLC (“Deephaven Holdings”), the parent company of Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”), a global, multi-strategy alternative investment manager. Assets under management were $2.0 billion as of December 31, 2008, down from $3.9 billion of assets under management as of December 31, 2007.

Due to unprecedented market conditions, pending redemptions and industry-wide changes in margin and finance requirements, and after evaluation of a number of strategic options, the Company concluded that it was in the best interests of investors in the Deephaven Funds and the Company’s shareholders to exit our Asset Management segment. For information regarding our plan to exit from our Asset Management segment, refer to the “Deephaven” and “Subsequent Events” sections within this Management’s Discussions and Analysis of Financial Condition and Results of Operations (“MD&A”).

•

Corporate—Our Corporate segment includes investment income earned on strategic investments and our corporate investment as a limited partner or non-managing member in funds managed by the Asset Management segment (the “Deephaven Funds”) and all corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

The following table sets forth: (i) Revenues, (ii) Expenses, (iii) Minority interest expense, (iv) Other income and (v) Pre-tax earnings (loss) after minority interest expense of our segments and on a consolidated basis (in millions):

	For the years ended December 31,
	2008	2007	2006
Global Markets
Revenues	$998.5	$739.9	$657.6
Expenses	641.1	559.6	507.3

Pre-tax earnings	357.5	180.4	150.3

Asset Management
Revenues	33.3	118.2	214.9
Expenses	52.6	101.7	140.1

Pre-tax (loss) earnings	(19.4)	16.5	74.8
Minority interest expense	6.2	—	—

Pre-tax (loss) earnings after minority interest expense	(25.5)	16.5	74.8

Corporate
Revenues	1.1	27.1	66.9
Expenses	40.9	31.5	35.5
Other income	15.9	8.8	—

Pre-tax (loss) earnings	(23.8)	4.3	31.4

Consolidated
Revenues	1,032.9	885.2	939.5
Expenses	734.6	692.7	682.9
Other income	15.9	8.8	—

Pre-tax earnings	314.3	201.2	256.5
Minority interest expense	6.2	—	—

Pre-tax earnings after minority interest expense	$308.1	$201.2	$256.5

*	Totals may not add due to rounding.

Consolidated Revenues in 2008 increased $147.7 million, or 16.7% from 2007, consolidated Expenses increased $41.8 million or 6.0% from 2007 and Other income increased $7.2 million, or 82.1% from 2007. Overall, Consolidated Pre-tax earnings after minority interest expense in 2008 increased $106.9 million, or 53.1% from 2007.

The changes in our Pre-tax earnings after minority interest expense by segment from 2007 to 2008 are summarized as follows:

•

Global Markets—Our Pre-tax earnings from Global Markets increased in 2008 by $177.1 million, or 98.2%, from 2007. The increase is primarily due to higher average daily U.S. equity dollar value traded, greater trade volumes and improved trading performance and margins.

•

Asset Management—Our Pre-tax results after minority interest expense from Asset Management decreased in 2008 by $42.0 million from the results in 2007. The decrease is primarily due to lower incentive allocation fees as a result of significantly lower fund returns and lower management fees as a result of a decrease in assets under management, offset in part by a decrease in profitability-based bonuses. Asset Management revenues in 2008 were also adversely impacted by the announced closing of the Event Fund, as described further under the headings “Deephaven” and “Subsequent Events” in this MD&A.

•

Corporate—Our Pre-tax results from our Corporate segment in 2008 decreased by $28.2 million from 2007, primarily due to losses on our corporate investment as a limited partner or non-managing member in the Deephaven Funds offset, in part by an increase of $7.2 million in pre-tax gains in Other income from the additional partial sale of our equity interest in Direct Edge during 2008.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, introductions of or enhancements to trade execution services by us or our competitors; the value of our securities positions and other instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities traded; the composition of our order flow; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our high velocity algorithmic trading models; the performance of our international operations and cost associated with our international expansion; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the level of assets under management and fund returns; performance of the asset management investment strategies; the addition or loss of executive management, sales, electronic and voice trading, technology and asset management professionals; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share, growth and profitability in our Global Markets segment. If demand for our services declines due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

Trends

Global Economic Trends

Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid equity markets and level of trading volumes.

Economic growth continued to slow during 2008, with weakness becoming more broadly based across global economies in the second half of 2008. The U.S. economy entered a recession in the beginning of 2008 which intensified as the year progressed. Much of the slowdown was attributable to weakness in credit markets brought on by contraction in the housing market and the associated increase in mortgage defaults. Liquidity and credit concerns were further exacerbated with the changing landscape of the U.S. financial services industry. Global financial markets continued to experience substantially increased levels of volatility due to concerns about the outlook for global growth, inflation, declining asset values, and credit markets continued to experience illiquidity and wider credit spreads.

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

•

Market structure changes, competition and technology advancements have also led to a dramatic increase in electronic message traffic. These increases in message traffic place heavy strains on the technology resources, bandwidth and capacities of market participants.

•

Due to regulatory scrutiny over the past several years relating to equity sell-side research and the continued focus by investors on execution quality and overall transaction costs, more institutional clients allocate commissions to broker-dealers based on the quality of executions. In the past, a significant portion of institutional equity commissions were allocated to broker-dealers in exchange for either research or soft dollar and commission recapture programs.

•

There has been continued scrutiny of market-makers, specialists and hedge funds by the regulatory and legislative authorities. New legislation or modifications to existing regulations and rules could occur in the future and could materially impact the Company’s revenues and profitability. For example, in November 2008, FINRA enacted rules regarding the OTC Bulletin Board markets which required that all non-Nasdaq securities be subject to limit order protection. Also, further amendments to Regulation SHO and related short sale rules, could make it much more difficult for market makers to sell securities short.

•

There continues to be growth in electronic equity trading, as evidenced by increased volumes in direct market access platforms, algorithmic and program trading, and ECNs and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow.

•

The macro-economic environment and market conditions have had an adverse impact on the profitability of alternative asset management business, such as Deephaven, resulting in volatile earnings and increased investor redemptions across the industry.

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

Trading profits and losses on principal transactions are included within Net trading revenue. These revenues are primarily affected by changes in the amount and mix of U.S. equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, development of, and enhancement to, our quantitative market-making models, performance of our high velocity algorithmic trading models that interact with street flow, volatility in the marketplace, our mix of sell- and buy-side clients, regulatory changes and evolving industry customs and practices.

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

Investment (loss) income and other, net primarily represents income earned, net of losses, related to our corporate investment as a limited partner or non-managing member in the Deephaven Funds, our strategic investments and returns on deferred compensation investments. Such (loss) income is primarily affected by the level of our corporate investments in our Deephaven Funds and performance by the Deephaven Funds, as well as the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.

Transaction-based expenses

Transaction-based expenses include variable expenses directly incurred in conjunction with generating Net trading revenue and Commissions and fees and consist of Execution and clearance fees, Soft dollar expense, and Payments for order flow and ECN rebates.

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

Soft dollar expense represents payments to third parties in connection with our commission management programs. Soft dollar expense fluctuates based on U.S. equity share volume executed on behalf our institutional clients who participate in these programs.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and rebates for providing liquidity to Direct Edge ECN, which was included as a consolidated subsidiary in the Consolidated Statements of Operations for all periods presented from the date of acquisition until September 28, 2007 (the “Deconsolidation Date”). Payments for order flow and ECN rebates fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow and ECN rebates also fluctuate based on U.S. equity share volume, our profitability and the mix of market orders and limit orders.

Other direct expenses

Other direct expenses primarily consist of Employee compensation and benefits, Communications and data processing, Depreciation and amortization, Occupancy and equipment rentals, Professional fees, Business development and Interest expense.

Employee compensation and benefits expense, our largest expense, primarily consists of salaries and wages paid to all employees and profitability-based compensation, which includes compensation paid to sales personnel, incentive compensation paid to all other employees based on our profitability and changes in value of certain deferred compensation investments. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.

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

Professional fees consist primarily of legal, accounting and consulting fees.

Business development consists primarily of costs related to marketing, conferences and relationship management.

Interest expense consists primarily of cost associated with our credit facilities.

Other income

Other income consists of non-operating gains from subsidiary stock issuances relating to the partial sales of our ownership of Direct Edge ECN.

Minority interest expense

Minority interest expense primarily represents the amounts distributable to the Deephaven Managers, pursuant to the Deephaven Holdings LLC agreement and includes an accrual for a one-time minimum guaranteed distribution for 2008. For a discussion regarding the Deephaven Transaction, see the heading “Deephaven” in this MD&A.

Results of Operations

The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the years ended December 31,
	2008	2007	2006
Revenues
Commissions and fees	52.2%	49.2%	41.9%
Net trading revenue	43.2%	32.3%	25.9%
Asset management fees	4.5%	13.2%	22.8%
Interest, net	0.7%	2.0%	1.7%
Investment (loss) income and other, net	–0.6%	3.2%	7.7%

Total revenues	100.0%	100.0%	100.0%

Transaction-based expenses
Execution and clearance fees	10.4%	13.6%	11.4%
Soft dollar expense	5.9%	5.6%	5.7%
Payments for order flow and ECN rebates	4.2%	6.2%	4.5%

Total transaction-based expenses	20.5%	25.4%	21.6%

Revenues, net of transaction-based expenses	79.5%	74.6%	78.4%

Other direct expenses
Employee compensation and benefits	35.9%	39.1%	37.5%
Communications and data processing	4.6%	4.2%	3.5%
Depreciation and amortization	2.7%	2.5%	2.2%
Occupancy and equipment rentals	2.0%	1.6%	1.4%
Professional fees	1.9%	2.2%	2.2%
Business development	1.8%	1.8%	1.5%
Interest expense	0.5%	0.0%	0.0%
Writedown of assets and lease loss accrual, net	0.1%	–0.3%	0.9%
Other	1.2%	1.7%	1.8%

Total other direct expenses	50.6%	52.9%	51.1%

Other Income
Non-operating gain from subsidiary stock issuance	1.5%	1.0%	0.0%

Income from continuing operations before income taxes and minority interest	30.4%	22.7%	27.3%
Income tax expense	12.6%	8.8%	10.4%

Income from continuing operations before minority interest	17.8%	14.0%	16.9%
Minority interest expense	0.6%	0.0%	0.0%

Income from continuing operations	17.2%	14.0%	16.9%
Loss from discontinued operations, net of tax	0.0%	–0.2%	0.0%

Net income	17.2%	13.8%	16.9%

Percentages may not add due to rounding.

Years Ended December 31, 2008 and 2007

Revenues

Global Markets

The results of our Global Markets segment for the year ended December 31, 2008 include the full year results of KEM, KCM, Knight Direct, Hotspot, Knight BondPoint and KEMIL. EdgeTrade was acquired in January 2008 and merged into Knight Direct in August 2008. Knight Libertas was acquired in July 2008. The results of EdgeTrade and Knight Libertas are consolidated from their respective acquisition dates for the year ended December 31, 2008.

The results of Direct Edge ECN were included in the results of our Global Markets segment through the Deconsolidation Date in September 2007 and are recorded under the equity method within the Corporate segment for all periods subsequent to the Deconsolidation Date.

	For the years ended December 31,
	2008	2007	Change	% of Change
Commissions and fees (millions)	$538.9	$436.0	$102.9	23.6%
Net trading revenue (millions)	446.7	286.2	160.5	56.1%
Interest, net (millions)	3.8	14.6	(10.7)	-73.8%
Investment income and other, net (millions)	9.1	3.2	5.9	185.7%

Total Revenues from Global Markets (millions)	$998.5	$739.9	$258.6	35.0%

Average daily U.S. equity dollar value traded ($ billions)	19.2	12.7	6.4	50.4%
Average daily U.S. equity trades (thousands)	2,548.0	1,334.1	1,213.9	91.0%
Nasdaq and Listed equity shares traded (billions)	195.7	113.6	82.1	72.2%
OTC Bulletin Board and Pink Sheet shares traded (billions)	802.7	821.8	(19.1)	-2.3%
Average revenue capture per U.S. equity dollar value traded (bps)	1.5	1.6	(0.1)	-5.0%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 35.0% to $998.5 million in 2008, from $739.9 million in 2007. Revenues in 2008 were positively impacted by higher average daily U.S. equity dollar value traded, greater trade volumes, improved results from electronic quantitative market-making efforts, performance of our high velocity algorithmic trading models that interact with street flow and the additions of EdgeTrade and Knight Libertas offset, in part, by a decrease in revenue capture per U.S. equity dollar value traded, lower share volume in OTC Bulletin Board and Pink Sheet shares and the deconsolidation of Direct Edge ECN in September 2007.

Average revenue capture per U.S. equity dollar value traded was 1.5 basis points (“bps”) in 2008, down 5.0% from 1.6 bps in 2007. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in Nasdaq and Listed volumes from an expanded broker-dealer client base as well as a decrease in OTC Bulletin Board and Pink Sheet shares traded. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $721.6 million and $500.8 million in 2008 and 2007, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Knight Direct, Direct Edge ECN, Hotspot, Knight BondPoint and Knight Libertas.

Asset Management

	For the years ended December 31,
	2008	2007	Change	% of Change
Incentive allocation fees (millions)	$12.4	$72.4	$(60.0)	-82.8%
Management fees (millions)	33.9	44.3	(10.4)	-23.5%
Interest income and other, net (millions)	(13.1)	1.4	(14.5)	NM

Total Revenues from Asset Management (millions)	$33.3	$118.2	$(84.9)	-71.8%

Average month-end balance of assets under management (millions)	$2,993.3	$4,087.8	$(1,094.5)	-26.8%
Annual fund return to investors*	–32.6%	6.8%	-39.4%	NM

*	Annual fund return represents the blended annual return across all assets under management in the Deephaven Funds.
NM—Not	meaningful

Total revenues from the Asset Management segment, which primarily consist of management fees and incentive allocation fees, decreased 71.8% to $33.3 million in 2008, from $118.2 million in 2007. The decrease is primarily due to substantially lower incentive allocation fees as a result of negative blended fund returns in 2008, a decrease in management fees due to lower average assets under management, and losses associated with deferred compensation investments related to certain employees which are included in Interest income and other, net in the chart above. Asset management fees were also adversely affected by the announced closing of the Event Fund during the first quarter of 2008. As of February 1, 2008, and through the period of time Deephaven is returning investors’ capital, no management or incentive allocation fee is being charged to investors in the Event Fund.

The average month-end balance of assets under management decreased to $3.0 billion in 2008, from $4.1 billion in 2007. The blended annual fund return across all assets under management for 2008 was a loss of 32.6%, down from a gain of 6.8% in 2007. The returns for 2008 were affected by a difficult market environment, particularly in the second half of the year, which resulted in significant losses for the various investment strategies.

Corporate

	For the years ended December 31,
	2008	2007	Change	% of Change
Total Revenues from Corporate (millions)	$1.1	$27.1	$(26.0)	-96.1%
Total Other income from Corporate (millions)	15.9	8.8	7.2	82.1%

	$17.0	$35.8	$(18.8)	-52.5%

Average corporate investment balance in the Deephaven Funds (millions)	$68.2	$196.5	$(128.4)	-65.3%

Total revenues from the Corporate segment, which primarily represents income from our corporate investments as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased 96.1% to $1.1 million, from $27.1 million in 2007. Income from our corporate investments in the Deephaven Funds decreased to a loss of $28.3 million in 2008, down from a gain of $17.8 million in 2007. This decrease was primarily due to negative investment returns during 2008.

Included in 2008 and 2007 are pre-tax gains of $51.6 million and $13.0 million, respectively, from the partial sales of the Company’s investment in Direct Edge. Pursuant to SEC guidance (SAB Topic 5H), of the $51.6 million pre-tax gain in 2008, $15.9 million is reported as Non-operating gain from subsidiary stock issuance, and $35.7 million is included in Investment (loss) income and other, net on the Consolidated Statements of Operations, while $8.8 million of the $13.0 million pre-tax gain in 2007 is reported as Non-operating gain from subsidiary stock issuance, and $4.2 million is included in Investment (loss) income and other, net on the Consolidated Statements of Operations.

Transaction-based expenses

Execution and clearance fees decreased 10.7% to $107.4 million in 2008 from $120.3 million in 2007, primarily due to the deconsolidation of Direct Edge ECN in September 2007 and lower clearing rates offset, in part, by higher trade volumes. As a percentage of total revenue, Execution and clearance fees decreased to 10.4% in 2008 from 13.6% in 2007 primarily due to the deconsolidation of Direct Edge, which had higher transaction-based expenses as a percentage of revenue, and lower clearing rates offset, in part, by lower asset management fees, which have no associated transaction-based expenses. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale. Soft dollar expense increased 21.9% to $60.7 million in 2008, from $49.8 million in 2007, due to higher institutional volumes within our commission management programs.

Payments for order flow and ECN rebates decreased 20.0% to $43.6 million in 2008 from $54.6 million in 2007. As a percentage of total revenue, Payments for order flow and ECN rebates decreased to 4.2% in 2008 from 6.2% in 2007. These decreases were primarily due to the deconsolidation of Direct Edge and a decrease in profitability-based rebates paid to broker-dealer clients offset, in part, by lower asset management fees, which have no associated transaction-based expenses.

Other direct expenses

Employee compensation and benefits expense increased 7.0% to $370.8 million in 2008 from $346.5 million in 2007. As a percentage of total revenue, Employee compensation and benefits decreased to 35.9% in 2008 from 39.1% in 2007. The increase on a dollar basis was primarily due to increased profitability and an increase in the number of employees offset, in part, by lower profitability-based bonuses at Deephaven and losses associated with deferred compensation investments related to certain employees. The number of full time employees increased to 1,045 at December 31, 2008, from 868 at December 31, 2007, primarily due to growth in our Global Markets business as well as the acquisitions of EdgeTrade and Knight Libertas. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues, profitability and the number of employees.

As more fully described under the heading “Deephaven” below, for periods after February 1, 2008, profitability-based compensation payable to certain senior Deephaven managers is no longer reported as a component of compensation expense but is instead reported as Minority interest expense on the Consolidated Statements of Operations.

All other direct expenses increased by 25.0% or $30.4 million to $152.0 million in 2008 from $121.6 million in 2007. Communications and data processing expense increased primarily due to higher market data and connectivity expenses within our Global Markets segment, as well as additional costs related to EdgeTrade and Knight Libertas. Depreciation and amortization expense increased primarily due to fixed asset purchases, capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts and the relocation of certain offices within our Global Markets segment. Interest expense increased due to borrowings under our credit facilities. Writedown of assets and lease loss accrual, net increased due to the trade name writedown of Direct Trading Institutional, offset by a lease loss accrual adjustment benefit.

Minority interest expense

For 2008, Minority interest expense of $6.2 million relates to the accrual for the one-time minimum guaranteed distribution to certain senior Deephaven managers pursuant to the limited liability company agreement for Deephaven Holdings.

Our effective tax rate for 2008 from continuing operations of 41% differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Years Ended December 31, 2007 and 2006

Revenues

Global Markets

The results of our Global Markets segment for the year ended December 31, 2007 include the full year results of KEM, KCM, Knight Direct, Hotspot, Knight BondPoint and KEMIL. The results of Direct Edge ECN are included in the results of our Global Markets segment through the Deconsolidation Date and are recorded under the equity method within the Corporate segment subsequent to the Deconsolidation Date.

The results of our Global Markets segment for the year ended December 31, 2006 include the full year results of KEM, KCM, Knight Direct, KEMIL and Direct Edge ECN. Hotspot was acquired in April 2006 and Knight BondPoint in October 2006. The results of Hotspot and Knight BondPoint are consolidated from their respective acquisition dates for the year ended December 31, 2006.

	For the years ended December 31,
	2007	2006	Change	% of Change
Commissions and fees (millions)	$436.0	$393.2	$42.7	10.9%
Net trading revenue (millions)	286.2	243.8	42.4	17.4%
Interest, net (millions)	14.6	12.2	2.4	19.3%
Investment income and other, net (millions)	3.2	8.4	(5.2)	-62.1%

Total Revenues from Global Markets (millions)	$739.9	$657.6	$82.3	12.5%

Average daily U.S. equity dollar value traded ($ billions)	12.7	8.1	4.6	56.6%
Average daily U.S. equity trades (thousands)	1,334.1	902.0	432.1	47.9%
Nasdaq and Listed equity shares traded (billions)	113.6	94.3	19.3	20.4%
OTC Bulletin Board and Pink Sheet shares traded (billions)	821.8	1,063.1	(241.3)	-22.7%
Average revenue capture per U.S. equity dollar value traded (bps)	1.6	2.1	(0.5)	-25.2%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 12.5% to $739.9 million in 2007, from $657.6 million in 2006. Revenues in 2007 were positively impacted by higher dollar value traded, greater trade volumes and improved results from electronic quantitative market-making efforts, offset in part by a decrease in revenue capture per U.S. equity dollar value traded and lower share volume in OTC Bulletin Board and Pink Sheet shares. Revenues were also positively impacted by the growth of Direct Edge ECN through the Deconsolidation Date as well as Hotspot and Knight BondPoint.

Average revenue capture per U.S. equity dollar value traded was 1.6 basis points (“bps”) in 2007, down from 2.1 bps in 2006. The primary driver for the decrease in revenue capture was a change in the mix of our order flow due to a significant increase in volumes from a new broker-dealer client base as well as a decrease in OTC Bulletin Board and Pink Sheet shares traded. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $500.8 million and $434.6 million in 2007 and 2006, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Knight Direct, Direct Edge ECN, Hotspot and Knight BondPoint.

Asset Management

	For the years ended December 31,
	2007	2006	Change	% of Change
Incentive allocation fees (millions)	$72.4	$178.4	$(105.9)	-59.4%
Management fees (millions)	44.3	35.5	8.8	24.9%
Interest income and other, net (millions)	1.4	1.0	0.5	48.5%

Total Revenues from Asset Management (millions)	$118.2	$214.9	$(96.6)	-45.0%

Average month-end balance of assets under management (millions)	$4,087.8	$3,420.4	$667.4	19.5%
Annual fund return to investors*	6.8%	22.8%	-16.0%	-70.3%

*	Annual fund return represents the blended annual return across all assets under management in the Deephaven Funds.

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

Corporate

	For the years ended December 31,
	2007	2006	Change	% of Change
Total Revenues from Corporate (millions)	$27.1	$66.9	$(39.9)	-59.5%
Total Other income from Corporate (millions)	8.8	—	8.8	NM

	$35.8	$66.9	$(31.1)	-46.5%

Average corporate investment balance in the Deephaven Funds (millions)	$196.5	$230.2	$(33.6)	-14.6%

NM—Not meaningful

Total revenues from the Corporate segment, which primarily represents income from our corporate investments as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased 59.5% to $27.1 million, from $66.9 million in 2006. Income from our corporate investments in the Deephaven Funds decreased to $17.8 million in 2007, down from $34.2 million in 2006. This decrease was due to lower returns on a decreased average monthly investment balance.

Included in 2007 is a pre-tax gain of $13.0 million from the partial sale of our investment in Direct Edge. Pursuant to SEC guidance (SAB Topic 5H), $8.8 million of the $13.0 million pre-tax gain in 2007, is reported as Non-operating gain from subsidiary stock issuance, and $4.2 million is included in Investment (loss) income and other, net on the Consolidated Statements of Operations. Included in Revenues in 2006 is a pre-tax gain of $30.1 million related to the sale of part of the Company’s equity investment in the ISE.

Transaction-based expenses

Execution and clearance fees increased 12.5% to $120.3 million in 2007 from $106.9 million in 2006, primarily due to higher trade volumes and increased business at Direct Edge ECN offset, in part, by lower clearing rates and more efficient trading. As a percentage of total revenue, Execution and clearance fees increased to 13.6% in 2007, from 11.4% in 2006 primarily due to the decrease in revenues from Asset Management, which have no associated execution and clearance fees. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and efficiencies in processing the transactions. Soft dollar expense decreased 6.6% to $49.8 million in 2007, from $53.4 million in 2006, due to lower soft dollar volumes.

Payments for order flow and ECN rebates increased 29.3% to $54.6 million in 2007 from $42.2 million in 2006. As a percentage of total revenue, Payments for order flow and ECN rebates increased to 6.2% in 2007 from 4.5% in 2006. This expense increased primarily due to increased profitability-based rebates paid to broker-dealer clients and increased third party volumes within Direct Edge ECN.

Other direct expenses

Employee compensation and benefits expense decreased 1.7% to $346.5 million in 2007 from $352.4 million in 2006. As a percentage of total revenue, Employee compensation and benefits increased to 39.1% in 2007, from 37.5% in 2006. The decrease on a dollar basis was primarily due to lower profitability-based bonuses at Deephaven, offset by an increase in the number of employees. The number of full time employees in our continuing operations increased to 868 at December 31,

2007, from 844 at December 31, 2006, primarily related to expansion of our Asset Management and Global Markets offerings in 2007 offset, in part, by the reduction due to the deconsolidation of Direct Edge ECN in September 2007.

All other direct expenses decreased by 5.1% or $6.5 million to $121.6 million for the year ended 2007 from $128.1 million for the year ended 2006. Communications and data processing expense increased primarily due to higher market data and connectivity expenses within our Global Markets segment. Professional fees decreased primarily due to decreases in legal expenses, which fluctuate based on the activity relating to various legal and regulatory proceedings offset, in part, by higher consulting expenses. Depreciation and amortization expense increased primarily due to fixed asset purchases. Writedown of assets and lease loss accrual, net decreased due to the recording of a benefit of $2.5 million in 2007, compared to a charge of $8.5 million in 2006 primarily relating to costs associated with excess real estate capacity in Jersey City, N.J. During 2007, we entered into two sub-lease agreements for a portion of the premises for which we had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-leases and the assumptions previously used in the calculation of the lease loss accrual. Other expenses in 2007 decreased from 2006 primarily due to a 2006 short swing profit settlement of approximately $2.8 million relating to trading by two Deephaven funds in the shares of a company while the funds owned in aggregate more than 10% of the outstanding shares of the stock of that company.

Our effective tax rate for 2007 from continuing operations of 39% differed from the federal statutory rate of 35% primarily due to state income taxes and non-deductible charges.

Deephaven

Exercise of Option by Deephaven Managers

In connection with entering into new long-term employment agreements (the “2006 Employment Agreements”) in December 2006, three senior managers of Deephaven (the “Deephaven Managers”) were granted an option (“the Option”) to obtain a 49% interest in Deephaven Holdings to which our interests in Deephaven would be contributed. The Option became exercisable after January 1, 2008 upon Deephaven having met certain requirements regarding minimum assets under management and employee retention. On January 10, 2008, Deephaven Managing Partners, LLC (“Deephaven Partners”), an entity owned and controlled by the Deephaven Managers, provided notice to the Company that it was exercising the Option.

On February 1, 2008, after regulatory and contractual approvals were received, the Company completed the transaction whereby the Company contributed its interest in Deephaven to Deephaven Holdings and Deephaven Partners acquired a 49% interest in Deephaven Holdings in exchange for the termination of the Deephaven Managers’ 2006 Employment Agreements and associated profit sharing bonuses and an equity contribution of $1 million to Deephaven Holdings by Deephaven Partners (the “Deephaven Transaction”). The Deephaven Transaction did not affect or result in any change to Deephaven’s role as investment manager to the funds it managed at that time, or to the manner in which Deephaven carried out its duties as investment manager to those funds.

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements did not include the profit-sharing bonuses provided under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds.

Following the Deephaven Transaction, pre-tax earnings are allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on our Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses allocated to the Deephaven Managers through Deephaven Partners are instead reported as Minority interest expense on our Consolidated Statements of Operations and included as Minority interest on our Consolidated Statements of Financial Condition. Minority interest expense of $6.2 million recorded for the year ended 2008 represents the accrual for the one-time 2008 minimum distribution to the Deephaven Managers pursuant to the New LLC Agreement.

Under the New LLC Agreement, we own 51% of the shares in Deephaven Holdings, and Deephaven Partners owns 49% of the shares. We are entitled to appoint a majority of the Board of Managers of Deephaven Holdings. Certain corporate actions require approval of a “super-majority” of members of the Board of Managers, including representatives of both Deephaven Partners and us. Neither party is permitted to transfer any of its interests in Deephaven Holdings to any unaffiliated third person without the consent of the other party. Any sale of Deephaven Holdings requires either (x) the consent of the holders of 75% of the shares or (y) if the aggregate consideration is in excess of $450 million, the approval of only the Deephaven Partners (subject to a right of first refusal for the benefit of the Company). Pursuant to the New LLC Agreement, proceeds from any sale or liquidation of Deephaven or Deephaven Holdings will be allocated among the Company and Deephaven Partners based upon a formula that takes into account their capital accounts at the time of such sale or liquidation and relative profit sharing percentages over a defined period of time.

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

Suspension of Redemptions in GMS and International Volatility Strategies Funds

On October 30, 2008, Deephaven announced the immediate suspension of redemptions and withdrawals from the GMS Fund and International Volatility Strategies Fund effective prior to the October 31, 2008 redemption date. Deephaven concluded that it was in the best interests of investors in these funds to protect them from being disadvantaged by the combination of the current extreme and unprecedented market conditions, the sudden and material industry-wide changes in margin and financing requirements being imposed by prime brokers and ISDA counterparties and the impact of pending redemption requests.

Deephaven Asset Sale

For information regarding our plan to exit from the Asset Management segment, refer to the “Subsequent Events” section of this MD&A.

Discontinued Operations

Loss from discontinued operations, net of tax, was $1.4 million for 2007. See Footnote 14 “Discontinued Operations and Regulatory Charges and Related Matters,” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of December 31, 2008, we had $2.0 billion in assets, 62.4% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and on the NYSE, NYSE Alternext and NYSE Arca markets.

Asset management fees receivable includes incentive allocation fees and management fees earned for sponsoring and managing the Deephaven Funds. Deferred compensation investments consists of investments held by us, including investments as a limited partner or non-managing member in the Deephaven Funds, for deferred compensation plans related to certain of Knight’s employees and directors. Other assets primarily represent deferred tax assets, deposits and miscellaneous receivables.

Total assets increased $258.8 million, or 14.7%, from $1.8 billion at December 31, 2007 to $2.0 billion at December 31, 2008. The majority of the increase in assets relates to increases in Cash and cash equivalents, Goodwill and Securities owned, held at clearing brokers, at fair value offset, in part, by decreases in Receivable from Deephaven sponsored funds and Receivable from brokers and dealers. Cash and cash equivalents increased by $218.2 million, or 98.1%, from $222.4 million at December 31, 2007, to $440.6 million at December 31, 2008, primarily due to our results of operations, the collection of our Receivable from Deephaven sponsored funds in January 2008, our borrowing of the remaining $70.0 million under our credit facilities and from our partial sale of our investment in Direct Edge. Goodwill increased by $99.4 million, or 74.8% from $132.8 million at December 31, 2007, to $232.2 million at December 31, 2008, due to the acquisitions of EdgeTrade and Knight Libertas. Securities owned, held at clearing brokers, at fair value increased by $63.5 million, or 15.4% from $412.6 million at December 31, 2007, to $476.1 million at December 31, 2008, due to an increase in the size of the securities inventory utilized in our market-making, high velocity algorithmic trading activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions and our pre-determined risk limits. Receivable from brokers and dealers decreased by $41.2 million, or 10.8% from $382.5 million at December 31, 2007, to $341.4 million at December 31, 2008, due to timing relating to trade date versus settlement date differences.

Total liabilities increased $109.6 million, or 12.6%, from $870.4 million at December 31, 2007 to $980.0 million at December 31, 2008. The majority of the increase in liabilities relates to increases in Long term debt and Securities sold, not yet purchased, at fair value, offset, in part, by a decrease in Payable to brokers and dealers. Long term debt increased to $140.0 million at December 31, 2008, due to our borrowing of the remaining $70.0 million under our credit facilities during the year. Stockholders’ equity increased by $142.0 million, from $885.4 million at December 31, 2007 to $1.0 billion at December 31, 2008. The increase in Stockholders’ equity from December 31, 2007 was a result of our net income earned during 2008 and the issuance of common stock related to the acquisitions of EdgeTrade and Knight Libertas offset by common stock repurchases during the period.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, the proceeds of the sale of our Derivative Markets segment in 2004 and the proceeds from our borrowing of $140.0 million under our credit facilities. At December 31, 2008, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $418.0 million.

We have previously disclosed our intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Global Markets segment operates. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of the Company’s stock or debt.

We have acquired several businesses over the last few years. In January 2008, we completed the acquisition of EdgeTrade Inc. for $58.2 million comprising $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million. In July 2008, we completed the acquisition of Libertas Holdings LLC for an upfront payment of $75.3 million, comprising $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million.

Several of these past acquisitions provided for contingent payments. The acquisition of the business of Direct Trading in 2005 resulted in a final contingent cash payment of $10.4 million, paid in the third quarter of 2007, based on the profitability of that business during the second year of operation after acquisition. The terms of the Libertas Holdings LLC transaction include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Libertas during the three-year period following the closing of the transaction.

Income from continuing operations before income taxes and minority interest expense was $314.3 million, $201.2 million and $256.5 million for 2008, 2007 and 2006, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns, and in 2008 and 2007, non-cash gains from subsidiary stock issuances. Stock-based compensation was $35.0 million, $31.0 million and $20.8 million during 2008, 2007 and 2006, respectively. Depreciation expense was $7.7 million, $6.8 million, and $6.4 million in 2008, 2007 and 2006, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $19.8 million, $15.3 million and $14.2 million during 2008, 2007 and 2006, respectively. Non-cash gains were $15.9 million and $8.8 million during 2008 and 2007, respectively, representing non-operating gains from subsidiary stock issuances. Non-cash writedown of $2.5 million in 2008 represents the writedown of the Direct Trading Institutional trade name.

Capital expenditures were $38.3 million, $15.1 million and $13.0 million during 2008, 2007 and 2006, respectively. Purchases of strategic investments were $13.4 million, $10.4 million and $38.8 million and proceeds from sale of strategic investments were $48.8 million, $5.5 million and $33.1 million during 2008, 2007 and 2006, respectively. During 2008 and 2007, we received proceeds of $47.5 million and $12.9 million, respectively, relating to the sales of our investment in ISE Stock Exchange and a portion of our interest in Direct Edge. Payments relating to acquisitions of businesses were $77.3 million, $10.4 million and $111.3 million during 2008, 2007 and 2006, respectively. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds decreased by $36.6 million in 2008, due to a loss on our investment of $28.3 million and redemptions of $8.4 million and decreased by $103.8 million in 2007, primarily due to redemptions of $120.0 million.

In October 2007, we entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks. The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. As of December 31, 2008, we borrowed the full $140.0 million under the Credit Agreement. The proceeds of the borrowings under the Credit Agreement were used to finance share repurchases, finance selective acquisitions and for general corporate purposes. These credit obligations may limit our ability to undertake certain transactions, including, but not limited to, certain mergers, acquisitions or dispositions of assets, repurchases of shares and payment of dividends, each above certain thresholds as set forth in the Credit Agreement. The borrowings under the Credit Agreement are repayable in full by October 3, 2010. Our ability to repay or refinance borrowings under the Credit Agreement will depend on our financial and operating performance and the credit environment at the maturity date.

The Credit Agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. It also contains financial covenants tied to the maintenance of financial ratios and metrics. As of December 31, 2008, we were in compliance with all covenants of the Credit Agreement.

The Company has an authorized stock repurchase program of $1 billion. We repurchased 7.9 million shares for $124.2 million and 17.5 million shares for $259.2 million under the stock repurchase program during 2008 and 2007, respectively. Through December 31, 2008, we had repurchased 67.1 million shares for $750.4 million under our stock repurchase program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had approximately 90.1 million shares of Class A Common Stock outstanding as of December 31, 2008.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of December 31, 2008, all of our broker-dealers were in compliance with the applicable regulatory net capital rules. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at December 31, 2008, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$125.5	$9.5	$115.9
KCM	157.2	1.2	155.9
Knight Direct	20.6	0.9	19.6
Knight Libertas	7.9	0.7	7.2

In addition, our foreign registered broker-dealers are subject to certain financial resource requirements of the FSA and SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at December 31, 2008 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KEMIL	$34.7	$13.7	$21.0

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases, net of sublease obligations and guaranteed employment contracts longer than one year as of December 31, 2008 are summarized below (in millions):

	Payments due in:
	2009	2010-2011	2012-2013	Thereafter through October 31, 2021	Total
Operating lease obligations[1]	$15.8	$32.5	$31.0	$97.9	$177.2
Other obligations[1]	6.3	3.6	0.8	—	10.6

Total	$22.1	$36.1	$31.8	$97.9	$187.8

1 - See	Footnote 20, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements
*	Totals may not add due to rounding.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Discontinued Operations

As of the close of business on December 9, 2004, the Company sold substantially all of the assets and certain of the liabilities that comprised the Derivatives Markets business operated by Knight Financial Products LLC and Knight Execution Partners LLC to Citigroup. The decision to sell the Derivative Markets segment was based on a review of the overall options industry, the capital and risk required to maintain this business successfully and the business’ role in the Company’s long-term strategy. In 2007, we recorded a charge of $1.4 million, net of tax, related to a regulatory matter involving the Derivative Markets segment.

Subsequent Events

Deephaven Asset Sale

As disclosed in a Form 8-K furnished by the Company on January 27, 2009, Deephaven announced that it entered into an Asset Purchase Agreement (“Purchase Agreement”) along with Stark & Roth, Inc. (together with its affiliates, “Stark”), Deephaven Managing Partners LLC, the Company and each of the three senior managers of Deephaven, pursuant to which Deephaven has agreed to sell substantially all of its assets to Stark, and Stark will assume certain limited liabilities of Deephaven.

As consideration for the sale, Deephaven could receive: (i) a payment of up to $7.3 million on the closing date of the transaction, (ii) deferred payments of up to an additional $20.7 million to be paid between the closing date and 2011, and (iii) an additional payment in 2011 of up to $16.7 million based upon the investment return of certain assets being managed by Stark over the two year period following the closing of the transaction. Each of these payments (collectively the “Purchase Price”) is subject to pro rata reduction to the extent that investors in the Deephaven Global Multi-Strategy Fund (“GMS Fund”) representing less than $1.4 billion in assets elect to have Stark continue to manage their investment on an on-going basis.

It is currently expected that this formula-based reduction to the three components of the Purchase Price may be significant. In addition, the Purchase Price is subject to certain offsets. The closing of the transaction is subject to customary conditions, including approval of the GMS Fund investors as further described in the January 27, 2009 Form 8-K.

As disclosed in a Form 8-K filed by the Company on February 26, 2009, on February 20, 2009, Deephaven committed to begin the process of a wind-down of their business in contemplation of the Stark transaction. On this date, Deephaven began reducing their workforce by 20 employees, representing approximately 15% of their total workforce. Additional workforce reductions are expected during the first half of 2009.

In connection with the Company’s exit of the Asset Management business, the Company expects that it will incur the following pre-tax charges within the Asset Management segment relating to the wind-down:

•	Employee severance, deferred benefits, and retention and other employee benefit costs between $22 and $26 million;

•	Lease and contract termination costs between $6 and $9 million;

•	Asset write-down costs between $4 and $5 million; and

•	Professional fees and other associated costs between $3 and $5 million.

Although the Company believes that these estimates are appropriate and reasonable based on available information, actual results could differ from these estimates, including whether the final outcome of the proposed transaction differs from what is currently contemplated by the Purchase Agreement. We currently anticipate that approximately 75% of the above estimated $35 to $45 million in pre-tax charges will result in future cash expenditures, which the Company believes will all be incurred in 2009. These cost estimates exclude the operational results of Deephaven prior to the completion of the transaction contemplated by the Purchase Agreement.

For further discussion on risks related to the Deephaven Asset Sale, refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

Critical Accounting Estimates

Our Consolidated Financial Statements are based on the application of GAAP which requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our Consolidated Financial Statements. We believe that the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Impairment of Goodwill and Intangible Assets—The useful lives of intangible assets are determined upon acquisition. Intangible assets are amortized over their respective lives. Goodwill and the useful lives of intangible assets are tested for impairment, at a minimum, annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $232.2 million as of December 31, 2008 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM, and the businesses now operating as Donaldson, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. We performed our annual test for impairment of goodwill in the second quarter of 2008 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. We believe there was no impairment of the goodwill balance at December 31, 2008.

Intangible assets, less accumulated amortization, of $90.5 million as of December 31, 2008 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses now operating as Donaldson, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 24 years. We performed our annual test for impairment of intangible assets with indefinite lives in the second quarter of 2008 and determined that intangible assets were not impaired at that time. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. During 2008, we discontinued the use of the Direct Trading Institutional trade name and wrote off the remaining book value of $2.5 million, and during 2007, we discontinued the use of the ValuBond Securities, Inc, trade name and wrote off the remaining book value of $110,000. No other events occurred in 2008 or 2007 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

Financial Instruments and Fair Value—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of December 31, 2008, our Investment in Deephaven sponsored funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2008, we did not hold any financial instruments that met the definition of Level 3.

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. FSP FAS 157-2 is effective for fiscal years beginning after November 15, 2008. We believe that FSP FAS 157-2 will not have a material impact on our Consolidated Financial Statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to consider various inputs in determining fair value under conditions when the market for certain financial assets are not active. FSP FAS 157-3 was effective immediately upon issuance. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurements of financial assets or its financial condition as of December 31, 2008, nor did it affect the results of its operations for the year ended December 31, 2008.

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

Strategic Investments—Strategic investments include non-controlling equity ownership interests held by the Company or its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Investments are held at adjusted cost when the Company is not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value pursuant to SFAS 157.

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

Incentive allocation fees may increase or decrease during the year based on the performance of the Deephaven Funds. As such, the incentive allocation fees, in certain circumstances, may be negative for certain periods, but not lower than zero for any six-month performance period ended June 30 or December 31, for some funds, or the twelve-month performance period ended December 31 for other funds. Incentive allocation fees are paid upon the close of each six-month performance period, or twelve-month performance period, as the case may be, and are not subject to repayment (i.e., clawback) once such performance period has closed. If a fund which has a six-month performance period incurs losses in the performance period ended December 31, we may make the determination, at our sole discretion, to return all or a portion of incentive allocation fees collected for the prior six-month performance period ending June 30 of that year.

Lease Loss Accrual—It is our policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, our policy is to accrue future costs related to excess capacity using a discounted cash flow analysis.

The Company incurred a charge of $8.3 million in 2006, primarily related to the lease loss accrual on a portion of our lease at 545 Washington Boulevard in Jersey City, N.J., encompassing approximately 78,000 square feet, all of which was unoccupied at the time. In 2007, we recorded a benefit of $2.6 million for the adjustment of our lease loss accrual. During 2007, we entered into two sub-lease agreements at our 545 Washington Boulevard property in Jersey City, N.J. for a portion of the premises for which we had previously recorded a lease loss accrual. The lease loss accrual was adjusted based on the difference between the actual terms of the sub-leases and the assumptions used in the calculation of the lease loss accrual.

In 2008, we recorded a net benefit of $1.3 million primarily related to our lease in Jersey City. The accrual on the remaining unoccupied space of approximately 50,000 square feet was derived from assumptions and estimates based on lease terms of an anticipated additional sub-lease agreement, which assumed a sub-lease would commence in the beginning of 2010, anticipated market prices along the Jersey City waterfront and estimated up-front costs, including broker fees and build-out allowances. We continually monitor the market rates for office space and the amount of available office space in Jersey City, N.J. to assess the reasonableness of our applicable assumptions.

Market-Making and Trading Activities—Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. Our clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

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

SFAS No. 123 (R), Share-Based Payment requires that we make certain estimates and assumptions relating to volatility and forfeiture rates when determining stock-based employee compensation expense. Volatility is estimated based on several factors including implied volatility of market-traded options on our common stock on the grant date and the historical volatility of our common stock. Forfeiture rates are estimated based on historical rates of forfeiture of employee stock awards.

A portion of our Employee compensation and benefits expense on the Consolidated Statements of Operations represents discretionary bonuses, which are accrued throughout the year and paid after the end of the year. Among many factors, discretionary bonus accruals are generally influenced by our overall performance and competitive industry compensation levels.

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

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the acquisition date fair value for all identifiable assets acquired, and liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development and requires the expensing of acquisition-related and restructuring costs as incurred. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We will apply the provisions of SFAS 141(R) to business combinations occurring after December 31, 2008. Adoption of SFAS 141(R) will not affect our Consolidated Financial Statements, but may have an effect on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008 with retrospective application. We do not expect the adoption of SFAS 160 to have a material effect on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect our Consolidated Financial Statements.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4,” respectively). FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to exclude credit derivative instruments accounted for at fair value under SFAS No. 133. FSP FAS 133-1 and FIN 45-4 were effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS 133-1 and FIN 45-4 only require additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS 133-1 and FIN 45-4 did not have an effect on our Consolidated Financial Statements.

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

For working capital purposes, we invest in money market funds and government securities or maintain interest-bearing balances in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers and dealers, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are not material to the Company’s overall cash position.

In Global Markets, we employ proprietary position management and trading systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management and an independent risk control function on a real-time basis as are individual and aggregate dollar and inventory position totals, capital allocations, and real-time profits and losses. The management of trading positions is enhanced by our review of mark-to-market valuations and position summaries on a daily basis.

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities. The fair value of these securities at December 31, 2008 and 2007 was $469.4 million and $406.2 million, respectively, in long positions and $385.0 million and $335.3 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $8.4 million and $7.1 million as of December 31, 2008 and 2007, respectively, due to the offset of gains in short positions with the losses in long positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of trading securities from our OTC and listed market-making business) (in millions).

	2008		2007		2006
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$899.1	$107.6	$1,014.0	$29.0	$1,157.2	$30.5
Highest month-end	1,015.3	198.8	1,498.2	70.9	1,564.4	51.4
Lowest month-end	775.4	14.2	679.2	8.6	903.9	7.8

As of December 31, 2008, we had a $47.2 million corporate investment as a limited partner or non-managing member in the Deephaven Funds, $24.9 million of which was invested in the Global Multi-Strategy Fund (formerly known as “Market Neutral Fund”) (the “GMS Fund”) with the remaining amount held in smaller single strategy funds. As of December 31, 2008, approximately 61% of the Deephaven Funds’ assets under management were in the Deephaven GMS Fund. The investment philosophy for the GMS Fund is to seek to produce returns for its investors using various investment strategies focusing on delivering attractive risk-adjusted rates of return. The performance of the GMS Fund is intended to be substantially non-correlated with the general debt and equity markets, as well as with a number of other non-traditional investment strategies. Within the GMS Fund, Deephaven generally employs a variety of investment strategies, including volatility- driven, fundamental equity, event-driven, credit-driven and global relative value macro/fixed income strategies among others. There will be unhedged asset factor risks (i.e., equity, interest rate, foreign exchange) in the GMS Fund.

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

Separately, Deephaven’s business also involves specific categories of trading and operational risk. For example, although Deephaven may attempt to hedge positions as part of its trading strategies, there is no assurance that adequate hedging opportunities will exist. Moreover, Deephaven relies to a material degree on its prime brokers to provide leverage, custody, execution and other services, but there is no assurance, especially in light of current market conditions, that the prime brokers will continue to provide the amount of leverage which they have in the past, or on the same terms, or provide any of the other services they currently provide, on a cost-effective basis. Deephaven also faces significant risk from the fact that any of its trading counterparties could fail, which would likely have the effect of greatly diminishing the value of the assets which are the subject of trades with that counterparty. Finally, if Deephaven does not appropriately structure its use of leverage, the losses the funds incur could be materially exacerbated.

Deephaven monitors its trading risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by management and an independent risk control function, as are individual and aggregate dollar and inventory position totals and profits and losses by strategy. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries. There can be no assurances that any of the Deephaven Funds’ strategies will be successful in achieving either risk control or profit objectives.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty’s performance obligations will be unenforceable. We are generally subject to extensive regulation in the different jurisdictions in which we conduct our business (see “Government Regulation and Market Structure” in Part I, Item 1). We have established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. We have also established procedures that are designed to require that our policies relating to conduct, ethics and business practices are followed.

Consolidated Quarterly Results (unaudited)

The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2008 and 2007. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the Consolidated Financial Statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2008	Sept. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
	(in thousands, except per share amounts)
Revenues
Commissions and fees	$168,092	$148,325	$111,850	$110,608	$102,376	$128,527	$103,957	$101,106
Net trading revenue	142,927	116,830	85,433	101,517	112,709	57,660	54,193	61,637
Asset management fees, net	7,500	9,238	14,420	15,186	28,184	(1,237)	29,116	60,714
Interest, net	256	1,543	1,967	3,813	3,902	4,645	4,169	4,844
Investment income (loss) and other, net	9,444	(14,473)	4,023	(5,601)	7,444	3,661	6,990	10,623

Total revenues	328,219	261,463	217,693	225,523	254,615	193,256	198,425	238,924

Transaction-based expenses
Execution and clearance fees	31,288	27,062	23,828	25,224	24,605	39,555	28,691	27,410
Soft dollar expense	15,033	16,009	13,399	16,308	14,248	12,310	11,496	11,784
Payments for order flow and ECN rebates	16,301	10,112	8,300	8,926	10,226	18,978	12,761	12,599

Total transaction-based expenses	62,622	53,183	45,527	50,458	49,079	70,843	52,948	51,793

Revenues, net of transaction-based expenses	265,597	208,280	172,166	175,065	205,536	122,413	145,477	187,131
Other direct expenses
Employee compensation and benefits	97,355	103,647	83,353	86,423	93,761	71,785	78,697	102,233
Communications and data processing	13,597	11,982	11,754	10,128	8,922	9,948	9,387	8,699
Depreciation and amortization	8,147	7,422	6,179	5,746	5,533	5,626	5,514	5,402
Occupancy and equipment rentals	5,516	5,602	5,364	4,012	3,393	3,685	3,550	3,455
Professional fees	3,439	3,377	7,581	5,086	5,399	5,281	3,191	5,489
Business development	5,456	4,298	4,553	3,914	4,193	3,532	4,493	3,779
Interest expense	1,590	1,476	891	1,057	136	20	—	26
Writedown of assets and lease loss accrual, net	592	2,516	(1,872)	—	(1,116)	136	(1,490)	—
Other	2,853	4,471	3,871	1,422	6,407	3,403	2,275	3,333

Total other direct expenses	138,545	144,791	121,674	117,788	126,628	103,416	105,617	132,416

Other Income
Non-operating gain from subsidiary stock issuance	15,947	—	—	—	—	8,757	—	—

Income from continuing operations before income taxes and minority interest	142,999	63,489	50,492	57,277	78,908	27,754	39,860	54,715
Income tax expense	61,395	25,511	19,967	23,320	29,345	11,205	15,480	21,530

Income from continuing operations before minority interest	81,604	37,978	30,525	33,957	49,563	16,549	24,380	33,185
Minority interest expense	1,902	1,683	1,114	1,454	—	—	—	—

Income from continuing operations	79,702	36,295	29,411	32,503	49,563	16,549	24,380	33,185
Loss from discontinued operations, net of tax	—	—	—	—	—	(104)	—	(1,333)

Net income	$79,702	$36,295	$29,411	$32,503	$49,563	$16,445	$24,380	$31,852

Diluted earnings per share from continuing operations	$0.89	$0.40	$0.32	$0.35	$0.52	$0.16	$0.24	$0.32

Diluted earnings per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$(0.01)

Diluted earnings per share	$0.89	$0.40	$0.32	$0.35	$0.52	$0.16	$0.24	$0.31

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

Management assessed the effectiveness of Knight’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment, Knight’s management has concluded that, as of December 31, 2008, internal control over financial reporting is effective.

The effectiveness of Knight’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of

Knight Capital Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knight Capital Group, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 65. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 26, 2009

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2008	December 31, 2007
	(In thousands)
Assets
Cash and cash equivalents	$440,621	$222,435
Securities owned, held at clearing brokers, at fair value	476,111	412,565
Receivable from brokers and dealers	341,350	382,544
Asset management fees receivable	11,866	27,588
Investment in Deephaven sponsored funds	47,152	83,732
Receivable from Deephaven sponsored funds	—	85,000
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $118,078 in 2008 and $112,032 in 2007	83,831	62,073
Strategic investments	83,697	73,704
Goodwill	232,197	132,832
Intangible assets, less accumulated amortization of $24,853 in 2008 and $12,985 in 2007	90,477	57,845
Deferred compensation investments	72,690	85,504
Other assets	134,583	129,991

Total assets	$2,014,575	$1,755,813

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at fair value	$385,003	$335,280
Payable to brokers and dealers	98,138	117,001
Accrued compensation expense	216,024	228,275
Accrued expenses and other liabilities	140,874	119,879
Long term debt	140,000	70,000

Total liabilities	980,039	870,435

Commitments and contingent liabilities (Note 20)
Minority interest	7,178	—

Stockholders’ equity
Class A Common Stock, $0.01 par value; Shares authorized: 500,000 at December 31, 2008 and December 31, 2007; Shares issued: 154,404 at December 31, 2008 and 150,801 at December 31, 2007; Shares outstanding: 90,121 at December 31, 2008 and 91,536 at December 31, 2007	1,544	1,509
Additional paid-in capital	648,716	587,025
Retained earnings	1,112,010	934,099
Treasury stock, at cost; 64,283 shares at December 31, 2008 and 59,265 shares at December 31, 2007	(734,912)	(637,255)

Total stockholders’ equity	1,027,358	885,378

Total liabilities and stockholders’ equity	$2,014,575	$1,755,813

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$538,875	$435,966	$393,226
Net trading revenue	446,707	286,199	243,761
Asset management fees	46,344	116,777	213,888
Interest, net	7,579	17,560	16,364
Investment (loss) income and other, net	(6,607)	28,718	72,219

Total revenues	1,032,898	885,220	939,458

Transaction-based expenses
Execution and clearance fees	107,402	120,261	106,908
Soft dollar expense	60,749	49,838	53,369
Payments for order flow and ECN rebates	43,639	54,564	42,191

Total transaction-based expenses	211,790	224,663	202,468

Revenues, net of transaction-based expenses	821,108	660,557	736,990
Other direct expenses
Employee compensation and benefits	370,778	346,476	352,353
Communications and data processing	47,461	36,956	33,120
Depreciation and amortization	27,494	22,075	20,641
Occupancy and equipment rentals	20,494	14,083	13,536
Professional fees	19,483	19,360	20,568
Business development	18,221	15,997	14,343
Interest expense	5,014	182	337
Writedown of assets and lease loss accrual, net	1,236	(2,470)	8,480
Other	12,617	15,418	17,101

Total other direct expenses	522,798	468,077	480,479

Other Income
Non-operating gain from subsidiary stock issuance	15,947	8,757	—

Income from continuing operations before income taxes and minority interest	314,257	201,237	256,511
Income tax expense	130,193	77,560	98,165

Income from continuing operations before minority interest	184,064	123,677	158,346
Minority interest expense	6,153	—	—

Income from continuing operations	177,911	123,677	158,346
Loss from discontinued operations, net of tax	—	(1,437)	—

Net income	$177,911	$122,240	$158,346

Basic earnings per share from continuing operations	$2.01	$1.27	$1.56

Diluted earnings per share from continuing operations	$1.94	$1.23	$1.49

Basic and diluted earnings per share from discontinued operations	$—	$(0.01)	$—

Basic earnings per share	$2.01	$1.26	$1.56

Diluted earnings per share	$1.94	$1.21	$1.49

Shares used in computation of basic earnings per share	88,407	97,050	101,420

Shares used in computation of diluted earnings per share	91,760	100,796	106,243

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2007 and 2008

(In thousands)

	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	139,746	$1,398	(36,779)	$(294,653)	$452,840	$653,513	$10,350	$823,448
Net income	—	—	—	—	—	158,346	—	158,346
Realization of gains on available-for-sale securities, net of taxes	—	—	—	—	—	—	(10,350)	(10,350)
Common stock repurchased	—	—	(4,519)	(75,959)	—	—	—	(75,959)
Stock options exercised	4,523	45	—	—	26,742	—	—	26,787
Income tax benefit—stock awards exercised	—	—	—	—	19,405	—	—	19,405
Stock-based compensation	690	7	—	—	20,803	—	—	20,810

Balance, December 31, 2006	144,959	1,450	(41,298)	(370,612)	519,790	811,859	—	962,487

Net income	—	—	—	—	—	122,240	—	122,240
Common stock repurchased	—	—	(17,967)	(266,643)	—	—	—	(266,643)
Stock options exercised	3,487	35	—	—	21,040	—	—	21,075
Income tax benefit—stock awards exercised	—	—	—	—	15,172	—	—	15,172
Stock-based compensation	2,355	24	—	—	31,023	—	—	31,047

Balance, December 31, 2007	150,801	1,509	(59,265)	(637,255)	587,025	934,099	—	885,378

Net income	—	—	—	—	—	177,911	—	177,911
Common stock repurchased	—	—	(8,756)	(138,229)	—	—	—	(138,229)
Reissuance of treasury shares		—	3,738	40,572	14,428	—	—	55,000
Stock options exercised	1,187	11	—	—	10,349	—	—	10,360
Income tax benefit—stock awards exercised		—	—	—	6,117	—	—	6,117
Stock-based compensation	2,416	24	—	—	30,797	—	—	30,821

Balance, December 31, 2008	154,404	$1,544	(64,283)	$(734,912)	$648,716	$1,112,010	$—	$1,027,358

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$177,911	$122,240	$158,346
Loss from discontinued operations, net of tax	—	(1,437)	—

Income from continuing operations	177,911	123,677	158,346
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization	27,494	22,075	20,641
Stock-based compensation	34,970	31,047	20,810
Deferred income taxes	6,874	(13,183)	(23,846)
Deferred rent	1,222	438	780
Writedown of assets and lease loss accrual, net	1,236	(2,470)	8,480
Realized gain from sale of subsidiary stock	—	(4,223)	—
Realized gain from sale of strategic investments	(35,635)	—	(30,133)
Non-operating gain from subsidiary stock issuance	(15,947)	(8,757)	—
Unrealized loss (gain) on strategic investments	6,226	(397)	789
Unrealized loss (gain) on investments in Deephaven sponsored funds	28,195	(17,786)	(34,182)
Minority interest expense	6,153	(337)	—
Operating activities from discontinued operations	—	(1,437)	—
(Increase) decrease in operating assets, net of acquisitions and disposals
Securities owned	(63,500)	299,209	(331,408)
Receivable from brokers and dealers	47,010	(28,376)	(142,397)
Asset management fees receivable	15,722	87,451	(65,740)
Deferred compensation investments	12,814	(53,918)	(14,395)
Other assets	(9,622)	(33,606)	(4,511)
Increase (decrease) in operating liabilities, net of acquisitions and disposals
Securities sold, not yet purchased	49,723	(357,791)	347,614
Payable to brokers and dealers	(18,863)	70,625	12,700
Accrued compensation expense	(21,316)	1,659	109,318
Accrued expenses and other liabilities	5,139	37,352	(17,210)

Net cash provided by operating activities	255,806	151,252	15,656

Cash flows from investing activities
Investments in Deephaven sponsored funds	—	—	(1,310)
Redemption of Deephaven sponsored funds	93,385	35,000	129,575
Purchases of fixed assets and leasehold improvements	(38,308)	(15,098)	(12,976)
Purchases of strategic investments	(13,442)	(10,400)	(38,771)
Proceeds from cash distribution and sale of strategic investments	48,805	5,534	33,082
Purchases of businesses, net of cash acquired	(77,308)	(30)	(95,809)
Contingent payment on purchases of businesses	—	(10,363)	(15,511)
Proceeds from issuance of subsidiary stock	—	31,667	—
Proceeds from sale of subsidiary stock	—	12,750	—
Cash retained by deconsolidated entity	—	(32,241)	—

Net cash provided by (used in) investing activities	13,132	16,819	(1,720)

Cash flows from financing activities
Proceeds from long-term debt borrowing	70,000	70,000	—
Capital contribution from Deephaven Managing Partners, LLC	1,000	—	—
Stock options exercised	10,360	21,075	26,787
Income tax benefit on stock awards exercised	6,117	15,172	19,405
Cost of common stock repurchased	(138,229)	(266,643)	(75,959)

Net cash used in financing activities	(50,752)	(160,396)	(29,767)

Increase (decrease) in cash and cash equivalents	218,186	7,675	(15,831)
Cash and cash equivalents at beginning of period	222,435	214,760	230,591

Cash and cash equivalents at end of period	$440,621	$222,435	$214,760

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,014	$285	$408

Cash paid for income taxes	$114,618	$73,544	$120,747

Supplemental disclosure of investing activities:
Goodwill	$99,364	$30	$69,849
Intangible assets	44,500	—	38,740
Other assets	9,298	—	1,803
Accrued expenses and other liabilities	(20,854)	—	(14,583)

	132,308	30	95,809
Issuance of common stock in connection with acquisitions	(55,000)	—	—

Purchases of businesses, net of cash acquired	$77,308	$30	$95,809

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has three operating segments, Global Markets, Asset Management and Corporate. As of December 31, 2008, the Company’s operating segments comprised the following subsidiaries:

Global Markets

•

Knight Equity Markets, L.P. (“KEM”) primarily operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq Stock Market and on the OTC Bulletin Board. KEM also operates the Company’s primary domestic institutional sales business. Donaldson & Co., a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the Nasdaq Stock Exchange (“Nasdaq”), the New York Stock Exchange (“NYSE”), Financial Industry Regulatory Authority (“FINRA”), the International Securities Exchange, LLC (“ISE”), the National Stock Exchange (“NSX”), the Chicago Board Options Exchange (“CBOE”), the National Futures Association (“NFA”), Nasdaq OMX and Nasdaq OMX BX.

•

Knight Capital Markets LLC (“KCM”) primarily operates as a market-maker in the over-the-counter market for NYSE, NYSE Alternext and NYSE Arca listed securities. KCM is a broker-dealer registered with the SEC and is a member of Nasdaq and FINRA.

•

Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides execution services for institutional and broker-dealer clients in U.S., European and international equities. KEMIL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and is a member of the London Stock Exchange, Deutsche Börse AG, Euronext N.V. (incorporating Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris), Borsa Italiana, OMX (incorporating the Copenhagen Stock Exchange, Helsinki Stock Exchange and Stockholm Stock Exchange), Oslo Børs, SWX Europe Limited, Weiner Börse, Chi-X Europe Limited and Turqouise.

•

Knight Direct LLC (“Knight Direct”) provides institutions with direct market access trading through Knight Direct EMS TM, an advanced electronic platform. EdgeTrade, LLC (“EdgeTrade”), an agency-only trade execution and algorithmic software firm that allows buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs, was acquired by the Company in January 2008 and merged into Knight Direct in August 2008. Knight Direct is a broker-dealer registered with the SEC and is a member of Nasdaq, FINRA and the NFA.

•

Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions and dealers with spot foreign exchange executions through advanced, fully electronic platforms. One Hotspot subsidiary is regulated by the FSA, and another Hotspot subsidiary is a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the NFA.

•

Knight BondPoint, Inc. (“Knight BondPoint”) (formerly known as ValuBond Securities, Inc.) provides electronic access and trade execution products for the retail fixed income market. Knight BondPoint is a broker-dealer registered with the SEC and is a member of FINRA and the Municipal Securities Rulemaking Board (“MSRB”).

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

•

Knight Libertas Holdings LLC (formerly known as Libertas Holdings LLC) and its subsidiaries (collectively, “Knight Libertas”) provide trade execution services and investment research across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, convertible bonds and syndicated loans. Knight Libertas also provides capital markets services to growing companies in need of financing to support expansion. One Knight Libertas domestic subsidiary is a broker-dealer registered with the SEC and is a member of FINRA and MSRB, while its U.K. subsidiary is regulated by the FSA. Knight Libertas also has a Hong Kong registered broker-dealer that is regulated by the Securities and Futures Commission (“SFC”). Knight Libertas was acquired by the Company in July 2008.

Direct Edge ECN LLC (“Direct Edge ECN”) operates as an electronic communications network (“ECN”). Direct Edge ECN is a liquidity destination offering the ability to match and route trades in Nasdaq, NYSE, NYSE Alternext and NYSE Arca listed securities. Direct Edge ECN is a broker-dealer registered with the SEC and is a member of Nasdaq and FINRA.

At the close of business on September 28, 2007 (the “Deconsolidation Date”) the Company deconsolidated Direct Edge ECN as it no longer controlled Direct Edge ECN as of that date. The results of Direct Edge ECN’s operations have been included in the Consolidated Statements of Operations up through the Deconsolidation Date. The Company accounts for its interest in Direct Edge Holdings LLC (“Direct Edge Holdings”), the newly formed immediate parent company of Direct Edge ECN (together, “Direct Edge”) under the equity method for periods subsequent to the Deconsolidation Date. See Footnote 10 “Direct Edge ECN” for further discussion of Direct Edge ECN.

Asset Management

Deephaven Capital Management LLC (“Deephaven”) is the registered investment adviser to, and sponsor of, the Deephaven investment funds (the “Deephaven Funds”). In addition to being registered as an Investment Adviser with the SEC, Deephaven is also registered with the CFTC as a “commodity pool operator” and a “commodity trading adviser,” and is a member of the NFA. Due to the nature of Deephaven’s investor base, however, Deephaven is not registered as either a FCM or “Introducing Broker” with the CFTC or NFA and is exempt from many of the CFTC and NFA regulations. Deephaven also has a U.K. registered investment adviser subsidiary, which is regulated by the FSA, and a Hong Kong registered investment adviser subsidiary, which is regulated by the SFC.

Prior to February 1, 2008, Deephaven was a wholly-owned subsidiary of the Company. On February 1, 2008, the Company contributed its interest in Deephaven to Deephaven Capital Management Holdings LLC (“Deephaven Holdings”) in exchange for a 51% interest in Deephaven Holdings. In addition, certain Deephaven managers acquired a 49% interest in Deephaven Holdings in exchange for the termination of their employment agreements and associated profit sharing bonuses and an equity contribution. See Footnote 19 “Deephaven Transaction” for a further discussion of Deephaven.

On January 27, 2009, Deephaven entered into an Asset Purchase Agreement along with Deephaven Managing Partners, LLC (“Deephaven Partners”), the Company, and each of the three Deephaven managers to sell substantially all of its assets to Stark & Roth, Inc. (“Stark”) with Stark assuming certain limited liabilities of Deephaven. See Footnote 25 “Subsequent Events” for a further discussion of the Deephaven Asset Sale.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Corporate

The Corporate segment includes investment income earned on strategic investments, corporate investment in the Deephaven Funds and all corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

Discontinued Operations

The Company completed the sale of its Derivative Markets business to Citigroup Financial Products Inc. (“Citigroup”) in December of 2004. Costs associated with the Derivative Markets segment have been included within discontinued operations. For a further discussion of the sale of the Company’s Derivative Markets business and its associated accounting treatment, see Footnote 14 “Discontinued Operations and Regulatory Charges and Related Matters.”

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

Certain reclassifications have been made to the prior years’ Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and had no effect on previously reported Net income. These reclassifications are as follows:

•

In 2008, the Company reclassified costs incurred during the year related to its commission recapture activity. The Company determined that it would be appropriate to report commissions associated with this activity net of the associated commission recapture payments instead of reporting such amounts on a gross basis, pursuant to the guidance provided in EITF Issue No. 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This reclassification resulted in a reduction of our reported Commissions and fees and Total revenues of approximately $11.5 million and $17.2 million for 2007 and 2006, respectively, with an equal and offsetting reduction in Soft dollar expense.

•

The Company reclassified the Consolidated Statements of Cash Flows for the year ended December 31, 2007 to reflect Cash retained by deconsolidated entity as a component within Cash flows from investing activities rather than as a separate line item outside of Cash flows from operating, investing and financing activities. This presentation represents a change in classification of information rather than a change in accounting principle.

•	For the years ended December 31, 2008 and 2007, the Company reported Non-operating gains from subsidiary stock issuance pursuant to SAB Topic 5J of $15.9 million and $8.8

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

million, respectively, as described in Footnote 10, “Direct Edge ECN.” The 2007 Non-operating gain from subsidiary stock issuance, which had previously been reported as a separate line item within Revenues of the Consolidated Statements of Operations, has been reclassified to Other Income on such statement. The 2008 Non-operating gain from subsidiary stock issuance is also reported as Other Income.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Market-making, trading and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Such, interest expense, which has been netted against interest income on the Consolidated Statements of Operations, was $7.5 million, $18.2 million and $15.2 million in 2008, 2007 and 2006, respectively.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $20.1 million, $5.5 million and $6.2 million in 2008, 2007 and 2006, respectively. Net trading revenue includes dividend expense of $11.7 million, $5.2 million and $6.8 million in 2008, 2007 and 2006, respectively.

Payments for order flow and ECN rebates represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company, and rebates for providing liquidity to Direct Edge ECN through the Deconsolidation Date. Soft dollar expense represents payments to or on behalf of institutions in connection with soft dollar programs.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of December 31, 2008, the Company’s Investment in Deephaven sponsored funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2008, the Company did not hold any financial instruments that met the definition of Level 3.

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. FSP FAS 157-2 is effective for fiscal years beginning after November 15, 2008. The Company believes that FSP FAS 157-2 will not have a material impact on the Company’s Consolidated Financial Statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to consider various inputs in determining fair value under conditions when the market for certain financial assets are not active. FSP FAS 157-3 was effective immediately upon issuance. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurements of financial assets or its financial condition as of December 31, 2008, nor did it affect the results of its operations for the year ended December 31, 2008.

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

Strategic investments

Strategic investments include non-controlling equity ownership interests held by the Company or its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Investments are held at adjusted cost when the Company is not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value pursuant to SFAS 157.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company assesses that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impaired value.

Goodwill and intangible assets

The Company applies the provisions of SFAS No. 142 Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with an indefinite useful life to be tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. Other intangible assets are amortized on a straight line basis over their useful lives and, as required by SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable.

Deferred compensation investments

The Company has several deferred compensation plans related to certain employees and directors that provide a return to the participants based upon the performance of various investments. In order to hedge its liability under these plans, the Company generally acquires the underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment (loss) income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.

Treasury stock

The Company records its purchases of treasury stock at cost as a separate component of Stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions. The Company may re-issue treasury stock, at average cost, related to the acquisition of new businesses.

Foreign currencies

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment (loss) income and other, net on the Consolidated Statements of Operations.

Soft dollar expense

Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. These payments are classified as Soft dollar expense on the Consolidated Statements of Operations and are reported gross of the related commission income pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The Company follows SFAS No. 13 Accounting for Leases, as clarified by EITF and FASB Technical Bulletins, which states that rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods should be recognized on a straight-line basis over the lease term beginning on the date the lessee takes possession of or controls the use of the space, including during free rent periods.

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

Income taxes

Pursuant to SFAS No. 109 Accounting for Income Taxes, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company evaluates the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings. Net deferred tax assets and liabilities are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Stock-based compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the “modified prospective method.” Under SFAS 123(R), the grant date of stock-based employee awards that require future service is amortized over the relevant service period.

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

SFAS 123(R) requires expected forfeitures to be considered in determining stock-based employee compensation expense. Prior to the adoption of SFAS 123(R), forfeiture benefits were recorded as a reduction to the Company’s actual compensation expense in the case of restricted shares, or pro-forma compensation expense in the case of options, when an employee left the Company and forfeited the award. For all years presented, the Company recorded a benefit for expected forfeitures on all outstanding stock-based awards. The benefit recorded did not have a material impact on the results of operations in any of the years presented.

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

Recently issued accounting standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company beginning on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the acquisition date fair value for all identifiable assets acquired, and liabilities assumed, any noncontrolling

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

interest in the acquiree and the goodwill acquired. SFAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development and requires the expensing of acquisition-related and restructuring costs as incurred. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company will apply the provisions of SFAS 141(R) to business combinations occurring after December 31, 2008. Adoption of SFAS 141(R) will not affect our Consolidated Financial Statements, but may have an effect on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008 with retrospective application. The Company does not expect the adoption of SFAS 160 to have a material effect on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect our Consolidated Financial Statements.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 require enhanced disclosures about credit derivatives and guarantees and amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to exclude credit derivative instruments accounted for at fair value under SFAS No. 133. FSP FAS 133-1 and FIN 45-4 were effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS 133-1 and FIN 45-4 only require additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS 133-1 and FIN 45-4 did not have an effect on our Consolidated Financial Statements.

3.    Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2008	Level 1	Level 2	Level 3	Total
Assets
Securities owned, held at clearing brokers, at fair value:
Equities (1)	$469.4	$—	$—	$469.4
U.S. government obligations	6.7	—	—	6.7
Investment in Deephaven sponsored funds	—	47.2	—	47.2
Strategic investment	—	27.9	—	27.9
Deferred compensation investments	—	72.7	—	72.7

Total fair value of financial instrument assets	$476.1	$147.8	$—	$623.9

Liabilities
Securities sold, not yet purchased, at fair value:
Equities (1)	$385.0	$—	$—	$385.0

Total fair value of financial instrument liabilities	$385.0	$—	$—	$385.0

(1)	Equities of $93.8 million have been netted by their respective long and short positions as of December 31, 2008.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

4.    Receivable from/Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	December 31, 2008	December 31, 2007
Receivable:
Clearing brokers and other	$281.9	$207.1
Securities failed to deliver	47.6	134.3
Deposits for securities borrowed	11.8	41.1

	$341.4	$382.5

Payable:
Securities failed to receive	$32.6	$79.5
Clearing brokers and other	65.5	37.5

	$98.1	$117.0

Totals may not add due to rounding.

5.    Investment in and Receivable from Deephaven Sponsored Funds and Asset Management Fees

Deephaven is the registered investment adviser and sponsor of the Deephaven Funds, which engage in various trading strategies involving equities, debt instruments and derivatives. The underlying investments in the Deephaven Funds are carried at market value. Of the $2.0 billion and $3.9 billion of assets under management in the Deephaven Funds as of December 31, 2008 and 2007, respectively, the Company had corporate investments as a limited partner or non-managing member of $47.2 million and $83.7 million, respectively. At December 31, 2007, the Company also had an $85.0 million receivable from Deephaven sponsored funds, which represented a redemption that was effective December 31, 2007 and was received in January 2008. Deferred compensation investments on the Consolidated Statements of Financial Condition at December 31, 2008 and 2007 included $35.8 million and $49.8 million, respectively, of investments as a limited partner or non-managing member in the Deephaven Funds related to employee and director deferred compensation plans. Separately, certain officers, directors and employees of the Company held direct investments of approximately $47.1 million and $27.6 million as limited partners or non-managing members in the Deephaven Funds, in the aggregate, as of December 31, 2008 and 2007, respectively.

Asset management fees represent fees earned by Deephaven for sponsoring and managing the Deephaven Funds as well as fees earned from separately managed accounts. These fees consist of management fees, calculated as fixed percentages of assets under management, and incentive allocation fees, generally calculated as a percentage of the funds’ and managed accounts’ year-to-date profits, if any. Incentive allocation fees may be negative in certain interim periods if the funds or managed accounts lose money for such period; however, such fees will not be negative on a year-to-date basis. Management fees were $33.9 million, $44.3 million and $35.5 million for 2008, 2007 and 2006, respectively. Incentive allocation fees were $12.4 million, $72.5 million and $178.4 million for 2008, 2007 and 2006, respectively.

Included in Investment (loss) income and other, net on the Company’s Consolidated Statements of Operations is (loss) income from the Company’s corporate investments in the Deephaven Funds of

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

($28.3) million, $17.8 million and $34.2 million for 2008, 2007 and 2006, respectively. For additional information on Deephaven, see Footnote 19, “Deephaven Transaction” and Footnote 25, “Subsequent Events.”

6.    Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following (in millions):

	Depreciation Period	December 31,
		2008	2007
Computer hardware and software	3 years	$110.8	$101.9
Leasehold improvements	*	69.5	52.5
Telephone systems	5 years	9.5	9.6
Furniture and fixtures	7 years	9.5	7.5
Trading systems and equipment	5 years	2.7	2.6

		201.9	174.1
Less—Accumulated depreciation and amortization		118.1	112.0

		$83.8	$62.1

* - Shorter of life of lease or useful life of assets

7.    Strategic Investments

Strategic investments of $83.7 million at December 31, 2008 consisted of a $27.9 million short-term investment in a liquid investment fund carried at fair value, $49.8 million in seven limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $1.0 million investment in common stock of two private companies representing less than 20% equity ownership which is held at cost, and $5.0 million in three debt instruments, which are held at adjusted cost. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of Strategic investments. Included in the $49.8 million investment in limited liability companies at December 31, 2008 is a $33.7 million equity investment in Direct Edge ECN, which is described further in Footnote 10 “Direct Edge ECN.”

Strategic investments of $73.7 million at December 31, 2007 consisted of a $30.8 million short-term investment in a liquid investment fund carried at fair value, $37.4 million in eight limited liability companies, limited partnership investments and a corporation accounted for under the equity method, and $5.5 million in common stock of two private companies representing less than 20% equity ownership, which are held at cost. Included in the $37.4 million investment in limited liability companies at December 31, 2007 is a $19.1 million equity investment in Direct Edge ECN.

8.    Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2008 and 2007, the Company

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

tested for the impairment of goodwill and intangible assets with indefinite lives and concluded that there was no impairment. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. In 2008, the Company discontinued the use of the Direct Trading Institutional trade name and wrote off the remaining book value of $2.5 million. In 2007, the Company wrote off $110,000 related to the discontinued use of the trade name of ValuBond Securities, Inc. No other events occurred in 2008 or 2007 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

The goodwill balances of $232.2 million and $132.8 million at December 31, 2008 and 2007, respectively, relate to the Global Markets segment. Goodwill increased by $99.4 million during 2008, due to the acquisitions of EdgeTrade and Knight Libertas. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Knight Direct, Hotspot, Donaldson, Knight BondPoint and Knight Libertas.

The Company had intangible assets, net of accumulated amortization, of $90.5 million and $57.8 million at December 31, 2008 and 2007, respectively, all included within the Global Markets business segment. Intangible assets increased by $32.6 million during 2008, primarily due to the acquisitions of EdgeTrade and Knight Libertas offset, in part, by the 2008 amortization expense and the writedown of the Direct Trading Institutional trade name. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from four to 24 years. The weighted average remaining life of the Company’s intangible assets at December 31, 2008 and 2007 is approximately 12 and 16 years, respectively.

In 2008, the Company recorded amortization expense, related to its intangible assets of $9.4 million. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $10.8 million in 2009, $10.6 million in 2010, $10.4 million in 2011, $10.1 in 2012 and $8.6 million in 2013.

The following chart summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of December 31, 2008 and 2007 (in millions):

Goodwill	December 31, 2008	December 31, 2007
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	43.8	43.8
Purchase of Hotspot business	55.7	55.7
Purchase of Knight BondPoint business	14.2	14.2
Purchase of EdgeTrade business	51.7	—
Purchase of Knight Libertas business	47.6	—

Total	$232.2	$132.8

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Intangible Assets(1)		December 31, 2008	December 31, 2007
Customer relationships(2)	Gross carrying amount	$84.8	$51.9
	Accumulated amortization	(15.4)	(9.1)

	Net carrying amount	69.4	42.8

Trade names(3)	Gross carrying amount	14.5	9.7
	Accumulated amortization	(4.1)	(0.9)

	Net carrying amount	10.4	8.8

Other(4)	Gross carrying amount	16.1	9.2
	Accumulated amortization	(5.4)	(2.9)

	Net carrying amount	10.7	6.3

Total	Gross carrying amount	115.3	70.8
	Accumulated amortization	(24.9)	(13.0)

	Net carrying amount	$90.5	$57.8

(1)  -  The weighted average remaining life of the Company’s intangible assets at December 31, 2008 is approximately 12 years.

(2)  -  Customer relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade and Knight Libertas acquisitions. The weighted average remaining life is approximately 12 years as of December 31, 2008 and 16 years as of December 31, 2007. Lives may be reduced depending upon actual retention rates.

(3)  -  Trade names relate to the acquisitions of Donaldson, Hotspot, EdgeTrade and Knight Libertas. The weighted average remaining life is approximately 19 years as of December 31, 2008 and 25 years as of December 31, 2007. During 2008, the Direct Trading Institutional trade name with an unamortized cost of $2.5 million was written off. During 2007, the ValuBond Securities, Inc. trade name with unamortized cost of $110,000 was written off. See Footnote 13, “Writedown of Assets and Lease Loss Accrual.”

(4)  -  Other includes technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately six years as of December 31, 2008 and five years as of December 31, 2007.

Totals may not add due to rounding.

9.    Long Term Debt

On October 9, 2007, the Company entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks led by JPMorgan Chase Bank, N.A. (“JPM”). The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. The proceeds of the credit facilities were used to finance share repurchases, finance selective acquisitions and for general corporate purposes. These credit facilities are repayable in full by October 3, 2010. Interest on the credit facilities is paid quarterly.

During the fourth quarter of 2007, the Company borrowed $70.0 million under the three year delayed-draw senior secured term loan facility. During the second quarter of 2008, the Company borrowed $70.0 million under the senior secured revolving facility, bringing the total amount borrowed at December 31, 2008 to $140.0 million.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Under the terms of the Credit Agreement, at the Company’s option, it may choose an interest rate based on the JPM Prime Rate or LIBOR rate. The interest and commitment fee rates vary based on changes in certain of the Company’s financial covenant ratios. The interest rate can range from the JPM Prime Rate plus 0.25% to 0.50% or London Interbank Offered Rate (“LIBOR”) plus 1.25% to 1.50%. The commitment fee can range from 0.30% to 0.35% on the average daily unused portion of the delayed-draw senior secured term loan facility and the senior secured revolving facility.

As of December 31, 2008 the $140.0 million loan facilities bear interest at 2.78% per annum, which is based on the three month LIBOR rate plus 1.25% and will reset at the lower of the JPM Prime Rate or LIBOR rate prevailing in March 2009. Approximately $4.8 million and $132,000 of interest expense was recorded in 2008 and 2007, respectively.

The Company was charged a commitment fee of 0.3% on the unused portion of the credit facilities. For the years ended December 31, 2008 and 2007, the Company recorded commitment fees of approximately $0.1 million each year, which has been included in Other expenses on the Consolidated Statements of Operations.

Under the Credit Agreement, substantially all of the Company’s material subsidiaries, other than its foreign subsidiaries, registered broker-dealer subsidiaries and subsidiaries thereof, guarantee the repayment of loans made pursuant to the credit facilities. Pursuant to the Credit Agreement, the credit facilities have been secured by substantially all of the assets of the Company.

The Credit Agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. It also contains financial covenants tied to the maintenance of financial ratios and metrics. As of December 31, 2008 and 2007, the Company was in compliance with all covenants of the Credit Agreement.

10.    Direct Edge ECN

Following the close of business on July 23, 2007, Direct Edge Holdings issued 1.33 million LLC units and a warrant to purchase an additional 1.9 million LLC units for $20 million (the “Warrant”) to Citadel in exchange for cash of $11.7 million. On September 28, 2007 (“the Deconsolidation Date”), Direct Edge Holdings issued an additional 1.9 million LLC units to Citadel in exchange for $20 million cash upon exercise of the Warrant. Immediately following the September 28, 2007 issuance to Citadel, the Company and Citadel sold a portion of their equity interests (1.2 million units and 1.0 million units, respectively) to Goldman Sachs for $12.75 million and $10.5 million cash, respectively.

As a result of Direct Edge Holdings’ issuance of equity interest to Citadel, the Company recognized, pursuant to SEC Staff Accounting Bulletin Topic 5-H, a pre-tax non-operating gain from subsidiary stock issuance of $8.8 million in the third quarter of 2007. The Company also realized a pre-tax gain of $4.2 million from the sale of a portion of its interest in Direct Edge Holdings to The Goldman Sachs Group, Inc., which is included in Investment (loss) income and other, net for the year ended December 31, 2007. As a result of these transactions, the Company, through one of its non-broker-dealer subsidiaries, owned 38% of the LLC units of Direct Edge Holdings following the Deconsolidation date.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On December 23, 2008, Direct Edge Holdings and the International Securities Exchange Holdings, Inc. (“ISE”) completed a transaction through which the ISE Stock Exchange became a wholly owned subsidiary of Direct Edge Holdings and the ISE gained a significant equity stake in Direct Edge Holdings. In conjunction with the closing of this transaction, the Company sold approximately 0.9 million of its 2.8 million Direct Edge Holdings units and its interest in the ISE Stock Exchange to the ISE for cash of $47.5 million and recognized a pre-tax gain, which is subject to adjustment pending finalization of Direct Edge Holding’s purchase accounting, of $51.6 million of which $35.7 million is included in Investment (loss) income and other, net and $15.9 million is reported as Non-operating gain from subsidiary stock issuance. As a result of these transactions, the Company, through one of its non-broker-dealer subsidiaries, reduced its interest in Direct Edge Holdings from approximately 38% to 19.9%.

As Direct Edge was a subsidiary of the Company prior to the Deconsolidation Date, the results of its operations through the Deconsolidation Date are included in the Consolidated Statements of Operations for all periods presented. The Company recorded a minority interest benefit of $337,000 which represents Citadel’s minority interest share of Direct Edge’s pre-tax losses for the period July 24, 2007 through the Deconsolidation Date. This amount has been included within Other expenses on the Consolidated Statements of Operations for this period.

Since the Company no longer controls Direct Edge as of the Deconsolidation Date, it is no longer a consolidated subsidiary. The Company accounts for its investment in Direct Edge under the equity method following the Deconsolidation Date, and such investment is included in Strategic investments on the December 31, 2007 and 2008 Consolidated Statements of Financial Condition.

As required by SEC Regulation S-X, summarized financial information of Direct Edge is as follows (in millions):

December 31, 2008
Total assets	$197.6

Total liabilities	$27.7
Members’ equity	169.9

Total liabilities and Members’ equity	$197.6

For the year ended December 31, 2008
Total revenue	$392.3
Total expenses	373.3

Net income	$19.1

11.    Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of December 31, 2008, the Company has not issued any stock appreciation rights.

Restricted Awards

Eligible employees and directors receive restricted shares and/or restricted stock units, (collectively “restricted awards”) as a portion of their total compensation. The substantial majority of restricted awards generally vest ratably over three years. The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances. Restricted awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted awards based on the fair value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. In 2008, 2007 and 2006, the Company recorded compensation expense relating to restricted awards of $31.4 million, $25.4 million and $14.0 million, respectively, the majority of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to restricted awards was $12.5 million, $10.1 million and $5.6 million in 2008, 2007 and 2006, respectively.

The following table summarizes restricted awards activity in 2008, 2007 and 2006 (awards in thousands):

	2008		2007		2006
	Number of Awards	Weighted- Average Grant date Fair Value	Number of Awards	Weighted- Average Grant date Fair Value	Number of Awards	Weighted- Average Grant date Fair Value
Outstanding at January 1	3,648.9	$15.19	2,711.1	$11.55	3,026.7	$10.31
Granted	2,567.8	16.32	2,564.4	18.20	1,093.9	13.42
Vested	(2,034.4)	13.73	(1,416.8)	13.86	(995.7)	10.25
Forfeited	(151.3)	14.57	(209.8)	14.06	(413.8)	10.54

Outstanding at December 31	4,031.0	$16.95	3,648.9	$15.19	2,711.1	$11.55

The weighted-average fair value of restricted awards granted in 2008, 2007 and 2006 was $16.32, $18.20 and $13.42, respectively. Based upon the value at date of vest, the cumulative fair value of restricted awards that vested in 2008, 2007 and 2006 was $33.5 million, $22.9 million and $13.3 million, respectively.

There is $48.7 million of unamortized compensation related to the unvested restricted awards outstanding at December 31, 2008. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.9 years.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees in their options upon retirement and in certain other circumstances. Options are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon share option exercises by its employees.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted in 2008, 2007 and 2006 was $5.45, $6.09 and $4.63, respectively. The weighted-average assumptions used were as follows in 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.0%	40.0%	40.0%
Risk-free interest rate	2.6%	4.3%	4.7%
Expected life (in years)	3.5	3.5	3.5

The Company recorded compensation expense relating to options of $3.1 million, $5.7 million and $6.8 million in 2008, 2007 and 2006, respectively, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to stock options was $1.3 million, $2.3 million and $2.7 million in 2008, 2007 and 2006, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table summarizes stock option activity and stock options exercisable in 2008, 2007 and 2006 (options in thousands):

2006	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Life (years)
Outstanding at January 1,	13,283.8	$8.26
Granted at market value	1,161.0	13.24
Exercised	(4,522.9)	5.92
Forfeited or expired	(1,092.7)	13.80

Outstanding at December 31,	8,829.2	$9.43	$92.5	4.93

Vested at December 31,	5,404.5	$8.61	$62.8	2.94

Available for future grants at December 31, *	13,967.2

2007
Outstanding at January 1,	8,829.2	$9.43
Granted at market value	609.8	17.39
Exercised	(3,487.3)	6.05
Forfeited or expired	(236.1)	13.82

Outstanding at December 31,	5,715.7	$12.16	$21.0	6.28

Vested at December 31,	3,355.5	$12.11	$19.7	6.17

Available for future grants at December 31, *	11,672.1

2008
Outstanding at January 1,	5,715.7	$12.16
Granted at market value	312.5	16.88
Exercised	(1,186.8)	8.82
Forfeited or expired	(93.1)	11.16

Outstanding at December 31,	4,748.3	$13.32	$19.2	5.93

Vested at December 31,	3,697.1	$12.60	$18.0	5.51

Available for future grants at December 31, *	9,838.2

*  -  represents both options and awards available for grant

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/08	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/08	Weighted- Average Exercise Price
$ 4.57-$9.52	839.3	6.18	$8.16	839.3	$8.16
$ 9.81-$9.90	910.0	4.57	9.86	793.3	9.86
$10.24-$10.30	813.2	5.86	10.24	813.2	10.24
$10.30-$16.32	869.5	6.60	13.37	626.8	13.11
$16.43-$17.97	1,004.8	7.99	17.42	344.6	17.42
$18.91-$71.38	311.5	0.92	32.04	279.8	33.51

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. The total intrinsic value of options exercised in 2008, 2007 and 2006 was $9.8 million, $37.9 million and $46.1 million, respectively. Cash received from the exercise of stock options in 2008 totaled $10.4 million.

There is $3.1 million of unrecognized compensation related to the unvested stock options outstanding at December 31, 2008. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.3 years.

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

For the year ended December 31, 2008	$4.9
For the year ended December 31, 2007	4.4
For the year ended December 31, 2006	4.1

13.    Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual, net during 2008, 2007 and 2006 was $1.2 million, ($2.5 million), and $8.5 million, respectively. The charge in 2008 was primarily related to the Company’s decision to discontinue the use of the Direct Trading Institutional trade name, offset by a benefit related to an adjustment of a previously recognized lease loss with respect to the Company’s 545 Washington Boulevard property in Jersey City, N.J.

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

14.    Discontinued Operations and Regulatory Charges and Related Matters

The Company completed the sale of its Derivative Markets business to Citigroup in December 2004. In accordance with SFAS 144, the results of the Derivative Markets operating segment, the revenues and expenses associated with these businesses as well as all costs associated with the sale transaction have been included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented.

In 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its former Derivative Markets operating segment

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

which, prior to its sale by the Company in December 2004, was primarily operated through Knight Financial Products LLC. The Company believes this request is part of a broader review by the staff of the SEC regarding certain trading practices in the options industry during the period from 1999 to 2005. The Company responded to this request and is cooperating with the staff of the SEC and certain regional exchanges to resolve this matter. During 2007, the Company recorded a pre-tax charge of $2.1 million ($1.4 million, net of tax) relating to this matter. The charge of $1.4 million has been reported in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations. There were no further updates on this matter in 2008.

15.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company income tax returns.

The provision for income taxes from continuing operations consists of (in millions):

	2008	2007	2006
Current:
U.S. federal	$94.8	$73.4	$106.6
U.S. state and local	25.3	13.1	7.9
Non U.S.	3.2	4.4	7.4

	123.3	90.9	121.9

Deferred:
U.S. federal	4.4	(12.5)	(27.0)
U.S. state and local	2.5	(0.7)	3.2
Non U.S.	0.0	(0.1)	0.1

	6.9	(13.3)	(23.7)

Provision for income taxes	$130.2	$77.6	$98.2

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

The following table reconciles income tax expense from continuing operations at the U.S. federal statutory rate to the Company’s Income tax expense (in millions):

	2008	2007	2006
U.S. federal income tax expense at statutory rate	$110.0	$70.4	$89.8
U.S. state and local income tax expense (benefit), net of U.S. federal income tax effect	18.1	8.1	7.2
Non U.S.	1.0	0.6	—
Nondeductible charges	3.3	0.6	0.5
Other, net	(2.2)	(2.1)	0.7

Income tax expense	$130.2	$77.6	$98.2

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (in millions):

	2008	2007
Deferred tax assets:
Employee compensation and benefit plans	$45.6	$48.0
Fixed assets and other amortizable assets	3.5	3.0
Reserves	6.1	10.3
Valuation of investments	5.5	1.8
Net operating loss carryforwards	41.3	40.7
Less: Valuation allowance on net operating loss carryforwards	(41.3)	(40.1)

Total Deferred tax assets	60.7	63.7

Deferred tax liabilities
Fixed assets and other amortizable assets	19.2	14.0
Valuation of investments	8.3	2.7

Total deferred tax liabilities	27.5	16.7

Net deferred tax assets	$33.2	$47.0

At December 31, 2008, the Company had U.S. federal net operating loss carryforwards, resulting from acquisitions, of $35.0 million. The Company recorded a related deferred tax asset of $12.3 million as of December 31, 2008, and an offsetting valuation allowance as these net operating loss carryforwards are considered more likely than not to expire unutilized. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2019.

At December 31, 2008, the Company had state net operating loss carryforwards of $97.8 million of which $33.5 million resulted from acquisitions. The Company recorded a related deferred tax asset of $5.6 million as of December 31, 2008, and an offsetting valuation allowance as these net operating loss carryforwards are considered more likely than not to expire unutilized. Certain of these carryforwards are subject to annual limitations on utilization and will begin to expire in 2011.

At December 31, 2008, the Company had U.K. net operating loss carryforwards of $78.0 million. The Company recorded a related deferred tax asset of $23.4 million as of December 31, 2008, and an offsetting valuation allowance as these net operating loss carryforwards are considered more likely than not to remain unutilized. These net operating losses may be carried forward indefinitely.

Effective January 1, 2007, the Company adopted FIN 48. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007 and at December 13, 2008, the Company had $0.9 million of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized.

As of December 31, 2008, the Company is subject to U.S. federal income tax examinations for the tax years 2005 and 2007, and to non-U.S. income tax examinations for the tax years 2002 through 2007. In addition, the Company is subject to state and local income tax examinations in various

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

jurisdictions for the tax years 2000 through 2007. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations before income taxes and minority interest. Penalties are recorded in Other expenses, interest paid is recorded as Interest expense and interest received is recorded in Interest, net on the Consolidated Statements of Operations.

16.    Earnings per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised and restricted stock awards were to vest.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 2008, 2007 and 2006 (in millions, except per share data):

	For the years ended December 31,
	2008		2007		2006
	Numerator/ net income	Denominator / shares	Numerator/ net income	Denominator/ shares	Numerator/ net income	Denominator/ shares
Income and shares used in basic calculations	$177.9	88.4	$122.2	97.1	$158.3	101.4
Effect of dilutive stock based awards	—	3.4	—	3.7	—	4.8

Income and shares used in diluted calculations	$177.9	91.8	$122.2	100.8	$158.3	106.2

Basic earnings per share		$2.01		$1.26		$1.56

Diluted earnings per share		$1.94		$1.21		$1.49

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.4 million, 1.1 million and 0.5 million in 2008, 2007 and 2006, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

17.    Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	For the years ended December 31,
	2008	2007	2006
Net income	$177.9	$122.2	$158.3
Other comprehensive income, net of tax:
Realization of gains on sales of investment securities held as available-for-sale	—	—	(10.3)

Total comprehensive income, net of tax	$177.9	$122.2	$148.0

Other comprehensive income, net of tax, represents net unrealized gains on the Company’s strategic investment in the ISE at December 31, 2005 and the subsequent realization of such gains in 2006.

18.    Significant Clients and Investors

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. No client accounted for more than 10% of the total U.S. equity dollar value traded during 2008 and 2007. One client accounted for approximately 10.9% of the Company’s U.S. equity dollar value traded during 2006.

The Company considers significant investors to be those investors who account for 10% or more of assets under management in the Deephaven Funds. Two investors each accounted for more than 10% of the Deephaven Funds’ asset under management as of December 31, 2008. One investor accounted for more than 10% of the Deephaven Funds’ asset under management as of December 31, 2007.

19.    Deephaven Transaction

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

Effective January 1, 2007, the Deephaven Managers were also granted an option (the “Option”), exercisable after January 1, 2008 and until December 31, 2012, and conditioned on meeting certain requirements, to obtain a 49% interest in Deephaven Holdings, to which the Company’s interests in Deephaven would be contributed in exchange for the termination of their new employment agreements and associated profit-sharing bonuses. The agreement also provided that in the event of a change of

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

control of the Company prior to December 31, 2012, the Deephaven Managers would have the option (the “Change of Control Option”), in exchange for the termination of their 2006 Employment Agreements and associated profit-sharing bonuses, to obtain a 51% interest in Deephaven Holdings or, if the Option had already been exercised, to increase their 49% interest resulting from the exercise of the Option by an additional 2%. Following any exercise of the Option or Change of Control Option by the Deephaven Managers, pre-tax earnings prior to profit sharing would be allocated between Knight and the Deephaven Managers in the same manner as under the 2006 Employment Agreements.

Exercise of Option by Deephaven Managers

On January 10, 2008, Deephaven Managing Partners, LLC (“Deephaven Partners”), an entity owned and controlled by the Deephaven Managers, provided notice to the Company that it was exercising the Option.

On February 1, 2008, after regulatory and contractual approvals were received, the Company completed the transaction whereby the Company contributed its interest in Deephaven to Deephaven Holdings, and Deephaven Partners acquired a 49% interest in Deephaven Holdings in exchange for the termination of the Deephaven Managers’ 2006 Employment Agreements and associated profit sharing bonuses and an equity contribution of $1 million to Deephaven Holdings by Deephaven Partners (the “Deephaven Transaction”). The Deephaven Transaction did not affect or result in any change to Deephaven’s role as investment manager to the funds it managed, or to the manner in which Deephaven carried out its duties as investment manager to those funds.

As part of the Deephaven Transaction, the Company and Deephaven Partners entered into a new Limited Liability Company Agreement (the “New LLC Agreement”) for Deephaven Holdings. In addition, the 2006 Employment Agreements terminated and were replaced by new long-term employment agreements between Deephaven Holdings and each of the Deephaven Managers (the “New Employment Agreements”). The New Employment Agreements do not include the profit-sharing bonuses provided under the 2006 Employment Agreements; however, the Deephaven Managers continue to be entitled to participate in certain profit pools relating to specific Deephaven funds. Following the Deephaven Transaction, pre-tax earnings are allocated between the Company and, through Deephaven Partners, the Deephaven Managers in a similar manner as under the 2006 Employment Agreements. Profit-sharing bonuses under the 2006 Employment Agreements had been reported in Employee compensation and benefits on the Company’s Consolidated Statements of Operations. As a result of the Deephaven Transaction, beginning in February 2008, profits or losses allocated to the Deephaven Managers are instead reported as Minority interest expense on the Company’s Consolidated Statements of Operations and included as Minority interest on the Company’s Consolidated Statements of Financial Condition. Minority interest expense of $6.2 million in 2008 represents the accrual for the one-time 2008 minimum distribution to the Deephaven Managers pursuant to the New LLC Agreement.

Under the New LLC Agreement, the Company owns 51% of the shares in Deephaven Holdings, and Deephaven Partners owns 49% of the shares. The Company is entitled to appoint a majority of the Board of Managers of Deephaven Holdings. Certain corporate actions require approval of a “super-majority” of members of the Board of Managers, including representatives of both Deephaven Partners and the Company. Neither party is permitted to transfer any of its interests in Deephaven Holdings to any unaffiliated third person without the consent of the other party. Any sale of Deephaven Holdings requires either (x) the consent of the holders of 75% of the shares or (y) if the aggregate consideration is in excess of $450 million, the approval of only Deephaven Partners (subject to a right of first refusal

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

for the benefit of the Company). Pursuant to the New LLC Agreement, proceeds from any sale or liquidation of Deephaven or Deephaven Holdings will be allocated among the Company and Deephaven Partners based upon a formula that takes into account their capital accounts at the time of such sale or liquidation and relative profit sharing percentages over a defined period of time.

See Footnote 20 “Commitments and Contingent Liabilities” for a discussion of the closing of the Deephaven Event Fund. Also, see Footnote 25 “Subsequent Events” for discussion of the Company’s plan to exit from the Asset Management business.

20.    Commitments and Contingent Liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company is subject to several of these matters at the present time. The results of these matters cannot be predicted with certainty, and the Company cannot estimate a possible range of loss for these matters at this time. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period.

As described in Footnote 2 “Significant Accounting Policies”, if a Deephaven fund which has a six-month performance period incurs losses in the performance period ended December 31, the Company may make the determination, at its sole discretion, to return all or a portion of incentive allocation fees collected for the prior six-month performance period ending June 30 of that year.

Based upon market conditions and industry practice, in August 2007, the Company, at its sole discretion, made the determination that if a Deephaven fund with a six-month performance period incurred losses in the performance period ending December 31, 2007, Deephaven would return all or a portion of the incentive allocation fees collected from investors in that fund for the six-month performance period ended June 30, 2007. Of the $68.4 million of incentive allocation fees recorded for the six-month period ended June 30, 2007, Deephaven repaid approximately $19.0 million in the fourth quarter of 2007.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $11.9 million, $9.1 million and $8.6 million in 2008, 2007 and 2006, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. The Company has sublet a portion of its excess office space to third parties.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of December 31, 2008, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Year ending December 31, 2009	16.8	1.0	15.8	6.3
Year ending December 31, 2010	17.1	0.9	16.1	2.9
Year ending December 31, 2011	17.4	0.9	16.4	0.8
Year ending December 31, 2012	17.4	1.0	16.4	0.8
Year ending December 31, 2013	15.6	1.1	14.6	—
Thereafter through October 31, 2021	102.8	4.9	97.9	—

	$187.1	$9.9	$177.2	$10.6

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of December 31, 2008, the Company has provided a letter of credit for $4.1 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations.

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

21.    Net Capital Requirements

The Company’s U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. As of December 31, 2008, all of the Company’s broker-dealer subsidiaries were in compliance with their capital adequacy requirements. The following table sets forth the net capital levels and requirements for the following significant U.S. registered broker-dealer subsidiaries at December 31, 2008 as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$125.5	$9.5	115.9
KCM	157.2	1.2	155.9
Knight Direct	20.6	0.9	19.6
Knight Libertas	7.9	0.7	7.2

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In addition, the Company’s foreign registered broker-dealers are subject to certain financial resource requirements of the FSA and SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at December 31, 2008 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KEMIL	$34.7	$13.7	$21.0

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

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company believes the risk of loss is minimal.

Securities sold, not yet purchased represent obligations to purchase such securities (or underlying securities) at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

During the normal course of business, the Company may enter into certain futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts. As of December 31, 2008, the Company was a party to futures contracts having a notional value of $51.1 million and a fair value of $124,000, which is recorded in Receivable from brokers and dealers on the Consolidated Statements of Financial Condition, net of cash collateral, with realized and unrealized gains and losses recognized in Net trading revenue on the Consolidated Statements of Operations.

The Company currently has no loans outstanding to any former or current executive officer or director.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

23.    Acquisitions

EdgeTrade

On January 14, 2008, the Company completed the acquisition of EdgeTrade for $58.2 million comprised of $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $69.0 million. None of the goodwill is expected to be deductible for tax purposes.

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

Agreed purchase price	$59.5
Adjustment for working capital	(2.0)

Adjusted purchase price	57.5
Acquisition costs	0.7

Purchase of business	$58.2

Cash	$1.0
Goodwill	51.7
Intangible assets	17.3
Other assets	3.9
Accrued expenses and other liabilities	(15.7)

Purchase of business	$58.2

Knight Libertas

On July 11, 2008, the Company acquired Libertas Holdings LLC and its subsidiaries, a boutique institutional fixed income brokerage firm, for $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the agreement include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Libertas during the three-year period following the closing of the transaction. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $73.8 million. The majority of goodwill is expected to be deductible for tax purposes.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

24.    Business Segments

The Company currently has three operating segments, Global Markets, Asset Management and Corporate. The Global Markets segment provides market access and trade execution services in nearly every U.S. equity security and a large number of international securities, fixed income, foreign exchange, futures and options. The Asset Management segment consists of the Company’s 51% ownership interest in Deephaven Holdings, which owns Deephaven, the investment manager and sponsor of the Deephaven Funds. The Corporate segment includes all corporate investment income earned on strategic investments, the Company’s corporate investment as a limited partner or non-managing member in the Deephaven Funds and corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses relating to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company’s revenues, income (loss) from continuing operations before income taxes and minority interest (“Pre-tax earnings”) and total assets by segment are summarized below (in millions):

	Global Markets	Asset Management	Corporate	Consolidated Total
For the year ended December 31, 2008:
Revenues	$998.5	$33.3	$1.1	$1,032.9
Pre-tax earnings(1)	357.5	(19.4)	(23.8)	314.3
Total assets	1,867.9	73.6	73.1	2,014.6
For the year ended December 31, 2007:
Revenues	$739.9	$118.2	$27.1	$885.2
Pre-tax earnings	180.4	16.5	4.3	201.2
Total assets	1,435.6	170.8	149.5	1,755.8
For the year ended December 31, 2006:
Revenues	$657.6	$214.9	$66.9	$939.5
Pre-tax earnings	150.3	74.8	31.4	256.5
Total assets	1,672.8	199.1	156.3	2,028.2

Totals may not add due to roundings.

(1)	Asset Management excludes $6.2 million in Minority interest expense relating to the one-time minimum distribution for the year ended December 31, 2008.

25.    Subsequent Events

Deephaven Asset Sale

As disclosed in a Form 8-K furnished by the Company on January 27, 2009, Deephaven announced that it entered into an Asset Purchase Agreement (“Purchase Agreement”) along with Stark & Roth, Inc. (together with its affiliates, “Stark”), Deephaven Partners, the Company and each of the Deephaven Managers, pursuant to which Deephaven has agreed to sell substantially all of its assets to Stark, and Stark will assume certain limited liabilities of Deephaven.

As consideration for the sale, Deephaven could receive: (i) a payment of up to $7.3 million on the closing date of the transaction, (ii) deferred payments of up to an additional $20.7 million to be paid between the closing date and 2011, and (iii) an additional payment in 2011 of up to $16.7 million based upon the investment return of certain assets being managed by Stark over the two year period following the closing of the transaction. Each of these payments (collectively the “Purchase Price”) is subject to pro rata reduction to the extent that investors in the Deephaven Global Multi-Strategy Fund (“GMS Fund”) representing less than $1.4 billion in assets elect to have Stark continue to manage their investment on an on-going basis.

It is currently expected that this formula-based reduction to the three components of the Purchase Price may be significant. In addition, the Purchase Price is subject to certain offsets. The closing of the transaction is subject to customary conditions, including approval of the GMS Fund investors as further described in the January 27, 2009 Form 8-K.

On February 20, 2009, Deephaven committed to begin the process of a wind-down of their business in contemplation of the Stark transaction. On this date, Deephaven began reducing their workforce by 20 employees, representing approximately 15% of their total workforce. Additional workforce reductions are expected during the first half of 2009.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

26.    Condensed Financial Statements of Knight Capital Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

Knight Capital Group, Inc. (parent only)

	December 31, 2008	December 31, 2007
	(in thousands)
Assets
Cash and cash equivalents	$64,619	$43,759
Securities owned, at fair value	6,721	6,400
Investments in subsidiaries, equity method	1,098,546	831,591
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $349 in 2008 and $132 in 2007	537	191
Investments in Deephaven sponsored funds	47,152	83,732
Receivable from Deephaven sponsored funds	—	85,000
Strategic investments	50,029	54,603
Other assets	60,956	29,209

Total assets	$1,328,560	$1,134,485

Liabilities and Stockholders’ Equity
Liabilities
Accrued compensation expense	$57,419	$21,710
Accrued expenses and other liabilities	2,815	10,094
Payable to subsidiaries	75,897	123,276
Income taxes payable	25,071	24,027
Long term debt	140,000	70,000

Total liabilities	301,202	249,107
Total stockholders’ equity	1,027,358	885,378

Total liabilities and stockholders’ equity	$1,328,560	$1,134,485

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Statements of Operations

Knight Capital Group, Inc. (parent only)

	For the years ended December 31,
	2008	2007	2006
	(in thousands)
Revenues
Corporate management fees	$28,000	$28,165	$28,000
Investment income and other, net	(40,092)	22,631	14,975

Total revenues	(12,092)	50,796	42,975

Expenses
Compensation expense	21,599	20,505	20,915
Professional fees	8,333	6,492	10,161
Business development	849	432	597
Interest expense	5,008	161	281
Other	5,010	3,815	3,785

Total expenses	40,799	31,405	35,739

(Loss) income before income taxes and equity in earnings of subsidiaries	(52,891)	19,391	7,236
Income tax (benefit) expense	(14,233)	5,062	444

(Loss) income before equity in earnings of subsidiaries	(38,658)	14,329	6,792
Equity in earnings of subsidiaries	216,569	107,911	151,554

Net income	$177,911	$122,240	$158,346

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Statements of Cash Flows

Knight Capital Group, Inc. (parent only)

	For the years ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$177,911	$122,240	$158,346
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Equity in earnings of subsidiaries	(216,569)	(107,911)	(151,554)
Depreciation and amortization	651	239	71
Stock-based compensation	5,310	4,539	3,998
Unrealized loss (gain) on investments in Deephaven sponsored funds	28,195	(17,786)	(12,669)
Realized (gain) on strategic investments	(1,547)	—	—
Unrealized loss (gain) on strategic investments	13,288	(688)	1,119
(Increase) decrease in operating assets
Securities owned	(321)	(57)	2,013
Other assets	(32,185)	(7,314)	(3,790)
Increase (decrease) in operating liabilities
Accrued compensation expense	35,709	396	8,406
Accrued expenses and other liabilities	(7,279)	6,921	568
Payable to subsidiaries	(18,200)	55,612	20,296
Income taxes payable	1,044	4,865	(5,746)

Net cash (used in) provided by operating activities	(13,993)	61,056	21,058

Cash flows from investing activities
Purchases of fixed assets and leasehold improvements	(562)	(14)	(310)
Redemptions in Deephaven sponsored funds	93,385	35,000	19,575
Investment in Deephaven sponsored funds	—	—	(1,310)
Proceeds from sale of strategic investments	6,275	5,534	—
Purchases of strategic investments	(13,442)	(10,400)	(38,750)
Dividends received from subsidiaries	123,503	129,324	250,514
Capital contributions to subsidiaries	(122,554)	(21,252)	(235,735)

Net cash provided by (used in) investing activities	86,605	138,192	(6,016)

Cash flows from financing activities
Stock options exercised	10,360	21,075	26,787
Income tax benefit on stock awards exercised	6,117	15,172	19,405
Proceeds from long term debt borrowing	70,000	70,000	—
Cost of common stock repurchased	(138,229)	(266,643)	(75,959)

Net cash used in financing activities	(51,752)	(160,396)	(29,767)

Increase (decrease) in cash and cash equivalents	20,860	38,852	(14,725)
Cash and cash equivalents at beginning of the year	43,759	4,907	19,632

Cash and cash equivalents at end of the year	$64,619	$43,759	$4,907

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,008	$97	$408

Cash paid for income taxes	$112,749	$66,826	$102,747

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Notes to Condensed Financial Statements

Knight Capital Group, Inc. (parent only)

A.    General

The condensed financial statements of Knight Capital Group, Inc. (parent only; the “Parent Company”) should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

B.    Income taxes

As stated in Footnote 15, “Income Taxes”, the Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate income tax returns. As such, both federal and state income taxes attributable to subsidiaries are accrued at the subsidiary level and are therefore, included in Equity in earnings of subsidiaries on the Condensed Financial Statements. Income tax (benefit) expense included on the Parent Company’s Condensed Statements of Operations represents only the income taxes attributable to the Parent Company.

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

(b) Management’s Report on Internal Control Over Financial Reporting. See report included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Knight’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III—ITEMS 10, 11, 12, 13 and 14

The Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”

(c)    INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
2.2	Asset Purchase Agreement, dated as of August 8, 2004, by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC. (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2004).

2.3	Amendment No. 1 to the Asset Purchase Agreement by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC dated December 9, 2004. (Incorporated herein by reference to Exhibit 2.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), December 15, 2004).

3.1	Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000).

3.2**	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Knight Trading Group, Inc., filed May 12, 2005.

3.3	Amended and Restated By-Laws of the Registrant dated January 19, 2005. (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated March 15, 2005).

10.1	License Agreement between Automated Securities Clearance, Ltd. and Knight Securities, L.P., dated April 5th, 1995. (Incorporated herein by reference to Exhibit 10.8 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.2*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.3*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.4	Clearing Agreement between Knight Securities, L.P. and Broadcort Capital Corp. (the “Knight Clearing Agreement”), dated September 28, 1999. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999).

10.5	Amendment to the Knight Clearing Agreement, dated October 18, 1999. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999).

10.6	Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002).

10.7	Form of Indemnification Contract entered into by members of the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.8*	Amended and Restated 2003 Equity Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.9	U.S. Securities and Exchange Commission Order. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.10	NASD Letter of Acceptance, Waiver and Consent. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.11*	Form of Non-Qualified Stock Option Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.12*	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.13*	Employment Letter Agreement, dated as of December 2, 2005, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.14*	Form of Non-Qualified Stock Option Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.15*	Form of Restricted Stock Award Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.16*	Option Agreement among Deephaven Managing Partners, LLC, Deephaven Capital Management LLC, Knight Capital Group, Inc., KFP Holdings I LLC, Colin Smith, Shailesh Vasundhra and Matthew Nunn, dated December 21, 2006. (Incorporated herein by reference to Exhibit 1.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 22, 2006).

10.17*	2006 Equity Incentive Plan of the Registrant. (Incorporated herein by reference from Exhibit A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 5, 2006).

10.18	Credit Agreement among Knight Capital Group, Inc., as Borrower, The Several Lenders from Time to Time Party Hereto, TD Banknorth, N.A and Wachovia Bank, National Association as Co-Syndication Agents, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated October 3, 2007. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated October 9, 2007).

10.19	Limited Liability Company Agreement of Deephaven Capital Management Holdings LLC among Knight Capital Group, Inc., KFP Holdings I LLC, Deephaven Managing Partners, LLC, Colin Smith, Shailesh Vasundhra and Matthew Nunn, dated February 1, 2008. (Incorporated herein by reference to Exhibit 1.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated February 7, 2008).

10.20*	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.20 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated February 29, 2008).

10.21*	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.21 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated February 29, 2008).

10.22*	Employment Letter Agreement, dated as of December 24, 2008, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2008).

10.23*	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan and 2006 Equity Incentive Plan, with deferral feature. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2008).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.24*	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan and 2006 Equity Incentive Plan, without deferral feature. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2008).

10.25**	Performance Restricted Stock Unit Agreement with Thomas M. Joyce, dated December 31, 2008, under the 2006 Equity Incentive Plan.

21.1**	Subsidiaries of the Registrant as of December 31, 2008.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 27th day of February, 2009.

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

Name	Title	Date

/s/ THOMAS M. JOYCE Thomas M. Joyce	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ STEVEN BISGAY Steven Bisgay	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ WILLIAM L. BOLSTER William L. Bolster	Director	February 27, 2009

/s/ GARY R. GRIFFITH Gary R. Griffith	Director	February 27, 2009

/s/ ROBERT M. LAZAROWITZ Robert M. Lazarowitz	Director	February 27, 2009

/s/ JAMES W. LEWIS James W. Lewis	Director	February 27, 2009

/s/ THOMAS C. LOCKBURNER Thomas C. Lockburner	Director	February 27, 2009

/s/ JAMES T. MILDE James T. Milde	Director	February 27, 2009

/s/ CHRISTOPHER C. QUICK Christopher C. Quick	Director	February 27, 2009

/s/ LAURIE M. SHAHON Laurie M. Shahon	Director	February 27, 2009