Form 10-Q
period 2009-03-31
KNIGHT CAPITAL GROUP, INC.
filed 2009-05-11
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2009, the number of shares outstanding of the Registrant’s Class A Common Stock was 92,961,307 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2009

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$150,710	$94,300
Net trading revenue	99,460	101,517
Interest, net	(597)	3,764
Investment loss and other, net	(4,219)	(5,603)

Total revenues	245,354	193,978

Expenses
Employee compensation and benefits	109,187	72,494
Execution and clearance fees	29,091	25,224
Payments for order flow	17,027	8,926
Communications and data processing	13,788	9,466
Depreciation and amortization	8,187	5,520
Occupancy and equipment rentals	5,361	3,813
Business development	4,346	3,611
Professional fees	2,902	3,664
Interest expense	981	1,057
Writedown of assets	699	-
Other	2,756	269

Total expenses	194,325	134,044

Income from continuing operations before income taxes	51,029	59,934
Income tax expense	21,148	24,837

Income from continuing operations, net of tax	29,881	35,097
Loss from discontinued operations, net of tax	(20,514)	(2,594)

Net income	$9,367	$32,503

Basic earnings per share from continuing operations	$0.34	$0.39

Diluted earnings per share from continuing operations	$0.33	$0.38

Basic earnings per share from discontinued operations	$(0.24)	$(0.03)

Diluted earnings per share from discontinued operations	$(0.23)	$(0.03)

Basic earnings per share	$0.11	$0.36

Diluted earnings per share	$0.10	$0.35

Shares used in computation of basic earnings per share	86,911	89,810

Shares used in computation of diluted earnings per share	91,309	92,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009 (Unaudited)	December 31, 2008
	(In thousands)
ASSETS
Cash and cash equivalents	$336,862	$416,957
Securities owned, held at clearing brokers, at fair value	819,102	476,111
Receivable from brokers and dealers	402,133	341,350
Receivable from discontinued operations	35,866	10,851
Investment in Deephaven Funds	31,620	47,152
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	81,500	81,237
Strategic investments	83,610	83,697
Goodwill	232,197	232,197
Intangible assets, less accumulated amortization	87,641	90,477
Deferred compensation investments	42,712	41,637
Assets within discontinued operations	58,746	84,868
Other assets	108,538	118,892

Total assets	$2,320,527	$2,025,426

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Securities sold, not yet purchased, at fair value	$598,468	$385,003
Payable to brokers and dealers	280,099	98,138
Accrued compensation expense	88,720	171,392
Accrued expenses and other liabilities	88,591	132,369
Liabilities within discontinued operations	74,290	63,988
Long term debt	140,000	140,000

Total liabilities	1,270,168	990,890

Stockholders’ equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock	1,577	1,544
Shares authorized: 500,000 at March 31, 2009 and December 31, 2008;
Shares issued: 157,656 at March 31, 2009 and 154,404 at December 31, 2008;
Shares outstanding: 92,908 at March 31, 2009 and 90,121 at December 31, 2008
Additional paid-in capital	670,095	648,716
Retained earnings	1,121,377	1,112,010
Treasury stock, at cost; 64,748 shares at March 31, 2009 and 64,283 shares at December 31, 2008	(743,449)	(734,912)

Total Knight Capital Group, Inc. stockholders’ equity	1,049,600	1,027,358
Noncontrolling interest	759	7,178

Total stockholders’ equity	1,050,359	1,034,536

Total liabilities and stockholders’ equity	$2,320,527	$2,025,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$9,367	$32,503
Loss from discontinued operations, net of tax	(20,514)	(2,594)

Income from continuing operations, net of tax	29,881	35,097
Adjustments to reconcile income from continuing operations, net of tax to net cash (used in) provided by operating activities
Depreciation and amortization	8,187	5,520
Stock-based compensation	12,053	9,370
Deferred rent	414	127
Writedown of assets	699	-
Unrealized loss on strategic investments	45	3,099
Unrealized loss on investments in Deephaven Funds	3,857	7,041
Operating activities from discontinued operations	16,895	3,669
(Increase) decrease in operating assets, net of acquisitions and disposals
Securities owned	(342,991)	(38,748)
Receivable from brokers and dealers	(60,783)	62,095
Receivable from discontinued operations	(25,015)	16,126
Deferred compensation investments	(1,101)	806
Other assets	10,354	(28,554)
Increase (decrease) in operating liabilities, net of acquisitions and disposals
Securities sold, not yet purchased	213,465	29,456
Payable to brokers and dealers	181,961	(25,277)
Accrued compensation expense	(79,362)	(57,491)
Accrued expenses and other liabilities	(44,191)	(12,090)

Net cash (used in) provided by operating activities	(75,632)	10,246

Cash flows from investing activities
Redemption of Deephaven Funds	-	85,000
Distributions from Deephaven Funds	11,700	-
Purchases of fixed assets and leasehold improvements	(6,312)	(5,526)
Purchases of strategic investments	-	(12,442)
Proceeds of cash distribution from strategic investment	41	-
Purchase of business, net of cash acquired	-	(27,241)
Investing activities from discontinued operations	-	(823)

Net cash provided by investing activities	5,429	38,968

Cash flows from financing activities
Stock options exercised	3,549	3,119
Income tax benefit on stock awards exercised	1,274	1,402
Cost of common stock repurchased	(8,537)	(33,519)
Financing activities from discontinued operations	(6,178)	1,011

Net cash used in financing activities	(9,892)	(27,987)

(Decrease) increase in cash and cash equivalents	(80,095)	21,227
Cash and cash equivalents at beginning of period	416,957	190,924

Cash and cash equivalents at end of period	$336,862	$212,151

Supplemental disclosure of cash flow information:
Cash paid for interest	$981	$1,057

Cash paid for income taxes	$34,031	$30,167

Supplemental disclosure of investing activities:
Goodwill		$51,385
Intangible assets		17,300
Other assets		3,911
Accrued expenses and other liabilities		(15,355)

		57,241
Issuance of common stock in connection with acquisitions		(30,000)

Purchase of business, net of cash acquired		$27,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has two operating segments within its continuing operations, Global Markets and Corporate. Effective March 31, 2009, as described below, the Company’s Asset Management segment has been classified as a discontinued operation. As of March 31, 2009, the Company’s operating segments comprised the following subsidiaries:

Global Markets

•

Knight Equity Markets, L.P. (“KEM”) primarily operates as a market-maker in over-the-counter (“OTC”) equity securities, primarily those traded in the Nasdaq Stock Market and on the OTC Bulletin Board. KEM also operates the Company’s primary domestic institutional sales business. Donaldson & Co., a division of KEM, offers soft dollar and commission recapture services. KEM is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the Nasdaq Stock Exchange (“Nasdaq”), the New York Stock Exchange (“NYSE”), Financial Industry Regulatory Authority (“FINRA”), the International Securities Exchange, LLC (“ISE”), the National Stock Exchange (“NSX”), the Chicago Board Options Exchange (“CBOE”), the National Futures Association (“NFA”), Nasdaq OMX, Nasdaq OMX BX and the Municipal Securities Rulemaking Board (“MSRB”).

•

Knight Capital Markets LLC (“KCM”) primarily operates as a market-maker in the over-the-counter market for NYSE, NYSE Alternext and NYSE Arca listed securities. KCM is a broker-dealer registered with the SEC and is a member of Nasdaq and FINRA.

•

Knight Equity Markets International Limited (“KEMIL”) is a U.K. registered broker-dealer that provides trade execution services for institutional and broker-dealer clients in U.S., European and Asian equities. KEMIL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and is a member of the London Stock Exchange, Deutsche Börse AG, Euronext N.V. (incorporating Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris), Borsa Italiana, OMX (incorporating the Copenhagen Stock Exchange, Helsinki Stock Exchange and Stockholm Stock Exchange), Oslo Børs, SWX Europe Limited, Weiner Börse, Chi-X Europe Limited and Turquoise.

•

Knight Equity Markets Hong Kong Limited (“KEMHK”) offers trade execution services in Asian, U.S. and European equities to institutional clients worldwide. KEMHK is a broker-dealer registered on the Hong Kong Stock Exchange (“HKEx”) and regulated by the Securities and Futures Commission (“SFC”).

•

Knight Direct LLC (“Knight Direct”) provides institutions with direct market access trading through Knight Direct EMS™, an advanced electronic platform. EdgeTrade LLC (“EdgeTrade”), an agency-only trade execution and algorithmic software firm that allows buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs, was acquired by the Company in January 2008 and merged into Knight Direct in August 2008. Knight Direct is a broker-dealer registered with the SEC and is a member of Nasdaq, FINRA and the NFA.

•	Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions and dealers with spot foreign exchange executions through advanced, fully electronic platforms. One Hotspot

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

subsidiary is regulated by the FSA, and another Hotspot subsidiary is a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the NFA. In February 2009, Hotspot sold its retail customer accounts to a third party.

•

Knight BondPoint, Inc. (“Knight BondPoint”) provides electronic access and trade execution products for the retail fixed income market. Knight BondPoint is a broker-dealer registered with the SEC and is a member of FINRA and MSRB.

•

Knight Libertas Holdings LLC (formerly known as Libertas Holdings LLC) and its subsidiaries (collectively, “Knight Libertas”) provide trade execution services and investment research across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, convertible bonds and syndicated loans. Knight Libertas also provides capital markets services to growing companies in need of financing to support expansion. One Knight Libertas domestic subsidiary is a broker-dealer registered with the SEC and is a member of FINRA and MSRB, while its U.K. subsidiary is regulated by the FSA. Knight Libertas also has a Hong Kong registered broker-dealer that is regulated by the SFC. Knight Libertas was acquired by the Company in July 2008.

Corporate

The Corporate segment invests in strategic, financial service-oriented opportunities, allocates, deploys and monitors all capital and maintains all corporate overhead expenses. The Corporate segment includes investment income earned on strategic investments and the Company’s corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

Discontinued Operations

Through March 31, 2009, the Company’s Asset Management segment comprised Deephaven Capital Management LLC (“Deephaven”), which was the registered investment adviser to, and sponsor of, the Deephaven investment funds (the “Deephaven Funds”). Prior to February 1, 2008, Deephaven was a wholly-owned subsidiary of the Company. On February 1, 2008, the Company contributed its interest in Deephaven to Deephaven Capital Management Holdings LLC (“Deephaven Holdings”) in exchange for a 51% interest in Deephaven Holdings. In addition, certain Deephaven managers (“Deephaven Managers”) acquired a 49% interest in Deephaven Holdings in exchange for the termination of their employment agreements and associated profit sharing bonuses and an equity contribution.

On January 27, 2009, Deephaven and its subsidiaries entered into an Asset Purchase Agreement along with Deephaven Managing Partners, LLC (“Deephaven Partners”), the Company, and each of the Deephaven Managers to sell substantially all of Deephaven’s assets to Stark & Roth, Inc. (together with its affiliates, “Stark”) with Stark agreeing to assume certain limited liabilities of Deephaven.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On March 31, 2009, Deephaven closed the sale of substantially all of its assets to Stark. As of that date, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds and the Company exited the Asset Management business. As a result of this sale, the Company’s Asset Management segment has been classified as a discontinued operation.

2.	Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of the Company and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. All significant intercompany transactions and balances have been eliminated.

The Company consolidates all of its wholly-owned subsidiaries as well as any subsidiary in which it has a controlling financial interest or where it is considered to be the primary beneficiary. In circumstances where the voting interest model prescribed by Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, (“ARB 51”), is applicable, a controlling financial interest is generally indicated by direct or indirect ownership of over fifty percent of the outstanding voting shares of the subsidiary. In circumstances where the variable interest model prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) applies, the Company considers the various factors indicated by FIN 46(R) to determine whether the Company is the primary beneficiary, which is the party that absorbs a majority of the subsidiary’s expected losses, receives a majority of its expected residual returns, or both.

Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

Certain reclassifications have been made to the prior period’s Consolidated Financial Statements in order to conform to the current period presentation. Such reclassifications had no effect on previously reported Net income. These reclassifications are as follows:

•

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 applies retroactively and requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity on the Consolidated Statements of Financial Condition. The Company recorded a benefit (loss) attributable to noncontrolling interests of $0.2 million and ($1.5 million) for the three months ended March 31, 2009 and 2008, respectively, related to the Asset Management segment and as such is included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

•

The Company reclassified costs related to its soft dollar and commission recapture activity. The Company determined that it would be appropriate to report commission revenue associated with these activities net of the associated soft dollar and commission recapture expense pursuant to the guidance provided in Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), instead of reporting such amounts on a gross basis. This reclassification resulted in a reduction of both the Company’s reported Commissions and fees and Total revenues of approximately $18.9 million for the three months ended March 31, 2008.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Market-making, trading and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Such interest expense, which has been netted against interest income on the Consolidated Statements of Operations, was $1.5 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market-making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $5.4 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively. Net trading revenue also includes dividend expense of $3.8 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively.

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company.

Estimated fair value of financial instruments

In January 2008, The Company adopted SFAS No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and establishes a hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The fair value hierarchy can be summarized as follows:

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of March 31, 2009, the Company’s Investment in Deephaven Funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2008 and March 31, 2009, the Company did not hold any financial instruments that met the definition of Level 3.

In February 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. FSP FAS 157-2 became effective for the Company on January 1, 2009. The implementation of FSP FAS 157-2 did not have a material impact on the Company’s Consolidated Financial Statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to consider various inputs in determining fair value under conditions when the market for certain financial assets are not active. FSP FAS 157-3 was effective immediately upon issuance. FSP FAS 157-3 did not affect the Company’s fair value measurements of financial assets or its financial condition as of March 31, 2009, nor did it affect the results of its operations for the three months ended March 31, 2009.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

In April 2009, the FASB issued the following staff positions:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly and emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact of the adoption of FSP FAS 157-4 on its Consolidated Financial Statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. FSP FAS 107-1 and APB 28-1 are effective June 30, 2009. The Company is currently evaluating the potential impact of the adoption of FSP FAS 107-1 and APB 28-1 on its Consolidated Financial Statements.

Strategic investments

Strategic investments include noncontrolling equity ownership interests held by the Company or its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Investments are held at adjusted cost when the Company is not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value pursuant to SFAS 157.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Deferred compensation investments

The Company has several deferred compensation plans related to certain employees and directors that provide a return to the participants based upon the performance of various investments. In order to hedge its liability under these plans, the Company generally acquires the underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment loss and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Company’s Consolidated Statements of Operations.

Treasury stock

The Company records its purchases of treasury stock at cost as a separate component of Stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions. The Company may re-issue treasury stock, at average cost, related to the acquisition of new businesses or, in certain instances, as inducement grants to new hires.

Foreign currencies

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment loss and other, net on the Consolidated Statements of Operations.

Soft dollar and commission recapture expense

Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. These payments are recorded net within Commissions and fees on the Consolidated Statements of Operations pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

Discontinued operations

In accordance with SFAS 144, the revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations. Assets and liabilities of discontinued operations are included in Assets within discontinued operations and Liabilities within discontinued operations, respectively, on the Consolidated Statements of Financial Condition. Cash flows from discontinued operations are presented on the Consolidated Statements of Cash Flows within operating, investing and financing activities, as applicable, for all periods.

Stock-based compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the “modified prospective method.” Under SFAS 123(R), the grant date fair value of stock-based employee awards that require future service is amortized over the relevant service period. For option awards granted subsequent to the adoption of SFAS 123(R), compensation cost is recognized on a straight-line basis over the requisite service period for the entire award, which is the same methodology that the Company uses to account for restricted share awards.

SFAS 123(R) requires expected forfeitures to be considered in determining stock-based employee compensation expense. Prior to the adoption of SFAS 123(R), forfeiture benefits were recorded as a

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

reduction to the Company’s actual compensation expense in the case of restricted shares, or pro-forma compensation expense in the case of options, when an employee left the Company and forfeited the award. For all periods presented, the Company recorded a benefit for expected forfeitures on all outstanding stock-based awards. The benefit recorded did not have a material impact on the results of operations in any of the periods presented.

The Company applies a non-substantive vesting period approach for stock-based awards whereby the expense is accelerated for those employees and directors that receive options and restricted stock units (“RSUs”) and are eligible to retire prior to the options or RSUs vesting.

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

Recently Adopted and Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the acquisition date fair value for all identifiable assets acquired, and liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development and requires the expensing of acquisition-related and restructuring costs as incurred. SFAS 141(R) was effective as of January 1, 2009 and the Company will apply the provisions of this statement to any future business combinations.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, (“FSP FAS 141(R)-1”) which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Pursuant to the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. FSP FAS 141(R)-1 is effective for an entity’s fiscal year that begins after December 15, 2008. The impact of the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after January 1, 2009, if any.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

entity’s first fiscal year beginning after December 15, 2008. The presentation and disclosure of SFAS 160 were applied retroactively. Other than the change in presentation of Noncontrolling interest, the adoption of SFAS 160 did not materially impact the Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective as of January 1, 2009. The adoption of SFAS 161 only affected disclosures within the footnotes to the Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether unvested share-based payment awards that contain rights to dividends will be considered to be a separate class of common stock and will be included in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 was effective as of January 1, 2009 and required retrospective application to all prior period earnings per share data presented. There was no impact from the adoption of FSP EITF 03-6-1 to earnings per share for the three months ended March 31, 2009 and 2008 since the Company did not pay any dividends during the respective three month periods.

3.	Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Securities owned, held at clearing brokers, at fair value:
Equities (1)	$788.4	$-	$-	$788.4
Listed equity options	23.9	-	-	23.9
U.S. government obligations	6.7	-	-	6.7
Investment in Deephaven Funds	-	31.6	-	31.6
Strategic investment	-	27.8	-	27.8
Deferred compensation investments (2)	-	42.7	-	42.7

Total fair value of financial instrument assets	$819.1	$102.1	$-	$921.2

Liabilites
Securities sold, not yet purchased, at fair value:
Equities (1)	$580.9	$-	$-	$580.9
Listed equity options	17.6	-	-	17.6

Total fair value of financial instrument liabilities	$598.5	$-	$-	$598.5

(1)	Equities of $116.2 million have been netted by their respective long and short positions as of March 31, 2009.
(2)	Amount excludes $27.6 million of Level 2 assets which was recorded as part of Assets within discontinued operations at March 31, 2009.
*	Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2008	Level 1	Level 2	Level 3	Total
Assets
Securities owned, held at clearing brokers, at fair value:
Equities (1)	$469.4	$-	$-	$469.4
U.S. government obligations	6.7	-	-	6.7
Investment in Deephaven Funds	-	47.2	-	47.2
Strategic investment	-	27.9	-	27.9
Deferred compensation investments (2)	-	41.6	-	41.6

Total fair value of financial instrument assets	$476.1	$116.7	$-	$592.8

Liabilites
Securities sold, not yet purchased, at fair value:
Equities (1)	$385.0	$-	$-	$385.0

Total fair value of financial instrument liabilities	$385.0	$-	$-	$385.0

(1)	Equities of $93.8 million have been netted by their respective long and short positions as of December 31, 2008.
(2)	Amount excludes $31.1 million of Level 2 assets which was recorded as part of Assets within discontinued operations at December 31, 2008.
*	Totals may not add due to rounding.

As of March 31, 2009, the Company held 41,348 long listed equity option contracts with a gross fair value of $23.9 million and 78,993 short listed equity option contracts with a gross fair value of $17.6 million which are included on the Consolidated Statements of Financial Condition within Securities owned, held at clearing brokers, at fair value and Securities sold, not yet purchased, at fair value, respectively. These positions are not considered hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) since they are used for trading activities. For the three months ended March 31, 2009, pre-tax losses of $1.9 million with respect to the listed equity options were recorded within Net trading revenue on the Consolidated Statements of Operations.

4.	Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	March 31, 2009	December 31, 2008
Receivable:
Clearing brokers and other	$339.5	$281.9
Securities failed to deliver	46.7	47.6
Deposits for securities borrowed	15.9	11.8

	$402.1	$341.4

Payable:
Clearing brokers and other	$246.9	$65.5
Securities failed to receive	33.2	32.6

	$280.1	$98.1

*	Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Investment in Deephaven Funds

Through March 31, 2009, Deephaven was the registered investment adviser to, and sponsor of, the Deephaven Funds. The Company’s investment in the Deephaven Funds is carried at fair value, as disclosed in Footnote 3 “Fair Value of Financial Instruments”. The Company had corporate investments as a limited partner or non-managing member of $31.6 million and $47.2 million at March 31, 2009 and December 31, 2008, respectively. Deferred compensation investments on the Consolidated Statements of Financial Condition at March 31, 2009 and December 31, 2008 included $4.0 million and $4.8 million, respectively, of investments as a limited partner or non-managing member in the Deephaven Funds related to employee and director deferred compensation plans. Excluded from Deferred compensation investments are $27.6 million and $31.1 million of investments as a limited partner or non-managing member in the Deephaven Funds included as part of Assets within discontinued operations at March 31, 2009 and December 31, 2008, respectively. Separately, certain officers, directors and employees of the Company held direct investments of approximately $4.3 million and $47.1 million as limited partners or non-managing members in the Deephaven Funds, in the aggregate, as of March 31, 2009 and December 31, 2008, respectively.

Included in Investment loss and other, net on the Company’s Consolidated Statements of Operations are the results from the Company’s corporate investments as a limited partner or non-managing member in the Deephaven Funds. These results were losses of $3.9 million and $7.0 million for the three months ended March 31, 2009 and 2008, respectively.

As of April 1, 2009, the Deephaven Funds are being managed by Stark. See Footnote 12 “Discontinued Operations” for further discussion on the closing of Deephaven and the sale of substantially all of its assets.

6.	Strategic Investments

Strategic investments of $83.6 million at March 31, 2009 consisted of a $27.8 million short-term investment in a liquid investment fund carried at fair value pursuant to SFAS 157, $49.8 million in seven limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $1.0 million investment in common stock of two private companies representing less than 20% equity ownership, which are held at cost and $5.0 million in three debt instruments, which are held at adjusted cost. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of Strategic investments. Included in the $49.8 million investment in limited liability companies at March 31, 2009 is a $35.2 million equity investment in Direct Edge ECN.

Strategic investments of $83.7 million at December 31, 2008 consisted of a $27.9 million short-term investment in a liquid investment fund carried at fair value, $49.8 million in seven limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $1.0 million investment in common stock of two private companies representing less than 20% equity ownership which is held at cost, and $5.0 million in three debt instruments, which are held at adjusted cost. Included in the $49.8 million investment in limited liability companies at December 31, 2008 is a $33.7 million equity investment in Direct Edge ECN.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2008, the Company tested for the impairment of goodwill and intangible assets with indefinite lives and concluded that there was no impairment. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the three months ended March 31, 2009 and 2008 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

The goodwill balance of $232.2 million at both March 31, 2009 and December 31, 2008, relates to the Global Markets segment. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Knight Direct, Hotspot, Donaldson, Knight BondPoint and Knight Libertas.

The Company had intangible assets, net of accumulated amortization, of $87.6 million and $90.5 million at March 31, 2009 and December 31, 2008, respectively, all of which are included within the Global Markets segment. Intangible assets decreased by $2.8 million during the three months ended March 31, 2009 due to amortization expense. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from four to 24 years. The weighted average remaining life of the Company’s intangible assets at both March 31, 2009 and December 31, 2008 is approximately 12 years.

The Company recorded amortization expense, related to its intangible assets of $2.8 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the estimated amortization expense relating to the intangible assets for each of the next five years approximates $8.0 million for the remainder of 2009, $10.6 million in 2010, $10.4 million in 2011, $10.1 million in 2012 and $8.6 million in 2013.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The chart below summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of March 31, 2009 and December 31, 2008 (in millions):

Goodwill		March 31, 2009	December 31, 2008
Purchase of Trimark business		$10.1	$10.1
Purchase of Tradetech business		3.0	3.0
Purchase of Donaldson business		3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe		2.5	2.5
Purchase of Direct Trading business		43.8	43.8
Purchase of Hotspot business		55.7	55.7
Purchase of Knight BondPoint business		14.2	14.2
Purchase of EdgeTrade business		51.7	51.7
Purchase of Libertas business		47.6	47.6

Total		$232.2	$232.2

Intangible Assets		March 31, 2009	December 31, 2008
Customer relationships (1)	Gross carrying amount	$84.8	$84.8
	Accumulated amortization	(17.4)	(15.4)

	Net carrying amount	67.3	69.4

Trade names (2)	Gross carrying amount	14.5	14.5
	Accumulated amortization	(4.2)	(4.1)

	Net carrying amount	10.3	10.4

Other (3)	Gross carrying amount	16.1	16.1
	Accumulated amortization	(6.0)	(5.4)

	Net carrying amount	10.0	10.7

Total	Gross carrying amount	115.3	115.3
	Accumulated amortization	(27.7)	(24.9)

	Net carrying amount	$87.6	$90.5

(1) -	Customer relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade and Libertas acquisitions. The weighted average remaining life is approximately 12 years as of March 31, 2009 and December 31, 2008. Lives may be reduced depending upon actual retention rates.
(2) -	Trade names relate to the acquisitions of Donaldson, Hotspot, EdgeTrade and Libertas. The weighted average remaining life is approximately 18 years as of March 31, 2009 and 19 years as of December 31, 2008. During 2008, the “Direct Trading Institutional” trade name with an unamortized cost of $2.5 million was written off.
(3) -	Other includes technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately six years as of March 31, 2009 and December 31, 2008.
*	Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

8.	Long Term Debt

On October 9, 2007, the Company entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks led by JPMorgan Chase Bank, N.A. (“JPM”). The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. The proceeds of the credit facilities may be used to finance share repurchases, finance selective acquisitions and for general corporate purposes. These credit facilities are repayable in full on October 3, 2010. Interest on the credit facilities is paid quarterly. As of March 31, 2009, $140.0 million was outstanding under the Credit Agreement.

Under the terms of the Credit Agreement, the Company has the option to choose an interest rate based on either the JPM Prime Rate or the LIBOR rate. As of March 31, 2009, the $140.0 million loan facilities bear interest at 2.48% per annum, which is based on the three month LIBOR rate plus 1.25% and will reset at the lower of the JPM Prime Rate or LIBOR rate prevailing in June 2009. Approximately $1.0 million and $1.1 million of interest expense was recorded for the three months ended March 31, 2009 and 2008, respectively.

The Company is charged a commitment fee of 0.3% on any unused portion of the credit facilities. For the three months ended March 31, 2008, the Company recorded commitment fees of approximately $0.1 million, which has been included in Other expenses on the Consolidated Statements of Operations. No commitment fees were recorded during the three months ended March 31, 2009, since the Credit Agreement has been fully drawn.

Under the Credit Agreement, substantially all of the Company’s material subsidiaries, other than its foreign subsidiaries, registered broker-dealer subsidiaries and subsidiaries thereof, guarantee the repayment of loans made pursuant to the credit facilities. Pursuant to the Credit Agreement, the credit facilities have been secured by substantially all of the assets of the Company.

The Credit Agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. It also contains financial covenants tied to the maintenance of financial ratios and metrics. As of March 31, 2009 and December 31, 2008, the Company was in compliance with all covenants under the Credit Agreement.

9.	Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of March 31, 2009, the Company has not issued any stock appreciation rights.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Restricted Shares and Restricted Stock Units

Eligible employees and directors receive restricted shares and/or restricted stock units, (collectively “restricted awards”) as a portion of their total compensation. The substantial majority of restricted awards generally vest ratably over three years. The Company has also issued restricted awards that vest based upon the market price of Knight’s common stock reaching a certain price for a specified period of time (“Market Shares”). The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances. Restricted awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted awards other than Market Shares based on the fair value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. The Company determines compensation cost for Market Shares based upon the fair value of such awards at date of grant and projected median vesting periods, both of which are based on statistical simulation models. The principal assumptions utilized in valuing Market Shares and determining their median vesting periods include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the award; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) maximum life – based upon the maximum contractual life of the award. Based upon the results of this model, the weighted-average fair value and median vesting period of Market Shares granted during the three months ended March 31, 2009 were $9.65 per share and 1.7 years, respectively. There were no Market Shares granted for the three months ended March 31, 2008. The Company recorded compensation expense from continuing operations of $11.1 million and $8.3 million, for the three months ended March 31, 2009 and 2008, respectively, relating to restricted awards, the majority of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to restricted awards was $4.4 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes restricted awards activity during the three months ended March 31, 2009 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	3,248.4	$16.95	782.6	$15.47
Granted	100.2	16.06	2,830.9	15.98
Vested	(1,071.5)	16.21	-	-
Forfeited	(30.0)	17.00	(9.5)	18.40

Outstanding at March 31, 2009	2,247.1	$17.26	3,603.9	$15.86

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

There is $79.3 million of unamortized compensation related to the unvested restricted awards outstanding at March 31, 2009. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 1.5 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted during the three months ended March 31, 2009 and 2008 was $5.38 and $5.47 per option, respectively.

The Company recorded compensation expense of $0.9 million and $1.0 million, for the three months ended March 31, 2009 and 2008, respectively, relating to stock options, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to stock options was $0.4 million for each of the three months ended March 31, 2009 and 2008.

The following table summarizes stock option activity during the three months ended March 31, 2009 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	4,748.3	$13.32
Granted at market value	25.0	16.65
Exercised	(360.5)	9.84
Forfeited or expired	(81.0)	20.32

Outstanding at March 31, 2009	4,331.8	$13.50

Vested at March 31, 2009	4,277.9	$13.46

Available for future grants at March 31, 2009 *	7,468.0

*	represents both options and restricted awards available for grant

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

There is $1.8 million of unrecognized compensation related to unvested stock options outstanding at March 31, 2009. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.3 years.

10.	Writedown of Assets

The Writedown of assets during the three months ended March 31, 2009 of $699,000 related to the writedown of capitalized software resulting from the sale of Hotspot’s retail customer accounts.

11.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company files separate company income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended March 31,
	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	6.3%	6.2%
Nondeductible charges and other, net	0.1%	0.2%

Actual income tax rate	41.4%	41.4%

The Company adopted FASB Interpretaion No. 48 Accounting for Uncertainty in Income Taxes as of January 1, 2007, which did not result in any material adjustment in the liability for unrecognized income tax benefits. At both the adoption date of January 1, 2007, and March 31, 2009, the Company had $0.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of March 31, 2009, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2007, and to non-U.S. income tax examinations for the tax years 2002 through 2007. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2000 through 2007. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations before income taxes. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest expense or Interest, net, respectively, on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

12.	Discontinued Operations

On January 27, 2009, Deephaven and its subsidiaries announced that it entered into an Asset Purchase Agreement (“Purchase Agreement”) along with Stark, Deephaven Partners, the Company and each of the Deephaven Managers, pursuant to which Deephaven agreed to sell substantially all of its assets to Stark, and Stark agreed to assume certain limited liabilities of Deephaven.

As consideration for the sale, Deephaven could receive: (i) a payment of up to $7.3 million on the settlement date of the transaction (which is currently expected to occur in the second quarter of 2009), (ii) deferred payments of up to an additional $20.7 million to be paid between the settlement date and June 2011, and (iii) an additional payment in June 2011 of up to $16.7 million based upon the investment return of certain assets being managed by Stark over the two year period following the closing of the transaction. Each of these payments (collectively the “Purchase Price”) is subject to pro rata reduction to the extent that investors in the Deephaven Global Multi-Strategy Fund (“GMS Fund”) representing less than $1.4 billion in assets elect to have Stark continue to manage their investment on an on-going basis. It is currently expected that this formula-based reduction to the three components of the Purchase Price will be significant. In addition, the Purchase Price is subject to certain specified offsets.

On March 31, 2009, Deephaven closed the sale of substantially all of its assets to Stark. Stark assumed certain limited liabilities of Deephaven and has been assigned the role of investment manager, managing member and general partner of the Deephaven Funds for which Deephaven previously served as investment advisor. As Deephaven no longer manages the Deephaven Funds effective March 31, 2009, as of that date it will no longer have any cash flows related to asset management fees and no significant continuing involvement in the asset management business. As such, pursuant to SFAS 144, Deephaven is classified as a discontinued operation effective March 31, 2009.

Following the closing, investors in the GMS Fund have been given the opportunity to elect to have their investments in the GMS Fund reduced to cash by Stark or managed on an ongoing basis by Stark. This election is currently expected to be completed during the second quarter of 2009. In addition, Stark will reduce all other Deephaven Funds to cash and return such cash to investors.

The revenues and results of operations of the discontinued operations for the three months March 31, 2009 and 2008 are summarized as follows (in millions):

	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenues	$3.2	$15.2

Pre-tax loss from discontinued operations (1)	$(31.1)	$(4.1)
Income tax benefit	10.6	1.5

Loss from discontinued operations, net of tax (1)	$(20.5)	$(2.6)

(1)	Includes Noncontrolling interest, net of a benefit of $0.2 million and an expense of $1.5 million for the three months ended March 31, 2009 and 2008, respectively. Also, included in the results for the three months ended March 31, 2009 is $0.2 million, net of tax relating to the Company's former Derivative Markets segment.
*	Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

At March 31, 2009 and December 31, 2008, the assets and liabilities related to discontinued operations were as follows (in millions):

	March 31, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$26.6	$23.7
Deferred compensation assets	27.6	31.1
Other assets	4.5	30.2

Total assets	$58.7	$84.9

Liabilities:
Accrued compensation expense	$32.2	$44.6
Accrued expenses and other liabilities (1)	42.1	19.4

Total liabilities	$74.3	$64.0

(1)	Included in Accrued expenses and other liabilities is $35.9 million and $10.9 million at March 31, 2009 and December 31, 2008, respectively, which are payables to the Company and presented on the Consolidated Statements of Financial Condition as Receivables from discontinued operations.
*	Totals may not add due to rounding.

13.	Earnings per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised and restricted awards were to vest.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008 (in millions, except per share data):

	For the three months ended March 31,
	2009		2008
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$9.4	86.9	$32.5	89.8
Effect of dilutive stock based awards	-	4.4	-	2.6

Income and shares used in diluted calculations	$9.4	91.3	$32.5	92.4

Basic earnings per share		$0.11		$0.36

Diluted earnings per share		$0.10		$0.35

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.2 million and 1.4 million for the three months ended March 31, 2009 and 2008, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

14.	Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded by the Company during the period. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded during the three months ended March 31, 2009 and 2008.

15.	Commitments and Contingent Liabilities

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $2.9 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of March 31, 2009, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Nine months ending December 31, 2009	13.0	0.8	12.2	6.9
Year ending December 31, 2010	17.1	0.9	16.1	6.1
Year ending December 31, 2011	17.4	0.9	16.4	3.8
Year ending December 31, 2012	17.4	1.0	16.4	3.8
Year ending December 31, 2013	15.6	1.1	14.6	-
Thereafter through October 31, 2021	102.8	4.9	97.9	-

	$183.3	$9.7	$173.6	$20.6

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of March 31, 2009, the Company has provided a letter of credit for $4.1 million, collateralized by U.S.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Treasury Bills, as a guarantee for one of the Company’s lease obligations. The Company also provides ordinary course unsecured guarantees, from time to time, to guarantee the obligations of certain of its trading subsidiaries and leases.

During the normal course of business, the Company may enter into certain futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts. As of March 31, 2009, the Company was a party to futures contracts having a notional value of $160.6 million and a fair value of $3.9 million, which is recorded in Receivable from brokers and dealers on the Consolidated Statements of Financial Condition, net of cash collateral, with realized and unrealized gains and losses recognized in Net trading revenue on the Consolidated Statements of Operations.

16.	Acquisitions

EdgeTrade

On January 14, 2008, the Company completed the acquisition of EdgeTrade, an agency-only trade execution and algorithmic software firm for $58.2 million comprising $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $69.0 million. None of the goodwill from this transaction is expected to be deductible for tax purposes. In August 2008, the business of EdgeTrade was merged into Knight Direct. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$59.5
Adjustment for working capital	(2.0)

Adjusted purchase price	57.5
Acquisition costs	0.7

Purchase of business	$58.2

Cash	$1.0
Goodwill	51.7
Intangible assets	17.3
Other assets	3.9
Accrued expenses and other liabilities	(15.7)

Purchase of business	$58.2

Knight Libertas

On July 11, 2008, the Company acquired Libertas Holdings LLC and its subsidiaries, a boutique institutional fixed income brokerage firm, for $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the agreement include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Libertas during the three-year period following the closing of the transaction. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $73.8 million. The majority of goodwill from this transaction is expected to be deductible for tax purposes.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Upon acquisition, Libertas Holdings LLC was renamed Knight Libertas Holdings LLC and its U.S. broker-dealer subsidiary was renamed Knight Libertas LLC (together with its affiliates, “Knight Libertas”). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$75.2
Adjustment for working capital	(0.7)

Adjusted purchase price	74.5
Acquisition costs	0.8

Purchase of business	$75.3

Cash	$1.3
Goodwill	47.6
Intangible assets	26.2
Other assets	5.5
Accrued expenses and other liabilities	(5.3)

Purchase of business	$75.3

17.	Business Segments

The Company currently has two operating business segments within its continuing operations, Global Markets and Corporate. The Global Markets segment provides market access and trade execution services in nearly every U.S. equity security and a large number of European and Asian securities, fixed income, foreign exchange, futures and options. The Corporate segment includes investment income earned on strategic investments, the Company’s corporate investment in the Deephaven Funds and corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized below (in millions):

	Global Markets	Corporate	Consolidated Total
For the three months ended March 31, 2009:
Revenues	$250.4	$(5.0)	$245.4
Pre-tax earnings	67.0	(16.0)	51.0
Total assets (1)	2,210.9	50.9	2,261.8

For the three months ended March 31, 2008:
Revenues	$202.2	$(8.2)	$194.0
Pre-tax earnings	78.9	(19.0)	59.9
Total assets (1)	1,449.1	142.6	1,591.7

(1)	Total assets do not include Assets within discontinued operations of $58.7 million and $145.9 million at March 31, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the U.S. Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with (i) the costs, integration, performance and operation of the businesses recently acquired, or that may be acquired in the future, by the Company, and (ii) the closing of the sale of substantially all of the assets of the Asset Management business and costs and expenses associated with the Company’s exit from the Asset Management business. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” herein and in the Company’s Annual Report on Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

Executive Overview

We are a leading financial services firm that provides electronic and voice access to the capital markets across multiple asset classes for buy-side, sell-side and corporate clients. We continually apply knowledge and innovation to the trade execution process to build lasting client partnerships through consistent performance and superior client service. We have two operating segments within our continuing operations, Global Markets and Corporate.

•

Global Markets – Our Global Markets business provides market access and trade execution services in nearly every U.S. equity security and a large number of European and Asian securities, fixed income, foreign exchange, futures and options. Our approach to trading combines deep liquidity with robust trading technology and capital facilitation to deliver high quality trade executions consistent with client-defined measures.

•

Corporate – Our Corporate segment invests in strategic, financial service-oriented opportunities, allocates, deploys and monitors all capital and maintains all corporate overhead expenses. Our Corporate segment includes investment income earned on strategic investments and corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

During the first quarter of 2009, we exited our Asset Management segment by completing the sale of substantially all of Deephaven’s assets to Stark & Roth, Inc. (together with its affiliates, “Stark”). Stark also replaced Deephaven as the manager, managing member and general partner for the Deephaven Funds. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the results of our Asset Management segment have been included within discontinued operations. For a further discussion of the sale of substantially all of Deephaven’s assets to Stark, see Footnote 12 “Discontinued Operations” included in Part I, Item 1 “Financial Statements” of this Form 10-Q.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations by segment and on a consolidated basis (in millions):

	For the three months ended
	March 31, 2009	March 31, 2008
Global Markets
Revenues	$250.4	$202.2
Expenses	183.3	123.2

Pre-tax earnings	67.0	78.9

Corporate
Revenues	(5.0)	(8.2)
Expenses	11.0	10.8

Pre-tax (loss)	(16.0)	(19.0)

Consolidated
Revenues	245.4	194.0
Expenses	194.3	134.0

Pre-tax earnings	$51.0	$59.9

*	Totals may not add due to rounding.

Consolidated Revenues for the three months ended March 31, 2009 increased $51.4 million, or 26.5% from the same period a year ago, while Consolidated Expenses increased $60.3 million, or 45.0%. Overall, Consolidated Pre-tax earnings from continuing operations for the three months ended March 31, 2009 decreased $8.9 million, or 14.9% from the same period a year ago.

The changes in our Pre-tax earnings from continuing operations by segment from the three months ended March 31, 2008 to the three months ended March 31, 2009 are summarized as follows:

•

Global Markets – Our Pre-tax earnings from Global Markets for the three months ended March 31, 2009 decreased by $11.9 million, or 15.1%, from the comparable period in 2008. The decrease is primarily due to increased transaction costs principally driven by higher share volume and additional costs in 2009 associated with our investments for future growth, both domestically and internationally offset, in part, by higher average daily U.S. equity trades and earnings from Knight Libertas, which was acquired during the third quarter of 2008.

•

Corporate – Our Pre-tax loss from our Corporate segment for the three months ended March 31, 2009 decreased by $3.0 million from the comparable period in 2008, primarily due to a decrease in the loss from our corporate investment as a limited partner or non-managing member in the Deephaven Funds.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, introductions of or enhancements to trade execution services by us or our competitors; the value of our securities positions and other instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities traded; the composition of our order flow; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our high velocity algorithmic principal trading models; the performance of our international operations and costs associated with our international expansion; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the addition or loss of executive management, sales, electronic and voice trading and technology professionals; the costs of the wind-down associated with the exit from our Asset Management business; legislative, legal and regulatory changes; legal and regulatory matters; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in our market share and growth and profitability in our Global Markets segment. If demand for our services declines due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

Trends

Global Economic Trends

Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid capital markets and the level of trading volumes.

Economic growth continued to slow during the quarter ended March 31, 2009, with weakness becoming more broadly based across global economies. Much of the slowdown was attributable to weakness in credit markets brought on by contraction in the housing market and the associated increase in mortgage defaults. Liquidity and credit concerns were further exacerbated with the changing landscape of the U.S. financial services industry. Global financial markets continued to experience substantially increased levels of volatility due to concerns about the outlook for global growth, inflation, declining asset values, and credit markets continued to experience illiquidity and wider credit spreads.

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

•

There has been consolidation among market centers over the past several years, and several regional exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (i.e., ECNs) and compete within the OTC and listed trading venues. In addition, there are many new entrants into the market, including Alternative Trading Systems (ATSs), Multilateral Trading Facilities (MTFs) and dark liquidity pools. Further, many broker-dealers are offering their own internal crossing networks. These factors continue to create further fragmentation in the marketplace.

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

and rules could occur in the future and could materially impact the Company’s revenues and profitability For example, further amendments to Regulation SHO and related short sale rules, could make it much more difficult for market makers to sell securities short.

•

There continues to be growth in equity electronic trading, as evidenced by increased volumes in direct market access platforms, algorithmic and program trading, high frequency trading and ECNs and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow.

•	The macro-economic environment and market conditions have had an adverse impact on the profitability of the institutional customer base, resulting in volatile earnings and decreased volumes.

•

During the past quarter, there have been increased volumes in lower-priced stocks, driven by the decline in overall stock prices. For example, through the first quarter of 2009, the Dow Jones Industrial Average decreased 13% from year end and decreased 43% since the prior year end. As market volume, in general, is not predictable, an increase in retail volume in stocks with lower share prices may decrease the profit potential of trading these shares, while, at the same time, increase trade- or share-based transaction costs, thus lowering overall profitability.

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

Trading profits and losses on principal transactions are included within Net trading revenue. These revenues are primarily affected by changes in the amount and mix of U.S. equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, development of, and enhancement to, our quantitative market-making models, performance of our high velocity algorithmic principal trading models that interact with street flow, volatility in the marketplace, our mix of sell- and buy-side clients, regulatory changes and evolving industry customs and practices.

Interest income is earned from our cash held at banks and cash held in trading accounts at clearing brokers. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and clearing brokers and our level of securities positions in which we are long compared to our securities positions in which we are short.

Investment (loss) income and other, net primarily represents income earned, net of losses, related to our corporate investment as a limited partner or non-managing member in the Deephaven Funds, our strategic investments and returns on deferred compensation investments. Such income or loss is primarily affected by the level of our corporate investment in the Deephaven Funds and performance by the Deephaven Funds, as well as the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.

Expenses

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

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities. Payments for order flow fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share volume, our profitability and the mix of market orders and limit orders.

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

Professional fees consist primarily of legal, accounting and consulting fees.

Interest expense consists primarily of cost associated with our credit facilities.

Three Months Ended March 31, 2009 and 2008

Continuing Operations

Revenues

Global Markets

	For the three months ended March 31,
	2009	2008	Change	% of Change
Commissions and fees (millions)	$150.7	$94.3	$56.4	59.8%
Net trading revenue (millions)	99.5	101.5	(2.1)	-2.0%
Interest, net (millions)	(0.9)	2.2	(3.1)	-141.3%
Investment income and other, net (millions)	1.1	4.1	(3.0)	-72.7%

Total Revenues from Global Markets (millions)	$250.4	$202.2	$48.2	23.8%

Average daily U.S. equity dollar value traded ($ billions)	19.9	16.8	3.1	18.3%
Average daily U.S. equity trades (thousands)	3,842.3	1,755.7	2,086.6	118.9%
Listed and Nasdaq equity shares traded (billions)	79.3	33.7	45.6	135.6%
OTC Bulletin Board and Pink Sheet shares traded (billions)	259.2	165.1	94.1	57.0%
Average revenue capture per U.S. equity dollar value traded (bps)	1.5	1.5	(0.1)	-4.1%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 23.8% to $250.4 million for the three months ended March 31, 2009, from $202.2 million for the comparable period in 2008. Revenues for the three months ended March 31, 2009, were positively impacted by Knight Libertas which was acquired in the third quarter of 2008, higher volumes and the improved results from additional strategies deployed through our quantitative market-making and high velocity algorithmic principal trading strategies offset, in part, by slightly lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.5 basis points (“bps”) for the first quarter of 2009, down 4.1% from the first quarter of 2008. The primary driver for the slight decrease in revenue capture was a higher concentration of trading in low priced Listed and Nasdaq stocks. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $176.4 million and $155.4 million for the three months ended March 31, 2009 and 2008, respectively. Core Equity Revenues do not include revenues from KEMIL’s European institutional business, Donaldson, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas.

Corporate

	For the three months ended March 31,
	2009	2008	Change	% of Change
Total Revenues from Corporate (millions)	$(5.0)	$(8.2)	$3.2	NM

Average corporate investment balance in the Deephaven Funds (millions)	$40.8	$77.8	$(37.0)	-47.5%

NM – not meaningful.

Total revenues from the Corporate segment, which primarily represent our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds, gains or losses associated with deferred compensation investments related to certain employees and directors and other strategic investments, increased to a loss of $5.0 million for the three months ended March 31, 2009, from a loss of $8.2 million for the comparable period in 2008. Income from our corporate investment in the Deephaven Funds increased to a loss of $3.9 million for the three months ended March 31, 2009, from a loss of $7.0 million for the comparable period in 2008. The decrease in the average corporate investment in the Deephaven Funds is primarily a result of losses on our corporate investments since March 31, 2008, as well as distributions of $20.1 million.

Expenses

Employee compensation and benefits expense increased 50.6% to $109.2 million for the three months ended March 31, 2009, from $72.5 million for the comparable period in 2008. As a percentage of total revenue, Employee compensation and benefits increased to 44.5% for the three months ended March 31, 2009, from 37.4% for the comparable period in 2008. The increase on a dollar basis and as a percentage of total revenues was primarily due to a shift in the mix of our business in the current quarter and increased headcount. The number of full time employees from continuing operations increased to 966 at March 31, 2009, from 778 at March 31, 2008, primarily due to growth and expansion in our Global Markets business as well as the acquisition of Knight Libertas. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 15.3% to $29.1 million for the three months ended March 31, 2009, from $25.2 million for the comparable period in 2008, primarily due to higher trade and share volumes offset, in part, by lower clearing rates. As a percentage of total revenue, Execution and clearance fees decreased to 11.9% for the three months ended March 31, 2009, from 13.0% for the comparable period in 2008. These costs decreased as a percentage of revenue primarily due to lower clearing rates, the scale of our platform and more efficient trading. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $17.0 million for the three months ended March 31, 2009, from $8.9 million for the comparable period in 2008. As a percentage of total revenue, Payments for order flow increased to 6.9% for the three months ended March 31, 2009, from 4.6% for the comparable period in 2008. This expense increased primarily due to the increase in shares traded and increased profitability-based rebates paid to broker-dealer clients.

All other expenses increased by 42.4% or $11.6 million to $39.0 million for the three months ended March 31, 2009 from $27.4 million for the comparable period in 2008. Communications and data processing expense increased primarily due to higher market data and connectivity expenses within our Global Markets segment, as well as additional costs related to Knight Libertas. Depreciation and amortization expense increased primarily due to fixed asset purchases, capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts. Professional fees decreased due to lower consulting and legal expenses, which have fluctuated based on the activity relating to our various legal proceedings. Other expenses increased due to higher employment fees and other administrative expenses.

Our effective tax rates from continuing operations of 41.4% for each of the three months ended March 31, 2009 and 2008 differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Discontinued Operations

On January 27, 2009, Deephaven and its subsidiaries announced that it entered into an Asset Purchase Agreement (“Purchase Agreement”) along with Stark, Deephaven Partners, the Company and each of the Deephaven managers (“Deephaven Managers”), pursuant to which Deephaven agreed to sell substantially all of its assets to Stark, and Stark agreed to assume certain limited liabilities of Deephaven.

As consideration for the sale, Deephaven could receive: (i) a payment of up to $7.3 million on the settlement date of the transaction (which is currently expected to occur in the second quarter of 2009), (ii) deferred payments of up to an additional $20.7 million to be paid between the settlement date and June 2011, and (iii) an additional payment in June 2011 of up to $16.7 million based upon the investment return of certain assets being managed by Stark over the two year period following the closing of the transaction. Each of these payments (collectively the “Purchase Price”) is subject to pro rata reduction to the extent that investors in the Deephaven Global Multi-Strategy Fund (“GMS Fund”) representing less than $1.4 billion in assets elect to have Stark continue to manage their investment on an on-going basis. It is currently expected that this formula-based reduction to the three components of the Purchase Price will be significant. In addition, the Purchase Price is subject to certain specified offsets.

On March 31, 2009, Deephaven closed the sale of substantially all of its assets to Stark. Stark assumed certain limited liabilities of Deephaven and has been assigned the role of investment manager, managing member and general partner for the Deephaven Funds for which Deephaven previously served as investment advisor. As Deephaven no longer manages the Deephaven Funds effective March 31, 2009, as of that date it will no longer have any cash flows related to asset management fees and no significant continuing involvement in the asset management business. As such, pursuant to SFAS 144, Deephaven is classified as a discontinued operation effective March 31, 2009.

Following the closing, investors in the GMS Fund have been given the opportunity to elect to have their investments in the GMS Fund reduced to cash by Stark or managed on an ongoing basis by Stark. This election is currently expected to be completed during the second quarter of 2009. In addition, Stark will reduce all other Deephaven Funds to cash and return such cash to investors.

Loss from discontinued operations, net of tax, was $20.5 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively. See Footnote 12 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further discussion.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of March 31, 2009, we had $2.3 billion in assets, 67.1% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on the NYSE, NYSE Alternext and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board.

Deferred compensation investments consists of investments held by us, including investments as a limited partner or non-managing member in the Deephaven Funds, for deferred compensation plans related to certain Knight employees and directors. Other assets primarily represent net deferred tax assets, deposits and miscellaneous receivables.

Total assets increased $295.1 million, or 14.6%, from $2.0 billion at December 31, 2008 to $2.3 billion at March 31, 2009. The majority of the increase in assets relates to increases in Securities owned, held at clearing brokers, at fair value and Receivable from brokers and dealers, offset, in part, by a decrease in Cash and cash equivalents. Securities owned, held at clearing brokers, at fair value increased by $343.0 million, or 72.0% from $476.1 million at December 31, 2008, to $819.1 million at March 31, 2009, due to an increase in the size of the securities inventory utilized in our market-making, high velocity algorithmic principal trading activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Receivable from brokers and dealers increased by $60.8 million, or 17.8% from $341.4 million at December 31, 2008, to $402.1 million at March 31, 2009, due primarily to timing relating to trade date versus settlement date differences. Cash and cash equivalents decreased by $80.1 million, or 19.2%, from $417.0 million at December 31, 2008, to $336.9 million at March 31, 2009, primarily due to 2008 bonus payouts and corporate tax payments, both made in the first quarter of 2009.

Total liabilities increased $279.3 million, or 28.2%, from $990.9 million at December 31, 2008 to $1.3 billion at March 31, 2009. The majority of the increase in liabilities relates to increases in Securities sold, not yet purchased, at fair value and Payable to brokers and dealers offset, in part, by a decrease in Accrued compensation expense. Accrued compensation expense decreased by $82.7 million, or 48.2%, from $171.4 million at December 31, 2008 to $88.7 million at March 31, 2009, primarily due to the payment of 2008 year-end bonuses accrued at December 31, 2008 and paid in the first quarter of 2009, offset by the accrual of 2009 bonus expense for the three months ended March 31, 2009. Stockholders’ equity, excluding Noncontrolling interest, increased by $22.2 million, from $1,027.4 million at December 31, 2008 to $1,049.6 million at March 31, 2009. The increase in Stockholders’ equity from December 31, 2008 was primarily a result of stock-based awards and net income earned during the three months ended March 31, 2009.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, the proceeds of the sale of our Derivative Markets segment in 2004 and the proceeds from our borrowing of $140.0 million under our credit facilities. At March 31, 2009, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $486.7 million.

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

Additionally, the terms of the Libertas Holdings LLC transaction include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Libertas during the three-year period following the closing of the transaction.

Income from continuing operations before income taxes was $51.0 million and $59.9 million for the three months ended March 31, 2009 and 2008, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation and depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $12.1 million and $9.4 million for the three months ended March 31, 2009 and 2008, respectively. Depreciation expense was $2.4 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $5.7 million and $3.9 million for the three months ended March 31, 2009 and 2008, respectively. Non-cash writedown of $0.7 million in 2009 represents the writedown of capitalized software related to the sale of Hotspot’s retail client accounts.

Capital expenditures related to our continuing operations were $6.3 million and $5.5 million during the three months ended March 31, 2009 and 2008, respectively. No purchases of strategic investments were made for the three months ended March 31, 2009. Purchases of strategic investments were $12.4 million for the three months ended March 31, 2008. There were no payments relating to acquisitions of businesses for the three months ended March, 31, 2009. Payments relating to acquisitions of businesses, net of cash received, were $27.2 million for the three months ended March 31, 2008. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds decreased by $15.5 million during the three months ended March 31, 2009, due to a loss on our investment of $3.9 million and distributions of $11.7 million.

In October 2007, we entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks. The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. As of March 31, 2009, we borrowed the full $140.0 million under the Credit Agreement. The proceeds of the borrowings under the Credit Agreement were used to finance share repurchases, finance selective acquisitions and for general corporate purposes. These credit obligations may limit our ability to undertake certain transactions, including, but not limited to, certain mergers, acquisitions or dispositions of assets, repurchases of shares and payment of dividends, each above certain thresholds as set forth in the Credit Agreement. The borrowings under the Credit Agreement are repayable in full by October 3, 2010. Our ability to repay or refinance borrowings under the Credit Agreement will depend on our financial and operating performance and the credit environment at the maturity date.

The Credit Agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. It also contains financial covenants tied to the maintenance of financial ratios and metrics. As of March 31, 2009, we were in compliance with all covenants under the Credit Agreement.

The Company has an authorized stock repurchase program of $1 billion. Through March 31, 2009, we had repurchased 67.1 million shares for $750.4 million under our stock repurchase program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. We did not repurchase any shares under our stock repurchase program for the three months ending March 31, 2009. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had approximately 92.9 million shares of Class A Common Stock outstanding as of March 31, 2009.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of March 31, 2009, all of our broker-dealers were in compliance with the applicable regulatory net capital rules. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at March 31, 2009, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$109.1	$5.7	$103.4
KCM	163.0	1.0	162.0
Knight Direct	25.5	0.9	24.6
Knight Libertas	14.7	0.8	13.9

In addition, our foreign registered broker-dealers are subject to certain financial resource requirements of the FSA and SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at March 31, 2009 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KEMIL	$34.2	$14.3	$19.9

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Critical Accounting Policies

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

Goodwill of $232.2 million as of March 31, 2009 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM, and the businesses now operating as Donaldson, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. We performed our annual test for impairment of goodwill in the second quarter of 2008 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value. We believe there was no impairment of the goodwill balance at March 31, 2009.

Intangible assets, less accumulated amortization, of $87.6 million as of March 31, 2009 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses now operating as Donaldson, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 24 years. We performed our annual test for impairment of intangible assets with definitive lives in the second quarter of 2008 and determined that intangible assets were not impaired at that time. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the three months ended March 31, 2009 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

Financial Instruments and Fair Value – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of March 31, 2009, our Investment in Deephaven Funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of March 31, 2009, we did not hold any financial instruments that met the definition of Level 3.

In February 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. FSP FAS 157-2 became effective for the Company on January 1, 2009. FSP FAS 157-2 did not have a material impact on our Consolidated Financial Statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to consider various inputs in determining fair value under conditions when the market for certain financial assets are not active. FSP FAS 157-3 was effective immediately upon issuance. FSP FAS 157-3 did not affect our fair value measurements of financial assets or our financial condition as of March 31, 2009, nor did it affect the results of our operations for the three months ended March 31, 2009.

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

In April 2009, the FASB issued the following staff positions:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly and emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently-evaluating the potential impact of the adoption of FSP FAS 157-4 on our Consolidated Financial Statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. FSP FAS 107-1 and APB 28-1 will be effective June 30, 2009. We are currently evaluating the potential impact of the adoption of FAS 107-1 and APB 28-1 on our Consolidated Financial Statements.

Strategic Investments – Strategic investments include noncontrolling equity ownership interests held by us or our non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by us or any of our non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. The equity method of accounting is used where we are considered to exert significant influence on the investee. Investments are held at adjusted cost when we are not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value pursuant to SFAS 157.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If we assess that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impaired value.

Lease Loss Accrual – It is our policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, our policy is to accrue future costs related to excess capacity using a discounted cash flow analysis.

Market-Making, Trading and Sales Activities – Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. Our clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from our market-making activities are included as a component of Net trading revenue on our Consolidated Statements of Operations.

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

We estimate and accrue for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated in accordance with SFAS No. 5 Accounting for Contingencies. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, Part II, Item 1 included in this Form 10-Q, and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

Recently Adopted and Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the acquisition date fair value for all identifiable assets acquired, and liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development and requires the expensing of acquisition-related and restructuring costs as incurred. SFAS 141(R) was effective as of January 1, 2009 and we will apply the provisions of this statement to any future business combinations.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise From Contingencies (“FSP FAS 141(R)-1”) which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Pursuant to the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. FSP FAS 141(R)-1 is effective for an entity’s fiscal year that begins after December 15, 2008. The impact of the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after January 1, 2009, if any.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The presentation and disclosure of SFAS 160 were applied retroactively. Other than the change in the presentation of Noncontrolling interest, the adoption of SFAS 160 did not materially impact our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement is effective as of January 1, 2009. The adoption of SFAS 161 only affected disclosures within our footnotes to the Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether unvested share-based payment awards that contain rights to dividends will be considered to be a separate class of common stock and will be included in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 was effective as of January 1, 2009 and required retrospective application to all prior period earnings per share data presented. There was no impact from the adoption of FSP EITF 03-6-1 to earnings per share for the three months ended March 31, 2009 and 2008 since we did not pay any dividends during the respective three month periods.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and listed equity options. The fair value of these securities at March 31, 2009 and 2008 was $812.4 million and $444.9 million, respectively, in long positions and $598.5 million and $364.7 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $21.4 million and $8.0 million as of March 31, 2009 and 2008, respectively, due to the offset of gains in short positions against losses in long positions.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that counterparty’s performance obligations will be unenforceable. We are generally subject to extensive regulation in the different jurisdictions in which we conduct our business (see “Government Regulation and Market Structure” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008). We have established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. We have also established procedures that are designed to require that our policies relating to conduct, ethics and business practices are followed.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, and in subsequent SEC filings, in 2006, the Company received a request from the staff of the SEC for voluntary production of certain documentation related to options activities of its former subsidiary, Knight Financial Products LLC (“KFP”). The request covered a period of time that the subsidiary conducted the Derivative Markets business prior to the Company exiting that business by its sale of KFP in December 2004. The Company understands that this request was part of a broader review by the staff of the SEC of certain trading practices in the options industry during the period from 1999 to 2005. On March 4, 2009, as part of a global settlement with the SEC with other specialists on certain regional and options exchanges, the SEC alleged that, from 1999 through 2004, in its capacity as a specialist, KFP failed to execute certain customer orders in a manner reasonably necessary to maintain a fair and orderly market by executing certain proprietary orders in a manner that allegedly disadvantaged those customer orders in alleged violation Section 11(b) of the Securities Exchange Act of 1934, Rule 11b-1 thereunder, and certain exchange rules. Without admitting or denying the allegations, KFP resolved the matter and consented to the entry of the SEC’s order. On March 12, 2009, the Company paid disgorgement to the SEC of $1.7 million and a monetary penalty in the amount of $340,000, all of which had been accrued for in prior periods.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the first quarter of 2009 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009
Common stock repurchases	-		-	$249,616
Employee transactions (2)	456		-

Total	456	$18.37	-

February 1, 2009 – February 28, 2009
Common stock repurchases	-		-	$249,616
Employee transactions (2)	8		-

Total	8	$17.72	-

March 1, 2009 – March 31, 2009
Common stock repurchases	-		-	$249,616
Employee transactions (2)	1		-

Total	1	$16.54	-

Total
Common stock repurchases	-		-
Employee transactions (2)	465		-

Total	465	$18.35	-

Totals may not add due to rounding.

(1)

On April 4, 2002, the Company's Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company's Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.

(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
10.1	Amended and Restated Employment Letter Agreement of Thomas Joyce, dated March 31, 2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 11th day of May, 2009

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)