Form 10-Q
period 2009-06-30
KNIGHT CAPITAL GROUP, INC.
filed 2009-08-07
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 6, 2009, the number of shares outstanding of the Registrant’s Class A Common Stock was 93,607,989 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2009

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$175,797	$98,452	$326,507	$192,752
Net trading revenue	135,405	85,433	234,865	186,950
Interest, net	(1,041)	1,888	(1,638)	5,652
Investment income (loss) and other, net	3,706	4,019	(513)	(1,584)

Total revenues	313,867	189,792	559,221	383,770

Expenses
Employee compensation and benefits	135,614	67,751	244,801	140,245
Execution and clearance fees	42,432	23,828	71,523	49,052
Payments for order flow	23,047	8,300	40,074	17,226
Communications and data processing	14,281	11,234	28,069	20,700
Depreciation and amortization	8,260	5,955	16,447	11,475
Occupancy and equipment rentals	5,890	5,119	11,251	8,932
Business development	5,093	4,256	9,439	7,867
Professional fees	3,098	4,286	6,000	7,950
Interest expense	974	891	1,955	1,948
Writedown of assets and lease loss benefit, net	(10,695)	(1,872)	(9,996)	(1,872)
Other	4,981	2,725	7,736	2,994

Total expenses	232,975	132,473	427,299	266,517

Income from continuing operations before income taxes	80,892	57,319	131,922	117,253
Income tax expense	32,934	23,064	54,082	47,901

Income from continuing operations, net of tax	47,958	34,255	77,840	69,352
Loss from discontinued operations, net of tax	(12,460)	(4,844)	(32,975)	(7,438)

Net income	$35,498	$29,411	$44,865	$61,914

Basic earnings per share from continuing operations	$0.55	$0.38	$0.89	$0.77

Diluted earnings per share from continuing operations	$0.52	$0.37	$0.85	$0.75

Basic earnings per share from discontinued operations	$(0.14)	$(0.05)	$(0.38)	$(0.08)

Diluted earnings per share from discontinued operations	$(0.13)	$(0.05)	$(0.36)	$(0.08)

Basic earnings per share	$0.41	$0.33	$0.51	$0.69

Diluted earnings per share	$0.39	$0.32	$0.49	$0.67

Shares used in computation of basic earnings per share	87,410	90,215	87,162	90,013

Shares used in computation of diluted earnings per share	92,136	92,637	92,089	92,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2009	December 31, 2008
	(In thousands)
ASSETS
Cash and cash equivalents	$363,908	$416,957
Securities owned, held at clearing brokers, at fair value	808,223	476,111
Receivable from brokers and dealers	504,267	341,350
Receivable from discontinued operations	37,175	10,851
Investment in Deephaven Funds	28,644	47,152
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	89,624	81,237
Strategic investments	89,277	83,697
Goodwill	232,197	232,197
Intangible assets, less accumulated amortization	82,645	90,477
Deferred compensation investments	44,285	41,637
Assets within discontinued operations	42,007	84,868
Other assets	115,608	118,892

Total assets	$2,437,860	$2,025,426

LIABILITIES & EQUITY
Liabilities
Securities sold, not yet purchased, at fair value	$593,150	$385,003
Payable to brokers and dealers	290,414	98,138
Accrued compensation expense	134,128	171,392
Accrued expenses and other liabilities	106,113	132,369
Liabilities within discontinued operations	70,821	63,988
Long term debt	140,000	140,000

Total liabilities	1,334,626	990,890

Equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock	1,579	1,544
Shares authorized: 500,000 at June 30, 2009 and December 31, 2008; Shares issued: 157,941 at June 30, 2009 and 154,404 at December 31, 2008;
Shares outstanding: 93,464 at June 30, 2009 and 90,121 at December 31, 2008
Additional paid-in capital	684,588	648,716
Retained earnings	1,156,875	1,112,010
Treasury stock, at cost; 64,477 shares at June 30, 2009 and 64,283 shares at December 31, 2008	(740,450)	(734,912)

Total Knight Capital Group, Inc. stockholders’ equity	1,102,592	1,027,358
Noncontrolling interests	642	7,178

Total equity	1,103,234	1,034,536

Total liabilities and equity	$2,437,860	$2,025,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$44,865	$61,914
Loss from discontinued operations, net of tax	(32,975)	(7,438)

Income from continuing operations, net of tax	77,840	69,352
Adjustments to reconcile income from continuing operations, net of tax to net cash (used in) provided by operating activities
Depreciation and amortization	16,447	11,475
Stock-based compensation	24,745	15,694
Deferred rent	972	29
Writedown of assets and lease loss benefit, net	(9,996)	(1,872)
Unrealized (gain) loss on strategic investments	(471)	2,093
Unrealized loss on investments in Deephaven Funds	2,914	5,044
Operating activities from discontinued operations	23,006	10,471
(Increase) decrease in operating assets, net of acquisitions and disposals
Securities owned	(332,112)	(200,256)
Receivable from brokers and dealers	(162,917)	148,594
Receivable from discontinued operations	(26,324)	14,451
Deferred compensation investments	(2,696)	(944)
Other assets	3,285	(68,693)
Increase (decrease) in operating liabilities, net of acquisitions and disposals
Securities sold, not yet purchased	208,147	72,093
Payable to brokers and dealers	192,276	25,299
Accrued compensation expense	(35,250)	(36,468)
Accrued expenses and other liabilities	(14,168)	(17,717)

Net cash (used in) provided by operating activities	(34,302)	48,645

Cash flows from investing activities
Distributions from Deephaven Funds	15,643	87,884
Purchases of fixed assets and leasehold improvements	(20,069)	(11,574)
Purchases of strategic investments	(5,109)	(12,441)
Purchase of business, net of cash acquired	-	(28,263)
Investing activities from discontinued operations	-	(789)

Net cash (used in) provided by investing activities	(9,535)	34,817

Cash flows from financing activities
Proceeds from long-term borrowing	-	70,000
Stock options exercised	4,385	7,657
Income tax benefit on stock awards exercised	1,476	2,737
Cost of common stock repurchased	(8,895)	(40,875)
Financing activities from discontinued operations	(6,178)	1,519

Net cash (used in) provided by financing activities	(9,212)	41,038

(Decrease) increase in cash and cash equivalents	(53,049)	124,500
Cash and cash equivalents at beginning of period	416,957	190,924

Cash and cash equivalents at end of period	$363,908	$315,424

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,871	$1,949

Cash paid for income taxes	$56,181	$75,816

Supplemental disclosure of investing activities:
Goodwill		$51,407
Intangible assets		18,300
Other assets		3,911
Accrued expenses and other liabilities		(15,355)

		58,263
Issuance of common stock in connection with acquisitions		(30,000)

Purchase of business, net of cash acquired		$28,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has two operating segments within its continuing operations, Global Markets and Corporate. Effective March 31, 2009, as described below, the Company’s Asset Management segment has been classified as a discontinued operation. As of June 30, 2009, the Company’s operating segments comprised the following subsidiaries:

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

•

Knight Capital Europe Limited (“KCEL”), formerly known as Knight Equity Markets International Limited, is a U.K. registered broker-dealer that provides trade execution services for institutional and broker-dealer clients in U.S., European and Asian equities. KCEL also offers trade execution services for institutional clients in U.S., European and Asian fixed income products. KCEL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and is a member of the London Stock Exchange, Deutsche Börse AG, Euronext N.V. (incorporating Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris), Borsa Italiana, Nasdaq OMX (incorporating the Copenhagen Stock Exchange, Helsinki Stock Exchange and Stockholm Stock Exchange), Oslo Børs, SIX Swiss Exchange, Weiner Börse, Chi-X Europe Limited, Turquoise, Equiduct, BATS Europe, Nasdaq OMX Europe, Nyfix Euromillennium, NYSE Arca and NYSE Smartpool.

•

Knight Equity Markets Hong Kong Limited (“KEMHK”) offers trade execution services in Asian, U.S. and European equities to institutional clients worldwide. KEMHK is a broker-dealer registered as an exchange participant with the Hong Kong Stock Exchange and is regulated by the Securities and Futures Commission (“SFC”).

•

Knight Direct LLC (“Knight Direct”) provides institutions with direct market access trading through Knight DirectTM, an advanced electronic platform. Knight Direct offers the EdgeTrade suite of algorithms that allows buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs. Knight Direct is a broker-dealer registered with the SEC and is a member of Nasdaq, FINRA and the NFA.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

•

Hotspot FX, Inc. and its subsidiaries (“Hotspot”) provide institutions and dealers with spot foreign exchange executions through an advanced fully electronic platform. One Hotspot subsidiary is regulated by the FSA, and another Hotspot subsidiary is a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the NFA. In February 2009, Hotspot sold its retail customer accounts to a third party.

•

Knight BondPoint, Inc. (“Knight BondPoint”) provides electronic access and trade execution products for the retail fixed income market. Knight BondPoint is a broker-dealer registered with the SEC and is a member of FINRA and MSRB.

•

Knight Libertas Holdings LLC (formerly known as Libertas Holdings LLC) and its subsidiaries (collectively, “Knight Libertas”) provide trade execution services and investment research across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, federal agency securities, convertible bonds, hybrid securities, syndicated loans and emerging markets. Knight Libertas also provides capital markets services to growing companies in need of financing to support expansion. One Knight Libertas subsidiary is a broker-dealer registered with the SEC and is a member of FINRA and MSRB, while its U.K. subsidiary is regulated by the FSA. Knight Libertas also has a Hong Kong registered broker-dealer that is regulated by the SFC. Knight Libertas was acquired by the Company in July 2008.

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

Discontinued Operations

The Company’s Asset Management segment comprised Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”), which was the registered investment adviser to, and sponsor of, the Deephaven investment funds (the “Deephaven Funds”). Prior to February 1, 2008, Deephaven was a wholly-owned subsidiary of the Company. On February, 1, 2008, the Company contributed its interest in Deephaven to Deephaven Capital Management Holdings LLC (“Deephaven Holdings”) in exchange for a 51% interest in Deephaven Holdings. In addition, certain Deephaven managers (“Deephaven Managers”) acquired a 49% interest in Deephaven Holdings in exchange for the termination of their employment agreements and associated profit sharing bonuses and an equity contribution.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

On March 31, 2009, Deephaven completed the sale of substantially all of its assets to Stark. As of that date, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds and the Company exited the Asset Management business. As a result of this sale, the Company’s Asset Management segment has been classified as a discontinued operation.

2.	Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Interim period operating results may not be indicative of the operating results for a full year.

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

Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current period presentation. Such reclassifications had no effect on previously reported Net income. These reclassifications are as follows:

•

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 applies retroactively for presentation and disclosure purposes and requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity on the Consolidated Statements of Financial Condition. The Company recorded a benefit (loss) attributable to noncontrolling interests of $0.1 million and ($1.1 million) for the three months ended June 30, 2009 and 2008, respectively, and $0.4 million and ($2.6 million) for the six months ended June 30, 2009 and 2008, respectively, related to the Asset Management segment and as such is included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

•

The Company reclassified costs related to its soft dollar and commission recapture activity. The Company determined that it would be appropriate to report commission revenue associated with these activities net of the associated soft dollar and commission recapture expense pursuant to the guidance provided in Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), instead of reporting such amounts on a gross basis. This reclassification resulted in a reduction of both the Company’s reported Commissions and fees and Total revenues of approximately $15.7 million and $34.6 million for the three and six months ended June 30, 2008, respectively.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Market-making, trading and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Such interest expense, which has been netted against interest income on the Consolidated Statements of Operations, was $1.6 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively, and $3.1 million and $4.3 million for the six months ended June 30, 2009 and 2008, respectively.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market-making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $4.2 million and $3.8 million for the three months ended June 30, 2009 and 2008, respectively, and $9.6 million and $7.0 million for the six months ended June 30, 2009 and 2008, respectively. Net trading revenue also includes dividend expense of $4.1 million and $3.0 million for the three months ended June 30, 2009 and 2008, respectively, and $7.9 million and $5.0 million for the six months ended June 30, 2009 and 2008, respectively.

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of June 30, 2009, the Company’s Investment in Deephaven Funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2008 and June 30, 2009, the Company did not hold any financial instruments that met the definition of Level 3.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to consider various inputs in determining fair value under conditions when the market for certain financial assets are not active. FSP FAS 157-3 was effective immediately upon issuance. FSP FAS 157-3 did not affect the Company’s fair value measurements of its financial condition as of June 30, 2009, nor did it affect the results of its operations for the three and six months ended June 30, 2009.

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

In April 2009, the FASB issued the following staff positions:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly and emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 did not affect the Company’s fair value measurement of its financial condition as of June 30, 2009 nor did it affect the results of operations for the three and six months ended June, 30, 2009.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. FSP FAS 107-1 and APB 28-1 are effective June 30, 2009. The implementation of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s Consolidated Financial Statements.

Strategic investments

Strategic investments include noncontrolling equity ownership interests and debt instruments held by the Company or its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at amortized cost. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Investments are held at adjusted cost when the Company is not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value pursuant to SFAS 157.

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

Deferred compensation investments

The Company has several deferred compensation plans related to certain employees and directors that provide a return to the participants based upon the performance of various investments. In order to hedge its liability under these plans, the Company generally acquires the underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment income (loss) and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Company’s Consolidated Statements of Operations.

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

Foreign currencies

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using current exchange rates at the date of the Consolidated Statements of Financial Condition. Revenues and expenses are translated at average rates during the periods. Gains or losses resulting from foreign currency transactions are included in Investment income (loss) and other, net on the Consolidated Statements of Operations.

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

Depreciation, amortization and occupancy

Fixed assets are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the life of the related office lease or the expected useful life of the assets. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the cost over the software’s estimated useful life of three years, commencing at the time the software is placed in service.

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

In the event the Company is able to sublease the excess real estate after recording a lease loss accrual, such lease loss accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the lease loss accrual. In the event that the Company concludes that previously determined excess real estate is needed for the Company’s use, such lease loss accrual will be adjusted accordingly. In accordance with SFAS 146, any such adjustments to previously recorded lease loss accruals are recorded in Writedowns of assets and lease loss benefit, net on the Consolidated Statements of Operations.

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

Stock-based compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the “modified prospective method.” Under SFAS 123(R), the grant date fair value of

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

stock-based employee awards that require future service is amortized on a straight line basis over the relevant service period.

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

Subsequent Events

The Company evaluated all activities through August 7, 2009 and concluded that no subsequent events have occurred that would require recognition or disclosure in the accompanying Consolidated Financial Statements.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, (“FSP FAS 141(R)-1”) which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. Pursuant to the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. FSP FAS 141(R)-1 was effective as of January 1, 2009. The impact of the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after January 1, 2009, if any.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was effective as of January 1, 2009 and the presentation and disclosure of SFAS 160 were applied retroactively. Other than the change in presentation of Noncontrolling interests, the adoption of SFAS 160 did not have any impact on the Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement was effective as of January 1, 2009. The adoption of SFAS 161 only affected disclosures within the footnotes to the Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether unvested share-based payment awards that contain rights to dividends will be considered a separate class of common stock and be included in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 was effective as of January 1, 2009 and required retrospective application to all prior period earnings per share data presented. There was no impact from the adoption of FSP EITF 03-6-1 to earnings per share for the three and six months ended June 30, 2009 and 2008 since the Company did not have any instruments that were considered participating securities.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In addition, SFAS 165 requires a reporting entity to disclose the date through which subsequent events were evaluated. SFAS 165 is effective for reporting periods ended after June 15, 2009. The adoption of SFAS 165 did not have any impact on the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”). The Codification will become the source of authoritative U.S. GAAP recognized by the FASB. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

form of Statements, FASB Staff Positions or Emerging Issues Take Force Abstracts; instead the FASB will issue Accounting Standards Updates. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 is effective for reporting periods beginning July 1, 2009. The Company does not expect the adoption of SFAS 168 to have any impact on the Consolidated Financial Statements.

3.	Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2009	Level 1	Level 2	Level 3	Total
Assets
Securities owned, held at clearing brokers, at fair value:
Equities (1)	$793.9	$-	$-	$793.9
Listed equity options	7.7	-	-	7.7
U.S. government obligations	6.7	-	-	6.7
Investment in Deephaven Funds	-	28.6	-	28.6
Strategic investment	-	27.7	-	27.7
Deferred compensation investments (2)	-	44.3	-	44.3

Total fair value of financial instrument assets	$808.2	$100.6	$-	$908.9

Liabilities
Securities sold, not yet purchased, at fair value:
Equities (1)	$590.4	$-	$-	$590.4
Listed equity options	2.7	-	-	2.7

Total fair value of financial instrument liabilities	$593.2	$-	$-	$593.2

(1)	Equities of $163.7 million have been netted by their respective long and short positions as of June 30, 2009.
(2)	Amount excludes $27.5 million of Level 2 assets which were recorded as part of Assets within discontinued operations at June 30, 2009.
*	Totals may not add due to rounding.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2008	Level 1	Level 2	Level 3	Total
Assets
Securities owned, held at clearing brokers, at fair value:
Equities (1)	$469.4	$-	$-	$469.4
U.S. government obligations	6.7	-	-	6.7
Investment in Deephaven Funds	-	47.2	-	47.2
Strategic investment	-	27.9	-	27.9
Deferred compensation investments (2)	-	41.6	-	41.6

Total fair value of financial instrument assets	$476.1	$116.7	$-	$592.8

Liabilities
Securities sold, not yet purchased, at fair value:
Equities (1)	$385.0	$-	$-	$385.0

Total fair value of financial instrument liabilities	$385.0	$-	$-	$385.0

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1)	Equities of $93.8 million have been netted by their respective long and short positions as of December 31, 2008.
(2)	Amount excludes $31.1 million of Level 2 assets which were recorded as part of Assets within discontinued operations at December 31, 2008.
*	Totals may not add due to rounding.

As of June 30, 2009, the Company held 34,329 long listed equity option contracts with a gross fair value of $7.7 million and 12,127 short listed equity option contracts with a gross fair value of $2.7 million which are included on the Consolidated Statements of Financial Condition within Securities owned, held at clearing brokers, at fair value and Securities sold, not yet purchased, at fair value, respectively. These positions are not considered hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) since they are used for trading activities. For the three and six months ended June 30, 2009, pre-tax losses of $4.1 million and $6.0 million, respectively, pertaining to the listed equity option contracts, were recorded within Net trading revenue on the Consolidated Statements of Operations.

4.	Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	June 30, 2009	December 31, 2008
Receivable:
Clearing brokers and other	$377.0	$281.9
Securities failed to deliver	100.0	47.6
Deposits for securities borrowed	27.2	11.8

	$504.3	$341.4

Payable:
Clearing brokers and other	$221.4	$65.5
Securities failed to receive	69.0	32.6

	$290.4	$98.1

*	Totals may not add due to rounding.

5.	Investment in Deephaven Funds

The Company’s corporate investment in the Deephaven Funds is carried at fair value, as disclosed in Footnote 3 “Fair Value of Financial Instruments”. The Company had corporate investments as a limited partner or non-managing member of $28.6 million and $47.2 million at June 30, 2009 and December 31, 2008, respectively. Deferred compensation investments on the Consolidated Statements of Financial Condition at June 30, 2009 and December 31, 2008 included $3.6 million and $4.8 million, respectively, of investments as a limited partner or non-managing member in the Deephaven Funds related to employee and director deferred compensation plans. Excluded from Deferred compensation investments are $27.5 million and $31.1 million of investments as a limited partner or non-managing member in the Deephaven Funds which are included as part of Assets within discontinued operations at June 30, 2009 and December 31, 2008, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Included in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations are the results from the Company’s corporate investments as a limited partner or non-managing member in the Deephaven Funds. These results were gains of $0.9 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively, and losses of $2.9 million and $5.0 million for the six months ended June 30, 2009 and 2008, respectively.

Through March 31, 2009, Deephaven was the registered investment adviser to, and sponsor of, the Deephaven Funds. Since April 1, 2009, the Deephaven Funds have been managed by Stark. See Footnote 12 “Discontinued Operations” for further discussion on the closing of Deephaven and the sale of substantially all of its assets.

6.	Strategic Investments

Strategic investments of $89.3 million at June 30, 2009 consisted of a $27.7 million short-term investment in a liquid investment fund carried at fair value pursuant to SFAS 157, $54.3 million in nine limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $0.3 million investment in common stock of two private companies representing less than 20% equity ownership, which are held at cost and $7.0 million in four debt instruments, which are held at adjusted cost. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of Strategic investments. Included in the $54.3 million investment in limited liability companies at June 30, 2009 is a $37.7 million equity investment in Direct Edge ECN.

Strategic investments of $83.7 million at December 31, 2008 consisted of a $27.9 million short-term investment in a liquid investment fund carried at fair value, $49.8 million in seven limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $1.0 million investment in common stock of two private companies representing less than 20% equity ownership which are held at cost, and $5.0 million in three debt instruments, which are held at adjusted cost. Included in the $49.8 million investment in limited liability companies at December 31, 2008 is a $33.7 million equity investment in Direct Edge ECN.

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. During the second quarter of 2009, the Company tested for the impairment of goodwill and intangible assets with indefinite lives and concluded that there was no impairment. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarter of 2009, the Company discontinued the use of the Donaldson trade name and wrote off the remaining book value of $2.4 million. No other events occurred during the three and six months ended June 30, 2009 and 2008 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

The goodwill balance of $232.2 million at both June 30, 2009 and December 31, 2008, relates to the Global Markets segment. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company had intangible assets, net of accumulated amortization, of $82.6 million and $90.5 million at June 30, 2009 and December 31, 2008, respectively, all of which are included within the Global Markets segment. Intangible assets decreased by $7.9 million during the six months ended June 30, 2009 due to amortization expense and the writedown of the Donaldson trade name. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from four to 24 years. The weighted average remaining life is approximately 11 years as of June 30, 2009 and 12 years as of December 31, 2008.

The Company recorded amortization expense related to its intangible assets of $2.6 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively, and $5.5 million and $3.6 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the estimated amortization expense relating to the intangible assets for each of the next five years approximates $5.3 million for the remainder of 2009, $10.5 million in 2010, $10.3 million in 2011, $10.0 million in 2012 and $8.5 million in 2013.

The chart below summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of June 30, 2009 and December 31, 2008 (in millions):

Goodwill		June 30, 2009	December 31, 2008
Purchase of Trimark business		$10.1	$10.1
Purchase of Tradetech business		3.0	3.0
Purchase of Donaldson business		3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe		2.5	2.5
Purchase of Direct Trading business		43.8	43.8
Purchase of Hotspot business		55.7	55.7
Purchase of Knight BondPoint business		14.2	14.2
Purchase of EdgeTrade business		51.7	51.7
Purchase of Libertas business		47.6	47.6

Total		$232.2	$232.2

Intangible Assets		June 30, 2009	December 31, 2008
Customer relationships (1)	Gross carrying amount	$84.8	$84.8
	Accumulated amortization	(19.4)	(15.4)

	Net carrying amount	65.3	69.4

Trade names (2)	Gross carrying amount	14.5	14.5
	Accumulated amortization	(6.8)	(4.1)

	Net carrying amount	7.7	10.4

Other (3)	Gross carrying amount	16.1	16.1
	Accumulated amortization	(6.5)	(5.4)

	Net carrying amount	9.6	10.7

Total	Gross carrying amount	115.3	115.3
	Accumulated amortization	(32.7)	(24.9)

	Net carrying amount	$82.6	$90.5

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1) -	Customer relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade and Libertas acquisitions. The weighted average remaining life is approximately 12 years as of June 30, 2009 and December 31, 2008. Lives may be reduced depending upon actual retention rates.
(2) -	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Libertas. The weighted average remaining life is approximately 16 years as of June 30, 2009 and 19 years as of December 31, 2008. During 2009, the “Donaldson” trade name with an unamortized cost of $2.4 million was written off. During 2008, the “Direct Trading Institutional” trade name with an unamortized cost of $2.5 million was written off.
(3) -	Other includes technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately five years as of June 30, 2009 and six years as of December 31, 2008.
*	Totals may not add due to rounding.

8.	Long Term Debt

On October 9, 2007, the Company entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks led by JPMorgan Chase Bank, N.A. (“JPM”). The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. The proceeds of the credit facilities may be used to finance share repurchases, finance selective acquisitions and for general corporate purposes. These credit facilities are repayable in full on October 3, 2010. Interest on the credit facilities is paid quarterly. As of June 30, 2009, $140.0 million was outstanding under the Credit Agreement.

Under the terms of the Credit Agreement, the Company has the option to choose an interest rate based on either the JPM Prime Rate or the LIBOR rate. As of June 30, 2009, the $140.0 million loan facilities bear interest at 1.87% per annum, which is based on the three month LIBOR rate plus 1.25% and will reset at the lower of the JPM Prime Rate or LIBOR rate prevailing in September 2009. Approximately $0.9 million and $0.8 million of interest expense was recorded for the three months ended June 30, 2009 and 2008, respectively, and $1.8 million for both the six months ended June 30, 2009 and 2008.

The Company is charged a commitment fee of 0.3% on any unused portion of the credit facilities. For the three and six months ended June 30, 2008, the Company recorded commitment fees of approximately $0.1 million, which has been included in Other expenses on the Consolidated Statements of Operations. No commitment fees were recorded during 2009 to date, since the Credit Agreement has been fully drawn.

Under the Credit Agreement, substantially all of the Company’s material subsidiaries, other than its foreign subsidiaries, registered broker-dealer subsidiaries and subsidiaries thereof, guarantee the repayment of loans made pursuant to the credit facilities. Pursuant to the Credit Agreement, the credit facilities have been secured by substantially all of the assets of the Company.

The Credit Agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. It also contains financial covenants tied to the maintenance of financial ratios and metrics. As of June 30, 2009, the Company was in compliance with all covenants under the Credit Agreement.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

9.	Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan, the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan and Inducement Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. The Stock Plans (except for the Inducement Plan) limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of June 30, 2009, the Company has not issued any stock appreciation rights.

Restricted Shares and Restricted Stock Units

Eligible employees and directors receive restricted shares and/or restricted stock units (collectively “restricted awards”) as a portion of their total compensation. The substantial majority of restricted awards generally vest ratably over three years. During June 2009, the Company granted restricted shares as inducement awards to new employees pursuant to the Inducement Plan. These shares were issued out of treasury and vest ratably over three years. The fair value of the inducement awards are measured in the same manner as other restricted awards. The Company has also issued restricted awards that vest based upon the market price of Knight’s common stock reaching a certain price for a specified period of time (“Market Shares”). The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances. Restricted awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted awards other than Market Shares based on the fair value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. The Company determines compensation cost for Market Shares based upon the fair value of such awards at date of grant and projected median vesting periods, both of which are based on statistical simulation models. The principal assumptions utilized in valuing Market Shares and determining their median vesting periods include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the award; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) maximum life – based upon the maximum contractual life of the award. Based upon the results of this model, the weighted-average fair value and median vesting period of Market Shares granted during the six months ended June 30, 2009 were $9.65 per share and 1.7 years, respectively. There were no Market Shares granted for the six months ended June 30, 2008.

The Company recorded compensation expense from continuing operations of $12.2 million and $5.5 million for the three months ended June 30, 2009 and 2008, respectively, and $23.4 million and $13.8 million for the six months ended June 30, 2009 and 2008, respectively, relating to restricted

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

awards, the majority of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to restricted awards was $4.9 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively, and $9.4 million and $5.5 million for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes restricted awards activity during the six months ended June 30, 2009 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	3,248.4	$16.95	782.6	$13.90
Granted	476.1	16.74	2,955.7	16.04
Vested	(1,127.0)	16.27	-	-
Forfeited	(30.0)	17.00	(10.7)	18.40

Outstanding at June 30, 2009	2,567.5	$17.21	3,727.5	$15.59

There is $71.2 million of unamortized compensation related to the unvested restricted awards outstanding at June 30, 2009. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 1.5 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted during

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

the three months ended June 30, 2009 was $5.58 per option. There were no options granted for the three months ended June 30, 2008. The weighted-average fair value of the stock options granted during the six months ended June 30, 2009 and 2008 was $5.43 and $5.47 per option, respectively.

The Company recorded compensation expense of $0.4 million and $0.8 million, for the three months ended June 30, 2009 and 2008, respectively, and $1.4 million and $1.9 million, for the six months ended June 30, 2009 and 2008, respectively, relating to stock options, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to stock options was $0.2 million and $0.3 million, for the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $0.8 million, for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2009 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	4,748.3	$13.32
Granted at market value	35.0	16.83
Exercised	(437.8)	9.96
Forfeited or expired	(212.7)	32.68

Outstanding at June 30, 2009	4,132.8	$12.71

Vested at June 30, 2009	4,105.9	$12.68

Available for future grants at June 30, 2009*	7,579.1

*	Represents both options and restricted awards available for grant

There is $1.5 million of unrecognized compensation related to unvested stock options outstanding at June 30, 2009. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.2 years.

10.	Writedown of Assets and Lease Loss Benefit, Net

The Writedown of assets and lease loss benefit, net was a benefit of $10.7 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, and $10.0 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.

In June 2009, the Company recorded a benefit of $13.1 million related to a reversal of a previously recognized lease loss with respect to the Company’s 545 Washington Boulevard office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out and occupy the excess office space and therefore recorded a benefit related to the reversal of such previously recorded lease loss.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Also included in Writedown of assets and lease loss benefit, net is a charge of $2.4 million related to the Company’s decision to discontinue the use of the Donaldson trade name and the writedown of $699,000 of capitalized software resulting from the sale of Hotspot’s retail customer accounts, which was recorded in the first quarter of 2009.

During the second quarter 2008, the Company entered into sub-lease agreements for portions of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual adjustment of $1.9 million was based on the difference between the actual terms of the sub-lease and the assumptions previously used in the calculation of the lease loss accrual.

11.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company files separate company income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	5.5%	5.2%	5.8%	5.7%
Nondeductible charges and other, net	0.2%	0.0%	0.2%	0.1%

Actual income tax rate	40.7%	40.2%	41.0%	40.9%

The Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes as of January 1, 2007, which did not result in any material adjustment in the liability for unrecognized income tax benefits. At both the adoption date of January 1, 2007, and June 30, 2009, the Company had $0.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of June 30, 2009, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2007, and to non-U.S. income tax examinations for the tax years 2002 through 2007. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2000 through 2007. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

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

On March 31, 2009, Deephaven completed the sale of substantially all of its assets to Stark, and Stark assumed certain limited liabilities of Deephaven and has been assigned the role of investment manager, managing member and general partner of the Deephaven Funds for which Deephaven previously served as investment advisor. As Deephaven no longer manages the Deephaven Funds effective March 31, 2009, as of that date it no longer has any cash flows related to asset management fees and no significant continuing involvement in the asset management business. As such, pursuant to SFAS 144, Deephaven is classified as a discontinued operation effective March 31, 2009.

Consideration for the sale is based on a formulaic purchase price based on the extent of Deephaven Global Multi-Strategy Fund (“GMS Fund”) assets that investors elect to have Stark manage on an on-going basis, and the investment return of such transferred assets over a two-year period following the closing of the transaction. It is currently expected that the purchase price from the transaction will be minimal.

The revenues and results of operations of the Discontinued Operations for the three and six months ended June 30, 2009 and 2008 are summarized as follows (in millions):

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$0.2	$14.5	$3.4	$29.7

Pre-tax loss from discontinued operations (1)	$(18.8)	$(7.9)	$(49.9)	$(12.1)
Income tax benefit	6.3	3.1	16.9	4.6

Loss from discontinued operations, net of tax (1)	$(12.5)	$(4.8)	$(33.0)	$(7.4)

(1)	Includes a Noncontrolling interest benefit of $0.1 million and $0.4 million for the three and six months ended June 30, 2009, respectively, and a Noncontrolling interest expense of $1.1 million and $2.6 million for the three and six months ended June 30, 2008, respectively. Also, included in the results for the three and six months ended June 30, 2009 is a loss of $0.2 million, net of tax relating to the Company’s former Derivative Markets segment.
*	Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

At June 30, 2009 and December 31, 2008, the assets and liabilities related to Discontinued Operations were as follows (in millions):

	June 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$13.5	$23.7
Deferred compensation assets	27.5	31.1
Other assets	1.0	30.2

Total assets	$42.0	$84.9

Liabilities:
Accrued compensation expense	$27.8	$44.6
Accrued expenses and other liabilities (1)	43.1	19.4

Total liabilities	$70.8	$64.0

(1)	Included in Accrued expenses and other liabilities is $37.2 million and $10.9 million at June 30, 2009 and December 31, 2008, respectively, which are payables to the Company and presented on the Consolidated Statements of Financial Condition as Receivable from discontinued operations.
*	Totals may not add due to rounding.

13.	Earnings per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised and restricted awards were to vest.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008 (in millions, except per share data):

	For the three months ended June 30,
	2009		2008
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$35.5	87.4	$29.4	90.2
Effect of dilutive stock based awards	-	4.7	-	2.4

Income and shares used in diluted calculations	$35.5	92.1	$29.4	92.6

Basic earnings per share		$0.41		$0.33

Diluted earnings per share		$0.39		$0.32

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the six months ended June 30,
	2009		2008
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$44.9	87.2	$61.9	90.0
Effect of dilutive stock based awards	-	4.9	-	2.7

Income and shares used in diluted calculations	$44.9	92.1	$61.9	92.7

Basic earnings per share		$0.51		$0.69

Diluted earnings per share		$0.49		$0.67

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.2 million for both the three months ended June 30, 2009 and 2008, and 1.2 million and 1.3 million for the six months ended June 30, 2009 and 2008, respectively.

14.	Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three or six months ended June 30, 2009 and 2008.

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $3.4 million and $2.6 million for the three months ended June 30, 2009 and 2008, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the six months ended June 30, 2009 and 2008, rental expense from continuing operations under the office leases was $6.4 million and $4.9 million, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of June 30, 2009, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Six months ending December 31, 2009	9.4	0.5	8.9	11.5
Year ending December 31, 2010	17.4	0.9	16.4	10.8
Year ending December 31, 2011	17.7	0.9	16.8	7.5
Year ending December 31, 2012	18.1	1.0	17.1	3.8
Year ending December 31, 2013	16.5	1.1	15.4	-
Thereafter through April 30, 2022	109.1	4.9	104.2	-

	$188.2	$9.4	$178.8	$33.5

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2009, the Company has provided a letter of credit for $4.1 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. The Company also provides ordinary course unsecured guarantees, from time to time, to guarantee the obligations of certain of its trading subsidiaries and leases.

During the normal course of business, the Company may enter into certain futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts. As of June 30, 2009, the Company was a party to futures contracts having a notional value of $183.4 million. The fair value of $5.0 million is recorded in Receivable from brokers and dealers on the Consolidated Statements of Financial Condition, net of cash collateral, with realized and unrealized gains and losses recognized in Net trading revenue on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

16.	Acquisitions

EdgeTrade

On January 14, 2008, the Company completed the acquisition of EdgeTrade Inc. (“EdgeTrade”), an agency-only trade execution and algorithmic software firm, for $58.2 million, comprising $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $69.0 million. None of the goodwill from this transaction is expected to be deductible for tax purposes. In August 2008, the business of EdgeTrade was merged into Knight Direct. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

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

Upon acquisition, Libertas Holdings LLC was renamed Knight Libertas Holdings LLC and its U.S. broker-dealer subsidiary was renamed Knight Libertas LLC. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$75.2
Adjustment for working capital	(0.7)

Adjusted purchase price	74.5
Acquisition costs	0.8

Purchase of business	$75.3

Cash	$1.3
Goodwill	47.6
Intangible assets	26.2
Other assets	5.5
Accrued expenses and other liabilities	(5.3)

Purchase of business	$75.3

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

17.	Business Segments

The Company currently has two operating business segments within its continuing operations, Global Markets and Corporate. The Global Markets segment provides market access and trade execution services in nearly every U.S. equity security and a large number of European and Asian equity securities and fixed income as well as foreign exchange, futures and options. The Corporate segment includes investment income earned on strategic investments and the Company’s corporate investment in the Deephaven Funds and corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized below (in millions):

	Global Markets	Corporate	Continuing Operations
For the three months ended June 30, 2009:
Revenues	$310.1	$3.7	$313.9
Pre-tax earnings	92.9	(12.0)	80.9
Total assets (1)	2,301.3	94.5	2,395.9

For the three months ended June 30, 2008:
Revenues	$185.6	$4.2	$189.8
Pre-tax earnings	64.4	(7.2)	57.3
Total assets (1)	1,608.2	208.7	1,816.9

For the six months ended June 30, 2009:
Revenues	$560.5	$(1.3)	$559.2
Pre-tax earnings	159.9	(28.0)	131.9
Total assets (1)	2,301.3	94.5	2,395.9

For the six months ended June 30, 2008:
Revenues	$387.7	$(4.0)	$383.8
Pre-tax earnings	143.4	(26.1)	117.3
Total assets (1)	1,608.2	208.7	1,816.9

(1)	Total assets do not include Assets within discontinued operations of $42.0 million and $149.6 million at June 30, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of the businesses recently acquired, or that may be acquired in the future, by the Company, and risks related to the costs and expenses associated with the Company’s exit from the Asset Management business. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” herein and in the Company’s Annual Report on Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

Executive Overview

We are a global capital markets firm that provides market access and trade execution services across multiple asset classes for buy-side and sell-side clients. We seek to continually apply our expertise and innovation to the trade execution process to build lasting client relationships through consistent performance and superior client service. We also offer capital markets services to corporate issuers. We have two operating segments within our continuing operations, Global Markets and Corporate.

•

Global Markets – Our Global Markets business provides market access and trade execution services in nearly every U.S. equity security and a large number of European and Asian equity securities and fixed income as well as foreign exchange, futures and options. Our approach to trading combines deep liquidity with robust trading technology and capital facilitation to deliver high quality trade executions consistent with client-defined measures.

•	Corporate – Our Corporate segment invests in strategic, financial service-oriented opportunities, allocates, deploys and monitors all capital and maintains all corporate overhead expenses. Our Corporate segment includes investment income earned on strategic investments and our corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

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

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations by segment and on a consolidated basis (in millions):

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Global Markets
Revenues	$310.1	$185.6	$560.5	$387.7
Expenses	217.3	121.1	400.6	244.3

Pre-tax earnings	92.9	64.4	159.9	143.4

Corporate
Revenues	3.7	4.2	(1.3)	(4.0)
Expenses	15.7	11.4	26.7	22.2

Pre-tax (loss)	(12.0)	(7.2)	(28.0)	(26.1)

Consolidated
Revenues	313.9	189.8	559.2	383.8
Expenses	233.0	132.5	427.3	266.5

Pre-tax earnings	$80.9	$57.3	$131.9	$117.3

Totals may not add due to rounding.

Consolidated Revenues for the three months ended June 30, 2009 increased $124.1 million, or 65.4%, from the same period a year ago, while Consolidated Expenses increased $100.5 million, or 75.9%. Overall, Consolidated Pre-tax earnings from continuing operations for the three months ended June 30, 2009 increased $23.6 million, or 41.1%, from the same period a year ago.

Consolidated Revenues for the six months ended June 30, 2009 increased $175.5 million, or 45.7%, from the same period a year ago, while Consolidated Expenses increased $160.8 million, or 60.3%. Overall, Consolidated Pre-tax earnings from continuing operations for the six months ended June 30, 2009 increased $14.7 million, or 12.5%, from the same period a year ago.

The changes in our Pre-tax earnings from continuing operations by segment from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 are summarized as follows:

•

Global Markets – Our Pre-tax earnings from Global Markets for the three months ended June 30, 2009 increased by $28.4 million, or 44.1%, from the comparable period in 2008. Our Pre-tax earnings from Global Markets for the six months ended June 30, 2009 increased by $16.5 million, or 11.5%, from the comparable period in 2008. The increase is primarily due to higher equity volumes, earnings from Knight Libertas, which was acquired during the third quarter of 2008, and a lease loss benefit offset, in part, by increased transaction costs principally driven by higher share volume, increased compensation due to additional headcount and a shift of our business mix, and additional costs in 2009 associated with our investments for future growth, both domestically and internationally.

•

Corporate – Our Pre-tax loss from our Corporate segment for the three months ended June 30, 2009 increased by $4.8 million from the comparable period in 2008, primarily due to a decrease in the returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds. Our Pre-tax loss from our Corporate segment for the six months ended June 30, 2009 increased by $1.8 million from the comparable period in 2008, primarily due to additional compensation expense offset, in part, by a decrease in the loss from our corporate investment as a limited partner or non-managing member in the Deephaven Funds.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition of our order flow; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our high velocity algorithmic principal trading models; the performance of our international operations and costs associated with our international expansion; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; the addition or loss of executive management, sales, electronic and voice trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters or proceedings; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

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

Economic conditions remained weak during the quarter ended June 30, 2009. The economic slowdown was attributable to the increasing rate of unemployment, continued weakness in the housing market and state and local governments struggling with budget constraints and deficits. Liquidity and credit concerns were further exacerbated with the changing landscape of the U.S. financial services industry. Global financial markets continued to experience substantially increased levels of volatility due to concerns about the outlook for global growth, inflation, declining asset values, and credit markets continued to experience illiquidity and wider credit spreads.

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

•

Equity and fixed income transaction volumes executed by broker-dealers have fluctuated over the past few years due to retail and institutional investor sentiment, market conditions and a variety of other factors, resulting in a shift of product mix. Equity and fixed income transaction volumes may not be sustainable and are not predictable.

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

•

There has been continued scrutiny of market-makers, specialists and hedge funds by the regulatory and legislative authorities. New legislation or new or modified regulations and rules could occur in the future and could materially impact the Company’s revenues and profitability. For example, there has been recent scrutiny regarding high frequency trading, so-called “flash orders,” indications of interest, dark liquidity pools and certain other industry practices, and the SEC has indicated plans to review these industry practices and related regulatory policies. Any legislative or regulatory action in these areas could, depending on their form and scope, adversely impact trading volumes. Also, further amendments to Regulation SHO and related short sale rules, could make it much more difficult for market-makers to sell securities short.

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

•

During the past two quarters, there have been increased volumes in lower-priced stocks, driven by the decline in overall stock prices. As market volume, in general, is not predictable, an increase in retail volume in stocks with lower share prices may decrease the profit potential of trading these shares, while, at the same time, increase trade- or share-based transaction costs, thus lowering overall profitability.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from Global Markets.

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity and fixed income transaction volumes with institutional clients, changes in commission rates, the growth of Knight Direct, Hotspot, Knight BondPoint and Knight Libertas and the level of our soft dollar and commission recapture activity.

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

Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of purchased software, capitalized software development costs, acquired intangible assets and leasehold improvements. We depreciate our fixed assets and amortize our purchased software, capitalized software development costs and acquired intangible assets on a straight-line basis over their expected useful lives. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.

Occupancy and equipment rentals consist primarily of rent and utilities related to rented premises and office equipment.

Business development consists primarily of costs related to marketing, conferences and relationship management.

Professional fees consist primarily of legal, accounting and consulting fees.

Interest expense consists primarily of cost associated with our credit facilities.

Three Months Ended June 30, 2009 and 2008

Continuing Operations

Revenues

Global Markets

	For the three months ended June 30,
	2009	2008	Change	% of Change
Commissions and fees (millions)	$175.8	$98.5	$77.3	78.6%
Net trading revenue (millions)	135.4	85.4	50.0	58.5%
Interest, net (millions)	(1.4)	0.9	(2.3)	-254.8%
Investment income and other, net (millions)	0.3	0.8	(0.5)	-65.1%

Total Revenues from Global Markets (millions)	$310.1	$185.6	$124.5	67.1%

Average daily U.S. equity dollar value traded ($ billions)	23.1	17.3	5.9	33.9%
Average daily U.S. equity trades (thousands)	4,190.2	1,850.2	2,340.0	126.5%
Listed and Nasdaq equity shares traded (billions)	100.0	34.8	65.3	187.8%
OTC Bulletin Board and Pink Sheet shares traded (billions)	447.8	206.1	241.7	117.3%
Average revenue capture per U.S. equity dollar value traded (bps)	1.5	1.3	0.2	13.2%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 67.1% to $310.1 million for the three months ended June 30, 2009, from $185.6 million for the comparable period in 2008. Revenues for the three months ended June 30, 2009, were positively impacted by Knight Libertas which was acquired in the third quarter of 2008, higher volumes, higher average revenue capture per U.S. equity dollar value traded and improved results from additional strategies deployed through our quantitative market-making and high velocity algorithmic principal trading strategies.

Average revenue capture per U.S. equity dollar value traded was 1.5 basis points (“bps”) for the second quarter of 2009, up 13.2% from the second quarter of 2008. The primary driver for the increase in revenue capture was improved results from our quantitative market-making strategies. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Core Equity Revenues”) divided by the total dollar value of the related equity transactions. Core Equity Revenues were $215.6 million and $144.5 million for the three months ended June 30, 2009 and 2008, respectively. Core Equity Revenues do not include revenues from KCEL’s European institutional business, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas.

Corporate

	For the three months ended June 30,
	2009	2008	Change	% of Change
Total Revenues from Corporate (millions)	$3.7	$4.2	$(0.5)	-11.2%

Average corporate investment balance in the Deephaven Funds (millions)	$27.8	$76.6	$(48.8)	-63.8%

Total revenues from the Corporate segment, which primarily represent our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds, gains or losses associated with deferred compensation investments related to certain employees and directors and other strategic investments, decreased to $3.7 million for the three months ended June 30, 2009, from $4.2 million for the comparable period in 2008. Income from our corporate investment in the Deephaven Funds decreased to $0.9 million for the three months ended June 30, 2009, from $2.0 million for the comparable period in 2008. The decrease in the average corporate investment in the Deephaven Funds is primarily a result of losses on our corporate investments since June 30, 2008, as well as distributions of $21.1 million.

Expenses

Employee compensation and benefits expense increased to $135.6 million for the three months ended June 30, 2009, from $67.8 million for the comparable period in 2008. As a percentage of total revenue, Employee compensation and benefits increased to 43.2% for the three months ended June 30, 2009, from 35.7% for the comparable period in 2008. The increase on a dollar basis and as a percentage of total revenues was primarily due to a shift in the mix of our business in the current quarter and increased headcount. The number of full time employees from continuing operations increased to 1,046 at June 30, 2009, from 793 at June 30, 2008, primarily due to the acquisition of Knight Libertas as well as growth and expansion in our Global Markets business. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 78.1% to $42.4 million for the three months ended June 30, 2009, from $23.8 million for the comparable period in 2008, primarily due to greater trade and share volumes along with higher regulatory fees enacted in the second quarter of 2009. As a percentage of total revenue, Execution and clearance fees increased to 13.5% for the three months ended June 30, 2009, from 12.6% for the comparable period in 2008. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $23.0 million for the three months ended June 30, 2009, from $8.3 million for the comparable period in 2008. As a percentage of total revenue, Payments for order flow increased to 7.3% for the three months ended June 30, 2009, from 4.4% for the comparable period in 2008. This expense increased primarily due to the increase in shares traded specifically in low-priced Nasdaq and Listed shares and increased profitability-based rebates paid to broker-dealer clients.

Writedown of assets and lease loss benefit, net was a benefit of $10.7 million, primarily due to a lease loss reversal taken during the second quarter of 2009 with respect to our office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out and occupy the excess office space and therefore recorded a benefit related to the reversal of such previously recorded lease loss. Also included in Writedown of assets and lease loss benefit, net is a charge of $2.4 million related to our decision to discontinue the use of the Donaldson trade name.

All other expenses increased by 23.3%, or $8.1 million, to $42.6 million for the three months ended June 30, 2009 from $34.5 million for the comparable period in 2008. Communications and data processing expense increased primarily due to higher market data and connectivity expenses related to the growth within our Global Markets segment. Depreciation and amortization expense increased primarily due to fixed asset purchases, greater capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts. Professional fees decreased due to lower consulting and legal expenses, which have fluctuated based on the activity relating to our various legal proceedings. Other expenses increased due to higher employment fees and other administrative expenses.

Our effective tax rates from continuing operations of 40.7% and 40.2% for the three months ended June 30, 2009 and 2008, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Six Months Ended June 30, 2009 and 2008

Continuing Operations

Revenues

Global Markets

	For the six months ended June 30,
	2009	2008	Change	% of Change
Commissions and fees (millions)	$326.5	$192.8	$133.8	69.4%
Net trading revenue (millions)	234.9	186.9	47.9	25.6%
Interest, net (millions)	(2.3)	3.1	(5.4)	-173.9%
Investment income and other, net (millions)	1.4	4.9	(3.5)	-71.4%

Total Revenues from Global Markets (millions)	$560.5	$387.7	$172.8	44.6%

Average daily U.S. equity dollar value traded ($ billions)	21.5	17.0	4.5	26.4%
Average daily U.S. equity trades (thousands)	4,019.1	1,804.1	2,215.0	122.8%
Listed and Nasdaq equity shares traded (billions)	179.3	68.4	110.9	162.1%
OTC Bulletin Board and Pink Sheet shares traded (billions)	707.0	371.2	335.8	90.5%
Average revenue capture per U.S. equity dollar value traded (bps)	1.5	1.4	0.1	4.3%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 44.6% to $560.5 million for the six months ended June 30, 2009, from $387.7 million for the comparable period in 2008. Revenues for the six months ended June 30, 2009, were positively impacted by Knight Libertas which was acquired in the third quarter of 2008, higher volumes, higher average revenue capture per U.S. equity dollar value traded and improved results from additional strategies deployed through our quantitative market-making and high velocity algorithmic principal trading strategies.

Average revenue capture per U.S. equity dollar value traded was 1.5 basis points (“bps”) for the first half of 2009, up 4.3% from the first half of 2008. The primary driver for the increase in revenue capture was improved results from our quantitative market-making strategies. Core Equity Revenues were $391.9 million and $299.9 million for the six months ended June 30, 2009 and 2008, respectively. Core Equity Revenues do not include revenues from KCEL’s European institutional business, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas.

Corporate

	For the six months ended June 30,
	2009	2008	Change	% of Change
Total Revenues from Corporate (millions)	$(1.3)	$(4.0)	$2.7	67.8%

Average corporate investment balance in the Deephaven Funds (millions)	$34.3	$77.2	$(42.9)	-55.6%

Total revenues from the Corporate segment, which primarily represent our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds, gains or losses associated with deferred compensation investments related to certain employees and directors and other strategic investments, increased to a loss of $1.3 million for the six months ended June 30, 2009, from a loss of $4.0 million for the comparable period in 2008. Income from our corporate investment in the Deephaven Funds increased to a loss of $2.9 million for the six months ended June 30, 2009, from a loss of $5.0 million for the comparable period in 2008. The decrease in the average corporate investment in the Deephaven Funds is primarily a result of losses on our corporate investments since June 30, 2008, as well as distributions of $21.1 million.

Expenses

Employee compensation and benefits expense increased 75.6% to $244.8 million for the six months ended June 30, 2009, from $140.2 million for the comparable period in 2008. As a percentage of total revenue, Employee compensation and benefits increased to 43.8% for the six months ended June 30, 2009, from 36.5% for the comparable period in 2008. The increase on a dollar basis and as a percentage of total revenues was primarily due to a shift in the mix of our business in the current year and increased headcount. The number of full time employees from continuing operations increased to 1,046 at June 30, 2009, from 793 at June 30, 2008, primarily due to the acquisition of Knight Libertas as well as expansion in our Global Markets business. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 45.8% to $71.5 million for the six months ended June 30, 2009, from $49.1 million for the comparable period in 2008, primarily due to greater trade and share volumes along with higher regulatory fees enacted in the second quarter of 2009. As a percentage of total revenue, Execution and clearance fees remained at 12.8% for both the six months ended June 30, 2009 and 2008. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $40.1 million for the six months ended June 30, 2009, from $17.2 million for the comparable period in 2008. As a percentage of total revenue, Payments for order flow increased to 7.2% for the six months ended June 30, 2009, from 4.5% for the comparable period in 2008. This expense increased primarily due to the increase in shares traded specifically in low-priced Nasdaq and Listed shares and increased profitability-based rebates paid to broker-dealer clients.

Writedown of assets and lease loss benefit, net was a benefit of $10.0 million primarily due to a lease loss reversal taken during the second quarter of 2009 with respect to our office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out and occupy the excess office space and therefore recorded a benefit related to the reversal of such previously recorded lease loss. Also included in Writedown of assets and lease loss benefit, net is a charge of $2.4 million related to our decision to discontinue the use of the Donaldson trade name and the writedown of $699,000 of capitalized software resulting from the sale of Hotspot’s retail customer accounts.

All other expenses increased by 30.9% or $19.1 million to $80.9 million for the six months ended June 30, 2009 from $61.8 million for the comparable period in 2008. Communications and data processing expense increased primarily due to higher market data and connectivity expenses within our Global Markets segment, as well as additional costs related to Knight Libertas. Depreciation and amortization expense increased primarily due to fixed asset purchases, greater capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts. Professional fees decreased due to lower consulting and legal expenses, which have fluctuated based on the activity relating to our various legal proceedings. Other expenses increased due to higher employment fees and other administrative expenses.

Our effective tax rates from continuing operations of 41.0% and 40.9% for the six months ended June 30, 2009 and 2008, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

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

On March 31, 2009, Deephaven completed the sale of substantially all of its assets to Stark, and Stark assumed certain limited liabilities of Deephaven and has been assigned the role of investment manager, managing member and general partner for the Deephaven Funds for which Deephaven previously served as investment advisor. As Deephaven no longer manages the Deephaven Funds effective March 31, 2009, as of that date it no longer has any cash flows related to asset management fees and no significant continuing involvement in the asset management business. As such, pursuant to SFAS 144, Deephaven is classified as a discontinued operation effective March 31, 2009.

Consideration for the sale is based on a formulaic purchase price based on the extent of Deephaven Global Multi-Strategy Fund (“GMS Fund”) assets that investors elect to have Stark manage on an on-going basis, and the investment return of such transferred assets over a two-year period following the closing of the transaction. It is currently expected that the purchase price from the transaction will be minimal.

Loss from discontinued operations, net of tax, was $12.5 million and $4.8 million for the three months ended June 30, 2009 and 2008, respectively. See Footnote 12 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of June 30, 2009, we had $2.4 billion in assets, 69.9% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on the NYSE, NYSE Alternext and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board.

Deferred compensation investments consists of investments held by us, including investments as a limited partner or non-managing member in the Deephaven Funds, for deferred compensation plans related to certain Knight employees and directors. Other assets primarily represent net deferred tax assets, deposits and miscellaneous receivables.

Total assets increased $412.4 million, or 20.4%, from $2.0 billion at December 31, 2008 to $2.4 billion at June 30, 2009. The majority of the increase in assets relates to increases in Securities owned, held at clearing brokers, at fair value and Receivable from brokers and dealers, offset, in part, by a decrease in Cash and cash equivalents. Securities owned, held at clearing brokers, at fair value increased by $332.1 million, or 69.8%, from $476.1 million at December 31, 2008, to $808.2 million at June 30, 2009, due to an increase in the size of the securities inventory utilized in our market-making, high velocity algorithmic principal trading activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Receivable from brokers and dealers increased by $162.9 million, or 47.7%, from $341.4 million at December 31, 2008 to $504.3 million at June 30, 2009, due primarily to timing relating to trade date versus settlement date differences and cash held at clearing brokers. Cash and cash equivalents decreased by $53.0 million, or 12.7%, from $417.0 million at December 31, 2008, to $363.9 million at June 30, 2009, primarily due to 2008 bonus payouts and corporate tax payments, made in the first half of 2009 and increased margin requirements at our clearing brokers.

Total liabilities increased $343.7 million, or 34.7%, from $990.9 million at December 31, 2008 to $1.3 billion at June 30, 2009. The majority of the increase in liabilities relates to increases in Securities sold, not yet purchased, at fair value and Payable to brokers and dealers offset, in part, by a decrease in Accrued compensation expense. Accrued compensation expense decreased by $37.3 million, or 21.7%, from $171.4 million at December 31, 2008 to $134.1 million at June 30, 2009, primarily due to the payment of 2008 year-end bonuses accrued at December 31, 2008 and paid in the first quarter of 2009, offset by the accrual of 2009 bonus expense for the six months ended June 30, 2009.

Stockholders’ equity, excluding Noncontrolling interests, increased by $75.2 million, from $1,027.4 million at December 31, 2008 to $1,102.6 million at June 30, 2009. The increase in stockholders’ equity from December 31, 2008 was primarily a result of stock-based awards issued and vested and net income earned during the six months ended June 30, 2009.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, the proceeds of the sale of our Derivative Markets segment in 2004 and the proceeds from our borrowing of $140.0 million under our credit facilities. At June 30, 2009, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $551.5 million.

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

Additionally, the terms of the Libertas Holdings LLC transaction include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Libertas during the three-year period following the closing of the transaction. Based on the performance of Knight Libertas during the one year period following the closing of the transaction, the first year performance target has been achieved and the resulting earnout of approximately $33 million in unregistered Knight common stock will be issued during the third quarter of 2009.

Income from continuing operations before income taxes was $80.9 million and $57.3 million for the three months ended June 30, 2009 and 2008, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation and depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $12.7 million and $6.3 million for the three months ended June 30, 2009 and 2008, respectively. Depreciation expense was $2.6 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $5.7 million and $4.2 million for the three months ended June 30, 2009 and 2008, respectively. Net non-cash benefit of $10.7 million for the three months ended June 30, 2009 represents a $13.1 million benefit for the adjustment of a previously recognized lease loss with respect to our Jersey City, N.J. office and the writedown of $2.4 million for the discontinued use of the Donaldson trade name.

Capital expenditures related to our continuing operations were $13.8 million and $6.0 million during the three months ended June 30, 2009 and 2008, respectively. Purchases of strategic investments were $5.2 million for the three months ended June 30, 2009. No purchases of strategic investments were made for the three months ended June 30, 2008. There were no payments relating to acquisitions of businesses for the three months ended June 30, 2009. Payments relating to acquisitions of businesses, net of cash received, were $1.0 million for the three months ended June 30, 2008. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds decreased by $3.0 million during the three months ended June 30, 2009, due to distributions of $3.9 million and a gain on our investment of $0.9 million.

In October 2007, we entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks. The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. As of June 30, 2009, we borrowed the full $140.0 million under the Credit Agreement. The proceeds of the borrowings under the Credit Agreement were used to finance share repurchases, finance selective acquisitions and for general corporate purposes. These credit obligations may limit our ability to undertake certain transactions, including, but not limited to, certain mergers, acquisitions or dispositions of assets, repurchases of shares and payment of dividends, each above certain thresholds as set forth in the Credit Agreement. The borrowings under the Credit Agreement are repayable in full by October 3, 2010. Our ability to repay or refinance borrowings under the Credit Agreement will depend on our financial and operating performance and the credit environment at the maturity date.

The Credit Agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. It also contains financial covenants tied to the maintenance of financial ratios and metrics. As of June 30, 2009, we were in compliance with all covenants under the Credit Agreement.

The Company has an authorized stock repurchase program of $1 billion. Through June 30, 2009, we had repurchased 67.1 million shares for $750.4 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. We did not repurchase any shares under our stock repurchase program for the three months ending June 30, 2009. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had approximately 93.5 million shares of Class A Common Stock outstanding as of June 30, 2009.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of June 30, 2009, all of our broker-dealers were in compliance with the applicable regulatory net capital rules. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at June 30, 2009, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$108.9	$7.5	$101.4
KCM	168.0	1.0	167.0
Knight Direct	13.0	1.0	12.0
Knight Libertas	18.6	1.3	17.3

In addition, our foreign registered broker-dealers are subject to certain financial resource requirements of the FSA and SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at June 30, 2009 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCEL	$44.9	$19.0	$25.9

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Goodwill of $232.2 million as of June 30, 2009 is all related to our Global Markets segment. Goodwill is primarily related to the purchases of our listed equities market-maker, KCM, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. We performed our annual test for impairment of goodwill in the second quarter of 2009 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Intangible assets, less accumulated amortization, of $82.6 million as of June 30, 2009 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses now operating as Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 24 years. We performed our annual test for impairment of intangible assets with definitive lives in the second quarter of 2009. During the second quarter of 2009, we discontinued the use of the Donaldson trade name. As such, we wrote off $2.4 million in intangible assets related to the trade name. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No other events occurred during the three and six months ended June 30, 2009 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of June 30, 2009, our Investment in Deephaven Funds, one strategic investment, as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of June 30, 2009, we did not hold any financial instruments that met the definition of Level 3.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to consider various inputs in determining fair value under conditions when the market for certain financial assets are not active. FSP FAS 157-3 was effective immediately upon issuance. FSP FAS 157-3 did not affect our fair value measurements of financial assets or our financial condition as of June 30, 2009, nor did it affect the results of our operations for the three or six months ended June 30, 2009.

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

In April 2009, the FASB issued the following staff positions:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly and emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 did not affect the fair value measurement of our financial condition as of June 30, 2009 nor did it affect the results of operations for the three and six months ended June, 30, 2009.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. FSP FAS 107-1 and APB 28-1 are effective June 30, 2009. The implementation of FSP FAS 107-1 and APB 28-1 did not have a material effect on our Consolidated Financial Statements.

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

Lease Loss Accrual – It is our policy to identify excess real estate capacity and where applicable, accrue against such future costs. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002, the effective date of SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, our policy is to accrue future costs related to excess capacity using a discounted cash flow analysis. For the second quarter 2009, we recorded a benefit of $13.1 million for the reversal of a previously recognized lease loss with respect to our office space in Jersey City, N.J. The benefit reflects our decision to build out and occupy this office space based on expected growth and future needs.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise From Contingencies (“FSP FAS 141(R)-1”) which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. Pursuant to the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. FSP FAS 141(R)-1 was effective as of January 1, 2009. The impact of the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after January 1, 2009, if any.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was effective as of January 1, 2009 and the presentation and disclosure of SFAS 160 were applied retroactively. Other than the change in the presentation of Noncontrolling interests, the adoption of SFAS 160 did not have any impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This statement was effective as of January 1, 2009. The adoption of SFAS 161 only affected disclosures within our footnotes to the Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether unvested share-based payment awards that contain rights to dividends will be considered a separate class of common stock and be included in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 was effective as of January 1, 2009 and required retrospective application to all prior period earnings per share data presented. There was no impact from the adoption of FSP EITF 03-6-1 to earnings per share for the three and six months ended June 30, 2009 and 2008 since we did not have any instruments that were considered participating securities.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In addition, SFAS 165 requires a reporting entity to disclose the date through which subsequent events were evaluated. SFAS 165 is effective for reporting periods ended after June 15, 2009. The adoption of SFAS 165 did not have any impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”). The Codification will become the source of authoritative U.S. GAAP recognized by the FASB. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Take Force Abstracts; instead the FASB will issue Accounting Standards Updates. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 is effective for reporting periods beginning July 1, 2009. We do not expect the adoption of SFAS 168 to have any impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

For working capital purposes, we invest in money market funds, commercial paper and government securities or maintain interest-bearing balances in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers and dealers, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates or do not present a material market risk, as the balances are short-term in nature and subject to daily repricing. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily, and are not material to the Company’s overall cash position.

In Global Markets, we employ proprietary position management and trading systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals, capital allocations, and real-time profits and losses. The management of trading positions is enhanced by reviews of mark-to-market valuations and position summaries on a daily basis.

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and listed equity options. The fair value of these securities at June 30, 2009 and 2008 was $801.5 million and $606.1 million, respectively, in long positions and $593.2 million and $407.4 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $20.8 million and $19.9 million as of June 30, 2009 and 2008, respectively, due to the offset of gains in short positions against losses in long positions.

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

Disaster recovery plans are in place for critical facilities related to our primary operations and resources and redundancies are built into the systems as deemed appropriate. We have also established policies, procedures and technologies designed to protect our systems and other assets from unauthorized access.

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

The following table contains information about our purchases of our Class A Common Stock during the second quarter of 2009 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009
Common stock repurchases	-		-	$249,616
Employee transactions (2)	2		-

Total	2	$15.18	-

May 1, 2009 – May 31, 2009
Common stock repurchases	-		-	$249,616
Employee transactions (2)	7		-

Total	7	$16.95	-

June 1, 2009 – June 30, 2009
Common stock repurchases	-		-	$249,616
Employee transactions (2)	12		-

Total	12	$17.44	-

Total
Common stock repurchases	-		-
Employee transactions (2)	21		-

Total	21	$17.06	-

Totals may not add due to rounding.

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 13, 2009 for purposes of: (i) electing its Board of Directors; (ii) approving the Knight Capital Group, Inc. 2009 Executive Incentive Plan; and (iii) ratifying the appointment of its independent registered public accounting firm.

The Company’s Board of Directors consists of a total of eight people who are elected by the holders of the Company’s Class A Common Stock. The eight people were nominated by the Board of Directors to serve as directors for a term of one-year.

The following sets forth the results of the election of directors. Under applicable Delaware law, in tabulating the votes, abstentions are disregarded and have no effect on the outcome of the vote:

DIRECTORS

NAME OF NOMINEE	FOR	%	AGAINST	%
William L. Bolster	73,951,446	91.16%	7,172,038	8.84%
Gary R. Griffith	77,481,632	95.51%	3,641,852	4.49%
Thomas M. Joyce	77,581,281	95.63%	3,542,203	4.37%
James W. Lewis	79,867,153	98.45%	1,256,331	1.55%
Thomas C. Lockburner	78,331,140	96.56%	2,792,344	3.44%
James T. Milde	73,959,174	91.17%	7,164,310	8.83%
Christopher C. Quick	79,887,842	98.48%	1,235,642	1.52%
Laurie M. Shahon	74,050,880	91.28%	7,072,604	8.72%

No proxies were solicited from the holders of Class B Common Stock since no such shares are outstanding. There was no solicitation in opposition to the nominees proposed to be elected by the holders of the Class A Common Stock in the Proxy Statement.

The Knight Capital Group, Inc. 2009 Executive Incentive Plan was approved by the stockholders with 67,122,697 votes FOR (96.45%), 2,400,125 votes AGAINST (3.45%), and 70,871 (0.10%) votes ABSTAINED. Under applicable Delaware law, abstentions were counted as votes against this proposal. There were 11,529,791 BROKER NON-VOTES cast on this matter which were disregarded and had no effect on the outcome of the vote.

The ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the year ending December 31, 2009 was approved by the stockholders with 79,820,077 votes FOR (98.39%), 1,208,314 votes AGAINST (1.49%), and 95,093 (0.12%) votes ABSTAINED. Under applicable Delaware law, abstentions are counted as votes against this proposal.

Further information regarding these matters is contained in the Company’s Proxy Statement dated April 2, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 7th day of August, 2009

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)