Form 10-Q
period 2009-09-30
KNIGHT CAPITAL GROUP, INC.
filed 2009-11-06
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 5, 2009, the number of shares outstanding of the Registrant’s Class A Common Stock was 93,160,871 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2009

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$177,025	$132,317	$503,532	$325,067
Net trading revenue	119,595	116,830	354,459	303,780
Interest, net	(1,050)	1,518	(2,687)	7,209
Investment income (loss) and other, net	4,360	(9,890)	3,847	(11,474)

Total revenues	299,930	240,775	859,151	624,582

Expenses
Employee compensation and benefits	139,334	94,269	384,135	234,514
Execution and clearance fees	50,430	27,062	121,953	76,114
Payments for order flow	17,737	10,112	57,813	27,338
Communications and data processing	15,781	11,551	43,850	32,250
Depreciation and amortization	8,777	7,198	25,223	18,673
Occupancy and equipment rentals	5,930	5,405	17,180	14,336
Business development	4,058	4,084	13,497	11,951
Professional fees	3,410	4,071	9,410	12,020
Interest expense	713	1,476	2,669	3,462
Writedown of assets and lease loss accrual (benefit), net	-	2,516	(9,996)	644
Other	4,003	3,478	11,739	6,474

Total expenses	250,173	171,222	677,473	437,776

Income from continuing operations before income taxes	49,757	69,553	181,678	186,806
Income tax expense	19,278	28,452	73,360	76,353

Income from continuing operations, net of tax	30,479	41,101	108,318	110,453
Loss from discontinued operations, net of tax	(1,253)	(4,806)	(34,228)	(12,244)

Net income	$29,226	$36,295	$74,090	$98,209

Basic earnings per share from continuing operations	$0.34	$0.47	$1.22	$1.24

Diluted earnings per share from continuing operations	$0.32	$0.46	$1.16	$1.20

Basic earnings per share from discontinued operations	$(0.01)	$(0.05)	$(0.38)	$(0.14)

Diluted earnings per share from discontinued operations	$(0.01)	$(0.05)	$(0.37)	$(0.13)

Basic earnings per share	$0.33	$0.41	$0.83	$1.10

Diluted earnings per share	$0.31	$0.40	$0.79	$1.07

Shares used in computation of basic earnings per share	89,278	87,612	88,919	89,207

Shares used in computation of diluted earnings per share	93,958	90,076	93,532	92,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands)
ASSETS
Cash and cash equivalents	$402,706	$416,957
Securities owned, held at clearing brokers, at fair value	997,169	476,111
Receivable from brokers and dealers	704,222	341,350
Investment in Deephaven Funds	16,830	47,152
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	95,903	81,237
Strategic investments	62,812	83,697
Goodwill	265,530	232,197
Intangible assets, less accumulated amortization	79,966	90,477
Deferred compensation investments	45,012	41,637
Assets within discontinued operations	16,594	84,868
Other assets	133,727	129,743

Total assets	$2,820,471	$2,025,426

LIABILITIES & EQUITY
Liabilities
Securities sold, not yet purchased, at fair value	$737,144	$385,003
Payable to brokers and dealers	479,393	98,138
Accrued compensation expense	172,879	171,392
Accrued expenses and other liabilities	93,347	132,369
Liabilities within discontinued operations	17,515	63,988
Long term debt	140,000	140,000

Total liabilities	1,640,278	990,890

Equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock	1,585	1,544
Shares authorized: 500,000 at September 30, 2009 and December 31, 2008; Shares issued: 158,518 at September 30, 2009 and 154,404 at December 31, 2008;
Shares outstanding: 93,827 at September 30, 2009 and 90,121 at December 31, 2008
Additional paid-in capital	736,185	648,716
Retained earnings	1,186,100	1,112,010
Treasury stock, at cost; 64,691 shares at September 30, 2009 and 64,283 shares at December 31, 2008	(744,303)	(734,912)

Total Knight Capital Group, Inc. stockholders’ equity	1,179,567	1,027,358
Noncontrolling interests	626	7,178

Total equity	1,180,193	1,034,536

Total liabilities and equity	$2,820,471	$2,025,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$74,090	$98,209
Loss from discontinued operations, net of tax	(34,228)	(12,244)

Income from continuing operations, net of tax	108,318	110,453
Adjustments to reconcile income from continuing operations, net of tax to net cash (used in) provided by operating activities
Depreciation and amortization	25,223	18,673
Stock-based compensation	35,975	21,395
Deferred rent	1,101	149
Writedown of assets and lease loss accrual (benefit), net	(9,996)	644
Unrealized (gain) loss on strategic investments	(1,362)	2,293
Unrealized loss on investments in Deephaven Funds	1,829	13,531
Operating activities from discontinued operations	(6,157)	11,623
(Increase) decrease in operating assets, net of acquisitions and disposals
Securities owned	(521,058)	(137,313)
Receivable from brokers and dealers	(362,871)	76,607
Deferred compensation investments	(3,415)	92
Other assets	(3,983)	(71,250)
Increase (decrease) in operating liabilities, net of acquisitions and disposals
Securities sold, not yet purchased	352,142	39,652
Payable to brokers and dealers	381,255	59,039
Accrued compensation expense	2,594	32,825
Accrued expenses and other liabilities	(27,060)	(19,917)

Net cash (used in) provided by operating activities	(27,465)	158,496

Cash flows from investing activities
Distributions from Deephaven Funds	28,325	92,578
Purchases of fixed assets and leasehold improvements	(32,446)	(26,923)
Purchases of strategic investments	(5,300)	(13,441)
Distributions from strategic investments	27,755	1,224
Purchases of businesses, net of cash acquired	-	(77,354)
Investing activities from discontinued operations	-	(813)

Net cash provided by (used in) investing activities	18,334	(24,729)

Cash flows from financing activities
Proceeds from long-term borrowing	-	70,000
Stock options exercised	10,288	9,907
Income tax benefit on stock awards exercised	3,518	3,398
Cost of common stock repurchased	(12,748)	(130,843)
Financing activities from discontinued operations	(6,178)	1,529

Net cash used in financing activities	(5,120)	(46,009)

(Decrease) increase in cash and cash equivalents	(14,251)	87,758
Cash and cash equivalents at beginning of period	416,957	190,924

Cash and cash equivalents at end of period	$402,706	$278,682

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,623	$3,345

Cash paid for income taxes	$82,171	$83,934

Supplemental disclosure of investing activities:
Goodwill	$33,333	$98,958
Intangible assets	-	44,500
Other assets	-	9,402
Accrued expenses and other liabilities	-	(20,506)

	33,333	132,354
Common stock in connection with acquisitions	(33,333)	(55,000)

Purchases of businesses, net of cash acquired	$-	$77,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has two operating segments within its continuing operations, Global Markets and Corporate. Effective March 31, 2009, as described below, the Company’s Asset Management segment has been classified as a discontinued operation. As of September 30, 2009, the Company’s operating segments comprised the following subsidiaries:

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

•

Hotspot FX Holdings, Inc. and its subsidiaries (“Hotspot”) provide institutions and dealers with spot foreign exchange executions through an advanced fully electronic platform. One Hotspot subsidiary is regulated by the FSA, and another Hotspot subsidiary is a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (“CFTC”) and is a member of the NFA. In February 2009, Hotspot sold its retail customer accounts to a third party and in September 2009 it filed an application with the CFTC to withdraw as an FCM.

•

Knight BondPoint, Inc. (“Knight BondPoint”) provides electronic access and trade execution services for the retail fixed income market. Knight BondPoint is a broker-dealer registered with the SEC and is a member of FINRA and MSRB.

•

Knight Libertas Holdings LLC (formerly known as Libertas Holdings LLC) and its subsidiaries (collectively, “Knight Libertas”) provide trade execution services and investment research across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, federal agency securities, convertible bonds, hybrid securities, syndicated loans and emerging markets. Knight Libertas also offers capital markets services to companies seeking financing. One Knight Libertas subsidiary is a broker-dealer registered with the SEC and is a member of FINRA and MSRB. Knight Libertas also has a Hong Kong registered broker-dealer that is regulated by the SFC. Knight Libertas was acquired by the Company in July 2008.

•

Knight Clearing Services LLC (“KCS”) is a broker-dealer that has been established to provide settlement and clearance services for the Company’s broker-dealer subsidiaries. KCS is registered with the SEC and is a member of FINRA, Depository Trust Company, the National Securities Clearing Corporation and a registered clearing member of NYSE, Nasdaq, ISE, NSX, CBOE Stock Exchange, Nasdaq OMX, Nasdaq OMX BX and BATS.

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

The Company consolidates all of its wholly-owned subsidiaries as well as any subsidiary in which it has a controlling voting interest or where it is considered to be the primary beneficiary of a variable interest entity. In circumstances where the controlling voting interest model is applicable, a controlling interest is generally indicated by direct or indirect ownership of over fifty percent of the outstanding voting shares of the subsidiary. In circumstances where the variable interest model is applicable, the Company considers various factors to determine whether the Company is the primary beneficiary, which is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both.

Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current period presentation. Such reclassifications had no effect on previously reported Net income. These reclassifications are as follows:

•

Effective January 1, 2009, as required by a new accounting standard, the Company retrospectively recharacterized its presentation and disclosure of minority interests as noncontrolling interests, which are classified as a component of equity on the Consolidated Statements of Financial Condition. The Company recorded a benefit (loss) attributable to noncontrolling interests of $16,000 and ($1.7 million) for the three months ended September 30, 2009 and 2008, respectively, and $0.4 million and ($4.3 million) for the nine months ended September 30, 2009 and 2008, respectively. These noncontrolling interests all

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

related to the Asset Management segment and as such are included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations.

•

The Company reclassified costs related to its soft dollar and commission recapture activity. The Company determined that it was appropriate to report commission revenue associated with these activities net of the associated soft dollar and commission recapture expense, instead of reporting such amounts on a gross basis. This reclassification resulted in a reduction of both the Company’s reported Commissions and fees and Total revenues of approximately $18.8 million and $53.5 million for the three and nine months ended September 30, 2008, respectively.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Market-making, trading and sales activities

Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Such interest expense, which has been netted against interest income on the Consolidated Statements of Operations, was $1.7 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively, and $4.8 million and $6.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market-making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $7.2 million and $3.1 million for the three months ended September 30, 2009 and 2008, respectively, and $16.7 million and $10.1 million for the nine months ended September 30, 2009 and 2008, respectively. Net trading revenue also includes dividend expense of $7.1 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively, and $15.0 million and $8.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company.

Estimated fair value of financial instruments

The Company values its financial instruments using a hierarchy of fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of September 30, 2009, the Company’s Investment in Deephaven Funds as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2008 and September 30, 2009, the Company did not hold any financial instruments that met the definition of Level 3.

The Company elected not to take the option to choose to measure many financial instruments and certain other items at fair value.

Strategic investments

Strategic investments include noncontrolling equity ownership interests and debt instruments held by the Company within its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company within its non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at adjusted cost. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Investments are held at adjusted cost when the Company is not considered to exert significant influence on the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company determines that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impaired value.

Goodwill and intangible assets

The Company tests goodwill and intangible assets with an indefinite useful life for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. The Company amortizes other intangible assets on a straight line basis over their useful lives and tests for recoverability whenever events indicate that the carrying amounts may not be recoverable.

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

Soft dollar and commission recapture expense

Under a commission management program, the Company allows institutional clients to allocate a portion of their gross commissions to pay for research and other services provided by third parties. As the Company acts as an agent in these transactions, it records such expenses on a net basis within Commissions and fees on the Consolidated Statements of Operations.

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

The Company recognizes rent expense under operating leases with fixed rent escalations, lease incentives and free rent periods on a straight-line basis over the lease term beginning on the date the Company takes possession of or controls the use of the space, including during free rent periods.

Lease loss

The Company’s policy is to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sublease income. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002 and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, the Company’s policy is to accrue future costs related to excess capacity using a discounted cash flow analysis.

In the event the Company is able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of subleased property differ from the assumptions used in the calculation of the accrual. In the event that the Company concludes that previously determined excess real estate is needed for the Company’s use, such lease loss accrual will be adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Writedown of assets and lease loss accrual (benefit), net on the Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Stock-based compensation

Stock-based compensation is measured based on the grant date fair value of the awards. These costs are amortized over the requisite service period, which is typically the vesting period.

Expected forfeitures are considered in determining stock-based employee compensation expense. For all periods presented, the Company recorded a benefit for expected forfeitures on all outstanding stock-based awards. The benefit recorded did not have a material impact on the results of operations in any of the periods presented.

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

Subsequent Events

The Company evaluated all activities through November 6, 2009, the filing date of this Form 10-Q, and concluded that no subsequent events have occurred that would require recognition or disclosure in the accompanying Consolidated Financial Statements.

Recently Issued Accounting Standards Updates

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification (the “Codification”). The Codification became the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP to the Company. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Take Force Abstracts; instead the FASB will issue Accounting Standards Updates. The issuance of the Codification does not change GAAP and was effective for reporting periods ending after September 15, 2009. The implementation of the Codification did not have any impact on the Company’s Consolidated Financial Statements.

Since July 1, 2009, no Accounting Standards Updates were issued that are expected to have a significant effect on the Company’s Consolidated Financial Statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

3.	Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2009	Level 1	Level 2	Level 3	Total
Assets
Securities owned, held at clearing brokers, at fair value:
Equities(1)	$964.0	$-	$-	$964.0
Corporate debt	21.7	-	-	21.7
U.S. government obligations	7.6	-	-	7.6
Listed equity options	4.0	-	-	4.0
Investment in Deephaven Funds	-	16.8	-	16.8
Deferred compensation investments(2)	-	45.0	-	45.0

Total fair value of financial instrument assets	$997.2	$61.8	$-	$1,059.0

Liabilites
Securities sold, not yet purchased, at fair value:
Equities(1)	$733.5	$-	$-	$733.5
U.S. government obligations	2.5	-	-	2.5
Listed equity options	0.8	-	-	0.8
Corporate debt	0.3	-	-	0.3

Total fair value of financial instrument liabilities	$737.1	$-	$-	$737.1

(1)	Equities of $222.1 million have been netted by their respective long and short positions as of September 30, 2009.
(2)	Amount excludes $14.6 million of Level 2 assets which were recorded as part of Assets within discontinued operations at September 30, 2009.
*	Totals may not add due to rounding.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2008	Level 1	Level 2	Level 3	Total
Assets
Securities owned, held at clearing brokers, at fair value:
Equities(1)	$469.4	$-	$-	$469.4
U.S. government obligations	6.7	-	-	6.7
Investment in Deephaven Funds	-	47.2	-	47.2
Strategic investment	-	27.9	-	27.9
Deferred compensation investments(2)	-	41.6	-	41.6

Total fair value of financial instrument assets	$476.1	$116.7	$-	$592.8

Liabilites
Securities sold, not yet purchased, at fair value:
Equities(1)	$385.0	$-	$-	$385.0

Total fair value of financial instrument liabilities	$385.0	$-	$-	$385.0

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1)	Equities of $93.8 million have been netted by their respective long and short positions as of December 31, 2008.
(2)	Amount excludes $31.1 million of Level 2 assets which were recorded as part of Assets within discontinued operations at December 31, 2008.
*	Totals may not add due to rounding.

As of September 30, 2009, the Company held 11,030 long listed equity option contracts with a gross fair value of $4.0 million and 6,716 short listed equity option contracts with a gross fair value of $0.8 million which are included on the Consolidated Statements of Financial Condition within Securities owned, held at clearing brokers, at fair value and Securities sold, not yet purchased, at fair value, respectively. These positions are not considered hedging instruments under GAAP since they are used for trading activities. For the three and nine months ended September 30, 2009, pre-tax losses of $2.6 million and $8.6 million, respectively, pertaining to the listed equity option contracts, were recorded within Net trading revenue on the Consolidated Statements of Operations.

4.	Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	September 30, 2009	December 31, 2008
Receivable:
Clearing brokers and other	$493.0	$281.9
Securities failed to deliver	65.5	47.6
Deposits for securities borrowed	145.8	11.8

	$704.2	$341.4

Payable:
Clearing brokers and other	$327.2	$65.5
Securities failed to receive	71.1	32.6
Deposits for securities loaned	81.1	-

	$479.4	$98.1

*	Totals may not add due to rounding.

5.	Investment in Deephaven Funds

The Company’s corporate investment in the Deephaven Funds is carried at fair value, as disclosed in Footnote 3 “Fair Value of Financial Instruments”. The Company had corporate investments as a limited partner or non-managing member of $16.8 million and $47.2 million at September 30, 2009 and December 31, 2008, respectively. Deferred compensation investments on the Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008 included $2.1 million and $4.8 million, respectively, of investments as a limited partner or non-managing member in the Deephaven Funds related to employee and director deferred compensation plans. Excluded from Deferred compensation investments are $14.6 million and $31.1 million of investments as a limited

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

partner or non-managing member in the Deephaven Funds which are included as part of Assets within discontinued operations at September 30, 2009 and December 31, 2008, respectively.

Included in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations are the results from the Company’s corporate investments as a limited partner or non-managing member in the Deephaven Funds. These results were a gain of $1.1 million and a loss of $8.5 million for the three months ended September 30, 2009 and 2008, respectively, and losses of $1.8 million and $13.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Through March 31, 2009, Deephaven was the registered investment adviser to, and sponsor of, the Deephaven Funds. Since April 1, 2009, the Deephaven Funds have been managed by Stark. See Footnote 12 “Discontinued Operations” for further discussion on the winddown of Deephaven and the sale of substantially all of its assets.

6.	Strategic Investments

Strategic investments of $62.8 million at September 30, 2009 consisted of $55.2 million in nine limited liability companies, limited partnerships and a corporation accounted for under the equity method, $0.3 million in common stock of two private companies representing less than 20% equity ownership, which are held at cost and $7.4 million in five debt instruments, which are held at adjusted cost. Included in the $55.2 million at September 30, 2009 is a $39.9 million equity investment in Direct Edge ECN. During the three months ended September 30, 2009, the Company liquidated its $27.7 million short-term investment in an investment fund. See Footnote 2 “Significant Accounting Policies” for a discussion of the valuation of strategic investments.

Strategic investments of $83.7 million at December 31, 2008 consisted of a $27.9 million short-term investment in a liquid investment fund carried at fair value, $49.8 million in seven limited liability companies, limited partnerships and a corporation accounted for under the equity method, $1.0 million in common stock of two private companies representing less than 20% equity ownership which are held at adjusted cost, and $5.0 million in three debt instruments, which are held at adjusted cost. Included in the $49.8 million at December 31, 2008 is a $33.7 million equity investment in Direct Edge ECN.

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. During the second quarter of 2009, the Company tested for the impairment of goodwill and intangible assets with indefinite lives and concluded that there was no impairment. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarter of 2009, the Company discontinued the use of the Donaldson trade name and wrote off the remaining book value of $2.4 million. No other events occurred during the three and nine months ended September 30, 2009 and 2008 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The goodwill balance of $265.5 million and $232.2 million at September 30, 2009 and December 31, 2008, respectively, relates to the Global Markets segment and primarily represents the Company’s purchases of the businesses now operating as Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. Goodwill increased by $33.3 million during the three and nine months ended September 30, 2009 as a result of Knight Libertas achieving its first year performance target in accordance with the earn-out provisions in the acquisition documents. As such, the Company is required to issue $33.3 million in Knight unregistered common stock, as described in Footnote 16, “Acquisitions.”

The Company had intangible assets, net of accumulated amortization, of $80.0 million and $90.5 million at September 30, 2009 and December 31, 2008, respectively, all of which are included within the Global Markets segment. Intangible assets decreased by $10.5 million during the nine months ended September 30, 2009 due to amortization expense and the writedown of the Donaldson trade name. Intangible assets primarily represent client relationships and are being amortized over their remaining useful lives, the majority of which have been determined to range from four to 24 years. The weighted average for all intangible assets with a definite life is approximately 11 years as of September 30, 2009 and 12 years as of December 31, 2008.

The Company recorded amortization expense related to its intangible assets of $2.7 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively, and $8.1 million and $6.5 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the estimated amortization expense relating to the intangible assets for each of the next five years approximates $2.6 million for the remainder of 2009, $10.5 million in 2010, $10.3 million in 2011, $10.0 million in 2012 and $8.5 million in 2013.

The chart below summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of September 30, 2009 and December 31, 2008 (in millions):

Goodwill	September 30, 2009	December 31, 2008
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	43.8	43.8
Purchase of Hotspot business	55.7	55.7
Purchase of Knight BondPoint business	14.2	14.2
Purchase of EdgeTrade business	51.7	51.7
Purchase of Libertas business	81.0	47.6

Total	$265.5	$232.2

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Intangible Assets		September 30, 2009	December 31, 2008
Customer relationships (1)	Gross carrying amount	$84.8	$84.8
	Accumulated amortization	(21.5)	(15.4)

	Net carrying amount	63.2	69.4

Trade names (2)	Gross carrying amount	8.8	11.7
	Accumulated amortization	(1.2)	(1.3)

	Net carrying amount	7.6	10.4

Other (3)	Gross carrying amount	16.1	16.1
	Accumulated amortization	(6.9)	(5.4)

	Net carrying amount	9.1	10.7

Total	Gross carrying amount	109.6	112.5
	Accumulated amortization	(29.7)	(22.1)

	Net carrying amount	$80.0	$90.5

(1) -	Customer relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade and Libertas acquisitions. The weighted average remaining life is approximately 11 years as of September 30, 2009 and 12 years as of December 31, 2008. Lives may be reduced depending upon actual retention rates.
(2) -	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Libertas. The weighted average remaining life is approximately 16 years as of September 30, 2009 and 19 years as of December 31, 2008. During 2009, the “Donaldson” trade name with an unamortized cost of $2.4 million was written off. During 2008, the “Direct Trading Institutional” trade name with an unamortized cost of $2.5 million was written off.
(3) -Other	includes technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately five years as of September 30, 2009 and six years as of December 31, 2008.
*	Totals may not add due to rounding.

8.	Long Term Debt

On October 9, 2007, the Company entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks led by JPMorgan Chase Bank, N.A. (“JPM”). The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. The proceeds of the credit facilities have been used to finance share repurchases, finance selective acquisitions and for general corporate purposes. These credit facilities are repayable in full on October 3, 2010. Interest on the credit facilities is paid quarterly. As of September 30, 2009, $140.0 million was outstanding under the Credit Agreement.

Under the terms of the Credit Agreement, the Company has the option to choose an interest rate based on either the JPM Prime Rate or the LIBOR rate. As of September 30, 2009, the $140.0 million loan facilities bear interest at 1.54% per annum, which is based on the three month LIBOR rate plus 1.25% and will reset at the lower of the JPM Prime Rate or LIBOR rate prevailing in December 2009. Approximately $0.7 million and $1.5 million of interest expense was recorded for the three months

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

ended September 30, 2009 and 2008, respectively, and $2.5 million and $3.3 million was recorded for the nine months ended September 30, 2009 and 2008, respectively.

The Company is charged a commitment fee of 0.3% on any unused portion of the credit facilities. For the three and nine months ended September 30, 2008, the Company recorded commitment fees of approximately $0.1 million, which has been included in Other expenses on the Consolidated Statements of Operations. No commitment fees were recorded during 2009 to date, since the Credit Agreement has been fully drawn.

Under the Credit Agreement, substantially all of the Company’s material subsidiaries, other than its foreign subsidiaries, registered broker-dealer subsidiaries and subsidiaries thereof, guarantee the repayment of loans made pursuant to the credit facilities. Pursuant to the Credit Agreement, the credit facilities have been secured by substantially all of the assets of the Company.

The Credit Agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. It also contains financial covenants tied to the maintenance of financial ratios and metrics. As of September 30, 2009, the Company was in compliance with all covenants under the Credit Agreement.

9.	Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan, the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan and Inducement Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. In addition to overall limitations on the aggregate number of awards that may be awarded under the Stock Plans, the Stock Plans (except for the Inducement Plan) limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of September 30, 2009, the Company has not issued any stock appreciation rights.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

directors in their restricted stock units upon retirement and in certain other circumstances. Restricted awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted awards other than Market Shares based on the fair value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. The Company determines compensation cost for Market Shares based upon the fair value of such awards at date of grant and projected median vesting periods, both of which are based on statistical simulation models. The principal assumptions utilized in valuing Market Shares and determining their median vesting periods include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the award; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) maximum life – based upon the maximum contractual life of the award. Based upon the results of this model, the weighted-average fair value and median vesting period of Market Shares granted during the nine months ended September 30, 2009 were $9.65 per share and 1.7 years, respectively. There were no Market Shares granted for the nine months ended September 30, 2008.

The Company recorded compensation expense from continuing operations of $10.9 million and $4.9 million for the three months ended September 30, 2009 and 2008, respectively, and $34.2 million and $18.8 million for the nine months ended September 30, 2009 and 2008, respectively, relating to restricted awards, the majority of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to restricted awards was $4.4 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively, and $13.7 million and $7.5 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes restricted awards activity during the nine months ended September 30, 2009 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	3,248.4	$16.95	782.6	$13.90
Granted	502.2	16.76	2,957.0	16.04
Vested	(1,212.7)	16.22	-	-
Forfeited	(47.0)	17.01	(12.1)	18.43

Outstanding at September 30, 2009	2,490.9	$17.27	3,727.4	$15.58

There is $61.5 million of unamortized compensation related to the unvested restricted awards outstanding at September 30, 2009. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 1.3 years.

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Stock Plans define as the average of the high and low sales

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. There were no options granted for the three months ended September 30, 2009 and 2008. Based on the results of the model, the weighted-average fair value of the stock options granted during the nine months ended September 30, 2009 and 2008 was $5.43 and $5.47 per option, respectively.

The Company recorded compensation expense of $0.4 million and $0.8 million, for the three months ended September 30, 2009 and 2008, respectively, and $1.8 million and $2.6 million, for the nine months ended September 30, 2009 and 2008, respectively, relating to stock options, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to stock options was $0.2 million and $0.3 million, for the three months ended September 30, 2009 and 2008, respectively, and $0.7 million and $1.1 million, for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2009 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	4,748.3	$13.32
Granted at market value	35.0	16.83
Exercised	(1,005.8)	10.21
Forfeited or expired	(221.0)	32.05

Outstanding at September 30, 2009	3,556.6	$13.07

Vested at September 30, 2009	3,536.8	$13.05

Available for future grants at September 30, 2009*	7,612.6

*	Represents both options and restricted awards available for grant

There is $1.1 million of unrecognized compensation related to unvested stock options outstanding at September 30, 2009. The cost of these unvested awards is expected to be recognized over a weighted average life of one year.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

10.	Writedown of Assets and Lease Loss Accrual (Benefit), Net

The Writedown of assets and lease loss accrual (benefit), net was a benefit of $10.0 million for the nine months ended September 30, 2009. There were no writedown or lease loss charges for the three months ended September 30, 2009. In June 2009, the Company recorded a benefit of $13.1 million related to a reversal of a previously recognized lease loss with respect to the Company’s 545 Washington Boulevard office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out this space and therefore recorded a benefit related to the reversal of such previously recorded lease loss.

Also included in Writedown of assets and lease loss accrual (benefit), net for the nine months ended September 30, 2009 is a charge of $2.4 million related to the Company’s decision to discontinue the use of the Donaldson trade name and the writedown of $699,000 of capitalized software resulting from the sale of Hotspot’s retail customer accounts, which was recorded in the first quarter of 2009.

The Writedown of assets and lease loss accrual (benefit), net during the three months ended September 30, 2008 was $2.5 million, due to the Company’s decision to discontinue the use of the Direct Trading Institutional trade name. The Writedown of assets and lease loss accrual (benefit), net for the nine months ended September 30, 2008 was $0.6 million, primarily due to the Direct Trading Institutional trade name writedown, offset by a $1.9 million benefit related to an adjustment of previously recognized lease loss with respect to the Company’s 545 Washington Boulevard property in Jersey City, N.J. During the second quarter 2008, the Company entered into sublease agreements for portions of the premises for which it had previously recorded a lease loss accrual. The lease loss accrual adjustment of $1.9 million was based on the difference between the actual terms of the sublease and the assumptions previously used in the calculation of the lease loss accrual.

11.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company files separate company income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	4.2%	6.0%	5.4%	5.8%
Nondeductible charges and other, net	-0.5%	-0.1%	0.0%	0.1%

Actual income tax rate	38.7%	40.9%	40.4%	40.9%

At September 30, 2009, the Company had $0.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

As of September 30, 2009, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2008, and to non-U.S. income tax examinations for the tax years 2002 through 2008. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2000 through 2008. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

It is the Company’s policy to record interest and penalties associated with tax audits as a component of Income from continuing operations before income taxes. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest expense or Interest, net, respectively, on the Consolidated Statements of Operations.

12.	Discontinued Operations

On January 27, 2009, Deephaven announced that it entered into an Asset Purchase Agreement (“Purchase Agreement”) along with Stark, Deephaven Partners, the Company and each of the Deephaven Managers, pursuant to which Deephaven agreed to sell substantially all of its assets to Stark, and Stark agreed to assume certain limited liabilities of Deephaven.

On March 31, 2009, Deephaven completed the sale of substantially all of its assets to Stark, and Stark assumed certain limited liabilities of Deephaven and has been assigned the role of investment manager, managing member and general partner of the Deephaven Funds for which Deephaven previously served as investment advisor. Deephaven no longer manages the Deephaven Funds effective March 31, 2009 and as of that date no longer has any cash flows related to asset management fees and no significant continuing involvement in the asset management business. As such, Deephaven has been classified as a discontinued operation effective March 31, 2009.

Consideration for the sale is based on a formulaic purchase price based on the extent of Deephaven Global Multi-Strategy Fund (“GMS Fund”) assets that investors elect to have Stark manage on an ongoing basis, and the investment return of such transferred assets over a two-year period following the closing of the transaction. It is currently expected that the purchase price from the transaction will be minimal.

The revenues and results of operations of the Discontinued Operations for the three and nine months ended September 30, 2009 and 2008 are summarized as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues	$0.2	$4.7	$3.5	$34.4

Pre-tax loss from discontinued operations (1)	$(1.9)	$(7.7)	$(51.8)	$(19.8)
Income tax benefit	0.7	2.9	17.6	7.6

Loss from discontinued operations, net of tax (1)	$(1.3)	$(4.8)	$(34.2)	$(12.2)

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1)	Includes Noncontrolling interests benefit of $16,000 and $0.4 million for the three and nine months ended September 30, 2009, respectively, and Noncontrolling interests expense of $1.7 million and $4.3 million for the three and nine months ended September 30, 2008, respectively. Also, included in the results for the three and nine months ended September 30, 2009 is a loss of $0.2 million, net of tax relating to the Company’s former Derivative Markets segment.
*	Totals may not add due to rounding.

At September 30, 2009 and December 31, 2008, the assets and liabilities related to Discontinued Operations were as follows (in millions):

	September 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$1.5	$23.7
Deferred compensation assets	14.6	31.1
Other assets	0.4	30.2

Total assets	$16.6	$84.9

Liabilities:
Accrued compensation expense	$13.4	$44.6
Accrued expenses and other liabilities (1)	4.1	19.4

Total liabilities	$17.5	$64.0

(1)	Included in Accrued expenses and other liabilities is $0.8 million and $10.9 million at September 30, 2009 and December 31, 2008, respectively, which are payables to the Company and presented on the Consolidated Statements of Financial Condition within Other assets.
*	Totals may not add due to rounding.

13.	Earnings per Share

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008 (in millions, except per share data):

	For the three months ended September 30,
	2009		2008
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$29.2	89.3	$36.3	87.6
Effect of dilutive stock based awards	-	4.7	-	2.5

Income and shares used in diluted calculations	$29.2	94.0	$36.3	90.1

Basic earnings per share		$0.33		$0.41

Diluted earnings per share		$0.31		$0.40

	For the nine months ended September 30,
	2009		2008
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$74.1	88.9	$98.2	89.2
Effect of dilutive stock based awards	-	4.6	-	2.9

Income and shares used in diluted calculations	$74.1	93.5	$98.2	92.1

Basic earnings per share		$0.83		$1.10

Diluted earnings per share		$0.79		$1.07

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 0.1 million and 1.4 million for the three months ended September 30, 2009 and 2008, respectively, and 0.7 million and 1.3 million for the nine months ended September 30, 2009 and 2008, respectively.

14.	Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three or nine months ended September 30, 2009 and 2008.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $3.6 million and $3.3 million for the three months ended September 30, 2009 and 2008, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the nine months ended September 30, 2009 and 2008, rental expense from continuing operations under the office leases was $10.0 million and $8.2 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of September 30, 2009, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Three months ending December 31, 2009	4.5	0.3	4.2	13.3
Year ending December 31, 2010	17.5	0.9	16.6	12.6
Year ending December 31, 2011	17.8	0.9	16.9	8.0
Year ending December 31, 2012	18.3	1.0	17.3	3.8
Year ending December 31, 2013	16.7	1.1	15.7	-
Thereafter through April 30, 2022	110.5	4.9	105.6	-

	$185.4	$9.2	$176.3	$37.7

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of September 30, 2009, the Company has provided a letter of credit for $3.2 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. The Company also has provided in the ordinary course of business unsecured guarantees to guarantee the obligations of certain of its trading subsidiaries and leases.

During the normal course of business, the Company may enter into certain futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts. As of September 30, 2009, the Company was a party to futures contracts having a notional value of $210.9 million. The fair value of $3.2 million is recorded in Receivable from brokers and dealers on the Consolidated Statements of Financial Condition, net of cash collateral, with realized and unrealized gains and losses recognized in Net trading revenue on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

16.	Acquisitions

EdgeTrade

On January 14, 2008, the Company completed the acquisition of EdgeTrade Inc. (“EdgeTrade”), an agency-only trade execution and algorithmic software firm, for $58.2 million, comprising $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $69.0 million. None of the goodwill from this transaction is expected to be deductible for income tax purposes. In August 2008, the business of EdgeTrade was merged into Knight Direct. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$59.5
Adjustment for working capital	(2.0)

Adjusted purchase price	57.5
Acquisition costs	0.7

Purchase of business	$58.2

Cash	$1.0
Goodwill	51.7
Intangible assets	17.3
Other assets	3.9
Accrued expenses and other liabilities	(15.7)

Purchase of business	$58.2

Knight Libertas

On July 11, 2008, the Company acquired Libertas Holdings LLC and its subsidiaries, a boutique institutional fixed income brokerage firm, for $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the agreement include a potential earn-out to the sellers of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Libertas during the three-year period following the closing of the transaction. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $73.8 million. The majority of goodwill from this transaction is expected to be deductible for income tax purposes.

In the third quarter of 2009, Knight Libertas achieved its first year performance target which entitled the sellers to receive $33.3 million of the aforementioned earn-out in 1.6 million shares of unregistered Knight common stock, of which 50% of such shares will be issued in July 2010 and the remaining 50% will be issued in July 2011. The Company recorded this $33.3 million earn-out as an increase in Goodwill and Additional paid-in-capital on the Consolidated Statements of Financial Condition.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Upon acquisition, Libertas Holdings LLC was renamed Knight Libertas Holdings LLC and its U.S. broker-dealer subsidiary was renamed Knight Libertas LLC. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$75.2
Year 1 earn-out	33.3
Adjustment for working capital	(0.7)

Adjusted purchase price	107.8
Acquisition costs	0.8

Purchase of business	$108.6

Cash	$1.3
Goodwill	81.0
Intangible assets	26.2
Other assets	5.5
Accrued expenses and other liabilities	(5.3)

Purchase of business	$108.6

17.	Business Segments

The Company has two operating business segments within its continuing operations, Global Markets and Corporate. The Global Markets segment provides market access and trade execution services in global equities and fixed income as well as foreign exchange, futures and options. The Corporate segment includes investment income earned on strategic investments and the Company’s corporate investment in the Deephaven Funds and corporate overhead expenses. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized below (in millions):

	Global Markets	Corporate	Continuing Operations
For the three months ended September 30, 2009:
Revenues	$295.2	$4.7	$299.9
Pre-tax earnings	58.5	(8.8)	49.8
Total assets (1)	2,698.7	105.2	2,803.9

For the three months ended September 30, 2008:
Revenues	$250.1	$(9.3)	$240.8
Pre-tax earnings	88.3	(18.8)	69.6
Total assets (1)	1,787.9	86.4	1,874.3

For the nine months ended September 30, 2009:
Revenues	$855.7	$3.5	$859.2
Pre-tax earnings	218.4	(36.7)	181.7
Total assets (1)	2,698.7	105.2	2,803.9

For the nine months ended September 30, 2008:
Revenues	$637.9	$(13.3)	$624.6
Pre-tax earnings	231.7	(44.9)	186.8
Total assets (1)	1,787.9	86.4	1,874.3

(1)	Total assets do not include Assets within discontinued operations of $16.6 million and $93.7 million at September 30, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, and “Legal Proceedings” in Part II, Item 1, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the costs, integration, performance and operation of the businesses recently acquired, or that may be acquired in the future, by the Company, and risks related to the costs and expenses associated with the Company’s exit from the Asset Management business. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

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

•

Global Markets – Our Global Markets business provides market access and trade execution services in global equities and fixed income as well as foreign exchange, futures and options. Our approach to trading combines deep liquidity with robust trading technology and capital facilitation to deliver high quality trade executions consistent with client-defined measures.

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

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations by segment and on a consolidated basis (in millions):

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Global Markets
Revenues	$295.2	$250.1	$855.7	$637.9
Expenses	236.7	161.8	637.3	406.2

Pre-tax earnings	58.5	88.3	218.4	231.7

Corporate
Revenues	4.7	(9.3)	3.5	(13.3)
Expenses	13.5	9.4	40.2	31.6

Pre-tax (loss)	(8.8)	(18.8)	(36.7)	(44.9)

Consolidated
Revenues	299.9	240.8	859.2	624.6
Expenses	250.2	171.2	677.5	437.8

Pre-tax earnings	$49.8	$69.6	$181.7	$186.8

Totals may not add due to rounding.

Consolidated Revenues for the three months ended September 30, 2009 increased $59.2 million, or 24.6%, from the same period a year ago, while Consolidated Expenses increased $79.0 million, or 46.1%. Consolidated Pre-tax earnings from continuing operations for the three months ended September 30, 2009 decreased $19.8 million, or 28.5%, from the same period a year ago.

Consolidated Revenues for the nine months ended September 30, 2009 increased $234.6 million, or 37.6%, from the same period a year ago, while Consolidated Expenses increased $239.7 million, or 54.8%. Consolidated Pre-tax earnings from continuing operations for the nine months ended September 30, 2009 decreased $5.1 million, or 2.7%, from the same period a year ago.

The changes in our Pre-tax earnings from continuing operations by segment from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 are summarized as follows:

•

Global Markets – Our Pre-tax earnings from Global Markets for the three months ended September 30, 2009 decreased by $29.8 million, or 33.7%, from the comparable period in 2008. Our Pre-tax earnings from Global Markets for the nine months ended September 30, 2009 decreased by $13.3 million, or 5.8%, from the comparable period in 2008. These decreases are primarily due to increased transaction costs principally driven by higher share volume, lower revenue capture, increased compensation due to additional headcount and the shift in our business mix, and additional costs in 2009 associated with our investments for future growth, both domestically and internationally. These factors were partially offset by higher equity volumes, earnings from Knight Libertas, which was acquired during the third quarter of 2008, and a lease loss benefit.

•

Corporate – Our Pre-tax loss from our Corporate segment for the three months ended September 30, 2009 improved by $10.0 million from the comparable period in 2008. Our Pre-tax loss from our Corporate segment for the nine months ended September 30, 2009 improved by $8.2 million from the comparable period in 2008. These improvements were primarily due to an increase in the returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition of our order flow and profile; volatility in the securities markets; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our quantitative market-making and program trading portfolios; the performance of our high velocity algorithmic principal trading models; the performance of our international operations; costs associated with our international expansion and domestic growth; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow, excecution quality and clearing, execution and regulatory transaction costs; the addition or loss of executive management, sales, electronic and voice trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters or proceedings; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

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

Global economic conditions improved during the quarter ended September 30, 2009. Volatility levels across fixed income and equity markets declined and credit spreads tightened during the quarter. Despite the slight improvements in economic conditions, there are still concerns about the outlook for global growth, inflation and declining asset values.

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

•

Over the past several years several exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (“ATS”) and electronic communication networks (“ECN”) and compete within the OTC and listed trading venues. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, dark liquidity pools, high frequency trading firms, and market making firms competing for retail and institutional order flow. Further, many broker-dealers are offering their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•

There has been continued scrutiny of market-makers, specialists and hedge funds by the regulatory and legislative authorities. New legislation or new or modified regulations and rules could occur in the future and could materially impact the Company’s revenues and profitability. Members of Congress have raised various concerns about the regulatory structure of the U.S. capital markets and have asked the SEC to take a close look at the regulatory structure and make the changes necessary to insure the rule framework governing the U.S. capital markets is comprehensive and complete. The SEC has stated that it will carefully review, and propose rules where necessary, a variety of marketplace trading issues – including, but not limited to: high frequency trading, indications of interest, various forms of off-exchange trading, dark liquidity pools, post-trade attribution, co-location, and sponsored access. In addition, the SEC recently filed proposed rules dealing with short sales and flash orders which have not been finalized and are currently out for public comment. The short sale proposals could make it more difficult for market makers to sell stock short. Any legislative or regulatory action, including, but not limited to, new laws, rules or regulations in these or other areas could, depending on their form and scope, adversely impact trading volumes and profitability.

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

•

During 2009, there have been increased volumes in lower-priced stocks, driven by the decline in overall stock prices. As market volume, in general, is not predictable, an increase in retail volume in stocks with lower share prices may decrease the profit potential of trading these shares, while, at the same time, increase trade- or share-based transaction costs, thus lowering overall profitability.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from Global Markets.

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity and fixed income transaction volumes with institutional clients, changes in commission rates, the growth of Knight Libertas, Knight Direct, Hotspot and Knight BondPoint and the level of our soft dollar and commission recapture activity.

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

Interest income is earned from our cash held at banks and cash held in trading accounts at clearing brokers. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and clearing brokers and our level of securities positions in which we are long compared to our securities positions in which we are short.

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

Expenses

Employee compensation and benefits expense, our largest expense, primarily consists of salaries and wages paid to all employees and profitability-based compensation, which includes compensation paid to sales personnel, incentive compensation paid to all other employees based on our profitability and changes in value of certain deferred compensation investments. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues and business mix, profitability and the number of employees. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.

Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities transactions, transaction fees paid to Nasdaq and other exchanges and regulatory bodies, and execution fees paid to third parties, primarily for executing trades on the New York Stock Exchange (“NYSE”) and other exchanges, and for executing orders through ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, changes in execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies.

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

Three Months Ended September 30, 2009 and 2008

Continuing Operations

Revenues

Global Markets

	For the three months ended September 30,		Change	% of Change
	2009	2008
Commissions and fees (millions)	$177.0	$132.3	$44.7	33.8%
Net trading revenue (millions)	119.6	116.8	2.8	2.4%
Interest, net (millions)	(1.8)	0.9	(2.6)	-305.2%
Investment income and other, net (millions)	0.3	0.1	0.2	195.4%

Total Revenues from Global Markets (millions)	$295.2	$250.1	$45.1	18.0%

Average daily U.S. equity dollar value traded ($ billions)	24.2	20.0	4.2	20.9%
Average daily U.S. equity trades (thousands)	3,947.2	2,581.6	1,365.5	52.9%
Listed and Nasdaq equity shares traded (billions)	89.9	52.1	37.8	72.4%
OTC Bulletin Board and Pink Sheet shares traded (billions)	755.5	264.8	490.7	185.3%
Average revenue capture per U.S. equity dollar value traded (bps)	1.2	1.5	(0.3)	-22.7%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 18.0% to $295.2 million for the three months ended September 30, 2009, from $250.1 million for the comparable period in 2008. Revenues for the three months ended September 30, 2009, were positively impacted by the growth of Knight Libertas and higher volumes offset, in part, by lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.2 basis points (“bps”) for the third quarter of 2009, down 22.7% from the third quarter of 2008. The primary drivers for the decrease in revenue capture were the profile of our order flow which included a greater percentage of volumes derived from low-priced Nasdaq and Listed stocks, heightened competition, ongoing investments in price improvement and execution quality, and lower volatility. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Domestic Equity Trading Revenues”) divided by the total dollar value of the related equity transactions. Domestic

Equity Trading Revenues were $180.8 million and $191.9 million for the three months ended September 30, 2009 and 2008, respectively. Domestic Equity Trading Revenues do not include revenues from KCEL, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas.

Corporate

	For the three months ended September 30,		Change	% of Change
	2009	2008
Total Revenues from Corporate (millions)	$4.7	$(9.3)	$14.1	NM

Average corporate investment balance in the Deephaven Funds (millions)	$22.4	$68.7	$(46.4)	-67.5%

NM – Not meaningful

Total revenues from the Corporate segment, which primarily represent our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds, gains or losses associated with deferred compensation investments related to certain employees and directors and other strategic investments, increased to $4.7 million for the three months ended September 30, 2009, from a loss of $9.3 million for the comparable period in 2008. Income from our corporate investment in the Deephaven Funds increased to a gain of $1.1 million for the three months ended September 30, 2009, from a loss of $8.5 million for the comparable period in 2008. The decrease in the average corporate investment in the Deephaven Funds is primarily a result of distributions of $30.0 million as well as losses on our corporate investments since September 30, 2008.

Expenses

Employee compensation and benefits expense increased to $139.3 million for the three months ended September 30, 2009, from $94.3 million for the comparable period in 2008. As a percentage of total revenue, Employee compensation and benefits increased to 46.5% for the three months ended September 30, 2009, from 39.2% for the comparable period in 2008. The increase on a dollar basis and as a percentage of total revenues was primarily due to a shift in the mix of our business in the current quarter, with a greater contribution from our voice-related businesses, including Knight Libertas, and increased headcount. The number of full time employees from continuing operations increased to 1,098 at September 30, 2009, from 877 at September 30, 2008, primarily due to the growth and expansion in our Global Markets business. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 86.4% to $50.4 million for the three months ended September 30, 2009, from $27.1 million for the comparable period in 2008, primarily due to greater trade and share volumes along with higher regulatory fees due to higher rates enacted in the second quarter of 2009. As a percentage of total revenue, Execution and clearance fees increased to 16.8% for the three months ended September 30, 2009, from 11.2% for the comparable period in 2008. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $17.7 million for the three months ended September 30, 2009, from $10.1 million for the comparable period in 2008. As a percentage of total revenue, Payments for order flow increased to 5.9% for the three months ended September 30, 2009, from 4.2% for the comparable period in 2008. This expense increased primarily due to the increase in shares traded specifically in low-priced Nasdaq and Listed shares, increased profitability-based rebates paid to broker-dealer clients and heightened competition.

Writedown of assets and lease loss accrual (benefit), net was $2.5 million for the three months ended September 30, 2008, due to the Company’s decision to discontinue the use of the Direct Trading Institutional trade name. There was no writedown of assets and lease loss accrual for the three months ended September 30, 2009.

All other expenses increased by 14.5%, or $5.4 million, to $42.7 million for the three months ended September 30, 2009 from $37.3 million for the comparable period in 2008. Communications and data processing expense increased primarily due to higher market data and connectivity expenses related to the growth within our Global Markets segment. Depreciation and amortization expense increased primarily due to fixed asset purchases and greater capitalized software development costs. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts. Professional fees decreased due to lower consulting and legal expenses, which have fluctuated based on the activity relating to our various legal proceedings. Other expenses increased due to higher employment fees and other administrative expenses.

Our effective tax rates from continuing operations of 38.7% and 40.9% for the three months ended September 30, 2009 and 2008, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Nine Months Ended September 30, 2009 and 2008

Continuing Operations

Revenues

Global Markets

	For the nine months ended September 30,		Change	% of Change
	2009	2008
Commissions and fees (millions)	$503.5	$325.1	$178.5	54.9%
Net trading revenue (millions)	354.5	303.8	50.7	16.7%
Interest, net (millions)	(4.1)	4.0	(8.0)	-201.8%
Investment income and other, net (millions)	1.7	5.1	(3.3)	-65.5%

Total Revenues from Global Markets (millions)	$855.7	$637.9	$217.8	34.1%

Average daily U.S. equity dollar value traded ($ billions)	22.4	18.0	4.4	24.4%
Average daily U.S. equity trades (thousands)	3,994.6	2,066.0	1,928.6	93.4%
Listed and Nasdaq equity shares traded (billions)	269.3	120.6	148.7	123.3%
OTC Bulletin Board and Pink Sheet shares traded (billions)	1,462.5	636.0	826.5	130.0%
Average revenue capture per U.S. equity dollar value traded (bps)	1.4	1.4	(0.1)	-6.1%

Total revenues from the Global Markets segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 34.1% to $855.7 million for the nine months ended September 30, 2009, from $637.9 million for the comparable period in 2008. Revenues for the nine months ended September 30, 2009, were positively impacted by Knight

Libertas, which was acquired in the third quarter of 2008, higher volumes and improved results from additional strategies deployed through our quantitative market-making and high velocity algorithmic principal trading strategies offset, in part, by slightly lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.4 basis points (“bps”) for the nine months ended September 30, 2009, down 6.1% from the comparable period in 2008. The primary drivers for the decrease in revenue capture were the profile of our order flow which included a greater percentage of volumes derived from low-priced Nasdaq and Listed stocks, heightened competition, ongoing investments in price improvement and execution quality, and lower volatility. Domestic Equity Trading Revenues were $572.7 million and $491.8 million for the nine months ended September 30, 2009 and 2008, respectively. Domestic Equity Trading Revenues do not include revenues from KCEL, Knight Direct, Hotspot, Knight BondPoint and Knight Libertas.

Corporate

	For the nine months ended September 30,		Change	% of Change
	2009	2008
Total Revenues from Corporate (millions)	$3.5	$(13.3)	$16.8	NM

Average corporate investment balance in the Deephaven Funds (millions)	$30.3	$74.4	$(44.0)	-59.2%

NM – Not meaningful

Total revenues from the Corporate segment, which primarily represent our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds, gains or losses associated with deferred compensation investments related to certain employees and directors and other strategic investments, increased to a gain of $3.5 million for the nine months ended September 30, 2009, from a loss of $13.3 million for the comparable period in 2008. Income from our corporate investment in the Deephaven Funds increased to a loss of $1.8 million for the nine months ended September 30, 2009, from a loss of $13.5 million for the comparable period in 2008. The decrease in the average corporate investment in the Deephaven Funds is primarily a result of distributions of $30.0 million as well as losses on our corporate investments since September 30, 2008.

Expenses

Employee compensation and benefits expense increased 63.8% to $384.1 million for the nine months ended September 30, 2009, from $234.5 million for the comparable period in 2008. As a percentage of total revenue, Employee compensation and benefits increased to 44.7% for the nine months ended September 30, 2009, from 37.5% for the comparable period in 2008. The increase on a dollar basis and as a percentage of total revenues was primarily due to new business initiatives, the acquisition of Knight Libertas in the third quarter of 2008 and increased headcount. The number of full time employees from continuing operations increased to 1,098 at September 30, 2009, from 877 at September 30, 2008, primarily due to the growth and expansion in our Global Markets business. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 60.2% to $122.0 million for the nine months ended September 30, 2009, from $76.1 million for the comparable period in 2008, primarily due to greater trade and share volumes along with higher regulatory fees due to higher rates enacted in the second quarter of 2009. As a percentage of total revenue, Execution and clearance fees increased to 14.2%

for the nine months ended September 30, 2009, from 12.2% for the comparable period in 2008. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $57.8 million for the nine months ended September 30, 2009, from $27.3 million for the comparable period in 2008. As a percentage of total revenue, Payments for order flow increased to 6.7% for the nine months ended September 30, 2009, from 4.4% for the comparable period in 2008. This expense increased primarily due to the increase in shares traded specifically in low-priced Nasdaq and Listed shares, increased profitability-based rebates paid to broker-dealer clients and heightened competition.

Writedown of assets and lease loss accrual (benefit), net was a benefit of $10.0 million for the nine months ended September 30, 2009, primarily due to a lease loss reversal taken during the second quarter of 2009 with respect to our office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out and occupy the excess office space and therefore recorded a benefit related to the reversal of such previously recorded lease loss. Also included in Writedown of assets and lease loss accrual (benefit), net is a charge of $2.4 million related to our decision to discontinue the use of the Donaldson trade name and the writedown of $699,000 of capitalized software resulting from the sale of Hotspot’s retail customer accounts.

All other expenses increased by $24.4 million to $123.6 million for the nine months ended September 30, 2009 from $99.2 million for the comparable period in 2008. Communications and data processing expense increased primarily due to higher market data and connectivity expenses within our Global Markets segment, as well as additional costs related to overall growth. Depreciation and amortization expense increased primarily due to fixed asset purchases, greater capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts. Professional fees decreased due to lower consulting and legal expenses, which have fluctuated based on the activity relating to our various legal proceedings. Other expenses increased due to higher employment fees and other administrative expenses.

Our effective tax rates from continuing operations of 40.4% and 40.9% for the nine months ended September 30, 2009 and 2008, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

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

On March 31, 2009, Deephaven completed the sale of substantially all of its assets to Stark, and Stark assumed certain limited liabilities of Deephaven and has been assigned the role of investment manager, managing member and general partner for the Deephaven Funds for which Deephaven previously served as investment advisor. Deephaven no longer manages the Deephaven Funds effective March 31, 2009 and as of that date no longer has any cash flows related to asset management fees and no significant continuing involvement in the asset management business. As such, Deephaven has been classified as a discontinued operation effective March 31, 2009.

Consideration for the sale is based on a formulaic purchase price based on the extent of Deephaven Global Multi-Strategy Fund (“GMS Fund”) assets that investors elect to have Stark manage on an ongoing basis, and the investment return of such transferred assets over a two-year period following the closing of the transaction. It is currently expected that the purchase price from the transaction will be minimal.

Loss from discontinued operations, net of tax, was $1.3 million and $4.8 million for the three months ended September 30, 2009 and 2008, respectively, and $34.2 million and $12.2 million for the nine months ended September 30, 2009 and 2008, respectively. See Footnote 12 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of September 30, 2009, we had $2.8 billion in assets, 74.6% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on the NYSE, NYSE Alternext and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board.

Deferred compensation investments consists of investments held by us, including investments as a limited partner or non-managing member in the Deephaven Funds, for deferred compensation plans related to certain Knight employees and directors. Other assets primarily represent net deferred tax assets, deposits and miscellaneous receivables.

Total assets increased $795.0 million, or 39.3%, from $2.0 billion at December 31, 2008 to $2.8 billion at September 30, 2009. The majority of the increase in assets relates to increases in Securities owned, held at clearing brokers, at fair value and Receivable from brokers and dealers, offset, in part, by a decrease in Investment in Deephaven Funds. Securities owned, held at clearing brokers, at fair value increased by $521.1 million, or 109.4%, from $476.1 million at December 31, 2008, to $997.2 million at September 30, 2009, due to an increase in the size of the securities inventory utilized in our market-making, high velocity algorithmic principal trading activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Receivable from brokers and dealers increased by $362.9 million, or 106.3%, from $341.4 million at December 31, 2008 to $704.2 million at September 30, 2009, due primarily to timing relating to trade date versus settlement date differences and increased cash held at clearing brokers due to growth of our businesses as well as increased margin requirements at our clearing brokers. Investment in Deephaven Funds decreased by $30.3 million, primarily due to distributions of $28.5 million in 2009.

Total liabilities increased $649.4 million, or 65.5%, from $990.9 million at December 31, 2008 to $1.6 billion at September 30, 2009. The majority of the increase in liabilities relates to increases in Securities sold, not yet purchased, at fair value and Payable to brokers and dealers. Securities sold, not yet purchased, at fair value increased by $352.1 million, or 91.5%, from $385.0 million at December 31, 2008, to $737.1 million at September 30, 2009, due to an increase in the size of the securities inventory utilized in our market-making, high velocity algorithmic principal trading activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the increase in our long securities position. Payable to brokers and dealers increased by $381.3 million, from $98.1 million at December 31, 2008 to $479.4 million at September 30, 2009, due primarily to the increase in margin requirements as the size of our securities inventory grew and timing relating to trade date versus settlement date differences.

Stockholders’ equity, excluding Noncontrolling interests, increased by $152.2 million, from $1,027.4 million at December 31, 2008 to $1,179.6 million at September 30, 2009. The increase in stockholders’ equity from December 31, 2008 was primarily a result of Knight Libertas achieving its first year performance target resulting in an award of $33.3 million in unregistered Knight common stock, stock-based awards activity and net income earned during the nine months ended September 30, 2009.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, the proceeds of the sale of our Derivative Markets segment in 2004 and the proceeds from our borrowing of $140.0 million under our credit facilities. At September 30, 2009, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $603.8 million.

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

Additionally, the terms of the Libertas Holdings LLC transaction include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Libertas during the three-year period following the closing of the transaction. In the third quarter of 2009, Knight Libertas achieved its first year performance target which entitled the sellers to receive $33.3 million of the aforementioned earn-out in 1.6 million shares of unregistered Knight common stock, of which 50% will be issued in July 2010 and the remaining 50% will be issued in July 2011.

Income from continuing operations before income taxes was $49.8 million and $69.6 million for the three months ended September 30, 2009 and 2008, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $11.3 million and $5.7 million for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense was $2.8 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $6.0 million and $5.3 million for the three months ended September 30, 2009 and 2008, respectively. There were no non-cash writedowns for the three months ended September 30, 2009. A non-cash writedown of the Direct Trading Institutional trade name for the three months ended September 30, 2008 was $2.5 million.

Capital expenditures related to our continuing operations were $12.4 million and $15.3 million during the three months ended September 30, 2009 and 2008, respectively. Purchases of strategic investments were $0.2 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively. There were no cash payments relating to acquisitions of businesses for the three months ended September 30, 2009. Payments relating to the acquisition of a business, net of cash received, were $49.1 million for the three months ended September 30, 2008 relating to the acquisition of Knight Libertas. Strategic investments and acquisition expenditures primarily relate to outside investments and acquisitions of businesses in support of the development and growth of our business. Our corporate investment as a limited partner or non-managing member in the Deephaven Funds decreased by $11.8 million during the three months ended September 30, 2009, due to distributions of $12.9 million offset, in part, by a gain on our investment of $1.1 million.

In October 2007, we entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks. The Credit Agreement includes a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million. As of September 30, 2009, we borrowed the full $140.0 million under the Credit Agreement. The proceeds of the borrowings under the Credit Agreement were used to finance share repurchases, finance selective acquisitions and for general corporate purposes. These credit obligations may limit our ability to undertake certain transactions, including, but not limited to, certain mergers, acquisitions or dispositions of assets, repurchases of shares and payment of dividends, each above certain thresholds as set forth in the Credit Agreement. The borrowings under the Credit Agreement are repayable in full by October 3, 2010. Our ability to repay or refinance borrowings under the Credit Agreement will depend on our financial and operating performance and the credit environment at the maturity date.

The Credit Agreement includes customary representations, warranties, affirmative and negative covenants (including, among others, limitations on certain payments, investments and transactions) and events of default. It also contains financial covenants tied to the maintenance of financial ratios and metrics. As of September 30, 2009, we were in compliance with all covenants under the Credit Agreement.

The Company has an authorized stock repurchase program of $1 billion. Through September 30, 2009, we had repurchased 67.3 million shares for $753.6 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. We repurchased 180,000 shares under our stock repurchase program for the three months ending September 30, 2009 for $3.2 million. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had approximately 93.8 million shares of Class A Common Stock outstanding as of September 30, 2009.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of September 30, 2009, all of our broker-dealers were in compliance with the applicable regulatory net capital rules. The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at September 30, 2009, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$85.5	$7.8	$77.8
KCM	92.6	1.1	91.5
KCS	50.3	6.7	43.6
Knight Libertas	25.1	2.4	22.7
Knight Direct	15.9	0.9	15.0

In addition, our foreign registered broker-dealers are subject to certain financial resource requirements of the FSA and SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at September 30, 2009 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCEL	$50.8	$22.6	$28.2

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Goodwill of $265.5 million as of September 30, 2009 is all related to our Global Markets segment. Goodwill primarily represents purchases of the businesses now operating as Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. We performed our annual test for impairment of goodwill in the second quarter of 2009 and determined that goodwill was not impaired at that time. As part of our test for impairment, we considered the profitability of the applicable reporting unit, an assessment of fair value of the reporting unit based on various valuation methodologies, as well as the overall market value of the Company, compared to the Company’s book value.

Intangible assets, less accumulated amortization, of $80.0 million as of September 30, 2009 are all attributable to our Global Markets segment. Substantially all intangible assets resulted from the purchases of the businesses now operating as Knight Direct, Hotspot, Knight BondPoint and Knight Libertas. These assets, which primarily consist of customer relationships, are being amortized on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 24 years. We performed our annual test for impairment of intangible assets with definitive lives in the second quarter of 2009. During the second quarter of 2009, we discontinued the use of the Donaldson trade name. As such, we wrote off $2.4 million in intangible assets related to the trade name. Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No other events occurred during the three and nine months ended September 30, 2009 that would indicate that the carrying amounts of the Company’s amortizable intangibles may not be recoverable.

Financial Instruments and Fair Value – The Company values its financial instruments using a hierarchy of fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value .

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. As of September 30, 2009, our Investment in Deephaven Funds as well as Deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of September 30, 2009, we did not hold any financial instruments that met the definition of Level 3.

The Company elected not to take the option to choose to measure many financial instruments and certain other items at fair value.

Strategic Investments – Strategic investments include noncontrolling equity ownership interests held by us within our non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by us within our non-broker-dealer subsidiaries. Investments in corporations by such non-broker-dealers are held at adjusted cost. The equity method of accounting is used where we are considered to exert significant influence on the investee. Investments are held at adjusted cost when we are not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, are accounted for at fair value.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If we assess that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impaired value.

Lease Loss Accrual – It is our policy to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sublease income. In determining the accrual, a nominal cash flow analysis is performed for lease losses initiated prior to December 31, 2002 and costs related to the excess capacity are accrued. For lease losses initiated after December 31, 2002, our policy is to accrue future costs related to excess capacity using a discounted cash flow analysis.

Market-Making, Trading and Sales Activities – Securities owned and securities sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

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

When determining stock-based employee compensation expense, we make certain estimates and assumptions relating to volatility and forfeiture rates. Volatility is estimated based on several factors including implied volatility of market-traded options on our common stock on the grant date and the historical volatility of our common stock. Forfeiture rates are estimated based on historical rates of forfeiture of employee stock awards.

A portion of our Employee compensation and benefits expense on the Consolidated Statements of Operations represents discretionary bonuses, which are accrued for throughout the year and paid after the end of the year. Among many factors, discretionary bonus accruals are generally influenced by our overall performance and competitive industry compensation levels.

We estimate and accrue for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience with and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, Part II, Item 1 included in this Form 10-Q, and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

Recently Issued Accounting Standards Updates

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification (the “Codification”). The Codification became the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP to the Company. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Take Force Abstracts; instead the FASB will issue Accounting Standards Updates. The issuance of the Codification does not change GAAP and was effective for reporting periods ending after September 15, 2009. The implementation of the Codification did not have any impact on our Consolidated Financial Statements.

Since July 1, 2009, no Accounting Standards Updates were issued that are expected to have a significant effect on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

For working capital purposes, we invest in money market funds, commercial paper and government securities or maintain interest-bearing balances in our trading accounts with third party clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers and dealers, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates or do not present a material market risk, as the balances are short-term in nature and subject to daily repricing. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily, and are not material to the Company’s overall cash position.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, listed equity options and fixed income products. The fair value of these securities at September 30, 2009 and 2008 was $990.5 million and $543.2 million, respectively, in long positions and $737.1 million and $374.9 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $25.3 million and $16.8 million as of September 30, 2009 and 2008, respectively, due to the offset of gains in short positions against losses in long positions.

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

The following table contains information about our purchases of our Class A Common Stock during the third quarter of 2009 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009
Common stock repurchases	-		-	$249,616
Employee transactions (2)	19		-

Total	19	$16.95	-

August 1, 2009 – August 31, 2009
Common stock repurchases	180		180	$246,373
Employee transactions (2)	14		-

Total	194	$18.07	180

September 1, 2009 – September 30, 2009
Common stock repurchases	-		-	$246,373
Employee transactions (2)	1		-

Total	1	$21.24	-

Total
Common stock repurchases	180		180
Employee transactions (2)	34		-

Total	214	$17.99	180

Totals may not add due to rounding.

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 6th day of November, 2009

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)