Form 10-Q
period 2010-03-31
KNIGHT CAPITAL GROUP, INC.
filed 2010-05-07
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 7, 2010 the number of shares outstanding of the Registrant’s Class A Common Stock was 94,507,242 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2010

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$159,513	$150,710
Net trading revenue	124,964	99,460
Interest, net	624	(597)
Investment loss and other, net	(862)	(4,219)

Total revenues	284,239	245,354

Expenses
Employee compensation and benefits	138,350	109,187
Execution and clearance fees	42,462	29,091
Communications and data processing	16,058	13,788
Payments for order flow	11,025	17,027
Depreciation and amortization	9,235	8,187
Occupancy and equipment rentals	6,341	5,361
Professional fees	4,753	2,902
Business development	4,228	4,346
Interest	2,474	981
Writedown of assets	-	699
Other	3,355	2,756

Total expenses	238,281	194,325

Income from continuing operations before income taxes	45,958	51,029
Income tax expense	17,840	21,148

Income from continuing operations, net of tax	28,118	29,881
Loss from discontinued operations, net of tax	(306)	(20,514)

Net income	$27,812	$9,367

Basic earnings per share from continuing operations	$0.31	$0.34

Diluted earnings per share from continuing operations	$0.30	$0.33

Basic earnings per share from discontinued operations	$(0.00)	$(0.24)

Diluted earnings per share from discontinued operations	$(0.00)	$(0.23)

Basic earnings per share	$0.31	$0.11

Diluted earnings per share	$0.30	$0.10

Shares used in computation of basic earnings per share	89,463	86,911

Shares used in computation of diluted earnings per share	93,478	91,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash and cash equivalents	$513,161	$427,106
Financial instruments owned, at fair value	1,052,858	926,589
Securities borrowed	943,800	394,417
Receivable from brokers and dealers	491,962	500,143
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	100,677	98,696
Investments	84,897	118,619
Goodwill	266,530	265,530
Intangible assets, less accumulated amortization	76,168	77,812
Other assets	188,154	205,112

Total assets	$3,718,207	$3,014,024

LIABILITIES & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value	$965,695	$639,259
Securities loaned	690,208	550,226
Payable to brokers and dealers	288,987	155,148
Accrued compensation expense	74,599	205,282
Accrued expenses and other liabilities	143,735	109,987
Credit facility	-	140,000
Long-term debt	301,736	-

Total liabilities	2,464,960	1,799,902

Equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock	1,613	1,586
Shares authorized: 500,000 at March 31, 2010 and at December 31, 2009; Shares issued: 161,346 at March 31, 2010 and 158,641 at December 31, 2009;
Shares outstanding: 94,532 at March 31, 2010 and 92,791 at December 31, 2009
Additional paid-in capital	779,115	746,778
Retained earnings	1,253,635	1,229,112
Treasury stock, at cost; 66,814 shares at March 31, 2010 and 65,850 shares at December 31, 2009	(779,825)	(763,974)
Accumulated other comprehensive loss	(1,911)	-

Total Knight Capital Group, Inc. stockholders’ equity	1,252,627	1,213,502
Noncontrolling interests	620	620

Total equity	1,253,247	1,214,122

Total liabilities and equity	$3,718,207	$3,014,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$27,812	$9,367
Loss from discontinued operations, net of tax	(306)	(20,514)

Income from continuing operations, net of tax	28,118	29,881
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Depreciation and amortization	9,235	8,187
Debt discount accretion and other debt related expenses	851	-
Stock-based compensation	14,133	12,053
Deferred rent	754	414
Writedown of assets	-	699
Unrealized loss on investments	596	5,404
Operating activities from discontinued operations	162	16,895
(Increase) decrease in operating assets
Financial instruments owned	(57,707)	(342,991)
Securities borrowed	(549,383)	(4,102)
Receivable from brokers and dealers	8,181	(56,681)
Other assets	26,470	(14,661)
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased	257,874	213,465
Securities loaned	139,982	-
Payable to brokers and dealers	133,838	181,961
Accrued compensation expense	(125,685)	(79,362)
Accrued expenses and other liabilities	33,847	(44,191)

Net cash used in operating activities	(78,734)	(73,029)

Cash flows from investing activities
Distributions from investments	33,120	9,138
Purchases of fixed assets and leasehold improvements	(9,434)	(6,312)
Purchase of noncontrolling interest	(1,000)	-
Purchase of customer list	(1,000)	-

Net cash provided by investing activities	21,686	2,826

Cash flows from financing activities
Repayment of credit facility	(140,000)	-
Proceeds from issuance of cash convertible notes	363,808	-
Purchase of call options	(73,750)	-
Proceeds from issuance of warrants	15,000	-
Stock options exercised	433	3,549
Income tax benefit on stock awards exercised	102	1,274
Cost of common stock repurchased	(18,152)	(8,537)
Financing activities from discontinued operations	-	(6,178)

Net cash provided by (used in) financing activities	147,441	(9,892)

Effect of exchange rate changes on cash and cash equivalents	(4,338)	-

Increase (decrease) in cash and cash equivalents	86,055	(80,095)
Cash and cash equivalents at beginning of period	427,106	416,957

Cash and cash equivalents at end of period	$513,161	$336,862

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,474	$981

Cash paid for income taxes	$15,656	$34,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has three operating segments, (i) Equities, (ii) Fixed Income, Currencies and Commodities (“FICC”) and (iii) Corporate. As of March 31, 2010, the Company’s operating segments comprised the following:

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

•

Knight Capital Europe Limited (“KCEL”), is a U.K. registered broker-dealer that provides trade execution services for institutional and broker-dealer clients in U.S., European and Asian equities. KCEL also offers trade execution services for institutional clients in U.S., European and Asian fixed income and foreign exchange products. KCEL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and is a member of the London Stock Exchange, Deutsche Börse AG, Euronext N.V. (incorporating Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris), Borsa Italiana, Nasdaq OMX (incorporating the Copenhagen Stock Exchange, Helsinki Stock Exchange and Stockholm Stock Exchange), Oslo Børs, SIX Swiss Exchange, Weiner Börse, Chi-X Europe Limited, Turquoise, Plus Markets, Equiduct, BATS Europe, Nasdaq OMX Europe, Nyfix Euromillennium, NYSE Arca and NYSE Smartpool.

•

Knight Capital Asia Limited LLC (“KCAL”) offers trade execution services in Asian, U.S. and European equities to institutional clients worldwide. KCAL is a broker-dealer registered as an exchange participant with the Hong Kong Stock Exchange and is regulated by the Hong Kong Securities and Futures Commission (“SFC”).

•

Knight Direct LLC (“Knight Direct”) provides institutions with direct market access trading through Knight DirectTM, an advanced electronic platform. Knight Direct offers a suite of algorithms that allow buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs. Knight Direct is a broker-dealer registered with the SEC and is a member of Nasdaq, FINRA and the NFA. Knight Direct’s European business is operated out of KCEL.

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

FICC

•

Knight Libertas Holdings LLC and its affiliates, (collectively, “Knight Fixed Income” or “KFI”) provide trade execution services and investment research across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, federal agency securities, convertible bonds, hybrid securities, syndicated bank loans and emerging markets. KFI also offers capital markets services to corporate issuers and private companies. One KFI subsidiary is a broker-dealer registered with the SEC and is a member of FINRA and MSRB. KFI’s European business is operated out of KCEL.

•

Hotspot Holdings FX, Inc. and its subsidiaries (“Hotspot”) provide institutions and dealers with spot foreign exchange, gold and silver executions through an advanced, fully electronic platform. Hotspot’s European business is operated out of KCEL and is regulated by the FSA.

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

Discontinued Operations

The Company’s former Asset Management segment comprised Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”), which was formerly the registered investment adviser to, and sponsor of, the Deephaven investment funds (the “Deephaven Funds”). During the first quarter of 2009, Deephaven completed the sale of substantially all of its assets to Stark & Roth, Inc. (together with its affiliates, “Stark”) with Stark agreeing to assume certain limited liabilities of Deephaven. As of that date, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds and the Company exited the Asset Management business. As a result of this sale, the Company’s Asset Management segment was classified as a discontinued operation.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

2.	Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Interim period operating results may not be indicative of the operating results for a full year.

The Company consolidates all of its wholly-owned subsidiaries as well as any investment in which it is considered to be the primary beneficiary of a variable interest entity (“VIE”). The Company periodically performs a qualitative assessment to determine if a VIE should be consolidated. The primary attributes the Company assesses include the entity’s capital structure and voting power. The Company will consolidate a VIE if it has both i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Market-making, trading and sales activities

Financial instruments owned and Financial instruments sold, not yet purchased, which primarily consist of listed and OTC equity securities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Such interest expense, which has been netted against interest income on the Consolidated Statements of Operations, was $1.8 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market-making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $6.5 million and $5.4 million for the three months ended March 31, 2010 and 2009, respectively. Net trading revenue also includes dividend expense of $5.0 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively.

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company.

Securities borrowed and securities loaned

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions and are recorded at the amount of cash and value of other collateral advanced or received which approximates fair value. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. Securities loaned transactions help finance the Company’s securities inventory and require the Company to lend stock in exchange for the receipt of cash or other collateral from the borrower. In these transactions, the Company receives or lends cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed and loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, with additional collateral obtained or refunded as necessary.

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

As discussed in Footnote 7 “Long-Term Debt,” the Company entered into purchased call options and recorded an embedded conversion derivative concurrent with its issuance of long-term debt. The fair value of these options and derivative are determined using an option pricing model based on observable inputs such as implied volatility of the Company’s common stock, risk-free interest rate, and other factors and, as such, are classified within Level 2 of the fair value hierarchy.

As of March 31, 2010, the Company’s investment in the Deephaven Funds, the purchased call options, the embedded conversion derivative and deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of March 31, 2010 and December 31, 2009, the Company did not hold any financial instruments that met the definition of Level 3.

There were no transfers of assets and liabilities between any levels for all periods presented.

Investments

Investments comprise strategic investments, investment in the Deephaven Funds and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests and debt instruments held by the Company within its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries. Strategic investments in corporations by such non-broker-dealers are held at amortized cost. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Strategic investments are held at cost, less impairment if any, when the Company is not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, and the investment in the Deephaven Funds are accounted for at fair value.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company determines that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated net realizable value.

The Company has several deferred compensation plan investments related to certain employees and directors. These plans provide a return to the participants based upon the performance of various

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

investments. In order to hedge its liability under these plans, the Company generally acquires the underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment loss and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.

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

Foreign currencies

As a result of changes in the currencies in which the Company’s foreign subsidiaries earn the majority of their revenues, effective January 1, 2010, the Company changed the functional currency of KCEL to the Pound Sterling from the U.S. dollar and KCAL to the Hong Kong dollar from the U.S. dollar. These changes were reflected prospectively and resulted in recording a $2.4 million cumulative translation adjustment gain which is included in Accumulated other comprehensive loss, a $0.9 million reduction in Fixed assets and leasehold improvements and a $3.3 million reduction in Retained earnings on the Consolidated Statements of Financial Condition. For all other entities, the Company’s functional currency is the U.S. dollar.

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive income (loss) (see Footnote 8 “Comprehensive Income”). Gains or losses resulting from foreign currency transactions are included in Investment loss and other, net on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2010, a loss of $436,000 was recorded in Investment loss and other, net on the Consolidated Statements of Operations and a loss of $4.3 million was recorded as other comprehensive income (loss).

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

Discontinued operations

Revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included in Loss from discontinued operations, net of tax on the Consolidated Statements of Operations. Assets and liabilities of discontinued operations are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition. Cash flows from discontinued operations are presented on the Consolidated Statements of Cash Flows within operating, investing and financing activities, as applicable, for all periods.

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

Subsequent Events

The Company evaluated all activities through the filing date of this Form 10-Q.

Accounting Standards Updates

Effective January 1, 2010, the Company adopted two Accounting Standards Updates (“ASU”), which were issued by the Financial Accounting Standards Board (“FASB”). The first ASU requires a reporting entity to disclose separately the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also clarifies existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements.

The second ASU relates to the accounting for VIEs. This ASU significantly changed the criteria by which an enterprise determines whether or not it must consolidate a VIE. Under the new guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.

The adoption of these ASUs had no impact on the Company’s Consolidated Financial Statements other than enhanced disclosures where required.

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

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$974.9	$-	$-	$974.9
U.S. government obligations	3.5	-	-	3.5
Listed equity options	0.4	-	-	0.4
Corporate debt	5.5	-	-	5.5
Purchased call options	-	68.6	-	68.6

Total Financial instruments owned, at fair value	984.3	68.6	-	1,052.9

Investment in Deephaven Funds(2)	-	6.8	-	6.8
Deferred compensation investments(2)	-	14.4	-	14.4

Total fair value of financial instrument assets	$984.3	$89.9	$-	$1,074.2

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$868.9	$-	$-	$868.9
U.S. government obligations	27.5	-	-	27.5
Listed equity options	0.2	-	-	0.2
Corporate debt	0.5	-	-	0.5
Embedded conversion derivative	-	68.6	-	68.6

Total fair value of financial instrument liabilities	$897.1	$68.6	$-	$965.7

(1)	Equities of $214.4 million have been netted by their respective long and short positions by CUSIP.
(2)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $9.9 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$921.1	$-	$-	$921.1
U.S. government obligations	3.5	-	-	3.5
Listed equity options	2.0	-	-	2.0

Total Financial instruments owned, at fair value	926.6	-	-	926.6

Investment in Deephaven Funds(2)	-	8.5	-	8.5
Deferred compensation investments(2)	-	45.0	-	45.0

Total fair value of financial instrument assets	$926.6	$53.5	$-	$980.0

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$638.1	$-	$-	$638.1
Listed equity options	1.2	-	-	1.2

Total fair value of financial instrument liabilities	$639.3	$-	$-	$639.3

(1)	Equities of $191.1 million have been netted by their respective long and short positions by CUSIP.
(2)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $10.5 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

The following table summarizes the fair value of derivative instruments not designated as hedging instruments in the Consolidated Statements of Financial Condition and the effect of changes in fair value on the Consolidated Statements of Operations (in millions):

Derivative Instruments not Designated as Hedging Instruments	Balance Sheet Location	Fair Value as of
		March 31, 2010	December 31, 2009
Asset Derivatives:	Financial instruments owned, at fair value
Purchased call options		$68.6	$-
Listed equity options(1)		0.4	2.0

		$69.0	$2.0

Liability Derivatives:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$68.6	$-
Listed equity options(1)		0.2	1.2

		$68.8	$1.2

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1)	As of March 31, 2010, the Company held 2,276 long and 932 short listed equity option contracts. As of December 31, 2009, the Company held 9,185 long and 5,675 short listed equity option contracts. The contracts are not subject to collateral and are not netted.

Derivative Instruments not Designated as Hedging Instruments	Statement of Operations Location	Gain (Loss) Recognized For the Three Months Ended March 31,
		2010	2009
Purchased call options	Investment loss and other, net	$5.2	$-
Listed equity options	Net trading revenue	(0.2)	(1.9)
Embedded conversion derivative	Investment loss and other, net	(5.2)	-

		$(0.2)	$(1.9)

4.	Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	March 31, 2010	December 31, 2009
Receivable:
Clearing brokers and other	$338.8	$412.7
Securities failed to deliver	153.1	87.5

	$492.0	$500.1

Payable:
Clearing brokers and other	195.8	92.8
Securities failed to receive	93.1	62.4

	$289.0	$155.1

Totals	may not add due to rounding.

5.	Investments

Included in the $84.9 million of Investments at March 31, 2010 is $63.6 million of strategic investments, $6.8 million of investment in the Deephaven Funds and $14.4 million of deferred compensation investments related to employee and director deferred compensation plans. Strategic investments of $63.6 million at March 31, 2010 consisted of $56.1 million in ten limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $0.3 million of investments in common stock of two private companies representing less than 20% equity ownership which are held at adjusted cost, and $7.3 million in four debt instruments, which are held at adjusted cost. Included in the $56.1 million investment in limited liability companies at March 31, 2010 is a $43.1 million equity investment in Direct Edge.

Included in the $118.6 million of Investments at December 31, 2009 is $65.2 million of strategic investments, $8.5 million of investments in Deephaven funds and $45.0 million of deferred compensation investments related to employee and director deferred compensation plans. Strategic investments of $65.2 million at December 31, 2009 consisted of $57.4 million in ten limited liability

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

companies, limited partnership investments and a corporation accounted for under the equity method, $0.3 million of investments in common stock of two private companies representing less than 20% equity ownership which are held at adjusted cost, and $7.5 million in five debt instruments, which are held at adjusted cost. Included in the $57.4 million investment in limited liability companies at December 31, 2009 is a $41.3 million equity investment in Direct Edge.

See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of Investments.

6.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2009, the Company tested for the impairment of goodwill and intangible assets with indefinite lives.

Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarter of 2009, the Company discontinued the use of the Donaldson trade name and wrote off the remaining book value of $2.4 million. No other events occurred during the three months ended March 31, 2010 and 2009 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

Goodwill of $114.7 million at both March 31, 2010 and December 31, 2009 relates to the Equities segment. Goodwill of $150.8 million at both March 31, 2010 and December 31, 2009 relates to the FICC segment. At March 31, 2010 Goodwill included $1.0 million in the Corporate segment related to the purchase of a noncontrolling interest in one of its majority owned subsidiaries. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Knight Direct, Hotspot, Donaldson, Knight BondPoint and KFI.

The Company had intangible assets, net of accumulated amortization, of $28.4 million and $28.6 million at March 31, 2010 and December 31, 2009, respectively, related to the Equities segment. The Company had intangible assets, net of accumulated amortization, of $47.8 million and $49.3 million at March 31, 2010 and December 31, 2009, respectively, related to the FICC segment. Total Intangible assets decreased by $1.6 million during the three months ended March 31, 2010 primarily due to amortization expense offset by the purchase of a newly acquired customer list in the Equities segment. Intangible assets primarily represent client relationships and are amortized over their remaining useful lives, the majority of which have been determined to range from 4 to 24 years. The weighted average remaining life of the Company’s intangible assets at March 31, 2010 and December 31, 2009 is approximately 11 years.

The Company recorded amortization expense, related to its intangible assets of $2.6 million and $2.8 million, for the three months ended March 31, 2010 and 2009, respectively. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $8.0 million for the remainder of 2010, $10.5 million in 2011, $10.2 million in 2012, $8.7 million in 2013 and $7.5 million in 2014.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The chart below summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of March 31, 2010 and December 31, 2009 (in millions):

Goodwill	March 31, 2010	December 31, 2009
Equities
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	43.8	43.8
Purchase of EdgeTrade business	51.7	51.7

Total	114.7	114.7

FICC
Purchase of Hotspot business	55.7	55.7
Purchase of Knight BondPoint business	14.2	14.2
Purchase of Libertas business	81.0	81.0

Total	150.8	150.8

Corporate
Other	1.0	-

Total	1.0	-

Consolidated Total	$266.5	$265.5

Intangible Assets		March 31, 2010	December 31, 2009
Customer relationships(1)	Gross carrying amount	$86.3	$85.3
	Accumulated amortization	(25.7)	(23.6)

	Net carrying amount	60.6	61.7

Trade names(2)	Gross carrying amount	8.8	8.8
	Accumulated amortization	(1.5)	(1.3)

	Net carrying amount	7.3	7.5

Other(3)	Gross carrying amount	13.4	13.5
	Accumulated amortization	(5.1)	(4.8)

	Net carrying amount	8.3	8.7

Total	Gross carrying amount	108.4	107.5
	Accumulated amortization	(32.2)	(29.7)

	Net carrying amount	$76.2	$77.8

(1) -	Customer relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade and Libertas acquisitions. The weighted average remaining life is approximately 11 years as of March 31, 2010 and December 31, 2009. Lives may be reduced depending upon actual retention rates.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(2) -	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Libertas. The weighted average remaining life is approximately 16 years as of March 31, 2010 and December 31, 2009. During 2009, the “Donaldson” trade name with an unamortized cost of $2.4 million was written off.
(3) -	Other includes technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately five years as of March 31, 2010 and December 31, 2009.

Totals may not add due to rounding.

7.	Long-Term Debt

In March 2010, the Company issued $375.0 million of Cash Convertible Senior Subordinated Notes (the “Notes”) due on March 15, 2015 in a private offering exempt from registration under the Securities Act of 1933, as amended. At the same time, the Company entered into hedge transactions effected through the purchase of options and sale of warrants designed to limit shareholder dilution up to a price of $31.50 per share.

The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In connection with the issuance of the Notes, the Company recognized an original issue discount of $73.8 million which will be accreted to interest expense over the term of the Notes, resulting in an effective interest rate of the Notes of approximately 7.9%. The Notes, net of original issue discount are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition. As of March 31, 2010 the net balance was $301.7 million.

Prior to December 15, 2014, the Notes will be convertible into cash only upon specified events which are based upon the price of the Company’s common shares and of the Notes or upon the occurrence of specified corporate events. On or after December 15, 2014, the Notes will be convertible at any time, based on an initial conversion rate of 47.9185 shares of Knight common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $20.87 or a conversion premium of approximately 32.5% over the closing sale price of $15.75 per share of Knight common stock on the Nasdaq Global Select Market on March 15, 2010. The conversion rate and conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon cash conversion, Knight will deliver an amount of cash calculated over the applicable observation period. Knight will not deliver its common stock (or any other securities) upon conversion under any circumstances. In addition, following certain corporate events that occur prior to the maturity date, the Company will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of the Notes upon a “fundamental change” at a price equal to 100% of the principal amount of the Notes being repurchased plus any accrued and unpaid interest.

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are expected generally to reduce Knight’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by Knight upon the cash conversion of the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Notes. The purchased call options cover, subject to adjustments, approximately 18 million shares of our Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of our Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of March 31, 2010, the fair value of the purchased call options was $68.6 million.

In connection with the sale of the Notes, the Company also entered into separate warrant transactions with the option counterparties whereby the Company sold to the option counterparties, for $15.0 million, warrants (the “warrants”) to purchase shares of the Company’s Class A common stock, subject to adjustments, at a strike price of $31.50 per share, which represents a premium of approximately 100% over the closing price of Knight common stock on March 15, 2010. The warrants are net share settled, meaning that the Company will issue a number of shares per warrant having a value equal to the difference between the share price at each warrant expiration date and the strike price; however, at the discretion of the Company, Knight may elect to settle the warrants in cash. If the market price per share of the Company’s Class A common stock exceeds the strike price of the warrants over the warrants’ exercise period and the Company elects net share settlement, the warrants would have a dilutive effect on the Company’s Class A common stock. The warrants may not be exercised prior to the maturity of the Notes. The warrants have been recorded as Additional paid-in capital in the Consolidated Statements of Financial Condition. The warrants also meet the criteria of derivative instruments under GAAP; however, because the warrants are indexed to the Company’s Class A common stock and are recorded within Equity in the Consolidated Statements of Financial Condition, the warrants are exempt from the scope and fair value provisions of GAAP related to accounting for derivative instruments.

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of March 31, 2010, the fair value of the embedded conversion derivative was $68.6 million.

Both the purchased call options and the embedded conversion derivative are derivative instruments and as such are marked to fair value each reporting period with any change recognized on the Consolidated Statements of Operations as Investment loss and other, net. The Company expects the gain or loss associated with changes to the valuation of the purchased call options to substantially offset the gain or loss associated with changes to the valuation of the embedded conversion derivative.

In connection with the issuance of the Notes, the Company incurred issuance costs of $8.5 million. The issuance costs are recorded within Other assets in the Consolidated Statements of Financial Condition and are amortized over the term of the Notes. For the three months ended March 31, 2010, the Company recognized $71,000 of amortization of the debt issuance costs and $1.1 million of interest expense related to the Notes, both of which are included in Interest expense on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Concurrent with the Notes offering, the Company repaid the amounts outstanding under the $140.0 million credit agreement originally entered into on October 9, 2007. Approximately $0.5 million and $1.0 million of interest expense relating to the credit agreement was recorded for the three months ended March 31, 2010 and 2009, respectively.

8.	Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	For the three months ended March 31,
	2010	2009
Net Income	$27.8	$9.4
Other comprehensive income (loss):
Currency translation adjustment	(4.3)	-

Comprehensive income	$23.5	$9.4

9.	Stock-Based Compensation

The Company has established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan, the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”) (collectively, the “Stock Plans”). The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan and Inducement Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. In addition to overall limitations on the aggregate number of awards that may be awarded under the Stock Plans, the Stock Plans (except for the Inducement Plan) limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of March 31, 2010, the Company has not issued any stock appreciation rights.

Restricted Shares and Restricted Stock Units

Eligible employees and directors may receive restricted shares and/or restricted stock units (collectively “restricted awards”) as a portion of their total compensation. The substantial majority of restricted awards generally vest ratably over three years. During 2009, the Company established the Inducement Plan with 1.5 million authorized shares and granted 378,000 restricted shares as inducement awards to new employees pursuant to this plan. During the three months ended March 31, 2010, the Company issued 197,000 restricted shares as inducement awards. These shares were issued out of treasury and vest ratably over three years. The fair value of the inducement awards are measured in the same manner as other restricted awards. The Company has also issued restricted awards that vest based upon the market price of Knight’s common stock reaching a certain price for a specified period of time (“Market Shares”). The Company has the right to fully vest employees and

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

directors in their restricted stock units upon retirement and in certain other circumstances. Restricted awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

The Company measures compensation cost related to restricted awards other than Market Shares based on the fair value of the Company’s common stock at the date of grant, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. The Company determines compensation cost for Market Shares based upon the fair value of such awards at date of grant and projected median vesting periods, both of which are based on statistical simulation models. The principal assumptions utilized in valuing Market Shares and determining their median vesting periods include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the award; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) maximum life – based upon the maximum contractual life of the award. Based upon the results of this model, the weighted-average fair value and median vesting period of Market Shares granted in the first quarter of 2009 were $9.65 per share and 1.7 years, respectively. The principal assumptions used in valuing Market Shares issued in the first quarter of 2009 were a risk-free interest rate of 2.6%, expected volatility of 40% and maximum life of four years. There were no Market Shares granted in 2010.

The Company recorded compensation expense from continuing operations of $11.8 million and $11.1 million for the three months ended March 31, 2010 and 2009, respectively relating to restricted awards, the majority of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to restricted awards was $4.7 million and $4.4 million for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes restricted awards activity during the three months ended March 31, 2010 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2010	2,186.5	$16.92	3,590.7	$15.60
Granted	381.3	15.75	2,587.8	15.85
Vested	(895.9)	17.24	(677.5)	18.37
Forfeited	(78.3)	15.70	(30.7)	17.18

Outstanding at March 31, 2010	1,593.5	$16.53	5,470.4	$15.37

Totals	may not add due to rounding.

There is $75.6 million of unamortized compensation related to the unvested restricted awards outstanding at March 31, 2010. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 2.0 years.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. During the three months ended March 31, 2010, the Company granted 1.2 million options to employees. Based on the results of the model, the weighted-average fair value of the stock options granted during the three months ended March 31, 2010 and 2009 was $4.93 and $5.38 per option, respectively.

The Company recorded compensation expense of $1.1 million and $0.9 million, for the three months ended March 31, 2010 and 2009, respectively, relating to stock options, all of which was recorded in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to stock options was $0.5 million and $0.4 million, for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2010 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2010	3,554.0	$13.29
Granted at market value	1,185.1	15.89
Exercised	(42.4)	10.46
Forfeited or expired	(236.0)	16.53

Outstanding at March 31, 2010	4,460.7	$13.84

Vested at March 31, 2010	4,442.9	$13.83

Available for future grants at March 31, 2010*	3,153.6

Totals may not add due to rounding.
*	Represents both options and awards available for grant

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

There is $5.0 million of unrecognized compensation related to unvested stock options outstanding at March 31, 2010. The cost of these unvested awards is expected to be recognized over a weighted average life of 2.5 years.

10.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company files separate company income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended March 31,
	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	4.2%	6.3%
Nondeductible charges and other, net	-0.4%	0.1%

Actual income tax rate	38.8%	41.4%

At March 31, 2010, the Company had $0.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of March 31, 2010, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2008, and to non-U.S. income tax examinations for the tax years 2006 through 2008. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2008. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

It is the Company’s policy to record interest and penalties associated with tax audits as a component of Income from continuing operations before income taxes. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest expense or Interest, net, respectively, on the Consolidated Statements of Operations.

11.	Discontinued Operations

In the first quarter of 2009, Deephaven completed the sale of substantially all of its assets to Stark & Roth, Inc. (together with its affiliates, “Stark”) with Stark agreeing to assume certain limited liabilities of Deephaven. As of that date, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds and the Company exited the Asset Management business. As a result of this sale, the Company’s Asset Management segment was classified as a discontinued operation.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Revenues related to the discontinued operations for the three months ended March 31, 2010 and 2009 were $0.1 million and $3.2 million, respectively. Loss from the discontinued operations, net of tax for the three months ended March 31, 2010 and 2009 were $0.3 million and $20.5 million, respectively.

At March 31, 2010 and December 31, 2009, assets related to discontinued operations which are recorded in Other assets on the Consolidated Statements of Financial Condition were $12.6 million and $14.0 million, respectively. At March 31, 2010 and December 31, 2009, liabilities related to discontinued operations which are recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition were $14.0 million and $15.3 million, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009 (in millions, except per share data):

	For the three months ended March 31,
	2010		2009
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$27.8	89.5	$9.4	86.9
Effect of dilutive stock based awards	-	4.0	-	4.4

Income and shares used in diluted calculations	$27.8	93.5	$9.4	91.3

Basic earnings per share		$0.31		$0.11

Diluted earnings per share		$0.30		$0.10

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 2.0 million and 1.2 million for the three months ended March 31, 2010 and 2009, respectively.

13.	Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three months ended March 31, 2010 and 2009.

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $4.2 million and $2.9 million for the three months ended March 31, 2010 and 2009, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of March 31, 2010, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Nine months ending December 31, 2010	$13.0	$0.9	$12.1	$26.4
Year ending December 31, 2011	22.1	1.2	20.9	26.6
Year ending December 31, 2012	22.7	1.4	21.4	4.8
Year ending December 31, 2013	21.1	1.4	19.7	-
Year ending December 31, 2014	20.3	1.4	18.9	-
Thereafter through August 31, 2023	141.0	4.4	136.6	-

	$240.2	$10.7	$229.6	$57.8

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of March 31, 2010, the Company has provided a letter of credit for $3.2 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. Knight Capital Group, Inc. also has provided, and may provide in the future, in the ordinary course of business unsecured guarantees to guarantee the payment obligations of certain of its trading subsidiaries and leases.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

During the normal course of business, the Company may enter into certain futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts. As of March 31, 2010 and December 31, 2009, the Company was a party to futures contracts having a notional value of $54.6 million and $225.5 million, respectively. The fair value of $771,000 and $421,000 are recorded in Payable to brokers and dealers on the Consolidated Statements of Financial Condition, net of cash collateral, with realized and unrealized gains and losses recognized in Net trading revenue on the Consolidated Statements of Operations at March 31, 2010 and December 31, 2009, respectively.

The Company receives financial instruments as collateral in connection with securities borrowed. Such financial instruments generally consist of equity and convertible securities but may include obligations of the U.S. government, federal agencies, sovereignties and corporations. In most cases, the Company is permitted to deliver or repledge these financial instruments in connection with securities lending and other secured financings and meeting settlement requirements. As of March 31, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $769.3 million, of which $465.0 million had been delivered or repledged, all of which could be repledged by the receiving counterparty. As of December 31, 2009, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $349.1 million, of which $314.7 million had been delivered or repledged, all of which could be repledged by the receiving counterparty. The Company also pledges assets that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Financial instruments pledged to counterparties that have the right to deliver or repledge them were $189.8 million at March 31, 2010 and are included in Financial instruments owned, at fair value. Financial instruments pledged to counterparties that have the right to deliver or repledge them were $212.5 million at December 31, 2009 and are included in Financial instruments owned, at fair value.

15.	Business Segments

Due to the general growth and evolution of the business, effective the fourth quarter of 2009, the Company separated the former Global Markets segment into two operating segments: i) Equities and ii) FICC. This breakout is consistent with the organizational structure of the business. As a result of this change in segment reporting, the Company now has three operating segments within its continuing operations: Equities, FICC and Corporate. Effective March 31, 2009, the Company’s former Asset Management segment was classified as a discontinued operation.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Equities segment includes equities market-making and electronic and voice institutional sales and trading in global equities, futures and options. In the course of market-making and trading, Equities provides capital facilitation as well as a range of complementary services. The Equities segment also offers equity capital markets services. The FICC segment includes global research, voice sales and trading in fixed income as well as electronic trading in fixed income and foreign exchange. Fixed income research generates analytical reports containing recommendations across a wide range of securities and sectors. FICC also offers debt capital markets services. The Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized below (in millions):

	Equities	FICC	Corporate	Consolidated Total
For the three months ended March 31, 2010:
Revenues(1)	$219.4	$67.8	$ (2.9)	$284.2
Pre-tax earnings	56.6	8.1	(18.7)	46.0
Total assets(2)	3,030.9	310.8	363.9	3,705.6

For the three months ended March 31, 2009:
Revenues	$198.2	$52.0	$(4.9)	$245.4
Pre-tax earnings	59.0	10.2	(18.1)	51.0
Total assets(2)	1,979.5	229.7	52.6	2,261.8

Totals may not add due to roundings.
(1)	Included in FICC revenues for the three months ended March 31, 2010 are fees of $2.9 million resulting from the Company acting as joint lead manager in its Note offering (see Footnote 7 “Long-Term Debt”). An offsetting elimination is included in Corporate revenues to eliminate this fee for consolidation purposes.
(2)	Total assets do not include Assets within discontinued operations of $12.6 million and $58.7 million at March 31, 2010 and 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the U.S. Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” in Part II, Item 1, “Risk Factors” in Part II, Item 1A and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with changes in market structure, legislative or regulatory rule changes, the costs, integration, performance and operation of the businesses recently acquired or developed organically, or that may be acquired in the future, by the Company, and risks related to the costs and expenses associated with the Company’s exit from the Asset Management business. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

Executive Overview

We are a financial services firm that provides market access and trade execution services across multiple asset classes for buy-side and sell-side clients. We seek to continually apply our expertise and innovation to the trade execution process to build lasting client relationships through consistent performance and superior client service. We also offer capital markets services to corporate issuers and private companies. We have three operating segments within our continuing operations, Equities, Fixed Income, Currencies and Commodities (“FICC”) and Corporate.

•

Equities – Our Equities segment includes equity market-making, and electronic and voice institutional sales and trading in global equities, futures and options. In the course of market-making and trading, we provide capital facilitation and a range of complementary services. Within our Equities segment, we also offer equity capital markets services.

•

FICC – Our FICC segment includes global research, voice sales and trading in fixed income, as well as electronic trading in fixed income and foreign exchange. Fixed income research generates analytical reports containing recommendations across a wide range of securities and sectors. Within our FICC segment, we also offer debt capital markets services.

•

Corporate – Our Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. Corporate overhead expenses consist of compensation for senior executives and other employees of the corporate holding company, expenses from legal and other professional services relating to corporate matters as well as directors’ fees and directors’ and officers’ insurance. Results of our Corporate segment includes income from investments in funds formerly managed by Deephaven Capital Management.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings from continuing operations of our segments and on a consolidated basis (in millions):

	For the three months ended
	March 31, 2010	March 31, 2009
Equities
Revenues	$219.4	$198.2
Expenses	162.8	139.2

Pre-tax earnings	56.6	59.0

FICC
Revenues	67.8	52.0
Expenses	59.7	41.9

Pre-tax earnings	8.1	10.2

Corporate
Revenues	(2.9)	(4.9)
Expenses	15.8	13.2

Pre-tax (loss)	(18.7)	(18.1)

Consolidated
Revenues	284.2	245.4
Expenses	238.3	194.3

Pre-tax earnings	$46.0	$51.0

Totals may not add due to rounding.

Consolidated Revenues for the three months ended March 31, 2010 increased $38.9 million, or 15.8%, from the same period a year ago, while Consolidated Expenses increased $44.0 million, or 22.6%. Consolidated Pre-tax earnings from continuing operations for the three months ended March 31, 2010 decreased $5.1 million, or 9.9%, from the same period a year ago.

The changes in our Pre-tax earnings (loss) from continuing operations by segment from the three months ended March 31, 2009 to the three months ended March 31, 2010 are summarized as follows:

•

Equities – Our Pre-tax earnings from Equities for the three months ended March 31, 2010 decreased by $2.4 million, or 4.1%, from the comparable period in 2009. The decrease is primarily due to increased transaction costs principally driven by higher share volume, lower revenue capture, increased regulatory transaction fees and additional costs in 2010 associated with increased compensation due to additional headcount and our investments in businesses and infrastructure, both domestically and internationally. These factors were partially offset by higher equity volumes.

•

FICC – Our Pre-tax earnings from FICC for the three months ended March 31, 2010 decreased by $2.1 million, or 20.3%, from the comparable period in 2009. The decrease is primarily due to additional compensation cost and higher headcount from Knight Fixed Income (“KFI”) offset, in part, by higher volumes and earnings from our Hotspot business.

•

Corporate – Our Pre-tax loss from our Corporate segment for the three months ended March 31, 2010 increased by $0.6 million from the comparable period in 2009, primarily due to higher interest expense related to our Cash Convertible Senior Subordinated Notes (“Notes”), the elimination of $2.9 million of revenue within FICC related to the Notes offering and legal and consulting fees relating to new business initiatives offset, in part, by an increase in the returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds.

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

Trends

Global Economic Trends

Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid equity and debt markets and the level of trading volumes.

Global economic conditions generally improved during the quarter ended March 31, 2010. Volatility levels across fixed income and equity markets declined and credit spreads tightened during the quarter. Despite the slight improvements in economic conditions, there are still concerns about the outlook for global growth, inflation and declining asset values.

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

•

Equity and FICC transaction volumes executed by broker-dealers have fluctuated over the past few years due to retail and institutional investor sentiment, market conditions and a variety of other factors, resulting in a shift of product mix. Equities and FICC transaction volumes may not be sustainable and are not predictable.

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

•

There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future and could materially impact the Company’s revenues and profitability. Members of the U.S. Congress have raised various concerns about the regulatory structure of the U.S. capital markets and have asked the SEC to take a close look at the regulatory structure and make the changes necessary to insure the rule framework governing the U.S. capital markets is comprehensive and complete. The SEC has stated that it will carefully review, and propose rules where necessary, regarding a variety of marketplace trading issues – including, but not limited to: high frequency trading, indications of interest, various forms of off-exchange trading, dark liquidity pools, internalization, post-trade attribution, co-location, and sponsored access. In addition, the SEC recently filed proposed rules dealing with flash orders, indications of interest, ATS thresholds, and other market-related rules which have not been finalized and are currently subject to public comment as follows:

•

On January 14, 2010, the SEC published a Concept Release in which it sought public comments on a broad range of equity-related market structure issues. The SEC intends to use the public’s comments to help determine whether regulatory initiatives to improve the current equity market structure are needed and, if so, the specific nature of such initiatives.

•

On February 26, 2010, the SEC issued a final rule amending Regulation SHO. These amendments impose restrictions on, among other things, the prices at which securities may be sold short under certain conditions. As presently constructed, the short sale proposals will make it more difficult for market makers to sell stock short under certain conditions. The effective date for the new amendments is May 10, 2010, and the compliance date is November 10, 2010.

•

On April 1, 2010, The Committee of European Securities Regulators (CESR) published a “call for evidence” on micro-structural issues of the European equity markets. This call for evidence is intended to assess the impact of some of the latest developments in European equity markets and may also inform aspects of the current MiFID review. Specifically, CESR seeks information on high frequency trading, sponsored access, co-location services, fee structures, tick size regimes, and indications of interest. Any legislative or regulatory action, including, but not limited to, new laws, rules or regulations in these or other areas could, depending on their form and scope, adversely impact trading volumes and profitability.

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

Investment loss and other, net primarily represents income earned, net of losses, related to our corporate investment as a limited partner or non-managing member in the Deephaven Funds, our strategic investments and returns on deferred compensation investments. Such income or loss is primarily affected by the level of our corporate investment in the Deephaven Funds and corresponding performance by the Deephaven Funds, as well as the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.

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

Interest expense consists primarily of costs associated with our Notes, our former credit facility and for collateralized financing arrangements such as stock lending.

Three Months Ended March 31, 2010 and 2009

Continuing Operations

Revenues

Equities

	For the three months ended March 31,		Change	% of Change
	2010	2009
Commissions and fees (millions)	$94.8	$99.4	$(4.7)	-4.7%
Net trading revenue (millions)	124.5	99.5	25.0	25.1%
Interest, net (millions)	0.2	(0.8)	1.0	N/M
Investment (loss) income and other, net (millions)	(0.1)	0.0	(0.1)	N/M

Total Revenues from Equities (millions)	$219.4	$198.2	$21.2	10.7%

Average daily U.S equity dollar value traded ($ billions)	26.6	19.9	6.7	33.9%
Average daily U.S. equity trades (thousands)	3,696.3	3,842.3	(146.0)	-3.8%
Nasdaq and listed equity shares traded (billions)	71.7	79.3	(7.6)	-9.6%
OTC Bulletin Board and Pink Sheet shares traded (billions)	553.3	259.2	294.1	113.5%
Average revenue capture per U.S. equity dollar value traded (bps)	1.1	1.5	(0.3)	-23.8%
Average daily Knight Direct equity shares (millions)	111.2	52.3	58.9	112.5%

N/M – Not meaningful

Total revenues from the Equities segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 10.7% to $219.4 million for the three months ended March 31, 2010, from $198.2 million for the comparable period in 2009. Revenues for the three months ended March 31, 2010, were positively impacted by improved results from additional trading strategies deployed through our quantitative market-making and high velocity algorithmic principal trading and higher volumes in OTC Bulletin Board and Pink Sheet stocks offset, in part, by lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.1 basis points (“bps”) for the first quarter of 2010, down 23.8% from the first quarter of 2009. The primary drivers for the decrease in revenue capture were lower volatility, the profile of our order flow which included a greater percentage of volumes derived from low-priced Nasdaq and listed stocks, heightened competition and ongoing investments in price improvement and execution quality. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Domestic Equity Trading Revenues”) divided by the total dollar value of the related equity transactions. Domestic Equity Trading Revenues were $179.9 million and $176.4 million for the three months ended March 31, 2010 and 2009, respectively. Domestic Equity Trading Revenues do not include revenues from our international and direct market access businesses.

FICC

	For the three months ended March 31,		Change	% of Change
	2010	2009
Commissions and fees (millions)	$67.4	$51.1	$16.3	31.8%
Net trading revenue (millions)	0.4	(0.1)	0.5	N/M
Interest, net (millions)	(0.2)	(0.1)	(0.1)	N/M
Investment income and other, net (millions)	0.2	1.1	(0.9)	-86.2%

Total Revenues from FICC (millions)	$67.8	$52.0	$15.7	30.2%

Average daily Hotspot FX notional dollar value traded ($ billions)	32.6	17.0	15.6	91.8%

N/M – Not meaningful

Total revenues from the FICC segment, which primarily comprises Commissions and fees, increased 30.2% to $67.8 million for the three months ended March 31, 2010, from $52.0 million for the comparable period in 2009. For the three months ended March 31, 2010, FICC segment revenues included a $2.9 million intercompany fee relating to the placement of the Notes offering. Excluding the intercompany fee received from our Notes offering, total revenues increased 24.6% to $64.9 million for the three months ended March 31, 2010, due to expansion within the FICC segment.

Corporate

	For the three months ended March 31,		Change	% of Change
	2010	2009
Total Revenues from Corporate (millions)	$(2.9)	$(4.9)	$2.0	N/M

N/M – Not meaningful

Total revenues from the Corporate segment, which primarily represents income or loss from our corporate investments as a limited partner or non-managing member in the Deephaven Funds and other investments, increased to a loss of $2.9 million for the three months ended March 31, 2010, from a loss of $4.9 million for the comparable period in 2009. For the three months ended March 31, 2010, Corporate recorded a revenue reduction of $2.9 million relating to the elimination of the intercompany fee paid to our FICC segment with respect to the offering of our Notes for consolidation purposes.

Expenses

Employee compensation and benefits expense increased to $138.4 million for the three months ended March 31, 2010, from $109.2 million for the comparable period in 2009. As a percentage of total revenue, Employee compensation and benefits increased to 48.7% for the three months ended March 31, 2010, from 44.5% for the comparable period in 2009. The increase on a dollar basis and as a percentage of total revenues was primarily due to a shift in the mix of our business in the current quarter, with a greater contribution from our voice-related KFI business, and increased headcount due to the growth and investments in both our domestic and international businesses. The number of full time employees from continuing operations increased to 1,150 at March 31, 2010, from 966 at March 31, 2009, primarily due to our move to self clearing, the growth and expansion in our international business and expanded product offerings. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 46.0% to $42.5 million for the three months ended March 31, 2010, from $29.1 million for the comparable period in 2009, primarily due to greater share volumes along with increased regulatory fees due to higher rates. As a percentage of total revenue, Execution and clearance fees increased to 14.9% for the three months ended March 31, 2010, from 11.9% for the comparable period in 2009. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow decreased to $11.0 million for the three months ended March 31, 2010, from $17.0 million for the comparable period in 2009. As a percentage of total revenue, Payments for order flow decreased to 3.9% for the three months ended March 31, 2010, from 6.9% for the comparable period in 2009. This expense decreased primarily due to changes in rebate arrangements with clients and an increase in revenues that do not have rebates associated with them.

There was no Writedown of assets for the three months ended March 31, 2010. Writedown of assets was $699,000 for the three months ended March 31, 2009, which related to the writedown of capitalized software resulting from the sale of Hotspot’s retail customer accounts.

All other expenses increased by 21.2%, or $8.1 million, to $46.4 million for the three months ended March 31, 2010 from $38.3 million for the comparable period in 2009. Communications and data processing expense increased primarily due to higher market data and connectivity expenses related to the growth within our Equities and FICC segments. Depreciation and amortization expense increased primarily due to fixed asset purchases and greater capitalized software development costs. Occupancy and equipment rentals expense increased primarily due to the costs associated with new office space leases. Professional fees increased due to higher consulting and legal expenses, which have fluctuated based on activity relating to our new business initiatives. Interest expense increased due to our increased stock lending activity and our Notes offering. Other expenses increased due to higher employment fees and other administrative expenses.

Our effective tax rates from continuing operations of 38.8% and 41.4% for the three months ended March 31, 2010 and 2009, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Discontinued Operations

The Company’s former Asset Management segment comprised Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”), which was the registered investment adviser to, and sponsor of, the Deephaven investment funds (the “Deephaven Funds”).

During the first quarter of 2009, Deephaven completed the sale of substantially all of its assets to Stark & Roth, Inc. (together with its affiliates, “Stark”) with Stark agreeing to assume certain limited liabilities of Deephaven. As of that date, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds and we exited the Asset Management business. As a result of this sale, our Asset Management segment was classified as a discontinued operation.

Loss from discontinued operations, net of tax, was $0.3 million and $20.5 million for the three months ended March 31, 2010 and 2009, respectively. See Footnote 12 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of March 31, 2010, we had $3.7 billion in assets, 78.9% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers, financial instruments owned and securities borrowed. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Financial instruments owned principally consist of equity securities that trade on the NYSE, NYSE Amex Equities and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board. Securities borrowed represents the value of cash or collateral deposited with stock lenders to facilitate the trade settlement process.

Other assets primarily represent net deferred tax assets, deposits, receivable from discontinued operations and other miscellaneous receivables.

Total assets increased $704.2 million, or 23.4%, from $3.0 billion at December 31, 2009 to $3.7 billion at March 31, 2010. The majority of the increase in assets relates to increases in securities borrowed and financial instruments owned. Securities borrowed increased by $549.4 million, from $394.4 million at December 31, 2009 to $943.8 million at March 31, 2010, due to matched stock borrowed and stock loaned activity by our self-clearing entity. Financial instruments owned increased by $126.3 million, or 13.6%, from $926.6 million at December 31, 2009, to $1,052.9 million at March 31, 2010, due to the purchased call options relating to our Notes offering and an increase in the size of the securities inventory utilized in our market-making, high velocity algorithmic principal trading activities and trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.

Total liabilities increased $665.1 million, or 36.9%, from $1.8 billion at December 31, 2009 to $2.5 billion at March 31, 2010. The majority of the increase in liabilities relates to increases in the Financial instruments sold, not yet purchased, Long-term debt, Securities loaned and Payable to brokers and dealers offset, in part, by a decrease in our credit facility and Accrued compensation expense. Financial instruments sold, not yet purchased increased by $326.4 million, or 51.1%, from $639.3 million at December 31, 2009, to $965.7 million at March 31, 2010, due to an increase in the size of the securities inventory utilized in our market-making, high velocity algorithmic principal trading activities and trade execution services as well as the embedded conversion derivative associated with our Notes offering. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the increase in our long securities position. Securities loaned increased by $140.0 million, or 25.4%, from $550.2 million at December 31, 2009, to $690.2 million at March 31, 2010 due to matched stock borrowed and stock loaned activity by our self-clearing entity. Long-term debt increased by $301.7 million at March 31, 2010 due to the offering of our Notes. A portion of the proceeds of the Notes were used to repay our $140 million credit facility (the “Prior Credit Facility”) in March 2010.

Stockholders’ equity, excluding Noncontrolling interests, increased by $39.1 million, from $1,213.5 million at December 31, 2009 to $1,252.6 million at March 31, 2010. The increase in stockholders’ equity from December 31, 2009 was primarily a result of stock-based awards activity and net income earned during the three months ended March 31, 2010.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, the proceeds from our borrowing of $140.0 million under the Prior Credit Facility and our Notes offering of $375 million. At March 31, 2010, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $838.6 million.

We have previously disclosed our intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Equities and FICC segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of our stock or debt.

We have acquired several businesses over the last few years. In July 2008, we completed the acquisition of KFI’s business for $75.3 million, comprising $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the transaction include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of KFI during the three-year period following the closing of the transaction. In the third quarter of 2009, KFI achieved its first year performance target which entitled the sellers to receive $33.3 million of the aforementioned earn-out in the form of 1.6 million shares of unregistered Knight common stock, of which 50% will be issued in July 2010 and the remaining 50% will be issued in July 2011.

Income from continuing operations before income taxes was $46.0 million and $51.0 million for the three months ended March 31, 2010 and 2009, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $14.1 million and $12.1 million for the three months ended March 31, 2010 and 2009, respectively. Depreciation expense was $2.9 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $6.3 million and $5.7 million for the three months ended March 31, 2010 and 2009, respectively. There were no non-cash writedowns for the three months ended March 31, 2010. A non-cash writedown of capitalized software related to the sale of Hotspot’s retail client accounts for the three months ended March 31, 2009 was $699,000.

Capital expenditures related to our continuing operations were $9.4 million and $6.3 million during the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, we paid $2.0 million relating to customer lists and purchase of a noncontrolling interest in one of our majority owned subsidiaries. There were no cash payments relating to acquisitions of businesses for the three months ended March 31, 2009. Distributions from investments were $33.1 million and $9.1 million for the three months ended March 31, 2010 and 2009, respectively.

In March 2010, we issued $375.0 million of Notes in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the required repayment of the Prior Credit Facility and accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. For the three months ended March 31, 2010, we recognized interest expense related to the Notes of $1.1 million. See Footnote 7 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

We have an authorized stock repurchase program of $1 billion. During the first quarter of 2010, we repurchased 502,000 shares for approximately $7.7 million under the stock repurchase program. Through March 31, 2010, we repurchased 68.8 million shares for $778.1 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had approximately 94.5 million shares of Class A Common Stock outstanding as of March 31, 2010.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of March 31, 2010, all of our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at March 31, 2010, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$87.9	$1.0	$86.9
KCM	54.0	1.0	53.0
Knight Fixed Income	42.5	1.9	40.6
KCS	38.9	1.0	37.9
Knight Direct	13.1	0.3	12.8

Our foreign registered broker-dealers are subject to certain financial resource requirements of either the FSA or the SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at March 31, 2010 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCEL	$83.9	$38.2	$45.7

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Goodwill and Intangible Assets – As a result of our acquisitions, principally the businesses operating as Knight Direct, Hotspot, Knight BondPoint and KFI, we have acquired goodwill and identifiable intangible assets. We determine the values and useful lives of intangible assets upon acquisition. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. We test goodwill and the useful lives of intangible assets for impairment at least annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $266.5 million as of March 31, 2010 is primarily related to our Equities and FICC segments. Goodwill primarily represents purchases of the businesses now operating as Knight Direct in our Equities segment and Hotspot, Knight BondPoint and KFI in our FICC segment. We test the goodwill in each of our operating segments for impairment at least annually by comparing the estimated fair value of each segment with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable price-to-book multiples and discounted cash flow analyses) and we derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as the overall market value of the Company, compared to the Company’s book value. We performed our annual test for impairment of goodwill in the second quarter of 2009 and determined that goodwill was not impaired at that time. We believe there was no impairment of our goodwill at March 31, 2010.

Intangible assets, with definite lives are amortized over their respective lives. Intangible assets, less accumulated amortization, of $76.2 million at March 31, 2010 are all attributable to our Equities and FICC segments. Substantially all intangible assets resulted from the purchases of the businesses now operating as Knight Direct, Hotspot, Knight BondPoint and Knight Fixed Income. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 24 years. We performed our annual test for impairment of intangible assets with definitive lives in the second quarter of 2009. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarter of 2009, we discontinued the use of the Donaldson trade name. As such, we wrote off $2.4 million in intangible assets related to the trade name. No other events occurred in 2009 or for the three months ended March 31, 2010 that would indicate that the carrying amounts of our amortizable intangible assets may not be recoverable and we do not believe that our intangible assets were impaired as of March 31, 2010.

Financial Instruments and Fair Value – We value our financial instruments using a hierarchy of fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

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

As discussed in Footnote 7 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q, we entered into purchased call options and recorded an embedded conversion derivative concurrent with the issuance of the Notes. The fair value of these derivatives are determined using an option pricing model based on observable inputs, such as, implied volatility of our common stock, risk-free interest rate, and other factors and as such are classified within Level 2 of the fair value hierarchy.

As of March 31, 2010, our investment in the Deephaven Funds, the purchased call options, the embedded conversion derivative and deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of March 31, 2010 and December 31, 2009, we did not hold any financial instruments that met the definition of Level 3.

Investments – Investments comprise strategic investments, investment in the Deephaven Funds and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests and debt instruments held by us within our non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used for investments in limited partnerships and limited liability companies that are held by us or any of our non-broker-dealer subsidiaries. Strategic investments in corporations by such non-broker-dealers are held at amortized cost. The equity method of accounting is used where we are considered to exert significant influence on the investee. Strategic investments are held at cost, less impairment if any, when we are not considered to exert significant influence on the investee. Investments in liquid investment funds, including deferred compensation investments in mutual funds, and the investment in the Deephaven Funds are accounted for at fair value.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If we determine that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated impaired value.

We have several deferred compensation plan investments related to certain employees and directors. These plans provide a return to the participants based upon the performance of various investments. In order to hedge our liability under these plans, we generally acquire the underlying investments and hold such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment loss and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.

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

Market-Making, Trading and Sales Activities – Financial instruments owned and Financial instruments sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

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

We estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Part II, Item 1 included in this Form 10-Q, and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

Accounting Standards Updates

Effective January 1, 2010, we adopted two Accounting Standards Updates (“ASU”), which were issued by the Financial Accounting Standards Board (“FASB”). The first ASU requires a reporting entity to disclose separately the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also clarifies existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements.

The second ASU relates to the accounting for variable interest entities (“VIE”). This ASU significantly changed the criteria by which an enterprise determines whether or not it must consolidate a VIE. Under the new guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.

The adoption of these ASUs had no impact on our Consolidated Financial Statements other than enhanced disclosures when required.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, listed equity options and fixed income products. The fair value of these securities at March 31, 2010 and 2009 was $980.8 million and $812.4 million, respectively, in long positions and $897.1 million and $598.5 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $8.4 million and $21.4 million as of March 31, 2010 and 2009, respectively, due to the offset of gains in short positions against losses in long positions.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that counterparty’s performance obligations will be unenforceable. We are generally subject to extensive regulation in the different jurisdictions in which we conduct our business (see “Government Regulation and Market Structure” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009). We have established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. We have also established procedures that are designed to require that our policies relating to conduct, ethics and business practices are followed.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the first quarter of 2010, the following development occurred in the Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al. action described in the Company’s Form 10-K for the year ended December 31, 2009:

On March 26, 2010, the United States District Court for the Northern District of Illinois granted Knight’s summary judgment motion as to the federal securities law claim, declined to exercise jurisdiction over the state law claims and accordingly dismissed the complaint against Knight as to all plaintiffs. Because the case is continuing against other defendants and thus has not been fully resolved, the order dismissing the complaint against Knight has not yet become final and appealable.

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

In March 2005, NASD (now known as FINRA) announced that it had charged Kenneth Pasternak, former CEO of Knight Securities, L.P. (“KSLP”) (now known as KEM), and John Leighton, former head of KSLP’s institutional sales desk, in an administrative complaint alleging “supervisory violations in connection with fraudulent sales to institutional customers in 1999 and 2000.” Pursuant to a decision dated April 11, 2007, the majority of a NASD Hearing Panel found that Pasternak and Leighton failed to supervise KSLP’s Institutional Sales Department reasonably during the period of January 1999 to September 2000 in violation of NASD rules. Pasternak and Leighton were each fined $100,000. Pasternak was suspended from acting in all supervisory capacities for two years and Leighton was barred from acting in all supervisory capacities. In May 2007, Pasternak and Leighton each filed a Notice of Appeal from the NASD Hearing Panel’s decision and the NASD filed a Notice of Cross-Appeal from the NASD Hearing Panel’s decision. This matter was heard on July 28, 2008 by a sub-committee of FINRA’s National Adjudicatory Council (the “NAC”). In a decision dated March 3, 2010, the NAC reversed the NASD Hearing Panel’s decision, dismissed the allegations in the complaint and vacated the sanctions imposed against Pasternak and Leighton. The decision is now final.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

Item 1A.	Risk Factors

In addition to the other information set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks related to our Businesses

Fluctuations in currency exchange rates could adversely affect our earnings

A significant portion of our international business is conducted in currencies other than the U.S. dollar, and changes in foreign exchange rates relative to the U.S. dollar can therefore affect the value of non-U.S. dollar net assets, revenues and expenses. Potential exposures as a result of these fluctuations in currencies are closely monitored, and, where cost-justified, strategies are adopted that are designed to reduce the impact of these fluctuations on the Company’s financial performance. These strategies may include the financing of non-U.S. dollar assets with borrowings in the same currency and the use of various hedging transactions related to net assets, revenues, expenses or cash flows. Any material fluctuations in currencies could have a material effect on our operating results.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, undertaking additional borrowings or issuing additional debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance all or a portion of our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, we may still incur substantially more debt or take other actions that could increase our aggregate borrowings and adversely impact our ability to service our debt obligations and/or operate or grow our businesses

We and our subsidiaries are not restricted under the terms of the indenture governing the Notes (filed as Exhibit No. 4.1 to the Company’s Form 8-K filed with the SEC on March 19, 2010) (the “Indenture”) or otherwise currently restricted from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking any number of other actions that could increase our aggregate borrowings and adversely impact our ability to service our debt obligations and/or operate or grow our businesses. In particular,,although we repaid all amounts outstanding under and terminated the Prior Credit Facility in connection with the issuance of the Notes, we anticipate (though we can give no assurances) that we will enter into a new senior secured term loan and/or revolving credit facility to meet working capital needs. Any new credit facility or other future borrowings may (1) contain covenants that limit the discretion of our management with respect to certain business matters, (2) require us to meet certain financial ratios and financial conditions tests, and (3) be secured by certain of our assets. Such new credit facility or borrowings could:

•	make it difficult for us to satisfy our obligations with respect to the Notes or other then-outstanding debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	make it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business or otherwise. Furthermore, if future debt financing is not available to us when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material and adverse effect on our operating results and financial condition.

We may not have the ability to raise the funds necessary to pay the cash due upon conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes

Holders of the Notes have the right to require us to repurchase the Notes upon the occurrence of a fundamental change at 100% of their principal amount, plus accrued and unpaid interest, if any, and upon conversion of any Notes, we will be required to pay to the holder of a Note a cash payment based on the applicable conversion rate as described in the Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered therefore or settle conversions of the Notes. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the Indenture or to pay cash upon future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results

In the event the conditional conversion features of the Notes are triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option as described in the Indenture. If one or more holders elect to convert their Notes, we would be required to pay cash to such holder to settle any such conversion, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to recharacterize all or a portion of the outstanding principal of the Notes as a short-term rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting for the Notes will result in our having to recognize interest expense significantly greater than the stated interest rate of the Notes and may result in volatility to our Consolidated Statements of Operations

As described in the Indenture, we will settle conversions of the Notes entirely in cash. Accordingly, the conversion option that is part of the Notes is accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. In general, this resulted in an initial valuation of the conversion option, which was bifurcated from the debt component of the Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the Notes, which will result in an effective interest rate reported in our Consolidated Statements of Operations significantly in excess of the stated coupon rate of the Notes. This will reduce our earnings and could adversely affect the price at which our Class A common stock trades, but will have no effect on the amount of cash interest paid to holders or on our cash flows.

For each financial statement period after issuance of the Notes, a gain (or loss) will be reported in our Consolidated Statements of Operations to the extent the valuation of the conversion option changes from the previous period. The cash convertible note hedge transaction is described in Exhibits No. 10.1(a) and 10.1(b) of Form 8-K, filed on March 19, 2010, will also be accounted for as a derivative, offsetting the gain (or loss) associated with changes to the valuation of the conversion option. Although we do not expect there to be any net impact to our Consolidated Statements of Operations as a result of our issuing the Notes and entering into the cash convertible note hedge transaction, we cannot assure that these transactions will be completely offset, which may result in volatility on our Consolidated Statements of Operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the first quarter of 2010 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010
Common stock repurchases	55		55	$228,747
Employee transactions(2)	649		-

Total	704	$15.81	55

February 1, 2010 – February 28, 2010
Common stock repurchases	447		447	$221,881
Employee transactions(2)	7		-

Total	455	$15.36	447

March 1, 2010 – March 31, 2010
Common stock repurchases	-		-	$221,881
Employee transactions(2)	3		-

Total	3	$15.93	-

Total
Common stock repurchases	502		502
Employee transactions(2)	659		-

Total	1,161	$15.63	502

Totals may not add due to rounding.

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
4.1	Indenture, dated as of March 19, 2010, among Knight Capital Group, Inc. and Deutsche Bank Trust Company Americas, as trustee (Incorporated herein by reference to Exhibit 4.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010)
10.1	Base Call Option Transaction Confirmation dated March 15, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated herein by reference to Exhibit 10.1(a) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010)
10.2	Base Call Option Transaction Confirmation dated March 15, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG (Incorporated herein by reference to Exhibit 10.1(b) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010)
10.3	Base Warrants Confirmation dated March 15, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated herein by reference to Exhibit 10.2(a) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010)
10.4	Base Warrants Confirmation dated March 15, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG (Incorporated herein by reference to Exhibit 10.2(b) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010)
10.5	Amendment to Base Call Option Transaction Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association (Incorporated herein by reference to Exhibit 10.1(c) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010)
10.6	Amendment to Base Call Option Transaction Confirmation dated March 26, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG (Incorporated herein by reference to Exhibit 10.1(d) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010)
10.7	Additional Warrants Confirmation dated March 26, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG (Incorporated herein by reference to Exhibit 10.2(c) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 7th day of May, 2010.

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)