Form 10-Q
period 2010-06-30
KNIGHT CAPITAL GROUP, INC.
filed 2010-08-09
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 6, 2010 the number of shares outstanding of the Registrant’s Class A Common Stock was 94,592,766 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2010

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$177,992	$175,797	$337,505	$326,507
Net trading revenue	187,964	135,405	312,928	234,865
Interest, net	137	(1,041)	761	(1,638)
Investment income (loss) and other, net	181	3,706	(681)	(513)

Total revenues	366,274	313,867	650,513	559,221

Expenses
Employee compensation and benefits	158,695	135,614	297,045	244,801
Execution and clearance fees	47,521	42,432	89,983	71,523
Communications and data processing	17,071	14,281	33,129	28,069
Payments for order flow	11,089	23,047	22,114	40,074
Depreciation and amortization	9,834	8,260	19,069	16,447
Interest	7,137	974	9,611	1,955
Occupancy and equipment rentals	6,361	5,890	12,702	11,251
Business development	6,312	5,093	10,540	9,439
Professional fees	4,033	3,098	8,786	6,000
Writedown of assets and lease loss accrual (benefit), net	1,032	(10,695)	1,032	(9,996)
Other	6,061	4,981	9,416	7,736

Total expenses	275,146	232,975	513,427	427,299

Income from continuing operations before income taxes	91,128	80,892	137,086	131,922
Income tax expense	36,693	32,934	54,533	54,082

Income from continuing operations, net of tax	54,435	47,958	82,553	77,840
Loss from discontinued operations, net of tax	(44)	(12,460)	(350)	(32,975)

Net income	$54,391	$35,498	$82,203	$44,865

Basic earnings per share from continuing operations	$0.61	$0.55	$0.92	$0.89

Diluted earnings per share from continuing operations	$0.58	$0.52	$0.88	$0.85

Basic earnings per share from discontinued operations	$0.00	$(0.14)	$0.00	$(0.38)

Diluted earnings per share from discontinued operations	$0.00	$(0.13)	$0.00	$(0.36)

Basic earnings per share	$0.61	$0.41	$0.92	$0.51

Diluted earnings per share	$0.58	$0.39	$0.88	$0.49

Shares used in computation of basic earnings per share	89,425	87,410	89,462	87,162

Shares used in computation of diluted earnings per share	93,508	92,136	93,891	92,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash and cash equivalents	$422,690	$427,106
Financial instruments owned, at fair value	1,239,162	926,589
Collateralized agreements:
Securities borrowed	1,189,265	394,417
Receivable from brokers and dealers	771,357	500,143
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	103,117	98,696
Investments	88,672	118,619
Goodwill	266,530	265,530
Intangible assets, less accumulated amortization	88,451	93,332
Other assets	199,897	189,592

Total assets	$4,369,141	$3,014,024

LIABILITIES & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value	$986,855	$639,259
Collateralized financings:
Securities loaned	870,374	550,226
Financial instruments sold under agreements to repurchase	80,000	-
Other secured financings	35,000	-
Payable to brokers and dealers	480,521	155,148
Accrued compensation expense	127,450	205,282
Accrued expenses and other liabilities	178,552	109,987
Credit facility	-	140,000
Long-term debt	304,844	-

Total liabilities	3,063,596	1,799,902

Equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock	1,621	1,586
Shares authorized: 500,000 at June 30, 2010 and at December 31, 2009; Shares issued: 162,134 at June 30, 2010 and 158,641 at December 31, 2009;
Shares outstanding: 94,353 at June 30, 2010 and 92,791 at December 31, 2009
Additional paid-in capital	791,489	746,778
Retained earnings	1,308,027	1,229,112
Treasury stock, at cost; 67,781 shares at June 30, 2010 and 65,850 shares at December 31, 2009	(793,931)	(763,974)
Accumulated other comprehensive loss	(2,281)	-

Total Knight Capital Group, Inc. stockholders’ equity	1,304,925	1,213,502
Noncontrolling interests	620	620

Total equity	1,305,545	1,214,122

Total liabilities and equity	$4,369,141	$3,014,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$82,203	$44,865
Loss from discontinued operations, net of tax	(350)	(32,975)

Income from continuing operations, net of tax	82,553	77,840
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Stock-based compensation	28,120	24,745
Depreciation and amortization	19,069	16,447
Debt discount accretion and other debt related expenses	4,385	-
Deferred rent	1,938	972
Writedown of assets and lease loss accrual (benefit), net	1,032	(9,996)
Unrealized loss (gain) on investments	894	(253)
Operating activities from discontinued operations	(397)	23,006
(Increase) decrease in operating assets
Financial instruments owned, at fair value	(261,612)	(332,112)
Securities borrowed	(794,848)	15,388
Receivable from brokers and dealers	(271,214)	(178,305)
Other assets	(6,552)	(23,039)
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	296,634	208,147
Securities loaned	320,148	-
Financial instruments sold under agreements to repurchase	80,000	-
Other secured financings	35,000	-
Payable to brokers and dealers	325,373	192,276
Accrued compensation expense	(74,527)	(35,250)
Accrued expenses and other liabilities	69,335	(14,168)

Net cash used in operating activities	(144,669)	(34,302)

Cash flows from investing activities
Distributions from investments	34,446	15,643
Purchases of investments	(5,400)	(5,109)
Purchases of fixed assets and leasehold improvements	(17,933)	(20,069)
Purchase of noncontrolling interest	(1,000)	-
Purchase of customer list	(1,000)	-

Net cash provided by (used in) investing activities	9,113	(9,535)

Cash flows from financing activities
Repayment of credit facility	(140,000)	-
Proceeds from issuance of cash convertible notes	363,808	-
Purchase of call options	(73,750)	-
Proceeds from issuance of warrants	15,000	-
Stock options exercised	501	4,385
Income tax benefit on stock awards exercised	120	1,476
Cost of common stock repurchased	(32,258)	(8,895)
Financing activities from discontinued operations	-	(6,178)

Net cash provided by (used in) financing activities	133,421	(9,212)

Effect of exchange rate changes on cash and cash equivalents	(2,281)	-

Decrease in cash and cash equivalents	(4,416)	(53,049)
Cash and cash equivalents at beginning of period	427,106	416,957

Cash and cash equivalents at end of period	$422,690	$363,908

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,065	$1,871

Cash paid for income taxes	$51,675	$56,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has three operating segments, (i) Equities, (ii) Fixed Income, Currencies and Commodities (“FICC”) and (iii) Corporate. As of June 30, 2010, the Company’s operating segments comprised the following:

Equities

•

Knight Equity Markets, L.P. (“KEM”) primarily operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market and quoted on the OTC Bulletin Board and Pink OTC Markets. KEM also operates the Company’s primary domestic institutional equity sales business.

•	Knight Capital Markets LLC (“KCM”) primarily operates as a market maker in the over-the-counter market for NYSE, NYSE Amex Equities and NYSE Arca listed securities.

•

Knight Capital Europe Limited (“KCEL”) is a U.K. registered broker-dealer that provides trade execution services for institutional and broker-dealer clients in U.S., European and Asian equities. KCEL also provides trade execution services for institutional clients in U.S., European and Asian fixed income and foreign exchange products.

•	Knight Capital Asia Limited LLC (“KCAL”) provides trade execution services in Asian, U.S. and European equities and fixed income to institutional clients worldwide.

•

Knight Direct LLC (“Knight Direct”) provides institutions with direct market access trading through Knight DirectTM, an advanced electronic platform. Knight Direct offers a suite of algorithms that allow buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs. Knight Direct’s European business is operated through KCEL.

•

Knight Clearing Services LLC (“KCS”) operates as a self clearing broker-dealer that provides settlement and clearance services for the Company’s broker-dealer subsidiaries. KCS is a member of The Depository Trust Company and the National Securities Clearing Corporation. KCS is a registered clearing member of NYSE, Nasdaq, ISE, NSX, Chicago Stock Exchange, CBOE Stock Exchange, Nasdaq OMX, Nasdaq OMX BX, Nasdaq OMX PHLX, NYSE Arca and BATS.

FICC

•

Knight Libertas Holdings LLC and its affiliates, (collectively, “Knight Fixed Income”) provide research, sales and trading across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, federal agency securities, convertible bonds, hybrid securities, syndicated bank loans and emerging markets. Knight Fixed Income also provides capital markets services to corporate issuers and private companies. Knight Fixed Income’s European business is operated through KCEL.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

•

Hotspot Holdings FX, Inc. and its subsidiaries (“Hotspot”) provide institutions and dealers with spot foreign exchange, gold and silver executions through an advanced, fully electronic platform. Hotspot’s European business is operated through KCEL.

•	Knight BondPoint, Inc. (“Knight BondPoint”) provides electronic access and trade execution services for the retail fixed income market.

Knight’s domestic broker-dealers are registered with the SEC, and are members of one or more self-regulatory organizations, including the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”), and the National Futures Association (“NFA”). Additionally, Knight’s domestic broker-dealers are members of all major U.S. stock, options and futures exchanges and marketplaces. KCEL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and is a member of most European Regulated Markets and Multi-Lateral Trading. KCAL is a broker-dealer registered as an exchange participant with the Hong Kong Stock Exchange and is regulated by the Hong Kong Securities and Futures Commission (“SFC”).

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

Discontinued Operations

The Company’s former Asset Management segment comprised Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”), which was formerly the registered investment adviser to, and sponsor of, the Deephaven investment funds (the “Deephaven Funds”). During the first quarter of 2009, Deephaven completed the sale of substantially all of its assets to Stark & Roth, Inc. (together with its affiliates, “Stark”) with Stark agreeing to assume certain limited liabilities of Deephaven. At that time, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds and the Company exited the Deephaven business. As a result of this sale, Deephaven was classified as a discontinued operation.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Market-making, trading and sales activities

Financial instruments owned and Financial instruments sold, not yet purchased, which primarily consist of listed and OTC equity securities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Such interest expense, which has been netted against interest income on the Consolidated Statements of Operations, was $2.8 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively, and $4.6 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market-making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income of $4.6 million and $4.2 million for the three months ended June 30, 2010 and 2009, respectively, and $11.1 million and $9.6 million for the six months ended June 30, 2010 and 2009, respectively. Net trading revenue also includes dividend expense of $2.6 million and $4.1 million for the three months ended June 30, 2010 and 2009, respectively, and $7.6 million and $7.9 million for the six months ended June 30, 2010 and 2009, respectively.

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Collateralized agreements and financings

Collateralized agreements consist of securities borrowed. Collateralized financings consist of securities loaned, financial instruments sold under agreements to repurchase, and other secured financings.

•

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral advanced or received, which approximates fair value. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. Securities loaned transactions help finance the Company’s securities inventory whereby the Company lends stock in exchange for the receipt of cash or other collateral from the borrower. In these transactions, the Company receives or lends cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, with additional collateral obtained or refunded as necessary.

•

Financial instruments sold under agreements to repurchase are used to finance securities inventory and are recorded at their contractual amount, which approximates fair value. The Company has entered into tri-party repurchase agreements which bear interest at negotiated rates. The Company receives cash and makes delivery of financial instruments to a custodian who monitors the market value of these securities on a daily basis. The market value of the securities delivered must be equal to or in excess of the principal amount loaned under the tri- party repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate.

•

Other secured financings are additional contractual agreements used to finance securities inventory and are recorded at their contractual amount, which approximates fair value. These agreements are short-term and usually have duration of less than a week and bear interest at negotiated rates. The Company receives cash and pledges financial instruments to banks as collateral for these secured financing arrangements. The market value of the securities delivered must be in excess of the principal amount loaned plus the agreed upon margin requirement under the secured financings. The banks may request additional collateral, if appropriate.

The Company’s collateralized agreements and financings are recorded at amounts that approximate fair value as these items are not materially sensitive to shifts in variable interest rates because of their short-term nature and are fully collateralized.

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

As discussed in Footnote 8 “Long-Term Debt,” the Company entered into purchased call options and recorded an embedded conversion derivative concurrent with its issuance of long-term debt. The fair value of these options and derivative are determined using an option pricing model based on observable inputs such as implied volatility of the Company’s common stock, risk-free interest rate, and other factors and, as such, are classified within Level 2 of the fair value hierarchy.

As of June 30, 2010, the Company’s investment in the Deephaven Funds, the purchased call options, the embedded conversion derivative and deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of June 30, 2010 and December 31, 2009, the Company did not hold any financial instruments that met the definition of Level 3. There were no transfers of assets and liabilities between any levels for all periods presented.

Investments

Investments comprise strategic investments, deferred compensation investments and investment in the Deephaven Funds. Strategic investments include noncontrolling equity ownership interests and debt instruments held by the Company within its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Strategic investments are held at cost, less impairment if any, when the Company is not considered to exert significant influence on the investee. The equity method of accounting is generally used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries while strategic investments

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

in corporations by such non-broker-dealers are generally held at adjusted cost. Investments in liquid investment funds, including deferred compensation investments in mutual funds, and the investment in the Deephaven Funds are accounted for at fair value.

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

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive income (loss) (see Footnote 9 “Comprehensive Income”). Gains or losses resulting from foreign currency transactions are included in

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2010, losses of $12,000 and $0.5 million, respectively, were recorded in Investment income (loss) and other, net on the Consolidated Statements of Operations.

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

Accounting Standards Updates

Effective January 1, 2010, the Company adopted two Accounting Standards Updates (“ASU”), which were issued by the Financial Accounting Standards Board (“FASB”). The first ASU requires a reporting entity to disclose separately the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also clarifies existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. Certain disclosure requirements of this ASU were effective for the Company beginning in the first quarter of 2010, while other disclosure requirements of this ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s Consolidated Financial Statements.

The second ASU relates to the accounting for VIEs. This ASU significantly changed the criteria by which an enterprise determines whether or not it must consolidate a VIE. Under the new guidance,

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of this ASU had no impact on the Company’s Consolidated Financial Statements.

3.	Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,173.5	$-	$-	$1,173.5
U.S. government obligations	9.6	-	-	9.6
Corporate debt	3.4	-	-	3.4
Listed equity options	1.6	-	-	1.6
Purchased call options	-	51.0	-	51.0

Total Financial instruments owned, at fair value	1,188.2	51.0	-	1,239.2

Deferred compensation investments(2)	-	14.7	-	14.7
Investment in Deephaven Funds(2)	-	4.4	-	4.4

Total fair value of financial instrument assets	$1,188.2	$70.1	$-	$1,258.3

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$929.7	$-	$-	$929.7
U.S. government obligations	2.1	-	-	2.1
Listed equity options	2.0	-	-	2.0
Corporate debt	2.0	-	-	2.0
Embedded conversion derivative	-	51.0	-	51.0

Total fair value of financial instrument liabilities	$935.9	$51.0	$-	$986.9

(1)	Equities of $288.9 million have been netted by their respective long and short positions by CUSIP.
(2)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $9.0 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.
Totals	may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$921.1	$-	$-	$921.1
U.S. government obligations	3.5	-	-	3.5
Listed equity options	2.0	-	-	2.0

Total Financial instruments owned, at fair value	926.6	-	-	926.6

Deferred compensation investments(2)	-	45.0	-	45.0
Investment in Deephaven Funds(2)	-	8.5	-	8.5

Total fair value of financial instrument assets	$926.6	$53.5	$-	$980.0

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$638.1	$-	$-	$638.1
Listed equity options	1.2	-	-	1.2

Total fair value of financial instrument liabilities	$639.3	$-	$-	$639.3

(1)	Equities of $191.1 million have been netted by their respective long and short positions by CUSIP.
(2)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $10.5 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.
Totals	may not add due to rounding.

The following table summarizes the fair value of derivative instruments not designated as hedging instruments in the Consolidated Statements of Financial Condition and the effect of changes in fair value on the Consolidated Statements of Operations (in millions):

Derivative Instruments not Designated as Hedging Instruments	Balance Sheet Location	Fair Value as of
		June 30, 2010	December 31, 2009
Asset Derivatives:	Financial instruments owned, at fair value
Purchased call options		$51.0	$-
Listed equity options(1)		1.6	2.0

		$52.6	$2.0

Liability Derivatives:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$51.0	$-
Listed equity options(1)		2.0	1.2

		$53.0	$1.2

(1)	As of June 30, 2010, the Company held 13,327 long and 14,104 short listed equity option contracts. As of December 31, 2009, the Company held 9,185 long and 5,675 short listed equity option contracts. The contracts are not subject to collateral and are not netted.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Derivative Instruments not Designated as Hedging Instruments	Statement of Operations Location	Gain (Loss) Recognized For the Three Months Ended June 30,
		2010	2009
Purchased call options	Investment income (loss) and other, net	$(17.6)	$-
Listed equity options	Net trading revenue	0.0	(4.1)
Embedded conversion derivative	Investment income (loss) and other, net	17.6	-

		$0.0	$(4.1)

Derivative Instruments not Designated as Hedging Instruments	Statement of Operations Location	Gain (Loss) Recognized For the Six Months Ended June 30,
		2010	2009
Purchased call options	Investment income (loss) and other, net	$(22.8)	$-
Listed equity options	Net trading revenue	(0.2)	(6.0)
Embedded conversion derivative	Investment income (loss) and other, net	22.8	-

		$(0.2)	$ (6.0)

4.	Collateralized Transactions

The Company receives financial instruments as collateral in connection with securities borrowed. Such financial instruments generally consist of equity and convertible securities but may include obligations of the U.S. government, federal agencies, sovereignties and corporations. In most cases, the Company is permitted to deliver or repledge these financial instruments in connection with securities lending and other secured financings and meeting settlement requirements. As of June 30, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.01 billion, of which $966.2 million had been delivered or repledged, of which $528.3 million could be repledged by the receiving counterparty. As of December 31, 2009, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $349.1 million, of which $314.7 million had been delivered or repledged, all of which could be repledged by the receiving counterparty. The Company also pledges assets that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Financial instruments pledged to counterparties that have the right to deliver or repledge them were $285.3 million and $212.5 million at June 30, 2010 and December 31, 2009, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition.

The Company enters into collateralized transactions in order to finance securities inventory positions. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Financial instruments owned and pledged to counterparties that did not have the right to sell or repledge such financial instruments are included in Financial instruments owned, at fair value in the Consolidated Statements of Financial Condition aggregated $145.5 million as of June 30, 2010 and consisted of equity securities. Repurchase agreements and other secured financings are short-term and mature within one year.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Receivable from and Payable to Brokers and Dealers

Amounts receivable from and payable to brokers and dealers consist of the following (in millions):

	June 30, 2010	December 31, 2009
Receivable:
Clearing brokers and other	$612.6	$412.7
Securities failed to deliver	158.8	87.5

	$771.4	$500.1

Payable:
Clearing brokers and other	409.0	92.8
Securities failed to receive	71.5	62.4

	$480.5	$155.1

Totals	may not add due to rounding.

6.	Investments

Investments of $88.7 million at June 30, 2010 included $69.5 million of strategic investments, $14.7 million of deferred compensation investments related to employee and director deferred compensation plans and $4.4 million of investment in the Deephaven Funds. Strategic investments of $69.5 million at June 30, 2010 consisted of $64.0 million in eleven limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $0.5 million of investments in common stock of two private companies representing less than 20% equity ownership which are held at adjusted cost, and $5.0 million in four debt instruments, which are held at adjusted cost. Included in the $64.0 million investment in limited liability companies at June 30, 2010 is a $45.1 million equity investment in Direct Edge.

Investments of $118.6 million at December 31, 2009 included $65.2 million of strategic investments, $45.0 million of deferred compensation investments related to employee and director deferred compensation plans and $8.5 million of investments in Deephaven funds. Strategic investments of $65.2 million at December 31, 2009 consisted of $57.4 million in ten limited liability companies, limited partnership investments and a corporation accounted for under the equity method, $0.3 million of investments in common stock of two private companies representing less than 20% equity ownership which are held at adjusted cost, and $7.5 million in five debt instruments, which are held at adjusted cost. Included in the $57.4 million investment in limited liability companies at December 31, 2009 is a $41.3 million equity investment in Direct Edge.

See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of Investments.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or when an event occurs or circumstances change that signify the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2010, the Company tested for the impairment of goodwill and intangible assets with indefinite lives.

Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarter of 2010, the Company discontinued the use of the Libertas trade name and wrote off the remaining book value of $0.3 million. During the second quarter of 2009, the Company discontinued the use of the Donaldson trade name and wrote off the remaining book value of $2.4 million. No other events occurred during the three and six months ended June 30, 2010 and 2009 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

Goodwill of $114.7 million at both June 30, 2010 and December 31, 2009 related to the Equities segment and goodwill of $150.8 million at both June 30, 2010 and December 31, 2009 related to the FICC segment. At June 30, 2010 Goodwill included $1.0 million in the Corporate segment related to the purchase of a noncontrolling interest in one of the Company’s majority owned subsidiaries. Goodwill primarily represents the Company’s purchases of the businesses now operating as KCM, Knight Direct, Hotspot, Knight BondPoint and Knight Fixed Income.

The Company had intangible assets, net of accumulated amortization, of $27.2 million and $28.6 million at June 30, 2010 and December 31, 2009, respectively, related to the Equities segment, $46.0 million and $49.3 million at June 30, 2010 and December 31, 2009, respectively, related to the FICC segment. The Company had intangible assets, net of accumulated amortization, of $15.3 million and $15.5 million at June 30, 2010 and December 31, 2009, respectively, related to the Corporate segment which comprised the Company’s ISE trading rights. Total Intangible assets decreased by $4.9 million during the six months ended June 30, 2010 primarily due to amortization expense offset by the purchase of a newly acquired customer list in the Equities segment. Intangible assets primarily represent client relationships and are amortized over their remaining useful lives, the majority of which have been determined to range from 4 to 24 years. The weighted average remaining life of the Company’s intangible assets at June 30, 2010 and December 31, 2009 is approximately eleven years.

The Company recorded amortization expense, related to its intangible assets of $2.9 million and $2.6 million, for the three months ended June 30, 2010 and 2009, respectively, and $5.6 million and $5.5 million, for the six months ended June 30, 2010 and 2009, respectively. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $6.0 million for the remainder of 2010, $11.9 million in 2011, $11.6 million in 2012, $10.2 million in 2013 and $9.1 million in 2014.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The chart below summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of June 30, 2010 and December 31, 2009 (in millions):

Goodwill		June 30, 2010	December 31, 2009
Equities
Purchase of Trimark business		$10.1	$10.1
Purchase of Tradetech business		3.0	3.0
Purchase of Donaldson business		3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe		2.5	2.5
Purchase of Direct Trading business		43.8	43.8
Purchase of EdgeTrade business		51.7	51.7

Total		114.7	114.7

FICC
Purchase of Hotspot business		55.7	55.7
Purchase of Valubond business		14.2	14.2
Purchase of Libertas business		81.0	81.0

Total		150.8	150.8

Corporate
Other		1.0	-

Total		1.0	-

Consolidated Total		$266.5	$265.5

Intangible Assets		June 30, 2010	December 31, 2009
Customer relationships(1)	Gross carrying amount	$86.3	$85.3
	Accumulated amortization	(27.8)	(23.6)

	Net carrying amount	58.5	61.7

Trade names(2)	Gross carrying amount	8.3	8.8
	Accumulated amortization	(1.4)	(1.3)

	Net carrying amount	6.9	7.5

Other(3)	Gross carrying amount	28.8	29.0
	Accumulated amortization	(5.7)	(4.8)

	Net carrying amount	23.1	24.2

Total	Gross carrying amount	123.4	123.0
	Accumulated amortization	(34.9)	(29.7)

	Net carrying amount	$88.5	$93.3

(1)	- Customer relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade and Libertas acquisitions. The weighted average remaining life is approximately 11 years as of June 30, 2010 and December 31, 2009. Lives may be reduced depending upon actual retention rates.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(2)	- Trade names relate to the acquisitions of Hotspot and EdgeTrade. The weighted average remaining life is approximately 16 years as of June 30, 2010 and December 31, 2009. During the second quarter of 2010, the "Libertas" trade name with an unamortized cost of $0.3 million was written off. During 2009, the "Donaldson" trade name with an unamortized cost of $2.4 million was written off.
(3)	- Other includes trading rights, technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately eight and seven years as of June 30, 2010 and December 31, 2009, respectively.

Totals may not add due to rounding.

8.	Long-Term Debt

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

The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In connection with the issuance of the Notes, the Company recognized an original issue discount of $73.8 million which will be accreted to interest expense over the term of the Notes, resulting in an effective interest rate of the Notes of approximately 7.9%. The Notes, net of original issue discount are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition. As of June 30, 2010 the net balance was $304.8 million.

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

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the "option counterparties") that are expected generally to reduce Knight's exposure to potential cash payments in excess of the principal

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

amount of the Notes that may be required to be made by Knight upon the cash conversion of the Notes. The purchased call options cover, subject to adjustments, approximately 18 million shares of our Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of our Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of June 30, 2010, the fair value of the purchased call options was $51.0 million.

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

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of June 30, 2010, the fair value of the embedded conversion derivative was $51.0 million.

Both the purchased call options and the embedded conversion derivative are derivative instruments and as such are marked to fair value each reporting period with any change recognized on the Consolidated Statements of Operations as Investment income (loss) and other, net. The Company expects the gain or loss associated with changes to the valuation of the purchased call options to substantially offset the gain or loss associated with changes to the valuation of the embedded conversion derivative.

In connection with the issuance of the Notes, the Company incurred issuance costs of $8.5 million. The issuance costs are recorded within Other assets in the Consolidated Statements of Financial Condition and are amortized over the term of the Notes. For the three and six months ended June 30, 2010, the Company recognized $0.4 million and $0.5 million of amortization of the debt issuance costs, respectively, and $6.4 million and $7.5 million of interest expense, respectively, related to the Notes, both of which are included in Interest expense on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Concurrent with the Notes offering, the Company repaid the amounts outstanding under the $140.0 million credit agreement originally entered into on October 9, 2007. Approximately $0.9 million of interest expense relating to the credit agreement was recorded for the three months ended June 30, 2009 and $0.5 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively.

9.	Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	For the three months ended June 30,
	2010	2009
Net Income	$54.4	$35.5
Other comprehensive income:
Currency translation adjustment	(0.4)	-

Comprehensive income	$54.0	$35.5

	For the six months ended June 30,
	2010	2009
Net Income	$82.2	$44.9
Other comprehensive income:
Currency translation adjustment	(4.7)	-

Comprehensive income	$77.5	$44.9

10.	Stock-Based Compensation

The Company previously established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan, the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Existing Stock Plans”) and the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”). At the Company’s 2010 Annual Meeting of Stockholders, the Company’s stockholders approved the Knight Capital Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”, collectively with the Existing Stock Plans and the Inducement Plan, the “Stock Plans”). As a result of the establishment of the 2010 Plan, the 2010 Plan replaced the Existing Stock Plans for future equity grants and no additional grants will be made under the Existing Stock Plans (but the terms and conditions of any outstanding equity grants under the Existing Stock Plans will not be affected). Shares remaining available for grant under the Existing Stock Plans as of the approval date of the 2010 Plan were transferred to, and made available for grant under the 2010 Plan. In addition, any shares which would have become available again under the Existing Stock Plans due to cancellation or expiration of existing grants under the Existing Stock Plans will become available for grant under the 2010 Plan.

The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan, 2010 Plan and Inducement Plan only), restricted stock and restricted stock units (collectively, the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

“awards”), as defined by the Stock Plans. In addition to overall limitations on the aggregate number of awards that may be awarded under the Stock Plans, the Stock Plans (except for the Inducement Plan) limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan and 2010 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of June 30, 2010, the Company has not issued any stock appreciation rights.

Restricted Shares and Restricted Stock Units

Eligible employees and directors may receive restricted shares and/or restricted stock units (collectively “restricted awards”) as a portion of their total compensation. The substantial majority of restricted awards generally vest ratably over three years. During 2009, the Company established the Inducement Plan with 1.5 million authorized shares and granted 378,000 restricted shares as inducement awards to new employees pursuant to this plan. During the six months ended June 30, 2010, the Company issued 197,000 restricted shares as inducement awards pursuant to this plan. These shares were issued out of treasury and vest ratably over three years. The fair value of the inducement awards are measured in the same manner as other restricted awards. The Company has also issued restricted awards that vest based upon the market price of Knight’s common stock reaching a certain price for a specified period of time (“Market Shares”). The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances. Restricted awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

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

The Company recorded compensation expense from continuing operations of $13.3 million and $12.2 million for the three months ended June 30, 2010 and 2009, respectively, and $26.3 million and $23.4 million for the six months ended June 30, 2010 and 2009, respectively, relating to restricted awards, the majority of which has been included in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to restricted awards was $5.3 million and $4.9 million for the three months ended June 30, 2010 and 2009, respectively, and $10.5 million and $9.4 million for the six months ended June 30, 2010 and 2009, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes restricted awards activity during the six months ended June 30, 2010 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2010	2,186.5	$16.92	3,590.7	$15.60
Granted	382.3	15.74	3,395.3	15.57
Vested	(1,061.5)	17.21	(708.0)	18.33
Forfeited	(83.5)	15.79	(54.3)	17.40

Outstanding at June 30, 2010	1,423.8	$16.46	6,223.8	$15.26

Totals	may not add due to rounding.

There is $81.2 million of unamortized compensation related to unvested restricted awards outstanding at June 30, 2010. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 1.8 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. During the six months ended June 30, 2010, the Company granted 1.2 million options to employees. Based on the results of the model, the weighted-average fair value of the stock options granted during the six months ended June 30, 2010 and 2009 was $4.93 and $5.43 per option, respectively.

The Company recorded compensation expense of $0.7 million and $0.4 million, for the three months ended June 30, 2010 and 2009, respectively, and $1.8 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively, relating to stock options, all of which was

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

recorded in Employee compensation and benefits on the Consolidated Statements of Operations. The total income tax benefit recognized on the Consolidated Statements of Operations related to stock options was $0.3 million and $0.2 million, for the three months ended June 30, 2010 and 2009, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2010 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2010	3,554.0	$13.29
Granted at market value	1,185.1	15.89
Exercised	(50.4)	10.15
Forfeited or expired	(292.3)	19.05

Outstanding at June 30, 2010	4,396.4	$13.64

Vested at June 30, 2010	4,381.2	$13.64

Available for future grants at June 30, 2010*	10,812.7

Totals may not add due to rounding.

*	Represents both options and awards available for grant

There is $4.4 million of unrecognized compensation related to unvested stock options outstanding at June 30, 2010. The cost of these unvested awards is expected to be recognized over a weighted average life of 2.3 years.

11.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company files separate company income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	4.8%	5.5%	4.6%	5.8%
Nondeductible charges and Other, net	0.5%	0.2%	0.2%	0.2%

Actual income tax rate	40.3%	40.7%	39.8%	41.0%

At June 30, 2010, the Company had $0.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

As of June 30, 2010, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2008, and to non-U.S. income tax examinations for the tax years 2006 through 2008. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2008. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

It is the Company’s policy to record interest and penalties associated with tax audits as a component of Income from continuing operations before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Interest expense or Interest, net, respectively, on the Consolidated Statements of Operations.

12.	Writedown of Assets and Lease Loss Accrual (Benefit), Net

The Writedown of assets and lease loss accrual (benefit), net was a charge of $1.0 million and a benefit of $10.7 million for the three months ended June 30, 2010 and 2009, respectively, and a charge of $1.0 million and a benefit of $10.0 million for the six months ended June 30, 2010 and 2009, respectively.

In the second quarter of 2010, the Company recorded a charge of $0.3 million related to the Company’s decision to discontinue the use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity.

During the second quarter of 2009, the Company recorded a benefit of $13.1 million related to a reversal of a previously recognized lease loss with respect to the Company’s office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out and occupy the excess office space and therefore recorded a benefit related to the reversal of such previously recorded lease loss.

Also included in the 2009 Writedown of assets and lease loss accrual (benefit), net is a charge of $2.4 million related to the Company’s decision to discontinue the use of the Donaldson trade name and the writedown of $0.7 million of capitalized software resulting from the sale of Hotspot’s retail customer accounts, which was recorded in the first quarter of 2009.

13.	Discontinued Operations

In the first quarter of 2009, Deephaven completed the sale of substantially all of its assets to Stark & Roth, Inc. (together with its affiliates, “Stark”) with Stark agreeing to assume certain limited liabilities of Deephaven. At that time, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds and the Company exited the Deephaven business. As a result of this sale, Deephaven was classified as a discontinued operation.

Loss from the discontinued operations, net of tax for the three months ended June 30, 2010 and 2009 were $44,000 and $12.5 million, respectively, and $0.3 million and $33.0 million for the six months ended June 30, 2010 and 2009, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

At June 30, 2010 and December 31, 2009, assets related to discontinued operations which are recorded in Other assets on the Consolidated Statements of Financial Condition were $10.7 million and $14.0 million, respectively. At June 30, 2010 and December 31, 2009, liabilities related to discontinued operations which are recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition were $11.9 million and $15.3 million, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2009 (in millions, except per share data):

	For the three months ended June 30,
	2010		2009
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$54.4	89.4	$35.5	87.4
Effect of dilutive stock based awards	-	4.1	-	4.7

Income and shares used in diluted calculations	$54.4	93.5	$35.5	92.1

Basic earnings per share		$0.61		$0.41

Diluted earnings per share		$0.58		$0.39

	For the six months ended June 30,
	2010		2009
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$82.2	89.5	$44.9	87.2
Effect of dilutive stock based awards	-	4.4	-	4.9

Income and shares used in diluted calculations	$82.2	93.9	$44.9	92.1

Basic earnings per share		$0.92		$0.51

Diluted earnings per share		$0.88		$0.49

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 2.4 million and 1.2 million for the three months ended June 30, 2010 and 2009, respectively, and 2.2 million and 1.2 million for the six months ended June 30, 2010 and 2009, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

15.	Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three and six months ended June 30, 2010 and 2009.

16.	Commitments and Contingent Liabilities

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $4.5 million and $3.4 million for the three months ended June 30, 2010 and 2009, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the six months ended June 30, 2010 and 2009, rental expense from continuing operations under the office leases was $8.7 million and $6.4 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of June 30, 2010, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Six months ending December 31, 2010	$8.9	$0.6	$8.3	$37.0
Year ending December 31, 2011	22.1	1.2	20.9	38.7
Year ending December 31, 2012	22.7	1.4	21.3	5.8
Year ending December 31, 2013	21.1	1.4	19.7	-
Year ending December 31, 2014	20.3	1.4	18.9	-
Thereafter through August 31, 2023	141.0	4.4	136.6	-

	$236.0	$10.4	$225.6	$81.5

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2010, the Company has provided a letter of credit for $3.2 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. Knight Capital Group, Inc. also has provided, and may provide in the future, in the ordinary course of business unsecured guarantees to guarantee the payment obligations of certain of its trading subsidiaries and leases.

During the normal course of business, the Company may enter into certain futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts. As of June 30, 2010 and December 31, 2009, the Company was a party to futures contracts having a notional value of $220.8 million and $225.5 million, respectively. The fair value of $6.1 million and $0.4 million are recorded in Payable to brokers and dealers on the Consolidated Statements of Financial Condition, net of cash collateral, with realized and unrealized gains and losses recognized in Net trading revenue on the Consolidated Statements of Operations at June 30, 2010 and December 31, 2009, respectively.

17.	Business Segments

Due to the general growth and evolution of the business, effective the fourth quarter of 2009, the Company separated the former Global Markets segment into two operating segments: i) Equities and ii) FICC. This breakout is consistent with the organizational structure of the business. As a result of this change in segment reporting, the Company now has three operating segments within its continuing operations: Equities, FICC and Corporate. Effective March 31, 2009, Deephaven was classified as a discontinued operation.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Equities segment includes electronic market-making and electronic and voice institutional sales and trading in global equities, futures and options. In the course of market-making and trading, Equities provides capital facilitation as well as a range of complementary services. The Equities segment also provides equity capital markets services. The FICC segment includes research, sales and trading in fixed income as well as electronic trading in fixed income and foreign exchange. Fixed income research publishes reports using structure valuation and data-driven analytics to provide buy-side clients with information and insight on private and public companies. FICC also provides debt capital markets services. The Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized below (in millions):

	Equities	FICC	Corporate	Consolidated Total
For the three months ended June 30, 2010:
Revenues	$305.0	$60.4	$0.9	$366.3
Pre-tax earnings	111.3	0.9	(21.0)	91.1
Total assets(2)	3,725.0	325.9	307.6	4,358.5

For the three months ended June 30, 2009:
Revenues	$243.9	$66.1	$3.8	$313.9
Pre-tax earnings	67.3	14.8	(1.2)	80.9
Total assets(2)	2,055.8	245.5	94.5	2,395.9

For the six months ended June 30, 2010:
Revenues(1)	$524.4	$128.2	$(2.0)	$650.5
Pre-tax earnings	167.8	9.0	(39.7)	137.1
Total assets(2)	3,725.0	325.9	307.6	4,358.5

For the six months ended June 30, 2009:
Revenues	$442.1	$118.1	$(1.0)	$559.2
Pre-tax earnings	126.3	25.0	(19.4)	131.9
Total assets(2)	2,055.8	245.5	94.5	2,395.9

Totals	may not add due to roundings.
(1)	Included in FICC revenues for the six months ended June 30, 2010 are fees of $2.9 million resulting from the Company acting as joint lead manager in its Note offering (see Footnote 8 "Long-Term Debt"). An offsetting elimination is included in Corporate revenues to eliminate this fee for consolidation purposes.
(2)	Total assets do not include Assets within discontinued operations of $10.7 million and $42.0 million at June 30, 2010 and 2009, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

18.	Subsequent Event

On July 1, 2010, the Company acquired Urban Financial Group, Inc. (“Urban”), an independent mortgage company and a leading originator of home equity conversion mortgages, or reverse mortgages, insured by the Federal Housing Administration. The results of Urban will be included within the FICC segment beginning with the third quarter of 2010.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” in Part II and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with changes in market structure, legislative or regulatory rule changes, and the costs, integration, performance and operation of the businesses recently acquired or developed organically, or that may be acquired in the future, by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

Executive Overview

We are a global financial services firm that provides market access and trade execution services across multiple asset classes for buy-side and sell-side clients. We seek to continually apply our expertise and innovation to the trade execution process to build lasting client relationships through consistent performance and superior client service. We also provide capital markets services to corporate issuers and private companies. We have three operating segments within our continuing operations, Equities, Fixed Income, Currencies and Commodities (“FICC”) and Corporate.

•

Equities – Our Equities segment includes electronic market-making, and electronic and voice institutional sales and trading in global equities, futures and options. In the course of market-making and trading, we provide capital facilitation and a range of complementary services. Within our Equities segment, we also provide equity capital markets services.

•

FICC – Our FICC segment includes research, sales and trading in fixed income, as well as electronic trading in fixed income and foreign exchange. Fixed income research publishes reports using structure valuation and data-driven analytics to provide our buy-side clients with information and insight on private and public companies. Within our FICC segment, we also provide debt capital markets services.

•

Corporate – Our Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. Corporate overhead expenses consist of compensation for senior executives and other employees of the corporate holding company, expenses from legal and other professional services relating to corporate matters as well as directors’ fees and directors’ and officers’ insurance. Results of our Corporate segment includes income from investments in funds formerly managed by Deephaven Capital Management (“Deephaven Funds”).

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings from continuing operations of our segments and on a consolidated basis (in millions):

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Equities
Revenues	$305.0	$243.9	$524.4	$442.1
Expenses	193.7	176.6	356.6	315.9

Pre-tax earnings	111.3	67.3	167.8	126.3

FICC
Revenues	60.4	66.1	128.2	118.1
Expenses	59.5	51.2	119.2	93.1

Pre-tax earnings	0.9	14.8	9.0	25.0

Corporate
Revenues	0.9	3.8	(2.0)	(1.0)
Expenses	21.9	5.1	37.7	18.3

Pre-tax (loss)	(21.0)	(1.2)	(39.7)	(19.4)

Consolidated
Revenues	366.3	313.9	650.5	559.2
Expenses	275.1	233.0	513.4	427.3

Pre-tax earnings	$91.1	$80.9	$137.1	$131.9

Totals may not add due to rounding.

Consolidated Revenues for the three months ended June 30, 2010 increased $52.4 million, or 16.7%, from the same period a year ago, while Consolidated Expenses increased $42.2 million, or 18.1%. Consolidated Pre-tax earnings from continuing operations for the three months ended June 30, 2010 increased $10.2 million, or 12.7%, from the same period a year ago.

Consolidated Revenues for the six months ended June 30, 2010 increased $91.3 million, or 16.3%, from the same period a year ago, while Consolidated Expenses increased $86.1 million, or 20.2%. Consolidated Pre-tax earnings from continuing operations for the six months ended June 30, 2010 increased $5.2 million, or 3.9%, from the same period a year ago.

The changes in our Pre-tax earnings (loss) from continuing operations by segment from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 are summarized as follows:

•

Equities – Our Pre-tax earnings from Equities for the three months ended June 30, 2010 increased by $44.0 million, or 65.3%, from the comparable period in 2009. Our Pre-tax earnings from Equities for the six months ended June 30, 2010 increased by $41.5 million, or 32.9%, from the comparable period in 2009. The increase is primarily due to strong performance in our electronic market-making and algorithmic principal trading and higher equity volumes offset, in part, by increased volume-based transaction fees and additional costs in 2010 associated with increased compensation due to additional headcount, business mix and our investments in businesses and infrastructure, both domestically and internationally.

•

FICC – Our Pre-tax earnings from FICC for the three months ended June 30, 2010 decreased by $14.0 million, or 94.1%, from the comparable period in 2009. Our Pre-tax earnings from FICC for the six months ended June 30, 2010 decreased by $16.0 million, or 64.1%, from the comparable period in 2009. The decrease is primarily due to a slowdown in volumes in our Knight Fixed Income business, higher total compensation cost from increased headcount and retention cost due to competition offset, in part, by higher volumes and earnings from our Hotspot business.

•

Corporate – Our Pre-tax loss from our Corporate segment for the three months ended June 30, 2010 increased by $19.8 million from the comparable period in 2009, primarily due to higher interest expense related to our Cash Convertible Senior Subordinated Notes (“Notes”) issued in March 2010, legal and consulting fees relating to new business initiatives, decrease in the returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds and the $13.1 million benefit received in second quarter of 2009 for the lease loss reversal with respect to our headquarters. Our Pre-tax loss from our Corporate segment for the six months ended June 30, 2010 increased by $20.4 million from the comparable period in 2009, primarily due to higher interest expense related to our Notes, the elimination of $2.9 million of revenue within FICC related to the Notes offering, legal and consulting fees relating to new business initiatives offset, in part, by an increase in the returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds and the benefit received in second quarter of 2009 for the lease loss reversal with respect to our headquarters.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors. These factors include, among other things, market conditions and the resulting volatility and credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our electronic market-making and program trading portfolios; the performance of our algorithmic principal trading models; the performance of our global operations; costs associated with our global expansion and domestic growth; the effectiveness of our self-clearing platform; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow, changes to execution quality and changes in clearing, execution and regulatory transaction costs; the addition or loss of executive management, sales, electronic and voice trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters or proceedings; geopolitical risk; the amount, timing and cost to build out our self-clearing initiative and other capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

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

Global economic conditions generally improved during the quarter ended June 30, 2010. Volatility levels across fixed income and equity markets increased and credit spreads widened during the quarter. Despite the slight improvements in economic conditions, there are still concerns about the outlook for global growth, inflation and declining asset values.

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

•

Over the past several years several exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (“ATS”) and electronic communication networks (“ECN”) and compete within the OTC and listed trading venues. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market-making firms competing for retail and institutional order flow. Further, many broker-dealers are offering their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•	Many institutional clients allocate commissions to broker-dealers based on the quality of executions, as well as in exchange for research, or soft dollar and commission recapture programs.

•

There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future and could materially impact the Company’s revenues and profitability. Members of the U.S. Congress have raised various concerns about the regulatory structure of the U.S. capital markets and have asked the SEC to take a close look at the regulatory structure and make the changes necessary to insure the rule framework governing the U.S. capital markets is comprehensive and complete. The SEC has stated that it will carefully review, and propose rules where necessary, regarding a variety of marketplace trading issues – including, but not limited to: high frequency trading, indications of interest, various forms of off-exchange trading, dark liquidity pools, internalization, post-trade attribution, co-location, and sponsored access. In addition, the SEC has proposed rules dealing with flash orders, indications of interest, ATS thresholds, and other market-related rules (some of which have been finalized). Some of the matters being discussed and proposed, or adopted, by the SEC, national securities exchanges and/or legislative bodies include:

•

On January 14, 2010, the SEC published a Concept Release in which it sought public comments on a broad range of equity-related market structure issues. The SEC intends to use the public’s comments to help determine whether regulatory initiatives to improve the current equity market structure are needed and, if so, the specific nature of such initiatives.

•

On February 26, 2010, the SEC issued a final rule amending Regulation SHO. These amendments impose restrictions on, among other things, the prices at which securities may be sold short under certain conditions. As presently constructed, the short sale proposals will make it more difficult for market makers to sell stock short under certain conditions. The effective date for the new amendments was May 10, 2010, and the compliance date is November 10, 2010.

•

On May 26, 2010, the SEC proposed a new rule that would require self-regulatory organizations (“SROs”) to establish a consolidated audit trail system that would enable regulators to trade information related to trading orders received and executed across securities markets.

•

On June 10, 2010, the SEC approved rules that require exchanges and FINRA to pause trading in certain individual stocks (S&P 500 Index stocks) if the price moves 10 percent or more in a five-minute period. Initially, the rules will be in effect for a pilot period through December 10, 2010. The SEC also contemplates expanding the scope of the rules beyond the S&P 500 (including ETFs) during the pilot period.

•

On June 21, 2010, the national securities exchanges and FINRA proposed rules to clarify the process for breaking erroneous trades. The proposed rules seek to make it clearer when and at what prices, trades would be broken.

•

On June 22, 2010, the SEC approved rules submitted by FINRA to establish certain regulatory protections for the market for OTC Equity Securities that are similar to those established for national market system securities by Regulation NMS – including rules relating to sub-penny quoting, limit order display, locked/crossed markets and access fees.

•

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted into law. The Act marks a significant change to the regulation of the financial services industry. This legislation will affect nearly all financial institutions that operate in the U.S. As a result, financial institutions must now begin to deal with the historic shift in U.S. banking, securities, derivatives, executive compensation, consumer protection and corporate governance that will grow out of the general framework established by the Act. While the weight of the Act falls more heavily on large, complex financial institutions, smaller institutions will also face a more complicated and expensive regulatory framework.

•

Over the past 12-18 months, the European Commission, the Committee of European Securities Regulators (“CESR”), the Financial Services Authority (“FSA”), and others have engaged in a wholesale review of the macro- and micro-structural issues of the European equity markets. There have been a number of requests for information and “calls for evidence” intended to assess the impact of some of the latest developments in European equity markets as well as to assess the impact and continued effectiveness of Market in Financial Instruments Directive (“MiFID”). These reviews have sought information on a variety of topics, including high frequency trading, sponsored access, co-location services, fee structures, tick size regimes, and indications of interest. Any legislative or regulatory action, including, but not limited to, new laws, rules or regulations in these or other areas could, depending on their form and scope, adversely impact trading volumes and profitability.

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

•

There have been increased volumes in lower-priced stocks, driven by the decline in overall stock prices. Market volume, in general, is not predictable and an increase in retail volume in stocks with lower share prices may decrease the profit potential of trading these shares and increase transaction costs.

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

Trading profits and losses on principal transactions are primarily related to our market-making activities and are included within Net trading revenue. These revenues are primarily affected by changes in the amount and mix of U.S. equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, development of, and enhancement to, our electronic market-making models, performance of our algorithmic principal trading models that interact with street flow, volatility in the marketplace, our mix of sell- and buy-side clients, regulatory changes and evolving industry customs and practices.

Interest income, net is earned from our cash held at banks, and cash held in trading accounts at clearing brokers and from collateralized financing arrangements, such as stock borrowing. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and clearing brokers, our level of securities positions in which we are long compared to our securities positions in which we are short, and the extent of our collateralized financing arrangements.

Investment income (loss) and other, net primarily represents our strategic investments, returns on deferred compensation investments and income earned, net of losses, related to our corporate investment as a limited partner or non-managing member in the Deephaven Funds. Such income or loss is primarily affected by the level of our corporate investment in the Deephaven Funds and corresponding performance by the Deephaven Funds, as well as the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.

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

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities. Payments for order flow fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share volume, our profitability, the mix of market orders and limit orders, and customer mix.

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

Business development consists primarily of costs related to sales and marketing, conferences and relationship management.

Professional fees consist primarily of legal, accounting and consulting fees.

Three Months Ended June 30, 2010 and 2009

Continuing Operations

Revenues

Equities

	For the three months ended June 30,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$116.9	$109.5	$7.4	6.8%
Net trading revenue (millions)	188.1	135.5	52.6	38.8%
Interest, net (millions)	(0.3)	(1.3)	1.0	N/M
Investment income and other, net (millions)	0.3	0.2	0.1	N/M

Total Revenues from Equities (millions)	$305.0	$243.9	$61.1	25.0%

Average daily U.S. equity dollar value traded ($ billions)	31.5	23.1	8.4	36.2%
Average daily U.S. equity trades (thousands)	4,335.5	4,190.2	145.2	3.5%
Nasdaq and listed equity shares traded (billions)	83.0	100.0	(17.0)	-17.0%
OTC Bulletin Board and Pink Sheet shares traded (billions)	682.1	447.8	234.3	52.3%
Average revenue capture per U.S. equity dollar value traded (bps)	1.3	1.5	(0.2)	-13.5%
Average daily Knight Direct equity shares (millions)	164.3	62.8	101.5	161.5%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Equities segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 25.0% to $305.0 million for the three months ended June 30, 2010, from $243.9 million for the comparable period in 2009. Revenues for the three months ended June 30, 2010, were positively impacted by market conditions, improved results from our electronic market-making and algorithmic principal trading, higher equity dollar volumes, and higher volumes at Knight Direct offset, in part, by lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.3 basis points (“bps”) for the second quarter of 2010, down 13.5% from the second quarter of 2009. The primary drivers for the decrease in revenue capture were heightened competition, ongoing investments in price improvement and execution quality and the change in mix of our order flow. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Domestic Equity Trading Revenues”) divided by the total dollar value of the related equity transactions. Domestic Equity Trading Revenues were $253.9 million and $215.6 million for the three months ended June 30, 2010 and 2009, respectively. Domestic Equity Trading Revenues do not include revenues from our international and direct market access businesses.

FICC

	For the three months ended June 30,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$60.7	$66.2	$(5.5)	-8.3%
Net trading revenue (millions)	(0.1)	(0.1)	(0.1)	N/M
Interest, net (millions)	(0.4)	(0.1)	(0.3)	N/M
Investment income and other, net (millions)	0.2	0.1	0.1	N/M

Total Revenues from FICC (millions)	$60.4	$66.1	$(5.7)	-8.6%

Average daily Hotspot FX notional dollar value traded ($ billions)	40.2	19.6	20.7	105.4%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the FICC segment, which primarily comprises Commissions and fees, decreased 8.6% to $60.4 million for the three months ended June 30, 2010, from $66.1 million for the comparable period in 2009. Revenues were negatively impacted by a slowdown in volumes in our Knight Fixed Income business and the intensified competition as a result of the re-emergence of large banks offset, in part, by higher volumes from our Hotspot business.

Corporate

	For the three months ended June 30,
	2010	2009	Change	% of Change
Total Revenues from Corporate (millions)	$0.9	$3.8	$(2.9)	N/M

N/M – Not meaningful

Total revenues from the Corporate segment, which primarily represent gains or losses on strategic investments, deferred compensation investments related to certain employees and directors, and our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds decreased to $0.9 million for the three months ended June 30, 2010, from $3.8 million for the comparable period in 2009.

Expenses

Employee compensation and benefits expense increased to $158.7 million for the three months ended June 30, 2010, from $135.6 million for the comparable period in 2009. As a percentage of total revenue, Employee compensation and benefits increased slightly to 43.3% for the three months ended June 30, 2010, from 43.2% for the comparable period in 2009. The increase on a dollar basis was primarily due to higher compensation accruals due to improved results from our Equities segment and increased headcount due to the growth and investments in both our domestic and international businesses. The number of full time employees increased to 1,207 at June 30, 2010, from 1,046 at June 30, 2009, primarily due to our move to self clearing, the growth and expansion in our international business and expanded product offerings. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 12.0% to $47.5 million for the three months ended June 30, 2010, from $42.4 million for the comparable period in 2009, primarily due to greater trade and share volumes. As a percentage of total revenue, Execution and clearance fees decreased to 13.0%

for the three months ended June 30, 2010, from 13.5% for the comparable period in 2009. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow decreased to $11.1 million for the three months ended June 30, 2010, from $23.0 million for the comparable period in 2009. As a percentage of total revenue, Payments for order flow decreased to 3.0% for the three months ended June 30, 2010, from 7.3% for the comparable period in 2009. This expense decreased primarily due to changes in rebate arrangements with clients, competition, customer mix and an increase in revenues that do not have rebates associated with them.

Writedown of assets and lease loss accrual (benefit), net was $1.0 million for the three months ended June 30, 2010, comprising $0.3 million for the discontinued use of the Libertas trade name and $0.7 million relating to excess real estate capacity. Writedown of assets and lease loss accrual (benefit), net was a benefit of $10.7 million for the three months ended June 30, 2009, primarily due to a lease loss reversal taken with respect to our office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out and occupy the excess office space and therefore recorded a benefit related to the reversal of such previously recorded lease loss. Also included in Writedown of assets and lease loss accrual (benefit), net was a charge of $2.4 million for the three months ended June 30, 2009, which relates to our decision to discontinue the use of the Donaldson trade name.

All other expenses increased by 33.4%, or $14.2 million, to $56.8 million for the three months ended June 30, 2010 from $42.6 million for the comparable period in 2009. Interest expense increased due to our Notes offering and our increased stock lending activity. Communications and data processing expense increased primarily due to higher market data and connectivity expenses related to the growth within our Equities and FICC segments. Depreciation and amortization expense increased primarily due to fixed asset purchases and greater capitalized software development costs. Occupancy and equipment rentals expense increased primarily due to the costs associated with leases for new office space. Professional fees increased due to higher consulting and legal expenses, which have fluctuated based on activity relating to our new business initiatives. Other expenses increased due to higher employment fees and other administrative expenses.

Our effective tax rates from continuing operations of 40.3% and 40.7% for the three months ended June 30, 2010 and 2009, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Six Months Ended June 30, 2010 and 2009

Continuing Operations

Revenues

Equities

	For the six months ended June 30,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$211.7	$208.9	$2.8	1.3%
Net trading revenue (millions)	312.6	235.0	77.6	33.0%
Interest, net (millions)	(0.1)	(2.1)	1.9	N/M
Investment income and other, net (millions)	0.2	0.2	(0.0)	N/M

Total Revenues from Equities (millions)	$524.4	$442.1	$82.3	18.6%

Average daily U.S. equity dollar value traded ($ billions)	29.1	21.5	7.6	35.1%
Average daily U.S. equity trades (thousands)	4,021.0	4,019.1	1.9	0.0%
Nasdaq and listed equity shares traded (billions)	154.7	179.3	(24.7)	-13.7%
OTC Bulletin Board and Pink Sheet shares traded (billions)	1,235.4	707.0	528.4	74.7%
Average revenue capture per U.S. equity dollar value traded (bps)	1.2	1.5	(0.3)	-18.1%
Average daily Knight Direct equity shares (millions)	138.2	57.7	80.5	139.6%

Totals	may not add due to rounding.
N/M	– Not meaningful

Total revenues from the Equities segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 18.6% to $524.4 million for the six months ended June 30, 2010, from $442.1 million for the comparable period in 2009. Revenues for the six months ended June 30, 2010, were positively impacted by market conditions, improved results from our electronic market-making and algorithmic principal trading, higher equity dollar volumes and higher volumes at Knight Direct offset, in part, by lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.2 bps for the first half of 2010, down 18.1% from the first half of 2009. The primary drivers for the decrease in revenue capture were heightened competition, ongoing investments in price improvement and execution quality and the change in mix of our order flow. Domestic Equity Trading Revenues were $433.8 million and $391.9 million for the six months ended June 30, 2010 and 2009, respectively. Domestic Equity Trading Revenues do not include revenues from our international and direct market access businesses.

FICC

	For the six months ended June 30,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$128.1	$117.4	$10.8	9.2%
Net trading revenue (millions)	0.3	(0.1)	0.5	N/M
Interest, net (millions)	(0.6)	(0.2)	(0.4)	N/M
Investment income and other, net (millions)	0.4	1.2	(0.8)	-69.3%

Total Revenues from FICC (millions)	$128.2	$118.1	$10.0	8.5%

Average daily Hotspot FX notional dollar value traded ($ billions)	36.5	18.3	18.1	98.9%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the FICC segment, which primarily comprises Commissions and fees, increased 8.5% to $128.2 million for the six months ended June 30, 2010, from $118.1 million for the comparable period in 2009. Revenues were positively impacted by higher volumes from our Hotspot business and a $2.9 million intercompany fee relating to the placement of the Notes offering during the first quarter of 2010. Excluding the intercompany fee received from our Notes offering, total revenues increased 6.0% to $125.2 million for the six months ended June 30, 2010.

Corporate

	For the six months ended June 30,
	2010	2009	Change	% of Change
Total Revenues from Corporate (millions)	$(2.0)	$(1.0)	$(1.0)	N/M

N/M – Not meaningful

Total revenues from the Corporate segment, which primarily represent other strategic investments, gains or losses associated with deferred compensation investments related to certain employees and directors, and our returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds, decreased to a loss of $2.0 million for the six months ended June 30, 2010, from a loss of $1.0 million for the comparable period in 2009. During the first quarter of 2010, Corporate recorded an elimination of $2.9 million relating to the intercompany fee paid to our FICC segment with respect to the offering of our Notes for consolidation purposes.

Expenses

Employee compensation and benefits expense increased to $297.0 million for the six months ended June 30, 2010, from $244.8 million for the comparable period in 2009. As a percentage of total revenue, Employee compensation and benefits increased to 45.7% for the six months ended June 30, 2010, from 43.8% for the comparable period in 2009. The increase on a dollar basis was primarily due to higher compensation accruals due to improved results from our Equities segment, increased headcount due to the growth and investments in both our domestic and international businesses, and increased compensation expense at Knight Fixed Income due to hiring and retention costs. The number of full time employees increased to 1,207 at June 30, 2010, from 1,046 at June 30, 2009, primarily due to our move to self clearing, the growth and expansion in our international business and expanded product offerings. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 25.8% to $90.0 million for the six months ended June 30, 2010, from $71.5 million for the comparable period in 2009, primarily due to greater volumes along with increased regulatory fees due to higher rates. As a percentage of total revenue, Execution and clearance fees increased to 13.8% for the six months ended June 30, 2010, from 12.8% for the comparable period in 2009. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow decreased to $22.1 million for the six months ended June 30, 2010, from $40.1 million for the comparable period in 2009. As a percentage of total revenue, Payments for order flow decreased to 3.4% for the six months ended June 30, 2010, from 7.2% for the comparable period in 2009. This expense decreased primarily due to changes in rebate arrangements with clients, competition, customer mix and an increase in revenues that do not have rebates associated with them.

Writedown of assets and lease loss accrual (benefit), net was $1.0 million for the six months ended June 30, 2010 comprising $0.3 million for the discontinued use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity. Writedown of assets and lease loss accrual (benefit), net was a benefit of $10.0 million for the six months ended June 30, 2009, primarily due to a lease loss reversal taken with respect to our office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out and occupy the excess office space and therefore recorded a benefit related to the reversal of such previously recorded lease loss. Also included in Writedown of assets and lease loss accrual (benefit), net is a charge of $2.4 million for the six months ended June 30, 2009, which relates to our decision to discontinue the use of the Donaldson trade name and $0.7 million which related to the writedown of capitalized software resulting from the sale of Hotspot’s retail customer accounts.

All other expenses increased by 27.6%, or $22.4 million, to $103.3 million for the six months ended June 30, 2010 from $80.9 million for the comparable period in 2009. Interest expense increased due to our Notes offering and our increased stock lending activity. Communications and data processing expense increased primarily due to higher market data and connectivity expenses related to the growth within our Equities and FICC segments. Depreciation and amortization expense increased primarily due to fixed asset purchases and greater capitalized software development costs. Occupancy and equipment rentals expense increased primarily due to the costs associated with new office space leases. Professional fees increased due to higher consulting and legal expenses, which have fluctuated based on activity relating to our new business initiatives. Other expenses increased due to higher employment fees and other administrative expenses.

Our effective tax rates from continuing operations of 39.8% and 41.0% for the six months ended June 30, 2010 and 2009, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Discontinued Operations

The Company’s former Asset Management segment comprised Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”), which was the registered investment adviser to, and sponsor of, the Deephaven Funds.

During the first quarter of 2009, Deephaven completed the sale of substantially all of its assets to Stark & Roth, Inc. (together with its affiliates, “Stark”) with Stark agreeing to assume certain limited liabilities of Deephaven. As of that date, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds and we exited the Deephaven business. As a result of this sale, Deephaven was classified as a discontinued operation.

Loss from discontinued operations, net of tax, was $44,000 and $12.5 million for the three months ended June 30, 2010 and 2009, respectively, and $0.3 million and $33.0 million for the six months ended June 30, 2010 and 2009, respectively. See Footnote 13 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

Subsequent Event

On July 1, 2010, we acquired Urban Financial Group, Inc. (“Urban”), an independent mortgage company and a leading originator of home equity conversion mortgages, or reverse mortgages, insured by the Federal Housing Administration. The results of Urban will be included within our FICC segment beginning with the third quarter of 2010.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of June 30, 2010, we had $4.37 billion in assets, 81.7% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers, financial instruments owned and securities borrowed. Receivables from brokers and dealers include interest bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Financial instruments owned principally consist of equity securities that trade on the NYSE, NYSE Amex Equities and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board. Securities borrowed represents the value of cash or collateral deposited with stock lenders to facilitate the trade settlement process.

Other assets primarily represent net deferred tax assets, deposits, receivable from discontinued operations and other miscellaneous receivables.

Total assets increased $1.36 billion, or 45.0%, from $3.01 billion at December 31, 2009 to $4.37 billion at June 30, 2010. The majority of the increase in assets relates to the growth of our trading book and stock borrow and loan activity relating to our self-clearing initiative. Securities borrowed increased by $794.8 million, from $394.4 million at December 31, 2009 to $1.19 billion at June 30, 2010, due to matched stock borrowed and stock loaned activity by our self-clearing entity. Financial instruments owned increased by $312.6 million, or 33.7%, from $926.6 million at December 31, 2009, to $1.24 billion at June 30, 2010, due to an increase in the size of the securities inventory utilized in our market-making, algorithmic principal trading activities and trade execution services, and the purchased call options relating to our Notes offering. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.

Total liabilities increased $1.26 billion, or 70.2%, from $1.8 billion at December 31, 2009 to $3.06 billion at June 30, 2010. The majority of the increase in liabilities relates to increases in the Financial instruments sold, not yet purchased, Long-term debt, Securities loaned and Payable to brokers and dealers offset, in part, by a decrease in our credit facility and Accrued compensation expense. Financial instruments sold, not yet purchased increased by $347.6 million, or 54.4%, from $639.3 million at December 31, 2009, to $986.9 million at June 30, 2010, due to an increase in the size of the securities inventory utilized in our market-making, algorithmic principal trading activities and trade execution services as well as the embedded conversion derivative associated with our Notes offering. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the increase in our long securities position. Securities loaned increased by $320.1 million, or 58.2%, from $550.2 million at December 31, 2009, to $870.4 million at June 30, 2010 due to matched stock borrowed and stock loaned activity by our self-clearing entity. Long-term debt increased by $304.8 million at June 30, 2010 due to the offering of our Notes in March 2010. A portion of the proceeds of the Notes were used to repay our $140.0 million credit facility (the “Prior Credit Facility”).

Stockholders’ equity, excluding Noncontrolling interests, increased by $91.4 million, from $1.21 billion at December 31, 2009 to $1.30 billion at June 30, 2010. The increase in stockholders’ equity from December 31, 2009 was primarily a result of net income earned and stock-based awards activity during the six months ended June 30, 2010 offset, in part, by an increase in Accumulated other comprehensive loss.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances and our Notes offering of $375.0 million. At June 30, 2010, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $812.8 million.

We have previously disclosed our intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Equities and FICC segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of our stock or debt.

We have acquired several businesses over the last few years. In July 2008, we completed the acquisition of Knight Fixed Income’s business for $75.3 million, comprising $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the transaction include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Fixed Income during the three-year period following the closing of the transaction. Knight Fixed Income has achieved both its first year and second year (as determined during the third quarter of 2010) performance targets which entitled the sellers to receive a total of approximately $66.6 million of the aforementioned earn-out in the form of unregistered shares of Knight common stock.

Income from continuing operations before income taxes was $91.1 million and $80.9 million for the three months ended June 30, 2010 and 2009, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $14.0 million and $12.7 million for the three months ended June 30, 2010 and 2009, respectively. Depreciation expense was $3.0 million and $2.6 million for the three months ended June 30, 2010 and 2009, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $6.8 million and $5.7 million for the three months ended June 30, 2010 and 2009, respectively. Non-cash writedown of assets and lease loss accrual for the three months ended June 30, 2010 was $1.0 million comprising $0.3 million related to our decision to discontinue the use of the Libertas trade name and $0.7 million relating to excess real estate capacity. A net non-cash benefit of $10.7 million for the three months ended June 30, 2009 represents a $13.1 million benefit for the adjustment of a previously recognized lease loss with respect to our Jersey City, N.J. office and the writedown of $2.4 million for the discontinued use of the Donaldson trade name.

Capital expenditures related to our continuing operations were $8.5 million and $13.4 million during the three months ended June 30, 2010 and 2009, respectively. There were no cash payments relating to acquisitions of businesses for the three months ended June 30, 2010 or 2009. Distributions from investments were $1.2 million and $4.4 million for the three months ended June 30, 2010 and 2009, respectively. Purchases of investments were $5.4 million and $5.2 million for the three months ended June 30, 2010 and 2009, respectively.

In March 2010, we issued $375.0 million of Notes in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the required repayment of the Prior Credit Facility and accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. For the three months ended June 30, 2010, we recognized interest expense related to the Notes of $6.4 million. See Footnote 8 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

We have an authorized stock repurchase program of $1 billion. During the second quarter of 2010, we repurchased 900,000 shares for approximately $13.1 million under the stock repurchase program. Through June 30, 2010, we repurchased 69.7 million shares for $791.2 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had approximately 94.4 million shares of Class A Common Stock outstanding as of June 30, 2010.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of June 30, 2010, all of our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at June 30, 2010, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$90.6	$1.0	$89.6
KCS	50.8	1.3	49.5
Knight Fixed Income	39.4	2.0	37.4
KCM	34.7	1.0	33.7
Knight Direct	16.5	0.3	16.2

Our foreign registered broker-dealers are subject to certain financial resource requirements of either the FSA or the SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at June 30, 2010 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCEL	$102.0	$36.5	$65.5

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

As discussed in Footnote 8 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q, we entered into purchased call options and recorded an embedded conversion derivative concurrent with the issuance of the Notes. The fair value of these derivatives are determined using an option pricing model based on observable inputs such as implied volatility of our common stock, risk-free interest rate, and other factors and, as such, are classified within Level 2 of the fair value hierarchy.

As of June 30, 2010, our investment in the Deephaven Funds, the purchased call options, the embedded conversion derivative and deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of June 30, 2010 and December 31, 2009, we did not hold any financial instruments that met the definition of Level 3. There were no transfers of assets and liabilities between any levels for all periods presented.

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

Goodwill and Intangible Assets – As a result of our acquisitions, principally the businesses operating as Knight Direct, Hotspot, Knight BondPoint and Knight Fixed Income, we have acquired goodwill and identifiable intangible assets. We determine the values and useful lives of intangible assets upon acquisition. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. We test goodwill and the useful lives of intangible assets for impairment at least annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $266.5 million as of June 30, 2010 is primarily related to our Equities and FICC segments. Goodwill primarily represents purchases of the businesses now operating as Knight Direct in our Equities segment and Hotspot, Knight BondPoint and Knight Fixed Income in our FICC segment. We test the goodwill in each of our operating segments for impairment at least annually by comparing the estimated fair value of each segment with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable price-to-book multiples and discounted cash flow analyses) and we derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as the overall market value of the Company, compared to the Company’s book value. We performed our annual test for impairment of goodwill in the second quarter of 2010 and determined that goodwill was not impaired at that time.

Intangible assets, with definite lives are amortized over their respective lives. Substantially all intangible assets resulted from the purchases of the businesses now operating as Knight Direct, Hotspot, Knight BondPoint and Knight Fixed Income. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 24 years. We performed our annual test for impairment of intangible assets with definitive lives in the second quarter of 2010. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarter of 2010 and 2009, we discontinued the use of the Libertas and Donaldson trade names, respectively. As such, we wrote off $0.3 million and $2.4 million in intangible assets related to the Libertas and Donaldson trade names, respectively. No other events occurred in 2009 or for the three and six months ended June 30, 2010 that would indicate that the carrying amounts of our amortizable intangible assets may not be recoverable and we do not believe that our intangible assets were impaired as of June 30, 2010.

Investments – Investments comprise strategic investments, deferred compensation investments and investment in the Deephaven Funds. Strategic investments include noncontrolling equity ownership interests and debt instruments held by us within our non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used where we are considered to exert significant influence on the investee. Strategic investments are held at cost, less impairment if any, when we are not considered to exert significant influence on the investee. The equity method of accounting is generally used for investments in limited partnerships and limited liability companies that are held by us or any of our non-broker-dealer subsidiaries while strategic investments in corporations by such non-broker-dealers are generally held at adjusted cost. Investments in liquid investment funds, including deferred compensation investments in mutual funds, and the investment in the Deephaven Funds are accounted for at fair value.

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

Other Estimates –The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. In addition to the estimates that we make in connection with accounting for the items noted above, the use of estimates is also important in determining provisions for potential losses that may arise from litigation, regulatory proceedings and tax audits.

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

Accounting Standards Updates

Effective January 1, 2010, we adopted two Accounting Standards Updates (“ASU”), which were issued by the Financial Accounting Standards Board (“FASB”). The first ASU requires a reporting entity to disclose separately the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also clarifies existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. Certain disclosure requirements of this ASU were effective for us beginning in the first quarter of 2010, while other disclosure requirements of this ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect our Consolidated Financial Statements.

The second ASU relates to the accounting for VIEs. This ASU significantly changed the criteria by which an enterprise determines whether or not it must consolidate a VIE. Under the new guidance,

consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of this ASU had no impact on our Consolidated Financial Statements.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, listed equity options and fixed income products. The fair value of these securities at June 30, 2010 and 2009 was $1.18 billion and $801.5 million, respectively, in long positions and $935.9 million and $593.2 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $24.9 million and $20.8 million as of June 30, 2010 and 2009, respectively, due to the offset of gains in short positions against losses in long positions.

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

In the second quarter of 2010, the following development occurred in the Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al. action described in the Company’s Form 10-K for the year ended December 31, 2009:

On May 8, 2010, certain plaintiffs moved for reconsideration of the court’s March 26, 2010 summary judgment ruling which had dismissed the complaint against Knight as to all plaintiffs, and the court denied the motion for reconsideration on May 26, 2010. Because the case is continuing against other defendants and thus has not been fully resolved, the order dismissing the complaint against Knight has not yet become final and appealable.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the second quarter of 2010 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010
Common stock repurchases	–		–	$221,881
Employee transactions(2)	7		–

Total	7	$15.36	–

May 1, 2010 – May 31, 2010
Common stock repurchases	900		900	$208,752
Employee transactions(2)	6		–

Total	906	$14.59	900

June 1, 2010 – June 30, 2010
Common stock repurchases	–		–	$208,752
Employee transactions(2)	53		–

Total	53	$14.50	–

Total
Common stock repurchases	900		900
Employee transactions(2)	67		–

Total	967	$14.59	900

Totals	may not add due to rounding.

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
10.1*	2010 Equity Incentive Plan of the Registrant (Incorporated herein by reference from Exhibit B to Registrant’s Definitive Proxy Statement on Schedule 14A (Commission File number 00-14223), filed April 7, 2010)
10.2**	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Plan
10.3**	Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan
10.4**	Form of Non-Qualified Stock Option Agreement under the 2010 Equity Incentive Plan
10.5**	Separation agreement with Gary Katcher, dated July 30, 2010.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from Knight Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (ii) Consolidated Statements of Financial Condition at June 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.
***	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of August, 2010.

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)