Form 10-Q
period 2010-09-30
KNIGHT CAPITAL GROUP, INC.
filed 2010-11-09
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 5, 2010 the number of shares outstanding of the Registrant’s Class A Common Stock was 98,129,871 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2010

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$157,121	$177,025	$494,626	$503,532
Net trading revenue	79,847	119,595	392,775	354,459
Interest, net	92	(1,050)	853	(2,687)
Investment income and other, net	2,449	4,360	1,768	3,847

Total revenues	239,509	299,930	890,022	859,151

Expenses
Employee compensation and benefits	115,730	139,334	412,775	384,135
Execution and clearance fees	44,167	50,430	134,150	121,953
Communications and data processing	17,180	15,781	50,309	43,850
Depreciation and amortization	11,269	8,777	30,338	25,223
Interest	7,501	713	17,112	2,669
Occupancy and equipment rentals	6,630	5,930	19,332	17,180
Payments for order flow	6,598	17,737	28,712	57,813
Business development	4,451	4,058	14,991	13,497
Professional fees	3,976	3,410	12,762	9,410
Restructuring	16,731	-	16,731	-
Writedown of assets and lease loss accrual (benefit), net	-	-	1,032	(9,996)
Other	5,163	4,003	14,579	11,739

Total expenses	239,396	250,173	752,823	677,473

Income from continuing operations before income taxes	113	49,757	137,199	181,678
Income tax expense	45	19,278	54,578	73,360

Income from continuing operations, net of tax	68	30,479	82,621	108,318
Income (loss) from discontinued operations, net of tax	135	(1,253)	(215)	(34,228)

Net income	$203	$29,226	$82,406	$74,090

Basic earnings per share from continuing operations	$0.00	$0.34	$0.92	$1.22

Diluted earnings per share from continuing operations	$0.00	$0.32	$0.88	$1.16

Basic earnings per share from discontinued operations	$0.00	$(0.01)	$0.00	$(0.38)

Diluted earnings per share from discontinued operations	$0.00	$(0.01)	$0.00	$(0.37)

Basic earnings per share	$0.00	$0.33	$0.92	$0.83

Diluted earnings per share	$0.00	$0.31	$0.88	$0.79

Shares used in computation of basic earnings per share	90,405	89,278	89,809	88,919

Shares used in computation of diluted earnings per share	93,278	93,958	94,054	93,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash and cash equivalents	$480,871	$427,106
Financial instruments owned, at fair value	1,358,406	926,589
Collateralized agreements:
Securities borrowed	1,639,694	394,417
Receivable from brokers, dealers and clearing organizations	527,614	500,143
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	114,176	98,696
Investments	86,456	118,619
Goodwill	317,650	265,530
Intangible assets, less accumulated amortization	91,497	93,332
Other assets	191,564	189,592

Total assets	$4,807,928	$3,014,024

LIABILITIES & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value	$1,161,283	$639,259
Collateralized financings:
Securities loaned	1,030,730	550,226
Financial instruments sold under agreements to repurchase	230,000	-
Other secured financings	41,405	-
Payable to brokers, dealers and clearing organizations	405,048	155,148
Accrued compensation expense	161,312	205,282
Accrued expenses and other liabilities	123,359	109,987
Credit facility	-	140,000
Long-term debt	307,952	-

Total liabilities	3,461,089	1,799,902

Equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock	1,622	1,586
Shares authorized: 500,000 at September 30, 2010 and at December 31, 2009; Shares issued: 162,183 at September 30, 2010 and 158,641 at December 31, 2009;
Shares outstanding: 97,607 at September 30, 2010 and 92,791 at December 31, 2009
Additional paid-in capital	794,626	746,778
Retained earnings	1,308,230	1,229,112
Treasury stock, at cost; 64,576 shares at September 30, 2010
and 65,850 shares at December 31, 2009	(758,057)	(763,974)
Accumulated other comprehensive loss	(204)	-

Total Knight Capital Group, Inc. stockholders’ equity	1,346,217	1,213,502
Noncontrolling interests	622	620

Total equity	1,346,839	1,214,122

Total liabilities and equity	$4,807,928	$3,014,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$82,406	$74,090
Loss from discontinued operations, net of tax	(215)	(34,228)

Income from continuing operations, net of tax	82,621	108,318
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Stock-based compensation	39,662	35,975
Depreciation and amortization	30,338	25,223
Debt discount accretion and other debt related expenses	7,919	-
Deferred rent	3,381	1,101
Writedown of assets and lease loss accrual (benefit), net	1,032	(9,996)
Unrealized loss (gain) on investments	2,558	(1,952)
Operating activities from discontinued operations	(477)	(6,157)
(Increase) decrease in operating assets
Financial instruments owned, at fair value	(406,446)	(521,058)
Securities borrowed	(1,245,277)	(133,964)
Receivable from brokers, dealers and clearing organizations	(27,471)	(228,907)
Other assets	5,369	(4,024)
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	492,265	352,142
Securities loaned	480,504	81,063
Financial instruments sold under agreements to repurchase	230,000	-
Other secured financings	41,405	-
Payable to brokers and dealers	249,899	300,192
Accrued compensation expense	(41,410)	2,594
Accrued expenses and other liabilities	11,046	(27,060)

Net cash used in operating activities	(43,082)	(26,510)

Cash flows from investing activities
Distributions from investments	37,485	58,738
Purchases of investments	(7,887)	(8,913)
Purchases of fixed assets and leasehold improvements	(36,807)	(32,446)
Purchase of noncontrolling interest	(1,000)	-
Purchase of customer list	(1,000)	-
Purchase of business, net of cash acquired	(14,835)	-

Net cash (used in) provided by investing activities	(24,044)	17,379

Cash flows from financing activities
Repayment of credit facility	(140,000)	-
Proceeds from issuance of cash convertible notes	363,808	-
Purchase of call options	(73,750)	-
Proceeds from issuance of warrants	15,000	-
Stock options exercised	1,304	10,288
Income tax benefit on stock awards exercised	205	3,518
Cost of common stock repurchased	(45,472)	(12,748)
Financing activities from discontinued operations	-	(6,178)

Net cash provided by (used in) financing activities	121,095	(5,120)

Effect of exchange rate changes on cash and cash equivalents	(204)	-

Increase (decrease) in cash and cash equivalents	53,765	(14,251)
Cash and cash equivalents at beginning of period	427,106	416,957

Cash and cash equivalents at end of period	$480,871	$402,706

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,565	$2,623

Cash paid for income taxes	$57,284	$82,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) has three operating segments, (i) Equities, (ii) Fixed Income, Currencies and Commodities (“FICC”) and (iii) Corporate. As of September 30, 2010, the Company’s operating segments comprised the following:

Equities

•

Knight Equity Markets, L.P. (“KEM”) primarily operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market and quoted on the OTC Bulletin Board and Pink OTC Markets. KEM also operates the Company’s primary domestic institutional equity sales business.

•

Knight Capital Markets LLC (“KCM”) primarily operates as a market maker in the over-the-counter market for NYSE, NYSE Amex Equities and NYSE Arca listed securities. KCM also provides capital markets services to corporate issuers and private companies.

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

•

Knight Clearing Services LLC (“KCS”) operates as a self clearing broker-dealer that provides equity settlement and clearance services for the Company’s broker-dealer subsidiaries. KCS is a member of The Depository Trust Company and the National Securities Clearing Corporation. KCS is a registered clearing member of NYSE, Nasdaq, ISE, NSX, Chicago Stock Exchange, CBOE Stock Exchange, Nasdaq OMX, Nasdaq OMX BX, Nasdaq OMX PHLX, NYSE Arca and BATS.

FICC

•

Knight Libertas Holdings LLC and its affiliates (collectively, “Knight Fixed Income”) provide research, sales and trading across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, federal agency securities, convertible bonds, hybrid securities, syndicated bank loans and emerging markets. Knight Fixed Income also provides capital markets services to corporate issuers and private companies. Knight Fixed Income’s European business is operated through KCEL.

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

•

Urban Financial Group, Inc. (“Urban”), acquired on July 1, 2010, is an originator of direct and brokered residential mortgage loans and an originator of home equity conversion mortgages, or reverse mortgages, insured by the Federal Housing Administration.

Knight’s domestic broker-dealers are registered with the SEC, and are members of one or more self-regulatory organizations, including the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”), and the National Futures Association (“NFA”). Collectively, Knight’s domestic broker-dealers are members of all major U.S. stock, options and futures exchanges and marketplaces. Urban is regulated by the U.S. Department of Housing and Urban Development (“HUD”). KCEL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and is a member of most European Regulated Markets and Multilateral Trading Facilities. KCAL is a broker-dealer registered as an exchange participant with the Hong Kong Stock Exchange and is regulated by the Hong Kong Securities and Futures Commission (“SFC”).

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

Discontinued Operations

Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”) was the former registered investment adviser to, and sponsor of, the Deephaven investment funds (the “Deephaven Funds”). During the first quarter of 2009, Deephaven completed the sale of substantially all of its assets to Stark & Roth, Inc. (together with its affiliates, “Stark”) with Stark agreeing to assume certain limited liabilities of Deephaven. At that time, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds and the Company exited the Deephaven business. As a result of this sale, Deephaven was classified as a discontinued operation.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The Company consolidates all of its wholly-owned subsidiaries as well as any investment in which it is considered to be the primary beneficiary of a variable interest entity (“VIE”). The Company performs a qualitative assessment to determine if a VIE should be consolidated. The primary attributes the Company assesses include the entity’s capital structure and voting power. The Company will consolidate a VIE if it has both i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Market-making, trading and sales activities

Financial instruments owned and Financial instruments sold, not yet purchased, which primarily consist of listed and OTC equity securities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which has been netted on the Consolidated Statements of Operations, is presented in the following table (in millions).

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Interest income	$3.9	$0.7	$9.2	$2.1
Interest expense	(3.8)	(1.7)	(8.3)	(4.8)

Interest, net	$0.1	$(1.1)	$0.9	$(2.7)

Totals	may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market-making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense presented in the following table (in millions).

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Dividend income	$5.3	$7.2	$16.4	$16.7

Dividend expense	$(3.5)	$(7.1)	$(11.1)	$(15.0)

Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to the Company.

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

•

Financial instruments sold under agreements to repurchase are used to finance securities inventory and are recorded at their contractual amount, which approximates fair value. The Company has entered into tri-party repurchase agreements which bear interest at negotiated rates. The Company receives cash and makes delivery of financial instruments to a custodian who monitors the market value of these securities on a daily basis. The market value of the securities delivered must be equal to or in excess of the principal amount loaned under the tri-party repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate.

•

Other secured financings are additional contractual agreements used to finance securities inventory or loans and are recorded at their contractual amount, which approximates fair value. These agreements are short-term with durations of typically less than a month and bear interest at negotiated rates. The Company receives cash and pledges financial instruments or other assets to banks as collateral for these secured financing arrangements. The market value of the collateral delivered must be in excess of the principal amount loaned plus the agreed upon margin requirement under the secured financings. The banks may request additional collateral, if appropriate.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company’s collateralized agreements and financings are recorded at amounts that approximate fair value. These items are not materially sensitive to shifts in interest rates because they are short-term in nature and are fully collateralized.

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

The Company’s financial instruments owned and financial instruments sold, not yet purchased will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency, are generally classified within Level 2 of the fair value hierarchy.

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

As of September 30, 2010, the Company’s loans inventory, foreign currency forward contracts, investment in the Deephaven Funds and deferred compensation investments are also classified within Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of September 30, 2010 and December 31, 2009, the Company did not hold any financial instruments that met the definition of Level 3.

The Company has elected to account for its loan inventory associated with the Urban business at fair value, as these assets are generally not held to maturity and the Company believes that fair value better reflects the economics of these loan transactions.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

Investments

Investments comprise strategic investments, deferred compensation investments and investment in the Deephaven Funds. Strategic investments include noncontrolling equity ownership interests and debt instruments held by the Company within its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Strategic investments are held at cost, less impairment if any, when the Company is not considered to exert significant influence on the investee. The equity method of accounting is generally used for investments in limited partnerships and limited liability companies that are held by the Company or any of its non-broker-dealer subsidiaries while strategic investments in corporations by such non-broker-dealers are generally held at adjusted cost. Deferred compensation investments in mutual funds and the investment in the Deephaven Funds are accounted for at fair value.

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

Foreign currency translation and foreign currency forward contracts

As a result of changes in the currencies in which the Company’s foreign subsidiaries earn the majority of their revenues, the Company changed the functional currency of KCEL to the Pound Sterling from the U.S. dollar and KCAL to the Hong Kong dollar from the U.S. dollar, effective January 1, 2010. These changes were reflected prospectively and resulted in recording a $2.4 million cumulative translation adjustment gain which is included in Accumulated other comprehensive loss, a $0.9 million reduction in Fixed assets and leasehold improvements and a $3.3 million reduction in Retained earnings on the Consolidated Statements of Financial Condition. For all other entities, the Company’s functional currency is the U.S. dollar.

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive income (loss) (see Footnote 9 “Comprehensive Income”). Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2010, losses of $0.1 million and $0.5 million, respectively, were recorded in Investment income and other, net on the Consolidated Statements of Operations.

The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses the risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The ineffectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, the gains or losses, to the extent effective, are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and the ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.

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

Discontinued operations

Revenues and expenses associated with a separate segment or reporting unit that has been disposed of through closure or sale are included in Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. Assets and liabilities of discontinued operations are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition. Cash flows from discontinued operations are presented on the Consolidated Statements of Cash Flows within operating, investing and financing activities, as applicable, for all periods.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

3.	Fair Value Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,227.7	$-	$-	$1,227.7
U.S. government obligations	3.3	-	-	3.3
Corporate debt	30.6	-	-	30.6
Listed equity options	13.5	-	-	13.5
Loans inventory	-	53.6	-	53.6
Purchased call options	-	29.8	-	29.8

Total Financial instruments owned, at fair value	1,275.0	83.4	-	1,358.4
Deferred compensation investments(2)	-	16.1	-	16.1
Investment in Deephaven Funds(2)	-	3.9	-	3.9

Total fair value of financial instrument assets	$1,275.0	$103.4	$-	$1,378.4

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,069.1	$-	$-	$1,069.1
U.S. government obligations	37.3	-	-	37.3
Listed equity options	11.4	-	-	11.4
Corporate debt	0.4	-	-	0.4
Embedded conversion derivative	-	29.8	-	29.8
Total return swap	-	11.0	-	11.0
Foreign currency forward contracts	-	2.3	-	2.3

Total fair value of financial instrument liabilities	$1,118.2	$43.1	$-	$1,161.3

(1)	Equities of $257.9 million have been netted by their respective long and short positions by CUSIP number.
(2)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $3.0 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.
Totals	may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$921.1	$-	$-	$921.1
U.S. government obligations	3.5	-	-	3.5
Listed equity options	2.0	-	-	2.0

Total Financial instruments owned, at fair value	926.6	-	-	926.6
Deferred compensation investments(2)	-	45.0	-	45.0
Investment in Deephaven Funds(2)	-	8.5	-	8.5

Total fair value of financial instrument assets	$926.6	$53.5	$-	$980.0

Liabilites
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$638.1	$-	$-	$638.1
Listed equity options	1.2	-	-	1.2

Total fair value of financial instrument liabilities	$639.3	$-	$-	$639.3

(1)	Equities of $191.1 million have been netted by their respective long and short positions by CUSIP number.
(2)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $10.5 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.
Totals	may not add due to rounding.

The following table summarizes the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the effect of changes in fair value on the Consolidated Statements of Operations (in millions):

Asset Derivatives	Balance Sheet Location	Fair Value as of
		September 30, 2010	December 31, 2009
Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$29.8	$-
Listed equity options(1)		13.5	2.0

		$43.2	$2.0

Liability Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$29.8	$-
Listed equity options(1)		11.4	1.2

		$41.2	$1.2

Derivative instruments designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Foreign currency forward contracts		$2.3	$-

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1)	As of September 30, 2010, the Company held 75,364 long and 79,244 short listed equity option contracts. As of December 31, 2009, the Company held 9,185 long and 5,675 short listed equity option contracts. The contracts are not subject to collateral requirements and are not netted.
Totals	may not add due to rounding.

Derivative instruments not designated as hedging instruments:	Statement of Operations / Other Comprehensive Income Location	Gain (Loss) Recognized For the Three Months Ended September 30,
		2010	2009
Purchased call options	Investment income and other, net	$(21.2)	$-
Listed equity options	Net trading revenue	1.9	(2.6)
Embedded conversion derivative	Investment income and other, net	21.2	-

		$1.9	$(2.6)

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Cumulative Translation Adjustment	$(2.3)	$-

Totals	may not add due to rounding.

Derivative instruments not designated as hedging instruments:	Statement of Operations / Other Comprehensive Income Location	Gain (Loss) Recognized For the Nine Months Ended September 30,
		2010	2009
Purchased call options	Investment income and other, net	$(44.0)	$-
Listed equity options	Net trading revenue	1.7	(8.6)
Embedded conversion derivative	Investment income and other, net	44.0	-

		$1.7	$(8.6)

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Cumulative Translation Adjustment	$(2.3)	$-

Totals	may not add due to rounding.

At September 30, 2010, the Company had a foreign currency contract with a notional value of 55 million British pounds. The fair value of the contract was $2.3 million and is included in Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

4.	Collateralized Transactions

The Company receives financial instruments as collateral in connection with securities borrowed. Such financial instruments generally consist of equity and convertible securities but may include obligations of the U.S. government, federal agencies, sovereignties and corporations. In most cases, the Company is permitted to deliver or repledge these financial instruments in connection with securities lending and other secured financings and meeting settlement requirements. As of September 30, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.41 billion, of which $1.38 billion had been delivered or repledged, of which $712.6 million could be repledged by the receiving counterparty. As of December 31, 2009, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $349.1 million, of which $314.7 million had been delivered or repledged, all of which could be repledged by the receiving counterparty. The Company also pledges assets that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Financial instruments pledged to counterparties that have the right to deliver or repledge them were $278.7 million and $212.5 million at September 30, 2010 and December 31, 2009, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition.

The Company enters into collateralized transactions in order to finance securities inventory positions. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Financial instruments owned and pledged to counterparties that did not have the right to sell or repledge such financial instruments consisted of equity securities with a fair value of $261.6 million as of September 30, 2010 and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition. Repurchase agreements and other secured financings are short-term and mature within one year.

Urban has committed collateralized financing facilities to finance its loan origination activity. At September 30, 2010, Urban had $41.4 million borrowed under these committed collateralized financing facilities. None of the collateral that secures these financings can be repledged by the lenders.

5.	Receivable from and Payable to brokers, dealers and clearing organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in millions):

	September 30, 2010	December 31, 2009
Receivable:
Clearing brokers and other	$461.1	$412.7
Securities failed to deliver	66.5	87.5

	$527.6	$500.1

Payable:
Clearing brokers and other	354.9	92.8
Securities failed to receive	50.2	62.4

	$405.0	$155.1

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6.	Investments

Investments include strategic investments, deferred compensation investments related to employee and director deferred compensation plans and investment in Deephaven Funds. Investments consist of the following (in millions):

	September 30, 2010	December 31, 2009
Strategic Investments:
Limited liability companies, limited partnerships and corporations accounted for under the equity method	$61.2	$57.4
Common stock of private companies representing less than 20% equity ownership held at adjusted cost	0.3	0.3
Debt instruments, held at amortized cost	5.0	7.5

Total Strategic Investments	66.4	65.2
Deferred compensation investments	16.1	45.0
Investment in Deephaven Funds	3.9	8.5

Total Investments	$86.5	$118.6

Totals may not add due to rounding.

Included in the investment in limited liability companies at September 30, 2010 and December 31, 2009 is an equity investment in Direct Edge of $45.4 million and $41.3 million, respectively.

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

Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarter of 2010, the Company discontinued the use of the Libertas trade name and wrote off the remaining book value of $0.3 million. During the second quarter of 2009, the Company discontinued the use of the Donaldson trade name and wrote off the remaining book value of $2.4 million. No other events occurred during the three and nine months ended September 30, 2010 and 2009 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of September 30, 2010 and December 31, 2009 (in millions):

Goodwill	September 30, 2010	December 31, 2009
Equities
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	43.8	43.8
Purchase of EdgeTrade business	51.7	51.7

Total	114.7	114.7

FICC
Purchase of Hotspot business	55.7	55.7
Purchase of Valubond business	14.2	14.2
Purchase of Libertas business(1)	114.3	81.0
Purchase of Urban business	17.8	-

Total	202.0	150.8

Corporate
Other	1.0	-

Total	1.0	-

Consolidated Total	$317.7	$265.5

(1)	During the third quarter of 2010, the Company recorded a $33.3 million increase in Knight Fixed Income goodwill as a result of achieving its second year performance target in accordance with the earn-out provisions in the acquisition documents. As a result, the Company issued $33.3 million in Knight unregistered common stock to the sellers.

Intangible assets primarily represent client relationships and are amortized over their remaining useful lives, the majority of which have been determined to range from four to 24 years. The weighted average remaining life of the Company’s intangible assets at September 30, 2010 and December 31, 2009 is approximately 10 and 11 years, respectively.

Total Intangible assets decreased by $1.8 million during the nine months ended September 30, 2010 primarily due to amortization expense offset by the purchase of broker relationships and other intangibles associated with the acquisition of Urban in the FICC segment and a newly acquired customer list in the Equities segment.

The Company recorded amortization expense, related to its intangible assets of $3.5 million and $2.7 million, for the three months ended September 30, 2010 and 2009, respectively, and $9.0 million and $8.1 million, for the nine months ended September 30, 2010 and 2009, respectively. The estimated amortization expense relating to the intangible assets for each of the next five years approximates $3.4 million for the remainder of 2010, $13.6 million in 2011, $13.3 million in 2012, $11.1 million in 2013 and $9.3 million in 2014.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes the Company’s Intangible assets, net of accumulated amortization as of September 30, 2010 and December 31, 2009 (in millions):

Intangible Assets	September 30, 2010	December 31, 2009
Equities
Customer and broker relationships	$18.1	$19.8
Trade names	3.5	3.7
Other	4.4	5.0

Total	26.0	28.6

FICC
Customer and broker relationships	42.4	41.9
Trade names	4.7	3.7
Other	3.5	3.6

Total	50.6	49.3

Corporate
Other	14.9	15.5

Total	14.9	15.5

Consolidated Total	$91.5	$93.3

		September 30, 2010	December 31, 2009
Customer and broker relationships(1)	Gross carrying amount	$90.8	$85.3
	Accumulated amortization	(30.2)	(23.6)

	Net carrying amount	60.5	61.7

Trade names(2)	Gross carrying amount	9.8	8.8
	Accumulated amortization	(1.6)	(1.3)

	Net carrying amount	8.2	7.5

Other(3)	Gross carrying amount	29.3	29.0
	Accumulated amortization	(6.6)	(4.8)

	Net carrying amount	22.7	24.2

Total	Gross carrying amount	129.9	123.0
	Accumulated amortization	(38.4)	(29.7)

	Net carrying amount	$91.5	$93.3

(1)	- Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Libertas and Urban acquisitions. The weighted average remaining life is approximately 10 years and 11 years as of September 30, 2010 and December 31, 2009, respectively. Lives may be reduced depending upon actual retention rates.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(2)	- Trade names relate to the acquisitions of Hotspot, EdgeTrade and Urban. The weighted average remaining life is approximately 14 and 16 years as of September 30, 2010 and December 31, 2009, respectively. During the second quarter of 2010, the “Libertas” trade name with an unamortized cost of $0.3 million was written off. During 2009, the “Donaldson” trade name with an unamortized cost of $2.4 million was written off.
(3)	- Other includes trading rights, technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately eight and seven years as of September 30, 2010 and December 31, 2009, respectively.
Totals	may not add due to rounding.

8.	Long-Term Debt

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

The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In connection with the issuance of the Notes, the Company recognized an original issue discount of $73.8 million which will be accreted to interest expense over the term of the Notes, resulting in an effective annual interest rate of the Notes of approximately 7.9%. The Notes, net of original issue discount are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition. As of September 30, 2010 the net balance was $308.0 million.

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

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

expected generally to reduce Knight’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by Knight upon the cash conversion of the Notes. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of September 30, 2010, the fair value of the purchased call options was $29.8 million.

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

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of September 30, 2010, the fair value of the embedded conversion derivative was $29.8 million.

Both the purchased call options and the embedded conversion derivative are derivative instruments and as such are marked to fair value each reporting period with any change recognized on the Consolidated Statements of Operations as Investment income and other, net. The Company expects the gain or loss associated with changes to the valuation of the purchased call options to substantially offset the gain or loss associated with changes to the valuation of the embedded conversion derivative.

In connection with the issuance of the Notes, the Company incurred issuance costs of $8.5 million. The issuance costs are recorded within Other assets in the Consolidated Statements of Financial Condition and are amortized over the term of the Notes. The Consolidated Statements of Operations for the three and nine months ended September 30, 2010 includes $0.4 million and $0.9 million, respectively, in Other expense related to the amortization of the debt issuance costs and $6.2 million and $13.7 million, respectively, in Interest expense related to the interest on the Notes.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Concurrent with the Notes offering, the Company repaid the amounts outstanding under the $140.0 million credit agreement originally entered into on October 9, 2007. Approximately $0.9 million of interest expense relating to the credit agreement was recorded for the three months ended September 30, 2009 and $0.5 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively.

9.	Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	For the three months ended September 30,
	2010	2009
Net Income	$0.2	$29.2
Other comprehensive income:
Cumulative translation adjustment	2.1	-

Comprehensive income	$2.3	$29.2

	For the nine months ended Sepember 30,
	2010	2009
Net Income	$82.4	$74.1
Other comprehensive income:
Cumulative translation adjustment	(2.7)	-

Comprehensive income	$79.7	$74.1

Totals	may not add due to rounding.

10.	Stock-Based Compensation

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

The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan,

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

2010 Plan and Inducement Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. In addition to overall limitations on the aggregate number of awards that may be awarded under the Stock Plans, the Stock Plans (except for the Inducement Plan) limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan and 2010 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of September 30, 2010, the Company has not issued any stock appreciation rights.

Restricted Shares and Restricted Stock Units

Eligible employees and directors may receive restricted shares and/or restricted stock units (collectively “restricted awards”) as a portion of their total compensation. The substantial majority of restricted awards generally vest ratably over three years. During 2009, the Company established the Inducement Plan with 1.5 million authorized shares and granted 378,000 restricted shares as inducement awards to new employees pursuant to this plan. During the nine months ended September 30, 2010, the Company issued 197,000 restricted shares as inducement awards pursuant to this plan. These shares were issued out of treasury and vest ratably over three years. The fair value of the inducement awards are measured in the same manner as other restricted awards. The Company has also issued restricted awards that vest based upon the market price of Knight’s common stock reaching a certain price for a specified period of time (“Market Shares”). The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances. Restricted awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Compensation expense relating to restricted awards, primarily recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in millions).

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(In millions)
Restricted awards	$11.0	$10.9	$37.3	$34.2

Income tax benefit	$4.4	$4.4	$14.9	$13.7

The following table summarizes restricted awards activity during the nine months ended September 30, 2010 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2010	2,186.5	$16.92	3,590.7	$15.60
Granted	397.0	15.66	3,588.1	14.34
Vested	(1,142.6)	17.12	(734.5)	16.88
Forfeited	(220.8)	15.76	(157.1)	18.29

Outstanding at September 30, 2010	1,220.1	$16.54	6,287.2	$14.66

Totals	may not add due to rounding.

There is $69.6 million of unamortized compensation related to unvested restricted awards outstanding at September 30, 2010. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 1.6 years.

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. Options generally vest ratably over a three- or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees and directors in their stock options upon retirement and in certain other circumstances. Stock options are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon share option exercises by its employees and directors.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. During the nine months ended September 30, 2010, the Company granted 1.2 million options to employees. Based on the results of the model, the weighted-average fair value of the stock options granted during the nine months ended September 30, 2010 and 2009 was $4.93 and $5.43 per option, respectively.

Compensation expense relating to stock options, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in millions).

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Options	$0.5	$0.4	$2.3	$1.8

Income tax benefit	$0.2	$0.2	$0.9	$0.7

The following table summarizes stock option activity during the nine months ended September 30, 2010 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2010	3,554.0	$13.29
Granted at market value	1,185.1	15.89
Exercised	(131.6)	9.99
Forfeited or expired	(383.0)	18.36

Outstanding at September 30, 2010	4,224.5	$13.66

Exercisable at September 30, 2010	3,042.9	$13.66

Available for future grants at September 30, 2010*	10,975.3

Totals may not add due to rounding.

*	Represents both options and awards available for grant

There is $3.4 million of unrecognized compensation related to unvested stock options outstanding at September 30, 2010. The cost of these unvested awards is expected to be recognized over a weighted average life of 2.1 years.

11.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company files separate company income tax returns.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	6.0%	4.2%	4.6%	5.4%
Nondeductible charges and other, net	-0.9%	-0.5%	0.2%	0.0%

Actual income tax rate	40.1%	38.7%	39.8%	40.4%

At September 30, 2010, the Company did not have any unrecognized tax benefits.

As of September 30, 2010, the Company is subject to U.S. Federal income tax examinations for the tax years 2007 through 2009, and to non-U.S. income tax examinations for the tax years 2006 through 2009. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2009. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

It is the Company’s policy to record interest and penalties associated with tax audits as a component of Income from continuing operations, net of tax. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Interest expense or Interest, net, respectively, on the Consolidated Statements of Operations.

12.	Restructuring, Writedown of Assets and Lease Loss

In the third quarter of 2010, the Company recorded a Restructuring charge of $16.7 million related to a plan to reduce headcount in order to rationalize expenses. The charge, which consists of severance and related costs, affected all operating segments.

Writedown of assets and lease loss accrual (benefit), net was a charge of $1.0 million and a benefit of $10.0 million for the nine months ended September 30, 2010 and 2009, respectively. There were no writedowns or lease loss charges for the three months ended September 30, 2010 and 2009.

During the second quarter of 2010, the Company recorded a charge of $0.3 million related to the Company’s decision to discontinue the use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity. During the second quarter of 2009, the Company recorded a benefit of $13.1 million related to a reversal of a previously recognized lease loss with respect to the Company’s office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out and occupy the excess office space and therefore recorded a benefit related to the reversal of such previously recorded lease loss.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Also included in the nine months ended September 30, 2009 is a charge of $2.4 million related to the Company’s decision to discontinue the use of the Donaldson trade name and the writedown of $0.7 million of capitalized software resulting from the sale of Hotspot’s retail customer accounts.

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

Income (loss) from the discontinued operations, net of tax are presented in the following table (in millions).

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Pre-tax Income (loss) from discontinued operations	$0.2	$(1.9)	$0.0	$(51.8)
Income tax (expense) benefit	(0.1)	0.7	(0.2)	17.6

Income (loss) from discontinued operations, net of tax	$0.1	$(1.3)	$(0.2)	$(34.2)

Totals may not add due to rounding.

Assets and liabilities related to discontinued operations which are recorded in Other assets and Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition are presented in the following table (in millions).

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$0.9	$3.2
Deferred compensation assets	3.2	10.8

Total assets	$4.1	$14.0

Liabilities:
Accrued compensation expense	$2.5	$10.9
Accrued expenses and other liabilities(1)	2.6	4.5

Total liabilities	$5.1	$15.3

Totals may not add due to rounding.
(1)	Included in Accrued expenses and other liabilities is $2.1 million and $0.9 million at September 30, 2010 and December 31, 2009, respectively, which are payables to the Company and presented on the Consolidated Statements of Financial Condition within Other assets.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

14.	Earnings Per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised and restricted awards were to vest.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2010 and 2009 (in millions, except per share data):

	For the three months ended September 30,
	2010		2009
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$0.2	90.4	$29.2	89.3
Effect of dilutive stock based awards	-	2.9	-	4.7

Income and shares used in diluted calculations	$0.2	93.3	$29.2	94.0

Basic earnings per share		$0.00		$0.33

Diluted earnings per share		$0.00		$0.31

	For the nine months ended September 30,
	2010		2009
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$82.4	89.8	$74.1	88.9
Effect of dilutive stock based awards	-	4.2	-	4.6

Income and shares used in diluted calculations	$82.4	94.1	$74.1	93.5

Basic earnings per share		$0.92		$0.83

Diluted earnings per share		$0.88		$0.79

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 2.5 million and 0.1 million for the three months ended September 30, 2010 and 2009, respectively, and 2.2 million and 0.7 million for the nine months ended September 30, 2010 and 2009, respectively.

15.	Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three and nine months ended September 30, 2010 and 2009.

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $4.8 million and $3.6 million for the three months ended September 30, 2010 and 2009, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the nine months ended September 30, 2010 and 2009, rental expense from continuing operations under the office leases was $13.5 million and $10.0 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of September 30, 2010, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Three months ending December 31, 2010	$4.7	$0.3	$4.4	$47.2
Year ending December 31, 2011	22.3	1.2	21.0	62.0
Year ending December 31, 2012	22.7	1.4	21.3	21.1
Year ending December 31, 2013	21.1	1.4	19.7	-
Year ending December 31, 2014	20.3	1.4	18.9	-
Thereafter through August 31, 2023	141.0	4.4	136.6	-

	$232.1	$10.1	$222.0	$130.3

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of September 30, 2010, the Company has provided a letter of credit for $2.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its trading subsidiaries including leases.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

During the normal course of business, the Company may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts. As of September 30, 2010 and December 31, 2009, the Company was a party to futures contracts having a notional value of $38.2 million and $225.5 million, respectively. The futures contracts had a fair value and unrealized gain of $0.1 million and $0.4 million at September 30, 2010 and December 31, 2009, respectively, and are recorded in Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition and Net trading revenue on the Consolidated Statements of Operations.

17.	Acquisition

On July 1, 2010, the Company completed the acquisition of Urban for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earnout based on future performance valued at $4.0 million. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $24.3 million. All of the goodwill from this transaction is expected to be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$24.0
Adjustment for working capital	4.4

Purchase of business	$28.4

Cash	$4.6
Goodwill	17.8
Intangible assets	6.5
Other assets	6.1
Accrued expenses and other liabilities	(6.5)

Purchase of business	$28.4

Totals	may not add due to rounding.

18.	Business Segments

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

The Equities segment includes electronic market-making and electronic and voice institutional sales and trading in global equities, futures and options. In the course of market-making and trading, Equities provides capital facilitation as well as a range of complementary services. The Equities segment also provides equity capital markets services. The FICC segment includes research, sales and trading in fixed income as well as electronic trading in fixed income and foreign exchange. Fixed income research publishes reports using structure valuation and data-driven analytics to provide

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

buy-side clients with information and insight on private and public companies. FICC also provides debt capital markets services and originates home equity conversion mortgages, or reverse mortgages. The Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in millions):

	Equities	FICC	Corporate	Consolidated Total
For the three months ended September 30, 2010:
Revenues	$176.2	$59.8	$3.5	$239.5
Pre-tax earnings(1)	25.5	(12.8)	(12.6)	0.1
Total assets(2)	4,059.7	432.3	311.9	4,803.9

For the three months ended September 30, 2009:
Revenues	$216.9	$78.3	$4.8	$299.9
Pre-tax earnings(1)	44.3	15.6	(10.2)	49.8
Total assets(2)	2,411.5	287.2	105.2	2,803.9

For the nine months ended September 30, 2010:
Revenues(3)	$700.6	$188.0	$1.5	$890.0
Pre-tax earnings(1)	193.3	(3.8)	(52.3)	137.2
Total assets(2)	4,059.7	432.3	311.9	4,803.9

For the nine months ended September 30, 2009:
Revenues	$659.0	$196.4	$3.7	$859.2
Pre-tax earnings(1)	170.6	40.6	(29.5)	181.7
Total assets(2)	2,411.5	287.2	105.2	2,803.9

Totals may not add due to roundings.
(1)	Included in Pre-tax earnings for the three and nine months ended September 30, 2010 is a Restructuring charge of $16.7 millon which is composed of $3.1 million for Equities, $12.9 million for FICC and $0.7 million for Corporate.
(2)	Total assets do not include Assets within discontinued operations of $4.1 million and $16.6 million at September 30, 2010 and 2009, respectively.
(3)	Included in FICC revenues for the nine months ended September 30, 2010 are fees of $2.9 million resulting from the Company acting as joint lead manager in its Note offering (see Footnote 8 “Long-Term Debt”). An offsetting elimination is included in Corporate revenues to eliminate this fee for consolidation purposes.

19.	Subsequent Event

On October 1, 2010, the Company acquired Astor Asset Management, LLC (“Astor”), a money management firm specializing in macro-economic strategy and exchange-traded funds portfolio construction for approximately $18.0 million comprising $10.8 million in cash and approximately 579,000 shares of unregistered Knight common stock valued at $7.2 million. The results of Astor will be included within the Equities segment beginning with the fourth quarter of 2010.

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

Executive Overview

We are a global financial services firm that provides access and trade execution services across multiple asset classes to a broad network of clients, including buy- and sell-side firms and corporations. We seek to continually apply our expertise and innovation to the trade execution process to build lasting client relationships through consistent performance and superior client service. We also provide capital markets services to corporate issuers and private companies. We have three operating segments within our continuing operations, Equities, Fixed Income, Currencies and Commodities (“FICC”) and Corporate.

•

Equities – Our Equities segment includes electronic market-making, and electronic and voice institutional sales and trading in global equities, futures and options. In the course of market-making and trading, we provide capital facilitation and a range of complementary services. Within our Equities segment, we also provide equity capital markets services.

•

FICC – Our FICC segment includes research, sales and trading in fixed income, as well as electronic trading in fixed income and foreign exchange. Fixed income research publishes reports using structure valuation and data-driven analytics to provide our buy-side clients with information and insight on private and public companies. Within our FICC segment, we also provide debt capital markets services and originate home equity conversion mortgages, or reverse mortgages.

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

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Equities
Revenues	$176.2	$216.9	$700.6	$659.0
Expenses(1)	150.7	172.6	507.2	488.4

Pre-tax earnings	25.5	44.3	193.3	170.6

FICC
Revenues	59.8	78.3	188.0	196.4
Expenses(1)	72.6	62.7	191.8	155.8

Pre-tax (loss) earnings	(12.8)	15.6	(3.8)	40.6

Corporate
Revenues	3.5	4.8	1.5	3.7
Expenses(1)	16.2	14.9	53.8	33.2

Pre-tax (loss)	(12.6)	(10.2)	(52.3)	(29.5)

Consolidated
Revenues	239.5	299.9	890.0	859.2
Expenses(1)	239.4	250.2	752.8	677.5

Pre-tax earnings	$0.1	$49.8	$137.2	$181.7

Totals may not add due to rounding.

(1)	– Included in Expenses for the three and nine months ended September 30, 2010 is a Restructuring charge of $16.7 millon which comprised $3.1 million for Equities, $12.9 million for FICC and $0.7 million for Corporate.

Consolidated Revenues for the three months ended September 30, 2010 decreased $60.4 million, or 20.1%, from the same period a year ago, while Consolidated Expenses decreased $10.8 million, or 4.3%. Consolidated Pre-tax earnings from continuing operations for the three months ended September 30, 2010 decreased $49.6 million from the same period a year ago.

Consolidated Revenues for the nine months ended September 30, 2010 increased $30.9 million, or 3.6%, from the same period a year ago, while Consolidated Expenses increased $75.4 million, or 11.1%. Consolidated Pre-tax earnings from continuing operations for the nine months ended September 30, 2010 decreased $44.5 million, or 24.5%, from the same period a year ago.

The changes in our Pre-tax earnings (loss) from continuing operations by segment from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010 are summarized as follows:

•

Equities – Our Pre-tax earnings from Equities for the three months ended September 30, 2010 decreased by $18.8 million, or 42.5%, from the comparable period in 2009. The decrease is primarily due to lower revenues from our market-making business, decrease in equity volumes and a $3.1 million restructuring charge that was incurred in the third quarter of 2010. Our Pre-tax earnings from Equities for the nine months ended September 30, 2010 increased by $22.8 million, or 13.3%, from the comparable period in 2009. The increase is primarily due to strong performance in our electronic market-making and algorithmic principal trading and higher equity dollar value traded offset, in part, by higher expenses including: increased volume-based transaction fees; additional compensation costs associated with changes in our business mix and additional headcount; our investments in businesses and infrastructure, both domestically and internationally; and the aforementioned restructuring charge.

•

FICC – Our Pre-tax results from FICC for the three months ended September 30, 2010 decreased by $28.4 million from the comparable period in 2009. Our Pre-tax results from FICC for the nine months ended September 30, 2010 decreased by $44.4 million from the comparable period in 2009. The decrease is primarily due to higher total compensation cost from employee retention due to competition, a slowdown in volumes in our Knight Fixed Income business, and a $12.9 million restructuring charge that was incurred in the third quarter of 2010 offset, in part, by higher volumes and earnings from our Hotspot and Knight BondPoint businesses.

•

Corporate – Our Pre-tax loss from our Corporate segment for the three months ended September 30, 2010 increased by $2.5 million from the comparable period in 2009, primarily due to higher interest expense related to our Cash Convertible Senior Subordinated Notes (“Notes”) issued in March 2010 and decreased returns from our corporate investments. Our Pre-tax loss from our Corporate segment for the nine months ended September 30, 2010 increased by $22.8 million from the comparable period in 2009, primarily due to higher interest expense related to our Notes, the elimination of $2.9 million of revenue within FICC related to the Notes offering and higher legal and consulting fees relating to new business initiatives offset, in part, by lower compensation costs and an increase in the returns from our corporate investment as a limited partner or non-managing member in the Deephaven Funds.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors. These factors include, among other things, market conditions and the resulting volatility and credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our electronic market-making and program trading portfolios; the performance of our algorithmic principal trading models; movements of credit spreads; the performance of our global operations; costs associated with our global expansion and domestic growth; the effectiveness of our self-clearing platform; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow, changes to execution quality and changes in clearing, execution and regulatory transaction costs; the addition or loss of executive management, sales, electronic and voice trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters or proceedings; geopolitical risk; the amount, timing and cost to build out our self-clearing initiative and other capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

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

During the quarter ended September 30, 2010, volatility levels across equity markets decreased. Overall, there are still concerns about the outlook for global growth, inflation and declining asset values.

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

•

In recent years several exchanges have entered into joint ventures with broker-dealers to create their own alternative trading systems (“ATS”) and electronic communication networks (“ECN”) and compete within the OTC and listed trading venues. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market-making firms competing for retail and institutional order flow. Further, many broker-dealers are offering their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•

There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future and could materially impact the Company’s revenues and profitability. Members of the U.S. Congress have raised various concerns about the regulatory structure of the U.S. capital markets and have asked the SEC to take a close look at the regulatory structure and make the changes necessary to insure the rule framework governing the U.S. capital markets is comprehensive and complete. The SEC has stated that it will carefully review, and propose rules where necessary, on a variety of marketplace trading issues – including, but not limited to: high frequency trading, indications of interest, various forms of off-exchange trading, dark liquidity pools, internalization, post-trade attribution, co-location, and sponsored access. In addition, the SEC has proposed rules dealing with flash orders, indications of interest, ATS thresholds, and other market-related rules (some of which have been finalized). Some of the matters being discussed and proposed, or adopted, by the SEC, national securities exchanges and/or legislative bodies include:

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

•

On June 10, 2010, the SEC approved rules that require exchanges and FINRA to pause trading in certain individual stocks (S&P 500 Index stocks) if the price moves 10 percent or more in a five-minute period. Initially, the rules will be in effect for a pilot period through December 10, 2010. On September 14, 2010, the SEC approved rules expanding the scope of the circuit breakers to include the Russell 1000 stocks.

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

•	On September 10, 2010, the SEC approved rules to clarify the process for breaking erroneous trades. The rules make it clearer when and at what prices trades will be broken.

•	On September 20, 2010, national securities exchanges proposed rules to enhance the quotation requirements for market makers.

•

Over the past two years, the European Commission, the Committee of European Securities Regulators (“CESR”), the Financial Services Authority (“FSA”), and others have engaged in a wholesale review of the macro- and micro-structural issues of the European equity markets. There have been a number of requests for information and “calls for evidence” intended to assess the impact of some of the latest developments in European equity markets as well as to assess the impact and continued effectiveness of Market in Financial Instruments Directive (“MiFID”). These reviews have sought information on a variety of topics, including high frequency trading, sponsored access, co-location services, fee structures, tick size regimes, and indications of interest. Any legislative or regulatory action, including, but not limited to, new laws, rules or regulations in these or other areas could, depending on their form and scope, adversely impact trading volumes and profitability.

•

There continues to be growth in equity electronic trading, as evidenced by increased volumes over the past few years in direct market access platforms, algorithmic and program trading, high frequency trading and ECNs and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow.

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

Investment income and other, net primarily represents returns on our strategic investments, returns on deferred compensation investments and income earned, net of losses, related to our corporate investment as a limited partner or non-managing member in the Deephaven Funds. Such income or loss is primarily affected by the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.

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

Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities. Payments for order flow fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share volume, our profitability, the mix of market orders and limit orders, and customer mix.

Business development consists primarily of costs related to sales and marketing, conferences and relationship management.

Professional fees consist primarily of legal, accounting and consulting fees.

Restructuring charge consists of severance and related costs.

Three Months Ended September 30, 2010 and 2009

Continuing Operations

Revenues

Equities

	For the three months ended September 30,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$99.1	$98.6	$0.5	0.5%
Net trading revenue (millions)	77.7	119.6	(41.8)	-35.0%
Interest, net (millions)	(0.8)	(1.5)	0.7	N/M
Investment income and other, net (millions)	0.1	0.3	(0.1)	N/M

Total Revenues from Equities (millions)	$176.2	$216.9	$(40.7)	-18.8%

Average daily U.S. equity dollar value traded ($ billions)	23.6	24.2	(0.6)	-2.6%
Average daily U.S. equity trades (thousands)	3,421.7	3,947.2	(525.5)	-13.3%
Nasdaq and listed equity shares traded (billions)	60.2	89.9	(29.7)	-33.0%
OTC Bulletin Board and Pink Sheet shares traded (billions)	422.6	755.5	(332.9)	-44.1%
Average revenue capture per U.S. equity dollar value traded (bps)	0.9	1.2	(0.2)	-21.0%
Average daily Knight Direct equity shares (millions)	143.4	76.0	67.4	88.6%

Totals	may not add due rounding
N/M	– Not meaningful

Total revenues from the Equities segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, decreased 18.8% to $176.2 million for the three months ended September 30, 2010, from $216.9 million for the comparable period in 2009. Revenues for the three months ended September 30, 2010, were negatively impacted by market conditions, lower results from our market-making activities, decrease in equity volumes, and lower average revenue capture per U.S. equity dollar value traded offset, in part, by higher volumes at Knight Direct.

Average revenue capture per U.S. equity dollar value traded was 0.9 basis points (“bps”) for the third quarter of 2010, down 21.0% from the third quarter of 2009. The primary drivers for the decrease in revenue capture were heightened competition, ongoing investments in price improvement and execution quality and the change in profile and mix of our order flow. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Domestic Equity Trading Revenues”) divided by the total dollar value of the related equity transactions. Domestic Equity Trading Revenues were $139.2 million and $180.8 million for the three months ended September 30, 2010 and 2009, respectively. Domestic Equity Trading Revenues do not include revenues from our international and direct market access businesses.

FICC

	For the three months ended September 30,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$57.3	$78.5	$(21.2)	-27.0%
Net trading revenue (millions)	2.1	0.0	2.1	N/M
Interest, net (millions)	0.3	(0.3)	0.5	N/M
Investment income and other, net (millions)	0.1	0.1	0.1	N/M

Total Revenues from FICC (millions)	$59.8	$78.3	$(18.5)	-23.6%

Average daily Hotspot FX notional dollar value traded ($ billions)	32.5	24.2	8.4	34.6%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the FICC segment, which primarily comprises Commissions and fees, decreased 23.6% to $59.8 million for the three months ended September 30, 2010, from $78.3 million for the comparable period in 2009. Revenues were negatively impacted by a slowdown in volumes and tightening of credit spreads in our Knight Fixed Income business and the intensified competition as a result of the re-emergence of large banks offset, in part, by higher volumes from our Hotspot and Knight BondPoint businesses, as well as revenues from the newly acquired Urban business.

Corporate

	For the three months ended September 30,
	2010	2009	Change		% of Change
Total Revenues from Corporate (millions)	$3.5	$4.8		$(1.2)	-25.7%

Total revenues from the Corporate segment decreased to $3.5 million for the three months ended September 30, 2010, from $4.8 million for the comparable period in 2009. Revenues primarily represent gains or losses on strategic investments, deferred compensation investments related to certain employees and directors, and from our corporate investment as a limited partner or non-managing member in the Deephaven Funds.

Expenses

Employee compensation and benefits expense decreased to $115.7 million for the three months ended September 30, 2010, from $139.3 million for the comparable period in 2009. As a percentage of total revenue, Employee compensation and benefits increased to 48.3% for the three months ended September 30, 2010, from 46.5% for the comparable period in 2009. The decrease on a dollar basis was primarily due to decreased performance-based incentives due to lower profitability in our Equities and FICC segments offset, in part, by increased headcount due to the growth and investments in both our domestic and international businesses. The number of full time employees increased to 1,297 at September 30, 2010, from 1,098 at September 30, 2009, primarily due to our move to self clearing, the growth and expansion in our international business and expanded product offerings, including the acquisition of Urban in July 2010, offset by a headcount reduction related to our restructuring plan in the third quarter of 2010. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees decreased 12.4% to $44.2 million for the three months ended September 30, 2010, from $50.4 million for the comparable period in 2009, primarily due to lower trade and share volumes. As a percentage of total revenue, Execution and clearance fees increased to 18.4% for the three months ended September 30, 2010, from 16.8% for the comparable period in 2009. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow decreased to $6.6 million for the three months ended September 30, 2010, from $17.7 million for the comparable period in 2009. As a percentage of total revenue, Payments for order flow decreased to 2.8% for the three months ended September 30, 2010, from 5.9% for the comparable period in 2009. This expense decreased primarily due to lower volumes and profitability, changes in rebate arrangements with clients, competition and customer mix.

The restructuring charge of $16.7 million for the three months ended September 30, 2010 is related to severance and related costs in connection with our plan to reduce headcount in order to rationalize expenses.

All other expenses increased by 31.6%, or $13.5 million, to $56.2 million for the three months ended September 30, 2010 from $42.7 million for the comparable period in 2009. Interest expense of $7.5 million increased primarily due to our Notes offering and our increased stock lending activity. Depreciation and amortization expense increased primarily due to fixed asset purchases and greater capitalized software development costs. Communications and data processing expense increased primarily due to higher market data and connectivity expenses related to the growth within our Equities and FICC segments. Occupancy and equipment rentals expense increased primarily due to the costs associated with leases for new office space. Professional fees increased due to higher consulting and legal expenses, which have fluctuated based on activity relating to our new business initiatives. Other expenses increased due to higher employment fees and other administrative expenses.

Our effective tax rates from continuing operations of 40.1% and 38.7% for the three months ended September 30, 2010 and 2009, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Nine Months Ended September 30, 2010 and 2009

Continuing Operations

Revenues

Equities

	For the nine months ended September 30,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$310.8	$307.5	$3.3	1.1%
Net trading revenue (millions)	390.4	354.6	35.8	10.1%
Interest, net (millions)	(0.9)	(3.6)	2.7	N/M
Investment income and other, net (millions)	0.3	0.5	(0.2)	N/M

Total Revenues from Equities (millions)	$700.6	$659.0	$41.5	6.3%

Average daily U.S. equity dollar value traded ($ billions)	27.2	22.4	4.8	21.3%
Average daily U.S. equity trades (thousands)	3,817.0	3,994.6	(177.6)	-4.4%
Nasdaq and listed equity shares traded (billions)	214.9	269.3	(54.4)	-20.2%
OTC Bulletin Board and Pink Sheet shares traded (billions)	1,658.0	1,462.5	195.5	13.4%
Average revenue capture per U.S. equity dollar value traded (bps)	1.1	1.4	(0.2)	-17.5%
Average daily Knight Direct equity shares (millions)	140.0	63.9	76.1	119.0%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Equities segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 6.3% to $700.6 million for the nine months ended September 30, 2010, from $659.0 million for the comparable period in 2009. Revenues for the nine months ended September 30, 2010, were positively impacted by increased revenues from newer products and international expansion efforts, market conditions, improved results from our electronic market-making and algorithmic principal trading, higher equity dollar volumes and higher volumes at Knight Direct offset, in part, by lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.1 bps for the first nine months of 2010, down 17.5% from the comparable period in 2009. The primary drivers for the decrease in revenue capture were heightened competition, ongoing investments in price improvement and execution quality and the change in mix of our order flow. Domestic Equity Trading Revenues were $573.0 million and $572.7 million for the nine months ended September 30, 2010 and 2009, respectively. Domestic Equity Trading Revenues do not include revenues from our international and direct market access businesses.

FICC

	For the nine months ended September 30,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$185.4	$195.8	$(10.4)	-5.3%
Net trading revenue (millions)	2.4	(0.1)	2.5	N/M
Interest, net (millions)	(0.4)	(0.5)	0.1	N/M
Investment income and other, net (millions)	0.5	1.2	(0.7)	N/M

Total Revenues from FICC (millions)	$188.0	$196.4	$(8.5)	-4.3%

Average daily Hotspot FX notional dollar value traded ($ billions)	35.1	20.3	14.8	72.9%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the FICC segment, which primarily comprises Commissions and fees, decreased 4.3% to $188.0 million for the nine months ended September 30, 2010, from $196.4 million for the comparable period in 2009. Revenues were negatively impacted by a slowdown in volumes and tightening of credit spreads in our Knight Fixed Income business and intensified competition as a result of the re-emergence of large banks, offset by higher volumes from our Hotspot and Knight BondPoint businesses, revenues from the newly acquired Urban business and a $2.9 million intercompany fee relating to the placement of the Notes offering during the first quarter of 2010. Excluding the intercompany fee received from our Notes offering, total revenues decreased 5.8% to $185.0 million for the nine months ended September 30, 2010.

Corporate

	For the nine months ended September 30,
	2010	2009	Change	% of Change
Total Revenues from Corporate (millions)	$1.5	$3.7	$(2.2)	-59.5%

Total revenues from the Corporate segment, which primarily represent gains or losses on strategic investments, deferred compensation investments related to certain employees and directors, and from our corporate investment as a limited partner or non-managing member in the Deephaven Funds, decreased to $1.5 million for the nine months ended September 30, 2010, from $3.7 million for the comparable period in 2009. During the first quarter of 2010, Corporate paid a $2.9 million fee to the FICC segment with respect to the offering of our Notes. This fee was eliminated in consolidation.

Expenses

Employee compensation and benefits expense increased to $412.8 million for the nine months ended September 30, 2010, from $384.1 million for the comparable period in 2009. As a percentage of total revenue, Employee compensation and benefits increased to 46.4% for the nine months ended September 30, 2010, from 44.7% for the comparable period in 2009. The increase on a dollar basis was primarily due to higher compensation accruals due to improved results from our Equities segment, increased headcount due to the growth and investments in both our domestic and international businesses, and increased compensation expense at Knight Fixed Income due to hiring and retention costs. The number of full time employees increased to 1,297 at September 30, 2010, from 1,098 at September 30, 2009, primarily due to our move to self clearing, the growth and expansion in our international business and expanded product offerings, including the acquisition of Urban in July 2010, offset, in part, by a headcount reduction related to our restructuring plan in the third quarter of 2010. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 10.0% to $134.2 million for the nine months ended September 30, 2010, from $122.0 million for the comparable period in 2009, primarily due to greater volumes. As a percentage of total revenue, Execution and clearance fees increased to 15.1% for the nine months ended September 30, 2010, from 14.2% for the comparable period in 2009. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow decreased to $28.7 million for the nine months ended September 30, 2010, from $57.8 million for the comparable period in 2009. As a percentage of total revenue, Payments for order flow decreased to 3.2% for the nine months ended September 30, 2010, from 6.7% for the comparable period in 2009. This expense decreased primarily due to changes in rebate arrangements with clients, competition and customer mix.

Writedown of assets and lease loss accrual (benefit), net was $1.0 million for the nine months ended September 30, 2010 comprising $0.3 million for the discontinued use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity. Writedown of assets and lease loss accrual (benefit), net was a benefit of $10.0 million for the nine months ended September 30, 2009, primarily due to a lease loss reversal taken with respect to our office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out and occupy the excess office space and therefore recorded a benefit related to the reversal of such previously recorded lease loss. Also included in Writedown of assets and lease loss accrual (benefit), net is a charge of $2.4 million for the nine months ended September 30, 2009, which relates to our decision to discontinue the use of the Donaldson trade name and $0.7 million which related to the writedown of capitalized software resulting from the sale of Hotspot’s retail customer accounts.

The restructuring charge of $16.7 million for the nine months ended September 30, 2010 is related to severance and related costs in connection with our plan to reduce headcount in order to rationalize expenses.

All other expenses increased by 29.0%, or $35.9 million, to $159.4 million for the nine months ended September 30, 2010 from $123.6 million for the comparable period in 2009. Interest expense of $17.1 million increased primarily due to our Notes offering and our increased stock lending activity. Communications and data processing expense increased primarily due to higher market data and connectivity expenses related to the growth within our Equities and FICC segments. Depreciation and amortization expense increased primarily due to fixed asset purchases and greater capitalized software development costs. Occupancy and equipment rentals expense increased primarily due to the costs associated with new office space leases. Professional fees increased due to higher consulting and legal expenses, which have fluctuated based on activity relating to our new business initiatives. Other expenses increased due to higher employment fees and other administrative expenses.

Our effective tax rates from continuing operations of 39.8% and 40.4% for the nine months ended September 30, 2010 and 2009, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Discontinued Operations

Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”), was formerly the registered investment adviser to, and sponsor of, the Deephaven Funds.

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

Income (loss) from discontinued operations, net of tax, was income of $0.1 million and a loss of $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and a loss of $0.2 million and a loss of $34.2 million for the nine months ended September 30, 2010 and 2009, respectively. See Footnote 13 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

Subsequent Event

On October 1, 2010, we acquired Astor Asset Management, LLC (“Astor”), a money management firm specializing in macro-economic strategy and exchange-traded funds portfolio construction for approximately $18.0 million comprising $10.8 million in cash and approximately 579,000 shares of unregistered Knight common stock valued at $7.2 million. The results of Astor will be included within the Equities segment beginning with the fourth quarter of 2010.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of September 30, 2010, we had $4.81 billion in assets, 82.5% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers, financial instruments owned and securities borrowed. Receivables from brokers, dealers and clearing organizations include interest bearing cash balances held with third party clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Financial instruments owned principally consist of equity securities that trade on the NYSE, NYSE Amex Equities and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board. Securities borrowed represents the value of cash or other collateral deposited with stock lenders to facilitate the trade settlement process.

Other assets primarily represent net deferred tax assets, deposits, receivable from discontinued operations and other miscellaneous receivables.

Total assets increased $1.79 billion, or 59.5%, from $3.01 billion at December 31, 2009 to $4.81 billion at September 30, 2010. The majority of the increase in assets relates to the growth of our trading book and stock borrow and loan activity relating to our self-clearing initiative. Securities borrowed increased by $1.25 billion, from $394.4 million at December 31, 2009 to $1.64 billion at September 30, 2010, due to increased internal financing as we continue to migrate towards self-clearing and an increase in the matched-book activity within our self-clearing entity. Financial instruments owned increased by $431.8 million, or 46.6%, from $926.6 million at December 31, 2009, to $1.36 billion at September 30, 2010, due to an increase in the size of the securities inventory utilized in our market-making, algorithmic principal trading activities and trade execution services, and the purchased call options relating to our Notes offering. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.

Total liabilities increased $1.66 billion, or 92.3%, from $1.80 billion at December 31, 2009 to $3.46 billion at September 30, 2010. The majority of the increase in liabilities relates to increases in Financial instruments sold, not yet purchased, Securities loaned, Long-term debt and Payable to brokers, dealers and clearing organizations offset, in part, by a decrease in our credit facility and Accrued compensation expense. Financial instruments sold, not yet purchased increased by $522.0 million, or 81.7%, from $639.3 million at December 31, 2009, to $1.16 billion at September 30, 2010, due to an increase in the size of the securities inventory utilized in our market-making, algorithmic principal trading activities and trade execution services as well as the embedded conversion derivative associated with our Notes offering. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the increase in our long securities position. Securities loaned increased by $480.5 million, or 87.3%, from $550.2 million at December 31, 2009, to $1.03 billion at September 30, 2010 due to increased lending activity to facilitate short transaction settlements as we continue to migrate towards self-clearing and an increase in the matched-book activity within our self-clearing entity. Long-term debt increased to $308.0 million at September 30, 2010 due to the offering of our Notes in March 2010. A portion of the proceeds of the Notes were used to repay our $140.0 million credit facility (the “Prior Credit Facility”).

Stockholders’ equity, excluding Noncontrolling interests, increased by $132.7 million, from $1.21 billion at December 31, 2009 to $1.35 billion at September 30, 2010. The increase in stockholders’ equity from December 31, 2009 was primarily a result of earnings, issuance of shares related to business purchases and stock-based awards activity during the nine months ended September 30, 2010.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances and our Notes offering of $375.0 million. At September 30, 2010, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of $812.7 million.

We have previously disclosed our intent to pursue selective acquisitions of (or possible joint ventures with) complementary businesses primarily in the markets in which our Equities and FICC segments operate. We expect to fund the purchase price of any such acquisition with our current cash position or, in some cases, through the issuance of our stock or debt.

We have acquired several businesses over the last few years. In July 2010, we completed the acquisition of Urban for $28.4 million, comprising $19.4 million in cash, a potential earnout on future performance valued at $4.0 million and approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million. In July 2008, we completed the acquisition of Knight Fixed Income’s business for $75.3 million, comprising $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the transaction include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Fixed Income during the three-year period following the closing of the transaction. Knight Fixed Income has achieved both its first year and second year performance targets which entitled the sellers to receive a total of approximately $66.6 million of the aforementioned earn-out in the form of unregistered shares of Knight common stock.

Income from continuing operations before income taxes was $0.1 million and $49.8 million for the three months ended September 30, 2010 and 2009, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $11.5 million and $11.3 million for the three months ended September 30, 2010 and 2009, respectively. Depreciation expense was $3.5 million and $2.8 million for the three months ended September 30, 2010 and 2009, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $7.8 million and $6.0 million for the three months ended September 30, 2010 and 2009, respectively. There were no non-cash writedowns of assets and no lease loss accruals for the three months ended September 30, 2010 and 2009.

Capital expenditures related to our continuing operations were $18.9 million and $12.4 million during the three months ended September 30, 2010 and 2009, respectively. Cash payment relating to purchase of a business, net of cash acquired for the three months ended September 30, 2010 was $14.8 million. There were no cash payments relating to any purchase of a business for the three months ended September 30, 2009. Distributions from investments were $3.1 million and $43.1 million for the three months ended September 30, 2010 and 2009, respectively. Purchases of investments were $2.5 million and $3.8 million for the three months ended September 30, 2010 and 2009, respectively.

In March 2010, we issued $375.0 million of Notes in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the required repayment of the Prior Credit Facility and accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. For the three months ended September 30, 2010, we recognized interest expense related to the Notes of $6.2 million. See Footnote 8 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

We have an authorized stock repurchase program of $1 billion. During the third quarter of 2010, we repurchased 1,000,000 shares for approximately $12.8 million under the stock repurchase program. Through September 30, 2010, we repurchased 70.7 million shares for $804.0 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means.

Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had approximately 97.6 million shares of Class A Common Stock outstanding as of September 30, 2010.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and FINRA prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of September 30, 2010, all of our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at September 30, 2010, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KEM	$74.3	$1.0	$73.3
KCM	52.5	1.0	51.5
KCS	50.2	0.8	49.4
Knight Fixed Income	22.1	3.2	18.9
Knight Direct	18.7	0.3	18.4

Our foreign registered broker-dealers are subject to certain financial resource requirements of either the FSA or the SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at September 30, 2010 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCEL	$103.4	$29.2	$74.2

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

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

As of September 30, 2010, our loans inventory, foreign currency forward contracts, investment in the Deephaven Funds, the purchased call options, the embedded conversion derivative and deferred compensation investments met the definition of Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of September 30, 2010 and December 31, 2009, we did not hold any financial instruments that met the definition of Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

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

Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities to us.

Goodwill and Intangible Assets – As a result of our acquisitions, principally the businesses operating as Knight Direct, Hotspot, Knight BondPoint, Knight Fixed Income and Urban, we have acquired goodwill and identifiable intangible assets. We determine the values and useful lives of intangible assets upon acquisition. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. We test goodwill and the useful lives of intangible assets for impairment at least annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill of $317.7 million as of September 30, 2010 is primarily related to our Equities and FICC segments. Goodwill primarily represents purchases of the businesses now operating as Knight Direct in our Equities segment and Hotspot, Knight BondPoint, Knight Fixed Income and Urban in our FICC segment. We test the goodwill in each of our operating segments for impairment at least annually by comparing the estimated fair value of each segment with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable price-to-book multiples and discounted cash flow analyses) and we derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as the overall market value of the Company, compared to the Company’s book value. We performed our annual test for impairment of goodwill in the second quarter of 2010 and determined that goodwill was not impaired at that time.

Intangible assets, with definite lives are amortized over their respective lives. Substantially all intangible assets resulted from the purchases of the businesses now operating as Knight Direct, Hotspot, Knight BondPoint, Knight Fixed Income and Urban. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 24 years. We performed our annual test for impairment of intangible assets with definitive lives in the second quarter of 2010. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarters of 2010 and 2009, we discontinued the use of the Libertas and Donaldson trade names, respectively. As such, we wrote off $0.3 million and $2.4 million in intangible assets related to the Libertas and Donaldson trade names, respectively. No other events occurred in 2009 or for the nine months ended September 30, 2010 that would indicate that the carrying amounts of our amortizable intangible assets may not be recoverable and we do not believe that our intangible assets were impaired as of September 30, 2010.

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

The second ASU relates to the accounting for a variable interest entity (“VIE”). This ASU significantly changed the criteria by which an enterprise determines whether or not it must consolidate a VIE. Under the new guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of this ASU had no impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control.

For working capital purposes, we invest in money market funds and government securities or maintain interest-bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers, dealers and clearing organizations, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates or present a material market risk, as the balances are short-term in nature and subject to daily repricing. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are not material to our overall cash position.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, listed equity options and fixed income products. The fair value of these securities at September 30, 2010 and 2009 was $1.27 billion and $990.5 million, respectively, in long positions and $1.12 billion and $737.1 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $15.4 million and $25.3 million as of September 30, 2010 and 2009, respectively, due to the offset of gains in short positions against losses in long positions.

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

Foreign Currency Risk

Our foreign currency exposure continues to evolve as we grow internationally. Our exposure to foreign currency transaction gains and losses is the result of our foreign subsidiaries being denominated in currencies other than the U.S. dollar, primarily the British pound, the Euro and the Hong Kong dollar, in which our revenues and profits are denominated. A portion of these risks are hedged, but fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.

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

In the third quarter of 2010, the following development occurred in the Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al. action described in the Company’s Form 10-K for the year ended December 31, 2009 and updated in the Company’s Form 10-Q filings subsequent to such date:

On July 21, 2010, all plaintiffs moved for reconsideration of the court’s March 26, 2010 summary judgment ruling which dismissed the complaint against Knight. That motion has been fully briefed but not yet decided by the court. Also, because the case is continuing against other defendants and thus has not been fully resolved, the order dismissing the complaint against Knight has not yet become final and appealable.

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

The following table contains information about our purchases of our Class A Common Stock during the third quarter of 2010 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010
Common stock repurchases	68		68	$207,767
Employee transactions(2)	18		-

Total	85	$14.41	68

August 1, 2010 – August 31, 2010
Common stock repurchases	700		700	$198,898
Employee transactions(2)	14		-

Total	714	$12.70	700

September 1, 2010 – September 30, 2010
Common stock repurchases	232		232	$196,002
Employee transactions(2)	8		-

Total	240	$12.47	232

Total
Common stock repurchases	1,000		1,000
Employee transactions(2)	39		-

Total	1,039	$12.71	1,000

Totals	may not add due to rounding.

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from Knight Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (ii) Consolidated Statements of Financial Condition at September 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of November, 2010.

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)