Form 10-K
period 2010-12-31
KNIGHT CAPITAL GROUP, INC.
filed 2011-03-01
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-14223

Commission File Number

KNIGHT CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

22-3689303

(I.R.S. Employer Identification Number)

545 Washington Boulevard, Jersey City, NJ 07310

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (201) 222-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

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

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $1.05 billion at June 30, 2010 based upon the closing price for shares of the Registrant’s Class A Common Stock as reported by the New York Stock Exchange. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

At February 24, 2011 the number of shares outstanding of the Registrant’s Class A Common Stock was 101,321,910 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

KNIGHT CAPITAL GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2010

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, and the documents incorporated by reference herein may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with changes in market structure, legislative or regulatory rule changes, risks related to the performance of the Company’s Electronic Trading Group and the Company’s ability to hire qualified management personnel and the costs, integration, performance and operation of businesses recently acquired or developed organically, or that may be acquired in the future. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

PART I

Item 1.	Business

Overview

Knight Capital Group, Inc., a Delaware corporation (collectively with its subsidiaries, “Knight” or the “Company”), is a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms and corporations.

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

Financial information concerning our business segments for each of 2010, 2009 and 2008, respectively, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”) and the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”

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

Our Board of Directors (the “Board”) has standing Finance and Audit, Compensation and Nominating and Corporate Governance committees. Each of these Board committees has a written charter approved by the Board. Our Board has also adopted a set of Corporate Governance Guidelines. Each committee charter, along with the Corporate Governance Guidelines, is posted on the Company’s website. None of the information on our corporate website is incorporated by reference into this report.

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

Operating Segments

Effective the fourth quarter of 2009, we separated our former Global Markets segment into two operating segments: i) Equities and ii) Fixed Income, Currencies and Commodities (“FICC”). This breakout is consistent with the organizational structure of our businesses. As a result of this change in segment reporting, we have three operating segments within our continuing operations, Equities, FICC and Corporate.

•

Equities—Our Equities segment includes market-making and institutional sales and trading in global equities, exchange traded funds (“ETFs”), options and futures. In the course of market-making and trading, we provide capital facilitation and a range of complementary services, including research and commission management. Within our Equities segment, we also provide equity capital markets and asset management services.

•

FICC—Our FICC segment includes research, sales and trading in global fixed income, as well as electronic trading in fixed income and foreign exchange. Fixed income research publishes reports across several sectors in the Americas and emerging markets, evaluating corporate credit risk, interest rate risk and individual issuers. Within our FICC segment, we also provide debt capital markets services and originate home equity conversion mortgages, commonly referred to as reverse mortgages.

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

The following table sets forth: (i) Revenues, (ii) Expenses, (iii) Other income and (iv) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in millions):

	For the years ended December 31,
	2010	2009	2008
Equities
Revenues	$902.5	$891.0	$851.5
Expenses	673.4	663.7	505.0

Pre-tax earnings	229.1	227.3	346.4

FICC
Revenues	249.1	266.7	79.3
Expenses	255.3	218.8	67.0

Pre-tax (loss) earnings	(6.2)	47.8	12.3

Corporate
Revenues	(2.5)	4.7	8.1
Expenses	70.4	47.1	49.1
Other income	—	—	15.9

Pre-tax (loss)	(72.9)	(42.3)	(25.1)

Consolidated
Revenues	1,149.1	1,162.4	938.9
Expenses	999.1	929.6	621.2
Other income	—	—	15.9

Pre-tax earnings	$150.0	$232.8	$333.6

Totals may not add due to rounding.

Equities Segment

Business Segment Overview

We provide market-making and trading, primarily in global equities as well as ETFs, options and futures. Our approach to trading combines deep liquidity with sophisticated trading technology and capital facilitation to deliver high quality trade executions consistent with client-defined measures. We feature both advanced electronic trading and traditional sales and trading which allows buy- and sell-side clients to interact with the market based on their specific needs and preferences. As a result, we are able to attract a significant base of clients with diverse investment styles and strategies, while at the same time, capture a greater share of client order flow. To do so, our model requires that we manage risk and deploy capital effectively as well as maintain efficient and reliable trading technology and infrastructure. We are connected to a large number of external market centers including electronic communication networks (“ECN”), alternative trading systems (“ATS”), dark liquidity pools, alternative display facilities (“ADF”), multilateral trading facilities (“MTF”), exchanges and other broker-dealers.

The majority of our Equities revenue is derived from market-making and trade executions in U.S. equities. Generally, market makers display the prices at which they are willing to bid, meaning buy, or offer, meaning sell, securities and adjust their bid and offer prices in response to the forces of supply and demand for each security. As a market maker operating in Nasdaq, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities and NYSE Arca listed securities, the OTC Bulletin Board, and the Pink Sheets, we provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. Effective January 2011, we now provide trade executions as an equities Designated Market Maker (“DMM”) and ETF Lead Market Maker (“LMM”) on the NYSE, NYSE Amex and NYSE Arca. When acting as principal, we commit our own capital and derive revenues from the difference between the price paid when securities are bought and the price received when securities are sold. We conduct the vast majority of client market-making activity as principal through the use of automated quantitative models. Our traders offer execution services for complex trades and a variety of order types. We also provide trade executions for institutions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively. Another component of our trading strategy employs the use of non-client principal trading models which interact with street flow. These non-client principal models buy and sell equities and other financial instruments with high frequency and for very short holding periods and are generally designed to benefit from pricing and arbitrage opportunities within the marketplace, while leveraging our sophisticated trading technology and infrastructure.

Effective January 1, 2011, we completed a consolidation of certain wholly-owned subsidiaries. As a result of streamlining our corporate structure, our domestic Equities activities will be primarily operated out of Knight Capital Americas, L.P. (“KCA”) and Knight Execution & Clearing Services LLC (“KECS”). KCA and KECS are registered with the SEC and are members of the Financial Industry Regulatory Authority (“FINRA”).

Our international Equities activities are primarily operated through Knight Capital Europe Limited (“KCEL”), a U.K. registered broker-dealer authorized and regulated by the U.K. Financial Services Authority (“FSA”). KCEL provides execution services for institutional and broker-dealer clients in global equities. Knight Capital Asia Limited (“KCAL”) offers trade execution services in Asian, U.S. and European equities to institutional clients worldwide. KCAL is a broker-dealer registered as an exchange participant with the Hong Kong Stock Exchange and is regulated by the Hong Kong Securities and Futures Commission (“SFC”).

In addition to our organic initiatives to expand and diversify our products and services within our Equities segment, over the past five years, we have completed the following stock or asset acquisitions

(and subsequent sales of equity interests) of complementary businesses to strengthen our Equities business segment and expand and diversify our products and services:

•

In June 2005, we acquired the business of Direct Trading Institutional, Inc. now operating as Knight Direct. The acquired business was a privately held firm specializing in providing institutions with direct market access (“DMA”) through a third party execution platform. Since the acquisition, we have developed our own execution management system, Knight DirectTM, which handles all of Knight’s DMA activity.

In January 2008, we acquired EdgeTrade Inc. (“EdgeTrade”), an agency-only trade execution and algorithmic software firm that allowed buy- and sell-side clients to more effectively source liquidity and manage the trading process as well as maintain anonymity, reduce market impact and lower transaction costs. EdgeTrade’s execution algorithms are offered through the Knight Direct platform and on a standalone basis.

Since the acquisitions of Direct Trading Institutional, Inc. and EdgeTrade, we have made significant enhancements to our DMA product offerings, functionality, EdgeTrade algorithms and the Knight Direct platform.

•

In October 2005, we acquired the business of the ATTAIN ECN (now operating as Direct Edge ECN LLC), an ATS that operated an ECN. Direct Edge ECN LLC (“Direct Edge”) provides a liquidity destination with the ability to match and route trades in Nasdaq, NYSE, NYSE Amex Equities and NYSE Arca listed securities.

In 2007 and 2008, we sold portions of our equity interest in Direct Edge Holdings, the parent company of Direct Edge. As a result of these sales we now own a 19.9% interest in Direct Edge Holdings. During 2010, Direct Edge obtained exchange status.

•

In October 2010, we acquired Astor Asset Management, L.L.C. (“Astor”), a fee-based money management firm employing a portfolio management approach to investing involving modeling economic data and utilizing low cost ETFs to capitalize on cyclical changes.

•

In December 2010, we acquired the DMM and LMM business units of Kellogg Capital Markets LLC (“Kellogg”). As of January 1, 2011, we have assumed responsibility for making markets in approximately 765 NYSE- and NYSE Amex-listed securities as well as approximately 400 ETFs and structured products on NYSE Arca.

Clients and Products

Clients

Within Equities, we offer products and provide services via electronic and voice access points primarily to two main client groups: sell-side (also referred to as broker-dealers) and buy-side (also referred to as institutions). Our sell-side clients include global, national, regional and on-line broker-dealers, private wealth managers and traditional investment banks in North America and Europe. We provide sell-side clients with deep liquidity, high fulfillment rates and high-quality trade executions according to client-defined and regulatory measures. Our buy-side clients include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments across North America, Europe and the Asia-Pacific region. We provide buy-side clients with deep liquidity, actionable market insights, anonymity and trade executions with minimal market impact.

In 2010, our Equities business did not have any client that accounted for more than 10% of our U.S. equity dollar value traded.

We provide capital markets services to small- and mid-cap corporate issuers as well as private companies in the U.S., including capital structure advisory services, transition services and distribution across the equity and debt capital markets. As a result of the acquisition of Astor in October 2010, we also provide asset management services, primarily to retail investors.

Products and Services

Our strategy for our Equities segment is to differentiate ourselves from competitors by providing high quality and competitive trade execution services combined with superior client service. Over the past several years we have worked to expand our products and services.

For our buy-side clients, we offer comprehensive trade execution services covering the depth and breadth of the market. We handle large complex trades, accessing liquidity from our order flow, as well as other sources. When liquidity is not naturally present in the equities market, we may offer capital facilitation to complete our clients’ trades. Our institutional products include access to our global sales and trading team, as well as our electronic trading products. Our institutional equity products and services include global equities, ETFs, options and futures trade execution solutions, block trading, program trading, special situations/risk arbitrage, research, soft dollar and commission recapture programs, corporate access services, direct market access through Knight DirectTM, EdgeTrade algorithms and internal crossing through our Knight Match product. The majority of our revenues from institutional clients are commissions on agency transactions or commission-equivalents on riskless principal transactions.

We seek to provide sell-side clients with high quality and competitive trade executions that enable them to satisfy their fiduciary obligations to their customers to seek to obtain the best execution reasonably available in the marketplace. Most of our equity order flow is executed as principal and handled electronically using sophisticated algorithms to optimize the execution of client order flow, including order flow through Knight Link, an electronic access point into Knight’s off-exchange liquidity. We maintain a team of cash traders to handle oversized or difficult-to-handle orders. The majority of the revenues we earn from broker-dealer clients are net trading revenues, generated from the difference between the price paid when we buy securities and the price received when we sell securities. We also have expanded our non-client principal trading activity, which primarily covers equities, but also includes such products as ETFs, options, futures, and foreign exchange. For these activities, we interact directly with street flow. In addition, we made significant progress in electronic options market-making during 2010. We now operate on three electronic exchanges and make markets in approximately 750 names.

During 2009, we commenced self-clearing certain of our equities trades using a proprietary platform and enhanced our related operational processes and infrastructure. We now self-clear substantially all of our domestic equities businesses and intend to expand internationally and across product offerings and asset classes in the future.

Equities Competition

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

We compete primarily on the basis of our execution standards (including price, liquidity, speed and other client-defined measures), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by regulators and investors on execution quality and overall transaction costs have resulted in a market environment characterized by narrowed spreads and reduced revenue capture metrics. Consequently, maintaining profitability has become extremely difficult for many firms. Generally, improvements in execution quality, such as faster execution speed and greater price improvement, negatively impact the ability to derive revenues from executing client order flow. For example, we have made, and continue to make, changes to our execution protocols and quantitative models, which have had, or could have, a significant impact on our profitability. To remain profitable, some competitors have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations.

Competition for order flow in the U.S. equity markets continues to be intense and is evolving rapidly as reflected in publicly disclosed execution metrics, i.e., SEC Rules 605 and 606. These rules, applicable to broker-dealers, add greater disclosure to execution quality and order-routing practices. Rule 605 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 606 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements and internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary obligations to seek to obtain best execution for their customers’ orders.

We believe the trend toward increased competition and the growth of alternative trading venues will continue. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain greater market share by reducing prices. Competition for business with institutional clients is based on a variety of factors, including execution quality, research, soft dollar, commission sharing and recapture services, technology, market access (including direct market access and execution algorithms), client relationships, client service, cost, capital facilitation and reputation.

In the equity capital markets space, we compete against traditional investment banks and smaller boutique-sized firms.

FICC Segment

Business Segment Overview

We provide research, sales and trading in global fixed income, as well as electronic trading in fixed income and foreign exchange. Our approach to trading involves traditional sales and trading on behalf of our clients as well as operating neutral platforms with sophisticated trading technology that electronically matches buyers and sellers.

We engage in sales and trading for buy-side clients primarily on a riskless principal basis in a variety of fixed income products. We also operate a fixed income ECN that allows sell-side clients to engage in electronic trading of municipals, corporates, agencies, treasuries and certificates of deposit and a foreign exchange ECN that allows buy-side clients to engage in electronic trading in various currencies as well as precious metals.

Our specialized products and services allow us to deepen relationships with existing clients, build liquidity across asset classes and establish relationships with new clients.

Effective January 1, 2011, we completed a consolidation of certain wholly-owned subsidiaries. As a result of streamlining our corporate structure, our FICC activities will be primarily operated out of KCA and KECS, as well as Hotspot FX Holdings, Inc. and its subsidiaries (collectively, “Hotspot”) and Urban Financial Group, Inc. (“Urban”). KCA and KECS are registered with the SEC and the Municipal Securities Rulemaking Board (“MSRB”) and are members of FINRA.

Our international FICC activities are primarily operated through KCEL and KCAL.

Over the past five years, we have built up our FICC segment primarily through acquisitions of complementary businesses in an effort to expand and diversify our products and services:

•	In April 2006, we acquired Hotspot which provides access to electronic foreign exchange spot trade executions through an advanced ECN-based platform.

•	In October 2006, we acquired Knight BondPoint, Inc. (“Knight BondPoint”) which provides electronic access and trade execution services for the retail fixed income market.

•	In July 2008, we acquired Knight Libertas Holdings LLC and its affiliates (collectively, “Knight Fixed Income”), a business specializing in a variety of global fixed income products and services.

•

In July 2010, we acquired Urban. Urban is principally an originator of home equity conversion mortgages (“HECMs”), commonly referred to as reverse mortgages, insured by the Federal Housing Administration (“FHA”).

Since these acquisitions, we have expanded these products, enhanced the various platforms utilized and grown these businesses.

Clients and Products

Clients

Within our FICC segment, we serve a broad range of buy-side and sell-side firms across fixed income, foreign exchange and precious metals.

In 2010, our FICC segment did not have any client that accounted for more than 10% of our fixed income notional value traded.

In fixed income, our buy-side clients include mutual funds, insurance companies, pension funds, hedge funds and banks across North America, Europe and the Asia-Pacific region. Knight Fixed Income provides buy-side clients with access to investment research, a broad range of securities and products, trading expertise and an extensive client network to match buyers and sellers. Knight BondPoint’s sell-side clients include broker-dealers, financial advisors and private wealth managers in the U.S. Knight BondPoint provides sell-side clients with centralized liquidity, connectivity, price discovery and trading efficiencies. Urban’s clients primarily represent homeowners throughout the U.S. and Puerto Rico that are eligible for reverse mortgages.

In foreign exchange and precious metals, Hotspot’s buy-side clients include mutual funds, pension funds, hedge funds, banks and commodity trade advisors across North America, Europe and the Asia-Pacific region. Hotspot provides buy-side clients with access to liquidity and fast anonymous trade executions.

In FICC, we provide debt capital markets services to small- and mid-cap corporate issuers as well as private companies in the U.S and Europe. We offer corporate issuers and private companies capital structure advisory services and access to our large debt distribution network.

Products and Services

The FICC business segment includes research, sales and trading in global fixed income, as well as capital markets services. This segment also includes electronic fixed income, foreign exchange trading and mortgage origination. We also engage in limited collateralized lending activity within our FICC segment.

Knight Fixed Income provides buy-side firms with research, sales and trading across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, federal agency securities, hybrid securities, syndicated bank loans and emerging markets. Fixed income research publishes reports across several sectors in the Americas and emerging markets, evaluating corporate risk, interest rate risk and individual issuers.

Urban originates direct and brokered HECMs, commonly referred to as reverse mortgages, insured by the FHA. In February 2011, Urban received Government National Mortgage Association (“GNMA”) issuance authority for the securitization of HECMs.

Knight BondPoint provides electronic fixed income trading solutions to sell-side firms. Knight BondPoint operates a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable offerings. Knight BondPoint also provides a front-end application for brokers and advisors as well as a trading application for traders.

Hotspot provides electronic foreign exchange trading solutions to buy-side firms through a foreign exchange ECN that provides clients with access to live, executable prices for 53 currency pairs as well as spot gold and silver streamed by market maker banks and other clients. Hotspot offers clients several access options including direct high-speed connectivity and a traditional front-end application.

FICC Competition

Our institutional fixed income offering, including sales, trading and independent research, competes with traditional investment banks and boutique firms. During 2010, there was heightened competition in the fixed income industry as spreads tightened and competitive pressure increased on a global basis. Traditional investment banks re-emerged as major competitors, offering increased balance sheet utilization and increasing competition for experienced talent.

The tightening of spreads in the fixed income market has put pressure on firms to expand their global presence and to expand into other asset classes. We have continued to expand our offering to include emerging markets, syndicated bank loans and additional ABS/MBS products, including reverse mortgages, and have broadened the geographical reach of our European sales and trading team.

Independent research remains one of our competitive advantages as many other firms have stopped delivering this type of research to their clients. Our offering of fundamental research across an issuer’s capital structure including bank debt, corporate bonds, convertible bonds, preferred shares and common stock, helps our clients make informed decisions.

Urban’s competition includes mortgage origination units within large financial institutions, as well as several independent mortgage originators. In 2010, the securitization market for reverse mortgages experienced increased price competition in the wholesale market as a result of strong demand.

In the debt capital markets space, we compete against traditional investment banks and boutique firms.

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

Corporate Segment

Our Corporate segment invests in strategic financial service-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. The Corporate segment includes investment results from strategic investments and has historically included investment results from our corporate investment in the Deephaven Funds. Corporate overhead expenses primarily consist of compensation for certain senior executives and other individuals employed at the corporate holding company, interest on our long-term debt, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

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

Infrastructure

We have invested significant resources to expand our execution capacity, upgrade our trading systems and infrastructure and plan to make additional investments in technology and infrastructure in the future. Our ability to identify and deploy emerging technologies that facilitate the execution of trades, including developing and enhancing our quantitative client market-making models, is key to the successful execution of our business model. Technology has enhanced our capacity and ability to handle order flow faster and also has been an important component of our strategy to comply with government and industry regulations, achieve competitive execution standards, increase trading automation and provide superior client service. We continually enhance our use of technology and quantitative models to further refine our execution services and continue to develop and enhance our non-client principal trading models.

We use our proprietary technology and technology licensed from third parties to execute trades, monitor the performance of our traders, assess our inventory positions, manage risk and provide ongoing information to our clients. We are electronically linked to institutions and broker-dealers to provide immediate access to our trading operations and to facilitate the handling of client orders. Our business-to-business portal, and our Knight Link, Knight Match, Knight BondPoint, Hotspot and Knight Direct™ platforms and EdgeTrade algorithms, provide our clients with an array of tools to interact with our trading systems, multiple marketplaces throughout the globe, and most U.S. equity, ETF, options and futures market centers.

In connection with our self-clearing initiative for equities, we developed a proprietary clearing platform and have deployed a dedicated team of technology, operations, finance, legal and compliance professionals to support these efforts. We now self-clear substantially all of our domestic equities businesses and intend to expand internationally and across product offerings and asset classes in the future.

Alternative trading and data center facilities are in place for our primary domestic Equities and FICC operations. These facilities have been designed to allow us to continue a substantial portion of our operations if we are prevented from accessing or utilizing our primary office locations for an extended period of time. While we have taken significant steps to develop, implement and maintain reasonable business continuity plans, we cannot guarantee that our alternative systems and facilities will provide full continuity of operations should a significant business disruption occur.

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our execution technology, quantitative client market-making and non-client principal trading models, trade secrets and client base. We rely primarily on trade secret, trademark, domain name, patent and contract law to protect our intellectual property. It is our policy to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property.

Government Regulation and Market Structure

Most aspects of the Company’s business are subject to extensive regulation under federal, state and international laws. The SEC, Commodity Futures Trading Commission (“CFTC”), FSA, SFC, FINRA, NYSE, MSRB, National Futures Association (“NFA”), FHA, the Department of Housing and Urban Development (“HUD”), other self-regulatory organizations (“SRO”), and other regulatory bodies, such as state securities commissions and foreign regulators, promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors in those markets. Regulated entities are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record retention and the conduct of officers, supervisors and registered employees. Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censures, fines, the issuance of cease-and-desist orders or injunctions, or the suspension or disqualification of the entity and/or its officers, supervisors or registered employees. We, and certain of our past and present officers, directors and employees, have been subject to claims alleging the violation of such laws, rules and regulations. Certain aspects of the Company’s public disclosure, corporate governance, internal control environment and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and NYSE.

Rule-making by these and other regulators (foreign and domestic), and the resulting market structure changes, has had an impact on the Company’s regulated subsidiaries by directly affecting our method of operation and, at times, our profitability. Legislation can impose, and has imposed, significant obligations on broker-dealers, including our regulated subsidiaries. These increased obligations require the implementation and maintenance of internal practices, procedures and controls which have increased our costs and may subject us to regulatory inquiries, claims or penalties.

The regulatory environment in which we operate our Equities and FICC businesses is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, FHA, HUD, other SROs, other United States or foreign governmental regulatory authorities, applicable state agencies and administrative departments and other regulatory bodies. Additional regulations, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers. We cannot predict what effect, if any, such changes might have. However, there were, and could be, significant technological, operational and compliance costs associated with the obligations which derive from compliance with such regulations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in the United States. Implementation of the Dodd-Frank Act will be accomplished through extensive rulemaking by the SEC and other governmental agencies. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues. These studies could lead to additional regulatory changes. At this time, it is difficult to assess the impact that the Dodd-Frank Act will have on us and on the financial services industry.

We have foreign based subsidiaries and plan to continue to expand our international presence. The brokerage industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, the Markets in Financial Instruments Directive (“MiFID”), which was implemented in November 2007, is now under further review by the European Commission. MiFID represented one of the more significant changes to take place in the operation of European capital markets. On December 8, 2010, the European Commission released its MiFID II public consultation documents. Some broader trends of the revision address increased transparency and oversight of financial firms, with a focus on high frequency trading, broker dark pools, crossing networks and multilateral trading facilities. There were significant technological and compliance costs associated with the obligations which derived from compliance with MiFID and further costs are likely on completion of revision of the MiFID II public consultation process.

Net Capital Requirements

Certain of our subsidiaries are subject to the SEC’s Uniform Net Capital Rule and capital adequacy requirements by foreign regulators. These rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the general financial integrity and liquidity of a broker-dealer and require that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments, commonly called haircuts, which reflect the possibility of a decline in the market value of an asset before disposition, and non-allowable assets.

Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC or FSA and suspension or expulsion by FINRA and other regulatory bodies, and ultimately could require the relevant entity’s liquidation. The Uniform Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce the firm’s net capital below required levels.

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

Employees

At December 31, 2010, our headcount from continuing operations was 1,326 full-time employees, compared to 1,126 full-time employees at December 31, 2009. The increase in headcount is primarily related to personnel additions related to acquisitions, the development and launch of new products and geographic expansion throughout the year. Of our 1,326 full-time employees at December 31, 2010, 1,156 were employed in the U.S. and 170 outside the U.S., primarily in London. As a result of the acquisition of the market-making units of Kellogg, headcount at January 1, 2011 increased by 38 full-time employees. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.    Risks Factors

We face a number of risks that may adversely affect our business, financial condition and operating results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results in a material manner. In addition, we may also be affected by general risks not directly related to our business, including but not limited to, acts of war, terrorism and natural disasters.

•	Conditions in the financial services industry and the securities markets may adversely affect our trading volumes and market liquidity

Our Equities and FICC operating segments are primarily transaction-based, and declines in trading volumes, volatility, prices and market liquidity would adversely affect our business and profitability. Declines in the volume of equities and fixed income transactions and in volatility and market liquidity generally result in lower revenues from transaction execution activities. Lower price levels of securities and other instruments and tightening spreads may also result in reduced revenue capture, and thereby reduced revenues from trade executions. Declines in market values of securities or other instruments can result in illiquid markets, losses on securities or other instruments held in inventory, the failure of buyers and sellers to fulfill their obligations and settle their trades, and increases in claims and litigation. Accordingly, any reduction in trading volumes, market liquidity or volatility could adversely affect our business and financial results in a material fashion.

•	Our future operating results may fluctuate significantly as a result of numerous factors

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors. These factors include, among other things, market conditions and the resulting volatility and credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other financial instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our client market-making and program trading portfolios; the performance of our non-client principal trading models; movements of credit spreads; the performance of our global operations; costs associated with global expansion and domestic growth; the effectiveness of our self-clearing platform; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow, changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, electronic and voice trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters or proceedings; geopolitical risk; the amount and timing of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and general market, business, and economic conditions.

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

We conduct our trading activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities and other financial instruments for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities or other financial instruments we purchase or to repurchase securities or other financial instruments we sell in such transactions. From time to time, we may have large position concentrations in securities or other financial instruments of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. The success of our trading activities primarily depends upon our ability to attract order flow, the performance and size of, and volatility in, our client market-making and program trading portfolios, the performance of our non-client principal trading models, market interaction, the skill of our trading personnel, general market conditions, effective hedging strategies and risk management processes, the price volatility of specific securities or other financial instruments, and the availability and allocation of capital. To attract order flow, we must be competitive on price, size of securities positions and other financial instruments traded, liquidity offerings, order execution speed, technology, reputation, and client relationships and service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match, or improve upon, the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. All of the above factors could have a material adverse effect on our business, financial condition and operating results.

•	Regulatory and legal uncertainties could harm our business

The capital markets industry in the United States and other jurisdictions where we conduct our business is subject to extensive oversight under federal, state and applicable foreign laws, rules and regulations, as well as SRO rules. Broker-dealers, investment advisors and financial services firms are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital structure, record-keeping, anti-money laundering and the conduct of their officers, supervisors and registered employees. Our operations and profitability may be directly affected by, among other things, additional legislation or regulation, such as those related to the Dodd-Frank Act, changes in rules promulgated by the SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA and other regulatory bodies (domestic or foreign) or SROs; changes in laws passed by the U.S. Congress or foreign governments or agencies; and changes in the interpretation or enforcement of existing laws, regulations and rules (including those related to the Foreign Corrupt Practices Act). Failure to comply with these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the market participant or broker-dealer, and/or their officers, supervisors or registered employees. Our ability to comply with applicable laws, regulations and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We are currently the subject of regulatory reviews and investigations that may result in disciplinary actions in the future due to alleged noncompliance.

The SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA and other regulatory bodies (domestic and foreign) and SROs are constantly proposing, or enacting, new regulations for the marketplace. For example, the SEC adopted in 2010 a number of new regulations relating to the trading of securities, including: short sale restrictions, sponsored access requirements, market maker obligations, as well as OTC marketplace rules (i.e., OTCBB and Pink Sheet securities). In addition, the SEC has proposed a number of new regulations which have not yet been adopted, including: elimination of flash orders, limitations on the use of indications of interest, and consolidated audit trail rules. Further, in January 2010, the SEC issued a Concept Release seeking public comment on certain market structure issues such as high frequency trading, co-location, internalization, and markets that do not publicly display priced quotations including dark liquidity pools. In January 2011, the SEC submitted to Congress a study recommending a uniform fiduciary standard of conduct for broker-dealers and investment advisers when those financial professionals provide personalized investment advice about securities to retail investors. Additionally, the SEC could raise its Section 31 fees substantially in the future in order to meet its budgetary needs. Any of these adopted or proposed laws, rules or regulations, as well as any regulatory or legal actions or proceedings, changes in legislation or regulation, and changes in market customs and practices could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Our business is subject to substantial risk from litigation, regulatory investigations and potential liability under federal, state and international laws, rules and regulations

Many aspects of our business involve substantial risks of liability. We are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, FHA, HUD, Department of Labor and other U.S. and non-U.S. regulatory bodies and SROs. We are also subject to the risk of litigation. From time to time, we, and certain of our past and present officers, directors and employees, have been named as parties in legal actions, regulatory investigations and proceedings, arbitrations and administrative claims and have been subject to claims alleging the violation of such laws, rules and regulations, some of which have resulted in the payment of fines, awards, judgments and settlements. Moreover, we may be required to indemnify past and present officers, directors and employees in regards to these matters. We are subject to such matters as further described in “Legal Proceedings” in Part I, Item 3 herein. Certain corporate events, such as a reduction in our workforce or employee separations, could also result in additional litigation or arbitration.

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

All aspects of our business are intensely competitive. We face competition in our Equities business primarily from global, national and regional broker-dealers, exchanges, ATSs, crossing networks, ECNs and dark liquidity pools. Equities competition is based on a number of factors, including our execution standards (e.g., price, liquidity, speed and other client-defined measures), client relationships and service, reputation, market structure, product and service offerings, and technology. In our FICC business, we face competition from global, national and regional broker-dealers who provide fixed income trade execution services, fixed income research firms, spot foreign exchange execution firms and capital market service firms. Competition in our fixed income business is primarily on the basis of the quality of trade execution services, quality of research, market intelligence, quality of professional personnel, price execution, consistency of performance, ability to make markets in a variety of securities, balance sheet utilization and reputation. A number of competitors of our Equities and FICC businesses have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base. These competitors may be able to respond more quickly than we do to new or evolving opportunities and technologies, market changes, and client requirements and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. It is possible that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share. The trend toward increased competition in our businesses is expected to continue and it is possible that our competitors may acquire increased market share.

As a result of the above, there can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and operating results.

•	We could lose significant sources of revenues if we lose any of our larger clients

At times, a limited number of clients have accounted for a significant portion of our order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our trade execution services to remain concentrated within a limited number of clients. None of our clients is contractually obligated to utilize us for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have acquired market makers and specialist firms to internalize order flow or have entered into strategic relationships with competitors. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our trade execution services. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and operating results.

•	Exposure to credit risk and the increased risk of defaults by counterparties may adversely affect our results of operations

We are at risk if issuers whose securities or other instruments we hold, customers, trading counterparties, counterparties under derivative contracts or financing agreements, clearing agents, exchanges, clearing houses or other financial intermediaries or guarantors default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows.

We conduct the majority of our trade executions as principal or riskless-principal with broker-dealers, financial services firms and institutional counterparties. We clear a minority of our trade executions through unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results.

•	Self-clearing exposes us to significant operational, financial, and liquidity risks

In 2009, we undertook an initiative to self-clear our securities transactions using an internally-developed platform. We currently self-clear substantially all of our domestic equities businesses and intend to expand internationally and across product offerings and asset classes in the future. Self-clearing exposes our business to operational risks, including business disruption, operational inefficiencies, liquidity and financing risks and potentially increased expenses and lost revenue opportunities. While our clearing platform, operational processes, enhanced infrastructure, and current and future financing arrangements, have been carefully designed, we may nevertheless encounter difficulties that may lead to operating inefficiencies, including delays in implementation, dissatisfaction amongst our client base, disruption in the infrastructure that supports the business, inadequate liquidity and financial loss. Any such delay, disruption or failure could adversely affect our ability to effect transactions and manage our exposure to risk. Moreover, any of these events could have a material adverse effect on our business, financial condition and operating results.

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

Our business activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them and the services of certain third parties. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, terrorism and other similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts of capital to upgrade the capacity, reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. Many of our systems are, and much of our infrastructure is, designed to accommodate additional growth without redesign or replacement; however, we may need to make significant investments in additional hardware and software to accommodate growth. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays. Such failures and delays could cause substantial losses for our clients and could subject us to claims from our clients for losses, including litigation claiming, among other matters, fraud or negligence. In the past, high trading volume has caused significant delays in executing some trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays.

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

We are highly dependent on a limited number of key personnel. Except for Thomas Joyce, our Chairman of the Board and Chief Executive Officer, who has an employment contract through December 2012, no other key executive has an employment contract with the Company. Our success will be dependent to a large degree on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. Competition for such personnel is intense. The loss of the services of any of our key executives or the inability to identify, hire and retain necessary highly qualified executive management in the future could have a material adverse effect on our business, financial condition and operating results.

Our success also depends, in part, on the highly skilled, and often specialized, individuals we employ. Our ability to attract and retain management, market-making, sales, electronic and voice trading and technology professionals is important to our business strategy. The Company strives to provide high quality services that will allow it to establish and maintain long-term relationships with its clients. The Company’s ability to do so depends, in large part, upon the individual employees who represent the Company in its dealings with such clients. There can be no assurance that the Company will not lose such professionals due to increased competition or other factors in the future. The loss of sales, trading or technology professionals, particularly senior professionals with broad industry or technical expertise, could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Urban’s business is subject to substantial risks

Urban originates, funds, buys and sells reverse mortgage loans, and buys and sells forward mortgage loans. Urban is subject to approval of, and is heavily regulated by, federal and state regulatory agencies as a mortgage lender, GNMA issuer, broker and servicer. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, operational and legal risks. For example, values of mortgage assets or revenues can be adversely affected by changes in market conditions or interest rates; the secondary market for the FHA insured HECM loans is not assured; to the extent the program requires Congressional appropriations in future years, which are not forthcoming, the program could be jeopardized; and/or, consumer demand could be reduced if FHA actions result in a reduction of initial principal limit available to borrowers. Reverse mortgages are also subject to cross-over risk that the total outstanding loan balance will exceed the value of the home securing the loan. Urban can be requested to repurchase loans under various conditions, or required to indemnify HUD with respect to mortgage insurance claims. In addition, Urban faces greater responsibility and has potential administrative liability in connection with the selection and supervision of its third party originator business partners. Urban has recently been approved by GNMA as an issuer of HECM Mortgage Backed Securities (“HMBS”). As a GNMA issuer, Urban will have additional risks and liabilities associated with the funding of advances and repurchasing of loans. Urban may be required to purchase loans under certain conditions, and repurchased loans that have become due and payable may not be assigned to HUD and must be serviced to termination. Urban will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued, and paying for interest shortfalls. Urban is also subject to market risk on un-pooled HECM balances to be securitized in subsequent HMBS participations. All of the above factors could have a material adverse effect on our business, financial condition and operating results.

•	Acquisitions, strategic investments and strategic relationships involve certain risks

Over the last several years, we have undertaken several strategic acquisitions, including the completed acquisitions of EdgeTrade, Knight Fixed Income, Urban, Astor and the DMM and LMM business units of Kellogg. We may continue to pursue opportunistic strategic acquisitions of, or investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets and the potential writedown of goodwill due to impairment, which could reduce future reported earnings, or result in potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

•	International expansion involves certain risks

We have expanded our international presence which may expose us to cultural, regulatory and governmental risks. The financial services industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to successfully conduct or expand our business internationally. It also may increase our costs of investment. Additionally, the expansion into international locations involves substantial operational and execution risk. We may not be able to manage these cost or risks effectively.

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

•	Fluctuations in currency exchange rates could adversely affect our earnings

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

•	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Cash Convertible Senior Subordinated Notes (“Notes”) issued in March 2010, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, undertaking additional borrowings or issuing additional debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance all or a portion of our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

•

Despite our current debt levels, we may still incur substantially more debt or take other actions that could increase our aggregate borrowings and adversely impact our ability to service our debt obligations and/or operate or grow our businesses

We are not restricted under the terms of the indenture governing the Notes (filed as Exhibit No. 4.1 to the Company’s Form 8-K filed with the SEC on March 19, 2010) (the “Indenture”) or otherwise currently restricted from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking any number of other actions that could increase our aggregate borrowings and adversely impact our ability to service our debt obligations and/or operate or grow our businesses. In particular, although we repaid all amounts outstanding under and terminated our prior credit facility in connection with the issuance of the Notes, we anticipate (though we can give no assurances) that we will enter into new senior secured term loans and/or revolving credit facilities to meet working capital needs. Any new credit facilities or other future borrowings may (1) contain covenants that limit the discretion of our management with respect to certain business matters, (2) require us to meet certain financial ratios and financial conditions tests, and (3) be secured by certain of our assets. Such new credit facilities or borrowings could:

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

•

We may not have the ability to raise the funds necessary to pay the cash due upon conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes

Holders of the Notes have the right to require us to repurchase the Notes upon the occurrence of a fundamental change at 100% of their principal amount, plus accrued and unpaid interest, if any, and upon conversion of any Notes, we will be required to pay to the holder of a Note a cash payment based on the applicable conversion rate as described in the Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered or settle conversions of the Notes. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the Indenture or to pay cash upon future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

•	The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results

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

•

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

For each financial statement period after issuance of the Notes, a gain (or loss) will be reported in our Consolidated Statements of Operations to the extent the valuation of the conversion option changes from the previous period. The cash convertible note hedge transaction is described in Exhibits No. 10.1(a) and 10.1(b) of Form 8-K, filed on March 19, 2010, will also be accounted for as a derivative, offsetting the gain (or loss) associated with changes to the valuation of the conversion option. Although we do not expect there to be any net impact to our Consolidated Statements of Operations as a result of our issuing the Notes and entering into the cash convertible note hedge transaction, we cannot assure that these transactions will be completely offset, which may result in volatility in our Consolidated Statements of Operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located in Jersey City, New Jersey. We lease approximately 266,000 square feet at 545 Washington Boulevard under a lease that expires in October 2021. We also collectively lease approximately 250,000 square feet for our other office locations in the U.S., Europe and Asia.

Item 3.    Legal Proceedings

From time to time, we and certain of our past and present officers, directors and employees have been named as parties to legal actions, arbitrations, administrative claims and regulatory reviews and investigations arising in connection with the conduct of our businesses. We are subject to such matters at the present time. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict the eventual loss, or range of loss, or the range of potential recovery, related to such matters. We are contesting liability and/or the amount of damages in each pending matter. Although there can be no assurances, at this time we believe, based on information currently available, that the outcome of each of the matters will not have a material adverse effect on the consolidated financial condition of the Company, although they might be material to operating results for any particular period, depending, in part, upon operating results for that period.

We own subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. We make these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by our primary regulators, the SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, FHA and HUD. As a major order flow execution destination, we are named from time to time in, or are asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from our trading activity. We are currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, FHA, HUD, other SRO disciplinary action and/or civil or administrative action.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 25, 2010, the Company commenced trading under the ticker symbol “KCG” on the New York Stock Exchange (“NYSE”) as well as the Professional Segment of the Paris market of NYSE Euronext. Previously, our Class A Common Stock was listed on the Nasdaq Global Select Market under the symbol “NITE”. Public trading of our Class A Common Stock commenced on July 8, 1998. The following table sets forth, for the past two years, the high and low quarterly closing sales price per share of the Class A Common Stock as reported by the NYSE or Nasdaq Global Select Market during the relevant periods.

2010	High	Low
First Quarter	$16.70	$14.89
Second Quarter	15.78	13.79
Third Quarter	14.90	11.88
Fourth Quarter	14.03	12.36

2009
First Quarter	19.87	13.54
Second Quarter	18.63	14.39
Third Quarter	22.40	16.55
Fourth Quarter	22.98	14.12

The closing sale price of our Class A Common Stock as reported by the NYSE on February 18, 2011, was $14.57 per share. As of that date there were approximately 360 holders of record of our Class A Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by our transfer agent, there are approximately 25,000 beneficial holders of our Class A Common Stock. Restricted stock awards are included in the calculation of holders of record while restricted stock unit awards are not included.

We have never declared or paid a cash dividend on our Class A Common Stock. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many other factors, including, but not limited to, our results of operations, financial condition, capital requirements, restrictions imposed by financing arrangements, general business conditions and legal requirements.

Comparative Stock Performance Graph

The graph below compares the total cumulative return of the Knight Class A Common Stock from December 31, 2005 through December 31, 2010, to the Standard & Poor’s 500 Index and the SNL Broker/Dealer Index. The graph assumes that dividends were reinvested and is based on an investment of $100 on December 31, 2005.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Knight Capital Group, Inc.	100.00	193.83	145.60	163.30	155.71	139.43
SNL Broker/Dealer Index	100.00	141.39	126.97	42.60	67.32	67.20
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99

The following table contains information about our purchases of Knight Class A Common Stock during the fourth quarter of 2010 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2010 - October 31, 2010
Common stock repurchases	300		300	$192,198
Employee transactions(2)	9		—

Total	309	$12.68	300

November 1, 2010 - November 30, 2010
Common stock repurchases	300		300	$188,106
Employee transactions(2)	7		—

Total	307	$13.64	300

December 1, 2010 - December 31, 2010
Common stock repurchases	400		400	$182,635
Employee transactions(2)	69		—

Total	469	$13.69	400

Total
Common stock repurchases	1,000		1,000
Employee transactions(2)	86		—

Total	1,086	$13.39	1,000

Totals may not add due to rounding.

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2010, regarding the Company’s equity compensation plans for stock-based awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)(3)
	(In thousands, except weighted-average exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,740	$14.06	9,946
Equity compensation plans not approved by security holders	—	—	964

Total	3,740	$14.06	10,910

(1)	Outstanding stock-based awards have been issued under the following shareholder-approved equity compensation plans: Knight Capital Group 1998 Long Term Incentive Plan, Knight Capital Group, Inc. 2003 Equity Incentive Plan, and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (collectively, the “Prior Stock Plans”), and the Knight Capital Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”).
(2)	All securities remaining available for future issuance under equity compensation plans approved by security holders are pursuant to the 2010 Plan. As a result of the establishment of the 2010 Plan in May 2010 after stockholder approval, the 2010 Plan replaced the Prior Stock Plans for future equity grants and no additional grants will be made under the Prior Stock Plans (but the terms and conditions of any outstanding equity grants under the Prior Stock Plans were not affected). Shares remaining available for grant under the Prior Stock Plans as of the approval date of the 2010 Plan were transferred to, and made available for grant under the 2010 Plan. In addition, any shares which would have become available again under the Prior Stock Plans due to cancellation or expiration of existing grants under the Existing Stock Plans will become available for grant under the 2010 Plan.
(3)	Securities remaining available for future issuance under equity compensation plans not approved by security holders comprise 1.0 million shares under the Knight Capital Group, Inc. Amended and Restated 2009 Inducement Award Plan.

These plans are discussed further in Footnote 10, “Stock-Based Compensation” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

Item  6.    Selected Financial Data

The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2010, 2009 and 2008 and the Consolidated Statements of Financial Condition Data at December 31, 2010 and 2009 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2007 and 2006 and the Consolidated Statements of Financial Condition Data at December 31, 2008, 2007 and 2006 are derived from Consolidated Financial Statements not included in this document.

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues
Commissions and fees	$660,527	$670,406	$478,126	$386,128	$339,857
Net trading revenue	489,394	486,684	446,707	286,199	243,761
Interest, net	2,092	(1,712)	7,644	16,133	15,662
Investment (loss) income and other, net	(2,957)	7,053	6,380	28,699	71,910

Total revenues	1,149,056	1,162,431	938,857	717,159	671,190

Expenses
Employee compensation and benefits	546,748	527,327	331,311	257,486	226,258
Execution and clearance fees	176,116	169,805	107,402	120,261	106,908
Communications and data processing	69,597	61,071	45,359	35,363	31,765
Depreciation and amortization	42,773	34,368	26,535	21,567	20,059
Payments for order flow and ECN Rebates	37,700	71,629	43,639	54,564	42,191
Occupancy and equipment rentals	26,632	23,177	19,642	13,194	12,644
Interest	25,896	4,777	5,052	182	299
Business development	19,493	18,807	17,279	14,611	13,173
Professional fees	17,463	13,043	14,749	14,491	16,961
Writedown of assets and lease loss accrual (benefit), net	1,032	(9,704)	1,236	(2,470)	8,480
Restructuring	16,731	—	—	—	—
Other	18,909	15,326	8,969	11,951	10,772

Total expenses	999,090	929,626	621,173	541,200	489,510

Other Income
Non-operating gain from subsidiary stock issuance	—	—	15,947	8,757	—

Income from continuing operations before income taxes	149,966	232,805	333,631	184,716	181,680
Income tax expense	57,969	81,189	139,921	70,155	69,423

Income from continuing operations, net of tax	91,997	151,616	193,710	114,561	112,257
(Loss) income from discontinued operations, net of tax	(359)	(34,514)	(15,799)	7,679	46,089

Net Income	$91,638	$117,102	$177,911	$122,240	$158,346

Basic earnings per share from continuing operations	$1.02	$1.70	$2.19	$1.18	$1.11

Diluted earnings per share from continuing operations	$0.97	$1.60	$2.11	$1.14	$1.06

Basic earnings per share from discontinued operations	$(0.00)	$(0.39)	$(0.18)	$0.08	$0.45

Diluted earnings per share from discontinued operations	$(0.00)	$(0.37)	$(0.17)	$0.08	$0.43

Basic earnings per share	$1.02	$1.31	$2.01	$1.26	$1.56

Diluted earnings per share	$0.97	$1.24	$1.94	$1.21	$1.49

Shares used in computation of basic earnings per share	90,167	89,095	88,407	97,050	101,420

Shares used in computation of diluted earnings per share	94,447	94,504	91,760	100,796	106,243

	December 31,
	2010	2009	2008	2007	2006
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$375,569	$427,106	$416,957	$190,924	$170,958
Financial instruments owned, at fair value	1,603,139	926,589	476,111	412,565	711,775
Total assets	4,670,211	3,014,024	2,025,426	1,782,944	2,074,761
Financial instruments sold, not yet purchased, at fair value	1,311,324	639,259	385,003	335,280	693,071
Long-term debt	311,060	—	—	—	—
Credit facility	—	140,000	140,000	70,000	—
Total Knight Capital Group, Inc. stockholders’ equity	1,360,237	1,213,502	1,027,358	885,378	962,487

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms and corporations. We seek to continually apply our expertise and innovation to the trade execution process to build lasting client relationships through consistent performance and superior client service. We also provide capital markets services to corporate issuers and private companies. We have three operating segments within our continuing operations, Equities, Fixed Income, Currencies and Commodities (“FICC”) and Corporate.

•

Equities—Our Equities segment includes market-making and trading in global equities, ETFs, options and futures. In the course of market-making and trading, we provide capital facilitation and a range of complementary services, including research and commission management. Within our Equities segment, we also provide equity capital markets and asset management services.

•

FICC—Our FICC segment includes research, sales and trading in global fixed income, as well as electronic trading in fixed income and foreign exchange. Fixed income research publishes reports across several sectors in the U.S. and emerging markets evaluating corporate risk, interest rate risk and individual issuers. Within our FICC segment, we also provide debt capital markets services and originate home equity conversion mortgages, commonly referred to as reverse mortgages.

•

Corporate—Our Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. Corporate overhead expenses consist of compensation for senior executives and other employees of the corporate holding company, interest on our long-term debt, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance. Results of our Corporate segment includes income from investments in funds formerly managed by Deephaven Capital Management (“Deephaven Funds”).

The following table sets forth: (i) Revenues, (ii) Expenses, (iii) Other income and (iv) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in millions):

	For the years ended December 31,
	2010	2009	2008
Equities
Revenues	$902.5	$891.0	$851.5
Expenses(1)	673.4	663.7	505.0

Pre-tax earnings	229.1	227.3	346.4

FICC
Revenues	249.1	266.7	79.3
Expenses(1)	255.3	218.8	67.0

Pre-tax (loss) earnings	(6.2)	47.8	12.3

Corporate
Revenues	(2.5)	4.7	8.1
Expenses(1)	70.4	47.1	49.1
Other income	—	—	15.9

Pre-tax (loss)	(72.9)	(42.3)	(25.1)

Consolidated
Revenues	1,149.1	1,162.4	938.9
Expenses(1)	999.1	929.6	621.2
Other income	—	—	15.9

Pre-tax earnings	$150.0	$232.8	$333.6

Totals	may not add due to rounding.

(1)  -  Included in Expenses for the year ended December 31, 2010 is a Restructuring charge of $16.7 millon which comprises $3.1 million for Equities, $12.9 million for FICC and $0.7 million for Corporate.

Consolidated Revenues in 2010 decreased $13.4 million, or 1.2% from 2009, while consolidated Expenses increased $69.5 million or 7.5% from 2009. Consolidated Pre-tax earnings from continuing operations in 2010 decreased $82.8 million, or 35.6% from 2009.

The changes in our Pre-tax earnings (loss) from continuing operations by segment from 2009 to 2010 are summarized as follows:

•

Equities—Our Pre-tax earnings from Equities increased in 2010 by $1.8 million, or 0.8%, from 2009. The increase is primarily due to higher equity dollar value traded and strong performance in our market-making and agency based electronic trading offset, in part, by higher expenses including: our investments in businesses and infrastructure, both domestically and internationally; additional compensation costs associated with changes in our business mix and additional headcount; and increased volume-based transaction fees.

•

FICC—Our Pre-tax results from FICC decreased in 2010 by $54.0 million, or 113.0%, from 2009. The decrease is primarily due to increased competition, tighter spreads, higher compensation costs associated with employee retention, a slowdown in volumes in our institutional fixed income business, and a $12.9 million restructuring charge that was incurred in the third quarter of 2010 offset, in part, by higher volumes and earnings from our Hotspot and Knight BondPoint businesses.

•	Corporate—Our Pre-tax loss from our Corporate segment increased in 2010 by $30.6 million from 2009, primarily due to higher interest expense related to our Notes which were issued in

March 2010, a net loss of $9.8 million from our strategic investments in 2010, the elimination of $2.9 million of revenue within FICC related to the Notes offering, a $13.1 million reversal of a lease loss accrual in 2009 and higher legal and consulting fees relating to new business initiatives offset, in part, by lower compensation costs and an increase in the returns from our corporate investment in the Deephaven Funds.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors. These factors include, among other things, market conditions and the resulting volatility and credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our market-making and program trading portfolios; the performance of our non-client principal trading models; movements of credit spreads; the performance of our global operations; costs associated with our global expansion and domestic growth; the effectiveness of our self-clearing platform; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow, changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, electronic and voice trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters or proceedings; geopolitical risk; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and market and economic conditions.

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

Global economic activity improved broadly during 2010 and volatility across equity markets generally declined. Credit spreads contracted in the U.S., although spreads in Europe were relatively more volatile as European sovereign spreads in certain countries widened. The improvement in economic conditions was tempered by increases in U.S. interest rates, inflation concerns, and rising commodity prices.

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

•

In recent years several exchanges have entered into joint ventures with broker-dealers to create their own ATSs and ECNs and compete within the OTC and listed trading venues. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market-making firms competing for retail and institutional order flow. Further, many broker-dealers are offering their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•

There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress have raised various concerns about the regulatory structure of the U.S. capital markets and have asked the SEC to take a close look at the regulatory structure and make the changes necessary to insure the rule framework governing the U.S. capital markets is comprehensive and complete. The SEC has stated that it will carefully review, and propose rules where necessary, on a variety of marketplace trading issues—including, but not limited to: high frequency trading, indications of interest, various forms of off-exchange trading, dark liquidity pools, internalization, post-trade attribution, co-location, and sponsored access. In addition, the SEC has proposed rules dealing with flash orders, indications of interest, ATS thresholds, and other market-related rules (some of which have been finalized).

•	On July 21, 2010, the Dodd-Frank Act was enacted into law marking a significant change to the regulation of the financial services industry. This legislation will affect nearly all financial institutions that operate in the U.S. As a result, financial institutions must now begin to deal with the historic shift in U.S. banking, securities, derivatives, executive compensation, consumer protection and corporate governance that will grow out of the general framework established by the Dodd-Frank Act. While the weight of the Dodd-Frank Act falls more heavily on large, complex financial institutions, smaller institutions will also face a more complicated and expensive regulatory framework.

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

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity, fixed income and foreign exchange transaction volumes with institutional clients, changes in commission rates, assets under management and the level of our soft dollar and commission recapture activity.

Trading profits and losses on principal transactions primarily relate to our market-making activities and are included within Net trading revenue. These revenues are primarily affected by changes in the amount and mix of U.S. equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, development of, and enhancement to, our market-making models, performance of our non-client principal trading models that interact with street flow, volatility in the marketplace, our mix of sell- and buy-side clients, regulatory changes and evolving industry customs and practices.

Interest income, net is earned from our cash held at banks, and cash held in trading accounts at third party clearing brokers and from collateralized financing arrangements, such as stock borrowing. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and third party clearing brokers, our level of securities positions in which we are long compared to our securities positions in which we are short, and the extent of our collateralized financing arrangements.

Investment (loss) income and other, net primarily represents returns on our strategic investments, returns on deferred compensation investments and return on our corporate investment in the Deephaven Funds. Such income or loss is primarily affected by the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.

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

Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities transactions, transaction fees paid to Nasdaq and other exchanges and regulatory bodies, and execution fees paid to third parties, primarily for executing trades on the NYSE and other exchanges, and for executing orders through ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, changes in execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies.

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

Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and options. Payments for order flow fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, our profitability, the mix of market orders and limit orders, and customer mix.

Occupancy and equipment rentals consist primarily of rent and utilities related to leased premises and office equipment.

Interest expense consists primarily of costs associated with our Notes, our former credit facility and for collateralized financing arrangements such as stock lending and sale of financial instruments under our agreements to repurchase.

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

Results of Operations

The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the years ended December 31,
	2010	2009	2008
Revenues
Commissions and fees	57.5%	57.7%	50.9%
Net trading revenue	42.6%	41.9%	47.6%
Interest, net	0.2%	-0.1%	0.8%
Investment (loss) income and other, net	-0.3%	0.6%	0.7%

Total revenues	100.0%	100.0%	100.0%

Expenses
Employee compensation and benefits	47.6%	45.4%	35.3%
Execution and clearance fees	15.3%	14.6%	11.4%
Communications and data processing	6.1%	5.3%	4.8%
Depreciation and amortization	3.7%	3.0%	2.8%
Payments for order flow	3.3%	6.2%	4.6%
Occupancy and equipment rentals	2.3%	2.0%	2.1%
Interest	2.3%	0.4%	0.5%
Business development	1.7%	1.6%	1.8%
Professional fees	1.5%	1.1%	1.6%
Writedown of assets and lease loss accrual (benefit), net	0.1%	-0.8%	0.1%
Restructuring	1.5%	0.0%	0.0%
Other	1.6%	1.3%	1.0%

Total expenses	86.9%	80.0%	66.2%

Other Income
Non-operating gain from subsidiary stock issuance	0.0%	0.0%	1.7%

Income from continuing operations before income taxes	13.1%	20.0%	35.5%
Income tax expense	5.0%	7.0%	14.9%

Income from continuing operations, net of tax	8.0%	13.0%	20.6%
Loss from discontinued operations, net of tax	0.0%	-3.0%	-1.7%

Net income	8.0%	10.1%	18.9%

Percentages may not add due to rounding.

Years Ended December 31, 2010 and 2009

Revenues

The results of Urban and Astor are consolidated and included within revenues from FICC and Equities, respectively, from their acquisition dates of July 2010 and October 2010, respectively.

Equities

	For the years ended December 31,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$417.8	$405.2	$12.6	3.1%
Net trading revenue (millions)	485.8	485.8	(0.0)	0.0%
Interest, net (millions)	(1.6)	(3.2)	1.6	50.2%
Investment income and other, net (millions)	0.5	3.2	(2.7)	-85.1%

Total Revenues from Equities (millions)	$902.5	$891.0	$11.5	1.3%

Average daily U.S. equity dollar value traded ($ billions)	26.6	23.0	3.6	15.5%
Average daily U.S. equity trades (thousands)	3,730.4	3,904.5	(174.1)	-4.5%
Nasdaq and Listed equity shares traded (billions)	275.3	343.1	(67.7)	-19.7%
OTC Bulletin Board and Pink Sheet shares traded (billions)	1,988.9	2,170.7	(181.8)	-8.4%
Average revenue capture per U.S. equity dollar value traded (bps)	1.1	1.3	(0.2)	-15.6%
Average daily Knight Direct equity shares (millions)	148.8	69.1	79.7	115.3%

Total revenues from the Equities segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 1.3% to $902.5 million in 2010, from $891.0 million in 2009. Revenues in 2010 were positively impacted by increased revenues from higher volumes at Knight Direct, growth of recently launched products and international expansion efforts, market conditions, improved results from our market-making and non-client principal trading models and higher equity dollar volumes offset, in part, by lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.1 basis points (“bps”) in 2010, down 15.6% from 1.3 bps in 2009. The primary drivers for the decrease in revenue capture were heightened competition, ongoing investments in price improvement and execution quality, lower volatility and the change in profile and mix of our order flow. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Domestic Equity Trading Revenues”) divided by the total dollar value of the related equity transactions. Domestic Equity Trading Revenues were $738.5 million and $756.5 million in 2010 and 2009, respectively. Domestic Equity Trading Revenues do not include revenues from our international and Knight Direct businesses.

FICC

	For the years ended December 31,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$244.3	$265.0	$(20.7)	-7.8%
Net trading revenue (millions)	3.6	0.9	2.7	295.8%
Interest, net (millions)	0.5	(0.7)	1.2	N/M
Investment income and other, net (millions)	0.7	1.5	(0.8)	-53.9%

Total Revenues from FICC (millions)	$249.1	$266.7	$(17.6)	-6.6%

Average daily Hotspot FX notional dollar value traded ($ billions)	36.9	22.8	14.1	62.0%

N/M—Not meaningful

Total revenues from the FICC segment, which primarily comprises Commissions and fees, decreased 6.6% to $249.1 million in 2010, from $266.7 million in 2009. Revenues were negatively impacted by a slowdown in volumes and tightening of credit spreads in our Knight Fixed Income business and intensified competition as a result of the re-emergence of large banks, offset by higher volumes from our Hotspot and Knight BondPoint businesses, revenues from Urban and a $2.9 million intercompany fee relating to the placement of the Notes offering during the first quarter of 2010. Excluding the intercompany fee received from our Notes offering, total revenues decreased 7.7% to $246.1 million in 2010.

Corporate

	For the years ended December 31,
	2010	2009	Change	% of Change
Total Revenues from Corporate (millions)	$(2.5)	$4.7	$(7.2)	-153.1%

Total revenues from the Corporate segment, which primarily represent gains or losses on strategic investments, deferred compensation investments related to certain employees and directors, and from our corporate investment as a limited partner or non-managing member in the Deephaven Funds, decreased to net negative revenues of $2.5 million in 2010, from net positive revenues of $4.7 million in 2009. During the first quarter of 2010, Corporate paid a $2.9 million fee to the FICC segment with respect to the offering of our Notes. This fee was eliminated in consolidation. Our strategic investments had a net loss of $9.8 million in 2010 as compared to a net gain of $1.8 million in 2009.

Expenses

Employee compensation and benefits expense increased to $546.7 million in 2010 from $527.3 million in 2009. As a percentage of total revenue, Employee compensation and benefits increased to 47.6% in 2010, from 45.4% in 2009. The increase on a dollar basis was primarily due to higher compensation accruals due to improved results from our Equities segment, increased headcount due to the growth and investments in both our domestic and international businesses, and increased compensation expense at Knight Fixed Income due to hiring and retention costs.

The number of full time employees increased to 1,326 at December 31, 2010, from 1,126 at December 31, 2009, primarily due to staff additions relating to our move to self clearing, the growth and expansion in our international business and expanded domestic product offerings, including our acquisitions, offset, in part, by a headcount reduction related to our restructuring plan in the third quarter of 2010. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 3.7% to $176.1 million in 2010, from $169.8 million in 2009, primarily due to greater volumes. As a percentage of total revenue, Execution and clearance fees increased to 15.3% in 2010, from 14.6% in 2009. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow decreased to $37.7 million in 2010, from $71.6 million in 2009. As a percentage of total revenue, Payments for order flow decreased to 3.3% in 2010, from 6.2% in 2009. This expense decreased primarily due to changes in rebate arrangements with clients, competition, volumes and customer mix.

Writedown of assets and lease loss accrual (benefit), net was $1.0 million in 2010 comprising $0.3 million for the discontinued use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity. Writedown of assets and lease loss accrual (benefit), net was a benefit of $9.7 million in 2009, primarily due to a $13.1 million lease loss reversal recognized with respect to our office space in Jersey City, N.J. Also included in Writedown of assets and lease loss accrual (benefit), net is a charge of $2.4 million in 2009, relating to our decision to discontinue the use of the Donaldson trade name, a writedown of $0.7 million relating to capitalized software resulting from the sale of Hotspot’s retail customer accounts and a charge of $0.3 million due to a lease loss with respect to excess office space in New York City.

The restructuring charge of $16.7 million in 2010 comprises severance and related costs in connection with a reduction of headcount in order to rationalize expenses.

All other expenses increased by $50.2 million to $220.8 million in 2010 from $170.6 million in 2009. Interest expense increased from $4.8 million to $25.9 million primarily due to our Notes offering and our increased stock lending activity. Communications and data processing expense increased primarily due to higher market data and connectivity expenses related to the growth within our Equities and FICC segments. Depreciation and amortization expense increased primarily due to fixed asset purchases and greater capitalized software development costs. Occupancy and equipment rentals expense increased primarily due to the costs associated with new office space leases. Professional fees increased due to higher consulting and legal expenses related to our acquisitions and our new business initiatives. Other expenses increased due to higher employment fees and administrative expenses.

Our effective tax rate for 2010 from continuing operations of 38.7% differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Years Ended December 31, 2009 and 2008

Revenues

The results of Knight Fixed Income is consolidated and included in FICC from the acquisition date of July 2008.

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

Total revenues from the Equities segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 4.6% to $891.0 million in 2009, from $851.5 million in 2008. Revenues in 2009 were positively impacted by higher volumes and improved results from additional trading strategies deployed through our quantitative market-making and non-client principal trading offset, in part, by lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.3 bps in 2009, down 12.5% from 1.5 bps in 2008. The primary drivers for the decrease in revenue capture were the profile of our order flow which included a greater percentage of volumes derived from low-priced Nasdaq and Listed stocks, heightened competition, ongoing investments in price improvement and execution quality, and lower volatility. Domestic Equity Trading Revenues were $756.5 million and $721.6 million in 2009 and 2008, respectively. Domestic Equity Trading Revenues do not include revenues from our international and Knight Direct businesses.

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

N/M—Not meaningful

Total revenues from the FICC segment, which primarily comprises Commissions and fees, increased 236.3% to $266.7 million in 2009, from $79.3 million in 2008, primarily due to the inclusion of a full year of revenues from Knight Fixed Income in 2009 compared to a partial year in 2008, due to the closing of the transaction in July of that year as well as increased volumes from Hotspot and Knight BondPoint.

Corporate

	For the years ended December 31,
	2009	2008	Change	% of Change
Total Revenues from Corporate (millions)	$4.7	$8.1	$(3.4)	-41.6%
Total Other income from Corporate (millions)	—	15.9	(15.9)	N/M

N/M—Not meaningful

Total revenues from the Corporate segment, which primarily represents income from our corporate investments as a limited partner or non-managing member in the Deephaven Funds and other strategic investments, decreased 41.6% to $4.7 million, from $8.1 million in 2008. Losses from our corporate investments in the Deephaven Funds were $2.2 million in 2009 and $28.3 million in 2008. These losses were primarily due to the performance of the Deephaven Funds and lower investment balances in such funds. Our strategic investments had a net gain of $1.8 million in 2009 as compared to a net gain of $45.4 million in 2008, which includes $15.9 million of Non-operating gain from subsidiary stock issuance.

During 2008 we recognized a pre-tax gain of $51.6 million from the partial sale of our investment in Direct Edge. Of the $51.6 million pre-tax gain in 2008, $15.9 million is reported as Non-operating gain from subsidiary stock issuance, and $35.7 million is included in Investment (loss) income and other, net on the Consolidated Statements of Operations.

Expenses

Employee compensation and benefits expense increased to $527.3 million in 2009 from $331.3 million in 2008. As a percentage of total revenue, Employee compensation and benefits increased to 45.4% in 2009, from 35.3% in 2008. The increase on a dollar basis and as a percentage of total revenues was primarily due to increased headcount and a shift in the mix of our business, with a greater contribution from our voice-related businesses, including Knight Fixed Income, which generally have higher compensation ratios. The number of full time employees from continuing operations increased to 1,126 at December 31, 2009, from 910 at December 31, 2008, primarily due to the growth and expansion in our domestic and international Equities and FICC businesses and infrastructure, including our self-clearing initiative. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

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

Writedown of assets and lease loss accrual (benefit), net was a benefit of $9.7 million in 2009, primarily due to a $13.1 million lease loss reversal recognized with respect to office space at our 545 Washington Boulevard property in Jersey City, N.J. (the “J.C. lease”). We previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs we decided to build out and occupy the excess office space and we therefore recorded a benefit related to the reversal of such previously recorded lease loss. Also included in Writedown of assets and lease loss accrual (benefit), net is a charge of $2.4 million related to our decision to discontinue the use of the Donaldson trade name, a charge of $0.3 million due to a lease loss with respect to excess office space in New York City and the writedown of $0.7 million of capitalized software resulting from the sale of Hotspot’s retail customer accounts.

All other expenses increased by $33.0 million to $170.6 million in 2009 from $137.6 million in 2008. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Depreciation and amortization expense increased primarily due to fixed asset purchases, greater capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our international expansion efforts. Professional fees, which have fluctuated based on the activity relating to our various legal proceedings, decreased due to lower legal and consulting expenses. Other expenses increased due to higher employment fees and other administrative expenses.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of December 31, 2010, we had $4.67 billion in assets, 80.6% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers, dealers and clearing organizations, financial instruments owned and securities borrowed. Receivables from brokers, dealers and clearing organizations include interest bearing cash balances held with third party clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Financial instruments owned principally consist of equity securities that trade on the NYSE, NYSE Amex Equities and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board. Securities borrowed represents the value of cash or other collateral deposited with stock lenders to facilitate the trade settlement process.

Other assets primarily represent net deferred tax assets, deposits and other miscellaneous receivables.

Total assets increased $1.66 billion, or 54.9%, from $3.01 billion at December 31, 2009 to $4.67 billion at December 31, 2010. The majority of the increase in assets relates to the growth of our trading book and stock borrow and loan activity relating to self-clearing. Securities borrowed increased by $966.6 million, from $394.4 million at December 31, 2009 to $1.36 billion at December 31, 2010, due to increased internal financing as we migrate towards self-clearing and an increase in the matched-book activity within our self-clearing entity. Financial instruments owned increased by $676.6 million, or 73.0%, from $926.6 million at December 31, 2009, to $1.60 billion at December 31, 2010, due to an increase in the size of the securities inventory utilized in our market-making, non-client principal trading activities and trade execution services, loan inventory, and the purchased call options relating to our Notes offering. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits.

Total liabilities increased $1.51 billion, or 83.9%, from $1.80 billion at December 31, 2009 to $3.31 billion at December 31, 2010. The majority of the increase in liabilities relates to increases in Financial instruments sold, not yet purchased, Collateralized financings, Payable to brokers, dealers and clearing organizations and Long-term debt offset, in part, by the repayment of our credit facility. Financial instruments sold, not yet purchased increased by $672.1 million, or 105.1%, from $639.3 million at December 31, 2009, to $1.31 billion at December 31, 2010, due to an increase in the size of the securities inventory utilized in our market-making and non-client principal trading activities and for trade execution services as well as the embedded conversion derivative associated with our Notes offering. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the increase in our long securities position. Collateralized financings increased by $498.5 million, or 90.6%, from $550.2 million at December 31, 2009, to $1.05 billion at December 31, 2010 due to increased lending activity to facilitate transaction settlements and an increase in the matched-book activity within our self-clearing entity. Long-term debt increased to $311.1 million at December 31, 2010 due to the offering of our Notes in March 2010. A portion of the proceeds of the Notes were used to repay our $140.0 million credit facility.

Stockholders’ equity, excluding Noncontrolling interests, increased by $146.7 million, from $1.21 billion at December 31, 2009 to $1.36 billion at December 31, 2010. The increase in stockholders’ equity from December 31, 2009 was primarily a result of earnings, issuance of shares related to business purchases and stock-based compensation activity.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances and our 2010 Notes offering with a face amount of $375.0 million. At December 31, 2010, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $767.6 million.

We have acquired several businesses over the last few years. In January 2008, we completed the acquisition of EdgeTrade for $58.2 million comprising $28.2 million in cash and approximately 2.3 million shares of unregistered Knight common stock valued at $30.0 million. In July 2008, we completed the acquisition of Knight Fixed Income’s business for $75.3 million, comprising $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the transaction include a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Fixed Income during the three-year period following the closing of the transaction. Knight Fixed Income has achieved both its first year and second year performance targets which entitled the sellers to receive a total of approximately $66.6 million of the aforementioned earn-out in the form of unregistered shares of Knight common stock. In July 2010, we completed the acquisition of Urban for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.0 million. In October, 2010 we completed the acquisition of Astor for $18.0 million, comprising $10.8 million in cash and approximately 579,000 shares of unregistered Knight common stock valued at $7.2 million. In December, 2010 we completed the acquisition of the DMM and LMM business units of Kellogg for $22.5 million in cash. We expect to fund the purchase price of any future acquisitions with our current cash position or, in some cases, through the issuance of our stock or debt.

Income from continuing operations before income taxes was $150.0 million, $232.8 million and $333.6 million for 2010, 2009 and 2008, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $51.8 million, $48.2 million and $28.1 million during 2010, 2009 and 2008, respectively. Depreciation expense was $13.4 million, $10.8 million, and $7.5 million during 2010, 2009 and 2008, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $29.4 million, $23.6 million and $19.0 million during 2010, 2009 and 2008, respectively. Non-cash gains were $15.9 million during 2008, representing non-operating gains from subsidiary stock issuances. Non-cash writedown of assets and lease loss accrual in 2010 was $1.0 million comprising $0.3 million related to our decision to discontinue the use of the Libertas trade name and $0.7 million relating to excess real estate capacity. A net non-cash benefit of $9.7 million in 2009 represents a $13.1 million benefit for the adjustment of a previously recognized lease loss with respect to our Jersey City, N.J. office offset, in part, by a $0.3 million lease loss charge related to a Knight Direct lease, a charge of $2.4 million for the discontinued use of the Donaldson trade name and a writedown of $0.7 million of capitalized software resulting from the sale of Hotspot’s retail customer accounts. Non-cash writedown of $2.5 million in 2008 represents the writedown of the Direct Trading Institutional trade name.

Capital expenditures were $48.9 million, $42.2 million and $37.5 million during 2010, 2009 and 2008, respectively. Purchases of investments were $8.0 million, $7.8 million and $13.4 million and distributions from investments were $37.6 million, $64.3 million and $142.2 million during 2010, 2009 and 2008, respectively. During 2008, we received proceeds of $47.5 million relating to the sales of a portion of our interest in Direct Edge. Payments relating to acquisitions of businesses, trading rights and other items, net of cash received were $53.4 million and $77.3 million during 2010 and 2008, respectively. There were no cash payments relating to acquisitions of businesses in 2009.

In March 2010, we issued Notes with a face amount of $375.0 million in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the termination and required repayment of the borrowings under our Credit Agreement (defined below) including accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In 2010, we recognized interest expense related to the Notes of $20.1 million. See Footnote 9 “Long-Term Debt and Credit Facility,” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further information.

In October 2007, we entered into a three-year $140.0 million credit agreement (“Credit Agreement”) with a consortium of banks. The Credit Agreement included a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million for which we had borrowed the full $140.0 million. The proceeds of the borrowings under the Credit Agreement were used to finance share repurchases, finance selective acquisitions and for general corporate purposes. The Credit Agreement was paid off and terminated with the proceeds of the Notes offering in March 2010.

We have an authorized stock repurchase program of $1 billion. We repurchased 3.4 million shares for $47.0 million under the stock repurchase program during 2010. Through December 31, 2010, we had repurchased 71.7 million shares for $817.4 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had 97.7 million shares of Class A Common Stock outstanding as of December 31, 2010.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer.

The following table sets forth the net capital levels and requirements for the following significant domestic regulated broker-dealer subsidiaries at December 31, 2010, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCS	$84.2	$1.0	$83.2
KEM	70.2	1.0	69.2
KCM	62.2	1.0	61.2
Knight Direct	22.8	0.3	22.5
Knight Libertas	11.5	3.4	8.1

Our foreign registered broker-dealers are subject to certain financial resource requirements of either the FSA or the SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at December 31, 2010 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCEL	$131.0	$32.7	$98.3

Contractual Obligations

In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with our contractual obligations pursuant to operating leases, net of sublease obligations and guaranteed employment contracts longer than one year as of December 31, 2010 are summarized below (in millions):

	Payments due in:
	2011	2012-2013	2014-2015	Thereafter through August 31, 2023	Total
Operating lease obligations[1]	$20.2	$40.9	$36.5	$112.8	$210.5
Other obligations[1]	62.5	19.5	—	—	82.0

Total	$82.7	$60.4	$36.5	$112.8	$292.5

1  -  See Footnote 17, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements

Totals	may not add due to rounding.

Knight Capital Group, Inc. also has provided, and may in the future provide, in the ordinary course of business, unsecured guarantees to guarantee the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Effects of Inflation

Because the majority of our assets are liquid in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation,

office leasing costs and communications expenses, which may not be readily recoverable in the prices of the services offered by us. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our financial position and results of operations.

Discontinued Operations

Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”) was formerly the registered investment adviser to, and sponsor of, the Deephaven investment funds (the “Deephaven Funds”). Prior to February 1, 2008, Deephaven was a wholly-owned subsidiary. On February, 1, 2008, we contributed our interest in Deephaven to Deephaven Capital Management Holdings LLC (“Deephaven Holdings”) in exchange for a 51% interest in Deephaven Holdings. Certain Deephaven managers (“Deephaven Managers”) acquired a 49% interest in Deephaven Holdings in exchange for the termination of their employment agreements and associated profit sharing bonuses and an equity contribution.

On January 27, 2009, Deephaven entered into an Asset Purchase Agreement along with Deephaven Managing Partners, LLC, the Company, and each of the Deephaven Managers to sell substantially all of Deephaven’s assets to Stark & Roth, Inc. (together with its affiliates, “Stark”) with Stark agreeing to assume certain limited liabilities of Deephaven.

On March 31, 2009, Deephaven completed the sale of substantially all of its assets to Stark. As of that date, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds. As a result of this sale, Deephaven was classified as a discontinued operation.

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

The majority of our financial instruments owned and financial instruments sold, not yet purchased are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency, are generally classified within Level 2 of the fair value hierarchy.

As discussed in Footnote 9 “Long-Term Debt and Credit Facility,” we entered into purchased call options and recorded an embedded conversion derivative concurrent with our issuance of long-term debt. The fair value of these options and derivative are determined using an option pricing model based on observable inputs such as implied volatility of our common stock, risk-free interest rate, and other factors and, as such, are classified within Level 2 of the fair value hierarchy.

As of December 31, 2010, our loans inventory, foreign currency forward contracts, investment in the Deephaven Funds, deferred compensation investments and certain mortgage-backed securities are also classified within Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2010, we did not hold any financial instruments that met the definition of Level 3.

We have elected to account for our loan inventory associated with the Urban business at fair value, as these assets are generally not held to maturity and we believe that fair value better reflects the economics of these loan transactions.

Goodwill and Intangible Assets—As a result of our various acquisitions, we have acquired goodwill and identifiable intangible assets. We determine the values and useful lives of intangible assets upon acquisition. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. We test goodwill and the useful lives of intangible assets for impairment at least annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill

Goodwill of $338.7 million at December 31, 2010 primarily relates to our Equities and FICC segments. Goodwill primarily represents purchases of the businesses now operating as Knight Direct in our Equities segment and Hotspot, Knight BondPoint, Knight Fixed Income and Urban in our FICC segment. We test the goodwill in each of our operating segments for impairment at least annually by comparing the estimated fair value of each segment with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable price-to-book multiples and discounted cash flow analyses) and we derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as the overall market value of the Company, compared to the Company’s book value. We performed our annual test for impairment of goodwill in the second quarter of 2010 and determined that goodwill was not impaired at that time. We believe there was no impairment of our goodwill at December 31, 2010.

Intangible Assets

Intangible assets with definite lives are amortized over their respective lives. Intangible assets, less accumulated amortization, of $109.8 million at December 31, 2010 are primarily attributable to our Equities and FICC segments. Substantially all intangible assets resulted from the purchases of the businesses now operating as Knight Direct, Hotspot, Knight BondPoint, Knight Fixed Income and Urban. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 24 years. We performed our annual test for impairment of intangible assets with definitive lives in the second quarter of 2010. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarters of 2010 and 2009, we discontinued the use of the Libertas and Donaldson trade names, respectively. No other events occurred in 2010 or 2009 that would indicate that the carrying amounts of our amortizable intangible assets may not be recoverable, and we do not believe that our intangible assets were impaired at December 31, 2010.

Investments—Investments comprise strategic investments, deferred compensation investments and investment in the Deephaven Funds. Strategic investments include noncontrolling equity ownership interests and debt instruments held by us within our non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. We used the equity method of accounting where we are considered to exert significant influence on the investee. We hold strategic investments at cost, less impairment if any, when we are not considered to exert significant influence on operating and financial policies of the investee. We account for our deferred compensation investments in mutual funds and the investment in the Deephaven Funds at fair value.

We review investments on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If we assess that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, we write the investment down to its estimated impaired value.

We have several deferred compensation plan investments related to certain employees and directors. These plans provide a return to the participants based upon the performance of various investments. In order to hedge our liability under these plans, we generally acquire the underlying investments and hold such investments until the deferred compensation liabilities are satisfied. We record changes in value of such investments in Investment (loss) income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.

Market-Making, Trading and Sales Activities—Financial instruments owned and Financial instruments sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

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

Accounting Standards Updates

In July, 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification (the “Codification”). The Codification became the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP to the Company. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or

Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASU”). The issuance of the Codification did not change GAAP and was effective for reporting periods ending after September 15, 2009. The implementation of the Codification did not have any impact on our Consolidated Financial Statements.

Effective January 1, 2010, we adopted two ASUs, which were issued by the FASB. The first ASU requires a reporting entity to disclose separately the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also clarifies existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. Certain disclosure requirements of this ASU were effective for us beginning in the first quarter of 2010, while other disclosure requirements of this ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect our Consolidated Financial Statements.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a significantly lesser extent, loans, listed equity options and fixed income products. The fair value of these financial instruments at December 31, 2010 and 2009 was $1.53 billion and $923.1 million, respectively, in long positions and $1.27 billion and $639.3 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $26.1 million and $28.4 million as of December 31, 2010 and 2009, respectively, due to the offset of gains in short positions with the losses in long positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of financial instruments (in millions):

	2010		2009		2008
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$2,258.9	$143.1	$1,514.0	$232.9	$899.1	$107.6
Highest month-end	2,793.1	311.7	1,727.6	283.8	1,015.3	198.8
Lowest month-end	1,725.7	29.1	1,185.4	207.7	775.4	14.2

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

Consolidated Quarterly Results

The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2010 and 2009. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the Consolidated Financial Statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	Jun. 30, 2009	Mar. 31, 2009
	(in thousands, except per share amounts)
Revenues
Commissions and fees	$165,901	$157,121	$177,992	$159,513	$166,874	$177,025	$175,797	$150,710
Net trading revenue	96,619	79,847	187,964	124,964	132,225	119,595	135,405	99,460
Interest, net	1,240	92	137	624	975	(1,050)	(1,041)	(597)
Investment (loss) income and other, net	(4,727)	2,449	181	(862)	3,206	4,360	3,706	(4,219)

Total revenues	259,033	239,509	366,274	284,239	303,280	299,930	313,867	245,354

Expenses
Employee compensation and benefits	133,972	115,730	158,695	138,350	143,192	139,334	135,614	109,187
Execution and clearance fees	41,966	44,167	47,521	42,462	47,852	50,430	42,432	29,091
Communications and data processing	19,287	17,180	17,071	16,058	17,221	15,781	14,281	13,788
Depreciation and amortization	12,435	11,269	9,834	9,235	9,145	8,777	8,260	8,187
Payments for order flow	8,987	6,598	11,089	11,025	13,816	17,737	23,047	17,027
Interest	8,785	7,501	7,137	2,474	2,108	713	974	981
Occupancy and equipment rentals	7,300	6,630	6,361	6,341	5,997	5,930	5,890	5,361
Professional fees	4,701	3,976	4,033	4,753	3,633	3,410	3,098	2,902
Business development	4,502	4,451	6,312	4,228	5,310	4,058	5,093	4,346
Restructuring	—	16,731	—	—	—	—	—	—
Writedown of assets and lease loss accrual (benefit), net	—	—	1,032	—	292	—	(10,695)	699
Other	4,331	5,163	6,061	3,355	3,587	4,003	4,981	2,756

Total expenses	246,266	239,396	275,146	238,281	252,153	250,173	232,975	194,325

Income from continuing operations before income taxes	12,767	113	91,128	45,958	51,127	49,757	80,892	51,029
Income tax expense	3,391	45	36,693	17,840	7,829	19,278	32,934	21,148

Income from continuing operations, net of tax	9,376	68	54,435	28,118	43,298	30,479	47,958	29,881
(Loss) income from discontinued operations, net of tax	(144)	135	(44)	(306)	(286)	(1,253)	(12,460)	(20,514)

Net income	$9,232	$203	$54,391	$27,812	$43,012	$29,226	$35,498	$9,367

Diluted earnings per share from continuing operations	$0.10	$—	$0.58	$0.30	$0.46	$0.32	$0.52	$0.33

Diluted earnings per share from discontinued operations	$—	$—	$—	$—	$—	$(0.01)	$(0.13)	$(0.23)

Diluted earnings per share	$0.10	$—	$0.58	$0.30	$0.46	$0.31	$0.39	$0.10

*	Quarterly totals may not add to full year due to rounding.

Item 8.    Financial Statements and Supplementary Data

KNIGHT CAPITAL GROUP, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Knight Capital Group, Inc.’s (“Knight”) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of Knight’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment, Knight’s management has concluded that, as of December 31, 2010, internal control over financial reporting is effective.

The effectiveness of Knight’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of

Knight Capital Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knight Capital Group, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 55. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New York, New York

March 1, 2011

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
	(In thousands)
Assets
Cash and cash equivalents	$375,569	$427,106
Financial instruments owned, at fair value, including securities pledged of $812,379 in 2010 and $212,425 in 2009	1,603,139	926,589
Collateralized agreements:
Securities borrowed	1,361,010	394,417
Receivable from brokers, dealers and clearing organizations	476,159	500,143
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $118,552 in 2010 and $128,045 in 2009	117,601	98,696
Investments	81,331	118,619
Goodwill	338,743	265,530
Intangible assets, less accumulated amortization of $51,141 in 2010 and $38,018 in 2009	109,784	93,332
Other assets	206,875	189,592

Total assets	$4,670,211	$3,014,024

Liabilities & Equity
Liabilities
Financial instruments sold, not yet purchased, at fair value	$1,311,324	$639,259
Collateralized financings:
Securities loaned	527,945	550,226
Financial instruments sold under agreement to repurchase	485,184	—
Other secured financings	35,583	—
Payable to brokers, dealers and clearing organizations	337,430	155,148
Accrued compensation expense	186,451	205,282
Accrued expenses and other liabilities	114,376	109,987
Credit facility	—	140,000
Long-term debt	311,060	—

Total liabilities	3,309,353	1,799,902

Commitments and contingent liabilities (Note 17)

Equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock
Shares authorized: 500,000 at December 31, 2010 and at December 31, 2009; Shares issued: 162,818 at December 31, 2010 and 158,641 at December 31, 2009; Shares outstanding: 97,736 at December 31, 2010 and 92,791 at December 31, 2009	1,628	1,586
Additional paid-in capital	807,287	746,778
Retained earnings	1,317,462	1,229,112
Treasury stock, at cost; 65,082 at December 31, 2010 and 65,850 shares at December 31, 2009	(765,875)	(763,974)
Accumulated other comprehensive loss	(265)	—

Total Knight Capital Group, Inc. stockholders’ equity	1,360,237	1,213,502
Noncontrolling interests	621	620

Total equity	1,360,858	1,214,122

Total liabilities and equity	$4,670,211	$3,014,024

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$660,527	$670,406	$478,126
Net trading revenue	489,394	486,684	446,707
Interest, net	2,092	(1,712)	7,644
Investment (loss) income and other, net	(2,957)	7,053	6,380

Total revenues	1,149,056	1,162,431	938,857

Expenses
Employee compensation and benefits	546,748	527,327	331,311
Execution and clearance fees	176,116	169,805	107,402
Communications and data processing	69,597	61,071	45,359
Depreciation and amortization	42,773	34,368	26,535
Payments for order flow	37,700	71,629	43,639
Occupancy and equipment rentals	26,632	23,177	19,642
Interest	25,896	4,777	5,052
Business development	19,493	18,807	17,279
Professional fees	17,463	13,043	14,749
Writedown of assets and lease loss accrual (benefit), net	1,032	(9,704)	1,236
Restructuring	16,731	—	—
Other	18,909	15,326	8,969

Total expenses	999,090	929,626	621,173

Other Income
Non-operating gain from subsidiary stock issuance	—	—	15,947

Income from continuing operations before income taxes	149,966	232,805	333,631
Income tax expense	57,969	81,189	139,921

Income from continuing operations, net of tax	91,997	151,616	193,710
Loss from discontinued operations, net of tax	(359)	(34,514)	(15,799)

Net income	$91,638	$117,102	$177,911

Basic earnings per share from continuing operations	$1.02	$1.70	$2.19

Diluted earnings per share from continuing operations	$0.97	$1.60	$2.11

Basic earnings per share from discontinued operations	$(0.00)	$(0.39)	$(0.18)

Diluted earnings per share from discontinued operations	$(0.00)	$(0.37)	$(0.17)

Basic earnings per share	$1.02	$1.31	$2.01

Diluted earnings per share	$0.97	$1.24	$1.94

Shares used in computation of basic earnings per share	90,167	89,095	88,407

Shares used in computation of diluted earnings per share	94,447	94,504	91,760

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2008, 2009 and 2010

(In thousands)

	Knight Capital Group, Inc. Stockholders’ Equity								Non- controlling Interests	Total Equity
	Class A Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance, January 1, 2008	150,801	$1,509	$587,025	$934,099	(59,265)	$(637,255)	—	$885,378	$—	$885,378
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	—	1,000	1,000
Net income	—	—	—	177,911	—	—	—	177,911	—	177,911
Net income attributable to noncontrolling interests related to discontinued operations	—	—	—	—	—	—	—	—	6,178	6,178
Common stock repurchased	—	—	—	—	(8,756)	(138,229)	—	(138,229)	—	(138,229)
Reissuance of treasury shares	—	—	14,428	—	3,738	40,572	—	55,000	—	55,000
Stock options exercised	1,187	11	10,349	—	—	—	—	10,360	—	10,360
Income tax benefit—stock based compensation	—	—	6,117	—	—	—	—	6,117	—	6,117
Stock-based compensation	2,416	24	30,797	—	—	—	—	30,821	—	30,821

Balance, December 31, 2008	154,404	$1,544	$648,716	$1,112,010	(64,283)	$(734,912)	$—	$1,027,358	$7,178	$1,034,536

Net income	—	—	—	117,102	—	—	—	117,102	—	117,102
Net loss attributable to noncontrolling interests related to discontinued operations	—	—	—	—	—	—	—	—	(380)	(380)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(6,178)	(6,178)
Common stock repurchased	—	—	—	—	(1,946)	(33,412)	—	(33,412)	—	(33,412)
Reissuance of treasury shares	—	—	2,201	—	378	4,350	—	6,551	—	6,551
Stock options exercised	1,083	11	11,010	—	—	—	—	11,021	—	11,021
Income tax benefit—stock based compensation	—	—	4,374	—	—	—	—	4,374	—	4,374
Stock-based compensation	3,154	31	80,477	—	—	—	—	80,508	—	80,508

Balance, December 31, 2009	158,641	$1,586	$746,778	$1,229,112	(65,850)	$(763,974)	$—	$1,213,502	$620	$1,214,122

Net income	—	—	—	91,638	—	—	—	91,638	—	91,638
Net income attributable to noncontrolling interests related to discontinued operations	—	—	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	(4,254)	(60,090)	—	(60,090)	—	(60,090)
Warrants issued	—	—	15,000	—	—	—	—	15,000	—	15,000
Reissuance of treasury shares	—	—	23,778	—	5,022	58,189	—	81,967	—	81,967
Stock options exercised	590	6	5,778	—	—	—	—	5,784	—	5,784
Income tax provision—stock based compensation	—	—	(2,760)	—	—	—	—	(2,760)	—	(2,760)
Cummulative translation adjustment	—	—	—	(3,288)	—	—	(265)	(3,553)	—	(3,553)
Stock-based compensation	3,587	36	18,713	—	—	—	—	18,749	—	18,749

Balance, December 31, 2010	162,818	$1,628	$807,287	$1,317,462	(65,082)	$(765,875)	$(265)	$1,360,237	$621	$1,360,858

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
	2010	2009	2008
		(In thousands)
Net Income	$91,638	$117,102	$177,911
Other comprehensive loss:
Cumulative translation adjustment	(265)	—	—

Comprehensive income	$91,373	$117,102	$177,911

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$91,638	$117,102	$177,911
Loss from discontinued operations, net of tax	(359)	(34,514)	(15,799)

Income from continuing operations, net of tax	91,997	151,616	193,710
Adjustments to reconcile income from continuing operations, net of tax to net cash (used in) provided by operating activities
Stock-based compensation	51,773	48,237	28,098
Depreciation and amortization	42,773	34,368	26,535
Debt discount accretion and other debt related expenses	11,453	—	—
Deferred income taxes	(8,400)	(5,332)	6,773
Deferred rent	4,761	1,242	1,222
Writedown of assets and lease loss accrual (benefit), net	1,032	(9,704)	1,236
Unrealized loss (gain) on investments	7,720	(2,650)	37,357
Realized gain from sale of investments	—	—	(35,635)
Non-operating gain from subsidiary stock issuance	—	—	(15,947)
Operating activities from discontinued operations	(1,326)	(6,063)	7,860
(Increase) decrease in operating assets
Financial instruments owned, at fair value	(642,649)	(450,478)	(63,500)
Securities borrowed	(966,592)	(382,569)	29,335
Receivable from brokers, dealers and clearing organizations	23,985	(170,641)	17,675
Other assets	(5,901)	(56,013)	(65,431)
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	638,162	254,256	49,723
Securities loaned	(22,281)	550,226	—
Financial instruments sold under agreements to repurchase	485,184	—	—
Other secured financings	35,583	—	—
Payable to brokers and dealers	182,282	57,011	(18,863)
Accrued compensation expense	(17,673)	32,732	58,522
Accrued expenses and other liabilities	1,580	(26,180)	4,983

Net cash (used in) provided by operating activities	(86,537)	20,058	263,653

Cash flows from investing activities
Distributions from investments	37,558	64,303	142,190
Purchases of investments	(7,997)	(7,787)	(13,442)
Purchases of fixed assets and leasehold improvements	(48,880)	(42,230)	(37,491)
Purchases of businesses, net of cash acquired	(48,133)	—	(77,308)
Purchase of referral rights	(3,275)	—	—
Purchase of customer list	(1,000)	—	—
Purchase of noncontrolling interest	(1,000)	—	—
Investing activities from discontinued operations	—	—	(817)

Net cash (used in) provided by investing activities	(72,727)	14,286	13,132

Cash flows from financing activities
Repayment of credit facility	(140,000)	—	—
Proceeds from credit facility	—	—	70,000
Proceeds from issuance of cash convertible notes	363,808	—	—
Purchase of call options	(73,750)	—	—
Proceeds from issuance of warrants	15,000	—	—
Stock options exercised	5,784	11,021	10,360
Income tax (provision) benefit related to stock-based compensation	(2,760)	4,374	6,117
Cost of common stock repurchased	(60,090)	(33,412)	(138,229)
Financing activities from discontinued operations	—	(6,178)	1,000

Net cash provided by (used in) financing activities	107,992	(24,195)	(50,752)

Effect of exchange rate changes on cash and cash equivalents	(265)	—	—

(Decrease) increase in cash and cash equivalents	(51,537)	10,149	226,033
Cash and cash equivalents at beginning of period	427,106	416,957	190,924

Cash and cash equivalents at end of period	$375,569	$427,106	$416,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,068	$4,777	$5,014

Cash paid for income taxes	$59,384	$87,463	$114,618

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, the “Company”) is a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms, and corporations. The Company seeks to continually apply its expertise and innovation to the market-making and trading process to build lasting client relationships through consistent performance and superior client service. The Company also provides capital markets services to corporate issuers and private companies. The Company has three operating segments, Equities, Fixed Income, Currencies and Commodities (“FICC”) and Corporate. As of December 31, 2010, the Company’s operations comprised the following:

•

Knight Equity Markets, L.P. (“KEM”) primarily operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market and quoted on the OTC Bulletin Board and Pink OTC Markets. KEM also operates the Company’s primary domestic institutional equity sales business. As of the close of business on December 31, 2010, KEM acquired the equities Designated Market Maker (“DMM”) and exchange traded fund (“ETF”) Lead Market Maker (“LMM”) business units of Kellogg Capital Markets LLC (“Kellogg”).

•

Knight Capital Markets LLC (“KCM”) primarily operates as a market maker in the over-the-counter market for NYSE, NYSE Amex Equities and NYSE Arca listed securities. KCM also provides equity capital markets services to corporate issuers and private companies.

•

Knight Capital Europe Limited (“KCEL”) is a U.K. registered broker-dealer that provides trade execution services for institutional and broker-dealer clients in U.S., European and Asian equities. KCEL also provides trade execution services for institutional clients in U.S., European and Asian fixed income and foreign exchange products.

•	Knight Capital Asia Limited (“KCAL”) provides trade execution services in Asian, U.S. and European equities and fixed income to institutional clients worldwide.

•

Knight Direct LLC (“Knight Direct”) provides institutions with direct market access trading through Knight DirectTM, an advanced electronic trading platform. Knight Direct offers a suite of algorithms that allow buy- and sell-side clients to more effectively source liquidity, manage the trading process, and enhance performance, as well as maintain anonymity, reduce market impact and lower transaction costs. Knight Direct’s European business is operated through KCEL.

•	Knight Clearing Services LLC (“KCS”) operates as a self-clearing broker-dealer that provides equity settlement and clearance services for the Company’s domestic broker-dealer subsidiaries.

•

Astor Asset Management, L.L.C. (“Astor”), acquired on October 1, 2010, is a fee-based money management firm employing a portfolio management approach to investing involving modeling economic data and utilizing low cost ETFs to capitalize on cyclical changes.

•

Knight Libertas Holdings LLC and its affiliates (collectively, “Knight Fixed Income”) provide research, sales and trading across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, federal agency securities, hybrid securities, syndicated bank loans and emerging markets. Knight Fixed Income also provides capital markets services to corporate issuers and private companies. Knight Fixed Income’s European business is operated through KCEL.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

•

Hotspot FX Holdings, Inc. and its subsidiaries (“Hotspot”) provide institutions and dealers with spot foreign exchange, gold and silver executions through an advanced, fully electronic platform. Hotspot’s European business is operated through KCEL.

•	Knight BondPoint, Inc. (“Knight BondPoint”) provides electronic access and trade execution services for the retail fixed income market.

•

Urban Financial Group, Inc. (“Urban”), acquired on July 1, 2010, is an originator of direct and brokered home equity conversion mortgages, commonly referred to as reverse mortgages, insured by the Federal Housing Administration.

Knight’s domestic broker-dealers are registered with the SEC, and are members of one or more self-regulatory organizations, including the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”), and the National Futures Association (“NFA”). Collectively, Knight’s domestic broker-dealers are members of all major U.S. stock and options exchanges and marketplaces. Urban is regulated by the U.S. Department of Housing and Urban Development (“HUD”) and applicable state agencies. KCEL is authorized and regulated by the U.K. Financial Services Authority (“FSA”) and is a member of most European Regulated Markets and Multilateral Trading Facilities. KCAL is a broker-dealer registered as an exchange participant with the Hong Kong Stock Exchange and is regulated by the Hong Kong Securities and Futures Commission (“SFC”).

Effective January 1, 2011, the Company completed a consolidation of certain wholly-owned subsidiaries whereby i) KCM and Knight Libertas LLC were merged into KEM, which was subsequently renamed Knight Capital Americas, L.P. (“KCA”), and ii) Knight Direct and Knight Bondpoint were merged into KCS, which was subsequently renamed Knight Execution & Clearing Services LLC (“KECS”).

The Company’s corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. Corporate overhead expenses consist of compensation for senior executives and other employees of the corporate holding company, interest expense on Long-term debt, legal and other professional fees relating to corporate matters as well as directors’ fees and directors’ and officers’ insurance.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Market-making, trading and sales activities

Financial instruments owned and Financial instruments sold, not yet purchased, which primarily consist of listed and OTC equity securities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. Interest income and interest expense which has been netted on the Consolidated Statements of Operations is as follows (in millions):

	For the years ended December 31,
	2010	2009	2008
Interest Income	$15.2	$4.8	$15.1
Interest Expense	(13.1)	(6.5)	(7.5)

Interest, net	$2.1	$(1.7)	$7.6

Totals	may not add due to rounding.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market-making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in millions):

	For the years ended December 31,
	2010	2009	2008
Dividend Income	$24.0	$24.3	$20.1

Dividend Expense	$(17.6)	$(22.3)	$(11.7)

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities and options to the Company.

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

•

Financial instruments sold under agreements to repurchase are used to finance inventories of securities and other financial instruments and are recorded at their contractual amount, which approximates fair value. The Company has entered into bilateral and tri-party repurchase agreements which bear interest at negotiated rates. The Company receives cash and makes delivery of financial instruments to a custodian who monitors the market value of these instruments on a daily basis. The market value of the instruments delivered must be equal to or in excess of the principal amount loaned under the repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate.

•

Other secured financings are additional contractual agreements used to finance securities inventory or loans and are recorded at their contractual amount, which approximates fair value. These agreements are short-term with durations of typically less than a month and bear interest at negotiated rates. The Company receives cash and pledges financial instruments or other assets to banks as collateral for these secured financing arrangements. The market value of the collateral delivered must be in excess of the principal amount loaned plus the agreed upon margin requirement under the secured financings. The lenders may request additional collateral, if appropriate.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 3 “Fair Value of Financial Instruments” for a description of valuation methodologies applied to the classes of financial instruments at fair value.

Investments

Investments comprise strategic investments, deferred compensation investments and investment in the Deephaven Funds. Strategic investments include noncontrolling equity ownership interests and debt instruments held by the Company within its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Strategic investments are held at cost, less impairment if any, when the Company is not considered to exert significant influence on operating and financial policies of the investee. Deferred compensation investments in mutual funds and the investment in the Deephaven Funds are accounted for at fair value.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company determines that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated fair value.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in other comprehensive loss on the Consolidated Statements of Comprehensive Income. Gains or losses resulting from foreign currency transactions are included in Investment (loss) income and other, net on the Company’s Consolidated Statements of Operations. For the year ended December 31, 2010, a loss of $0.3 million was recorded in Investment (loss) income and other, net on the Consolidated Statements of Operations.

The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses the risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The ineffectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, the gains or losses, to the extent effective, are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and the ineffective portion, if any, is recorded in Investment (loss) income and other, net on the Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Accounting Standards Updates

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification (the “Codification”). The Codification became the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP to the Company. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB now issues Accounting Standards Updates (“ASU”). The issuance of the Codification did not change GAAP and was effective for reporting periods ending after September 15, 2009. The implementation of the Codification did not have any impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2010, the Company adopted two ASUs which were issued by the FASB. The first ASU requires a reporting entity to disclose separately the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. This ASU also clarifies existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. Certain disclosure requirements of this ASU were effective for the Company beginning in the first quarter of 2010, while other disclosure requirements of this ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s Consolidated Financial Statements.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

3.    Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting standards, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,299.1	$—	$—	$1,299.1
U.S. government obligations	3.8	—	—	3.8
Corporate debt	11.1	—	—	11.1
Mortgage-backed securities	22.8	39.6	—	62.4
Listed equity options	41.8	—	—	41.8
Loans inventory	—	146.5	—	146.5
Purchased call options	—	33.9	—	33.9
Foreign currency forward contracts	—	4.6	—	4.6

Total Financial instruments owned, at fair value	1,378.6	224.6	—	1,603.1
Deferred compensation investments(2)	—	17.3	—	17.3
Investment in Deephaven Funds(2)	—	3.6	—	3.6

Total fair value of financial instrument assets	$1,378.6	$245.5	$—	$1,624.1

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,164.7	$—	$—	$1,164.7
U.S. government obligations	54.4	—	—	54.4
Listed equity options	40.6	—	—	40.6
Corporate debt	6.3	—	—	6.3
Embedded conversion derivative	—	33.9	—	33.9
Total return swap	—	11.5	—	11.5

Total fair value of financial instrument liabilities	$1,266.0	$45.4	$—	$1,311.3

(1)	Equities of $293.7 million have been netted by their respective long and short positions by CUSIP number.
(2)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $2.7 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$921.1	$—	$—	$921.1
U.S. government obligations	3.5	—	—	3.5
Listed equity options	2.0	—	—	2.0

Total Financial instruments owned, at fair value	926.6	—	—	926.6
Deferred compensation investments (2)	—	45.0	—	45.0
Investment in Deephaven Funds (2)	—	8.5	—	8.5

Total fair value of financial instrument assets	$926.6	$53.5	$—	$980.0

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$638.1	$—	$—	$638.1
Listed equity options	1.2	—	—	1.2

Total fair value of financial instrument liabilities	$639.3	$—	$—	$639.3

(1)	Equities of $191.1 million have been netted by their respective long and short positions by CUSIP number.
(2)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $10.5 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

The Company’s equities, U.S. government obligations, rated corporate debt, listed equity options and actively traded mortgage-backed securities will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

As of December 31, 2010, the Company’s loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to its long-term debt (see Footnote 9 “Long-Term Debt and Credit Facility”), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. As of December 31, 2010 and December 31, 2009, the Company did not hold any financial instruments that met the definition of Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets:

Loan inventory

The Company’s loan inventory primarily comprises newly issued reverse mortgage loans that have been originated or purchased by Urban for which the Company has elected to account for at fair value. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively traded GNMA mortgage-backed securities.

Foreign currency forward contracts

At December 31, 2010, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds which was used to hedge the Company’s investment in its U.K. subsidiary. The fair value of the contract was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

Mortgage-backed securities

The Company’s mortgage-backed securities that are not actively traded are priced based upon dealer quotations, prices observed from recently executed transactions and cash flow models that incorporate LIBOR forward interest rates, weighted average coupon, weighted average loan age and loan to value inputs.

Purchased call options and embedded conversion derivative

The fair value of the purchased call options and embedded conversion derivative are determined using an option pricing model based on observable inputs such as implied volatility of the Company’s common stock, risk-free interest rate, and other factors.

Deferred compensation investments

Deferred compensation investments comprise investments in liquid mutual funds that the Company acquires to hedge certain of its obligations to employees and directors under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.

Investment in the Deephaven Funds

Investment in the Deephaven Funds represents our residual investment in certain funds that were formerly managed by Deephaven. These investments are in liquidation and are valued based upon statements provided by Stark, which are based upon the fair value of the underlying investments within such funds.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the effect of changes in fair value on the Consolidated Statements of Operations (in millions):

		Fair Value as of
	Balance Sheet Location	December 31, 2010	December 31, 2009
Asset Derivatives
Derivatives instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$33.9	$—
Listed equity options(1)		41.8	2.0

		$75.7	$2.0

Derivatives instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$4.6	$—

Liability Derivatives
Derivatives instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$33.9	$—
Listed equity options(1)		40.6	1.2

		$74.5	$1.2

(1)	As of December 31, 2010, the Company held 236,132 long and 283,806 short listed equity option contracts. As of December 31, 2009, the Company held 9,185 long and 5,675 short listed equity option contracts. The contracts are not subject to collateral requirements and are not netted.

Totals may not add due to rounding.

	Statement of Operations / Other Comprehensive Income Location	Gain (Loss) Recognized
		For the Years Ended December 31,
		2010	2009	2008
Derivatives instruments not designated as hedging instruments:
Purchased call options	Investment (loss) income and other, net	$(48.1)	$—	$—
Listed equity options	Net trading revenue	0.5	(8.6)	—
Embedded conversion derivative	Investment (loss) income and other, net	48.1	—	—

		$0.5	$(8.6)	$—

Derivatives instruments designated as hedging instruments:
Foreign currency forward contracts	Cumulative translation adjustment	$(1.1)	$—	$—

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

As of December 31, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.13 billion, of which $1.09 billion had been delivered or repledged (of which $242.3 million could be further repledged by the receiving counterparty).

As of December 31, 2009, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $349.1 million, of which $347.2 million had been delivered or repledged (of which $314.5 million could be further repledged by the receiving counterparty).

The Company also pledges assets that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Financial instruments pledged to counterparties that have the right to deliver or repledge them were $269.1 million and $212.4 million at December 31, 2010 and December 31, 2009, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition.

The Company enters into collateralized transactions in order to finance securities positions and loan inventory. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Financial instruments owned and pledged to counterparties that did not have the right to sell or repledge such financial instruments consisted of equity securities and loans with a fair value of $543.3 million as of December 31, 2010 and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition. Repurchase agreements and other secured financings are short-term and mature within one year.

5.    Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in millions):

	December 31, 2010	December 31, 2009
Receivable:
Clearing organizations and other	$373.6	$412.7
Securities failed to deliver	102.5	87.5

	$476.2	$500.1

Payable:
Clearing organizations and other	296.8	92.8
Securities failed to receive	40.6	62.4

	$337.4	$155.1

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value.

6.    Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following (in millions):

	Depreciation Period	December 31,
		2010	2009
Computer hardware and software	3 years	$109.5	$119.8
Leasehold improvements	*	103.9	83.0
Telephone systems	5 years	8.9	10.7
Furniture and fixtures	7 years	11.8	10.7
Trading systems and equipment	5 years	2.1	2.6

		236.2	226.7
Less—Accumulated depreciation and amortization		118.6	128.0

		$117.6	$98.7

* - Shorter	of life of lease or useful life of assets

7.    Investments

Investments include strategic investments, deferred compensation investments related to employee and director deferred compensation plans and investment in Deephaven Funds. Investments consist of the following (in millions):

	December 31, 2010	December 31, 2009
Strategic Investments:
Investments accounted for under the equity method	$60.2	$57.4
Common stock of private companies representing less than 20% equity ownership held at adjusted cost	0.3	0.3
Debt instruments, at adjusted cost	—	7.5

Total Strategic Investments	60.4	65.2
Deferred compensation investments	17.3	45.0
Investment in Deephaven Funds	3.6	8.5

Total Investments	$81.3	$118.6

Totals	may not add due to rounding.

Included in the investments accounted for under the equity method at December 31, 2010 and December 31, 2009 is an equity investment in Direct Edge of $46.0 million and $41.3 million, respectively. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of Strategic investments.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

8.    Goodwill and Intangible Assets

Goodwill is tested for impairment annually or when an event occurs or circumstances change that signifies the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2010 and 2009, the Company tested for the impairment of goodwill and concluded that there was no impairment.

Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. In 2010, the Company discontinued the use of the Libertas trade name and wrote off the remaining book value of $0.3 million. In 2009, the Company discontinued the use of the Donaldson trade name and wrote off the remaining book value of $2.4 million. No other events occurred in 2010 or 2009 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

The following chart summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of December 31, 2010 and 2009 (in millions):

	December 31,
Goodwill	2010	2009
Equities
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	43.8	43.8
Purchase of EdgeTrade business	51.7	51.7
Purchase of Astor business	12.1	—
Purchase of Kellogg DMM & LMM business units	9.0	—

Total	135.7	114.7

FICC
Purchase of Hotspot business	55.7	55.7
Purchase of ValuBond business	14.2	14.2
Purchase of Libertas business(1)	114.3	81.0
Purchase of Urban business	17.8	—

Total	202.0	150.8

Corporate
Other	1.0	—

Total	1.0	—

Consolidated Total	$338.7	$265.5

(1)	During the third quarter of 2010, the Company recorded a $33.3 million increase in Knight Fixed Income goodwill as a result of achieving its second year performance target in accordance with the earn-out provisions in the acquisition documents. As a result, the Company issued $33.3 million in Knight unregistered common stock to the sellers.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Intangible assets primarily represent client relationships and are amortized over their remaining useful lives, the majority of which have been determined to range from four to 24 years. The weighted average remaining life of the Company’s intangible assets at December 31, 2010 and December 31, 2009 is approximately 10 and 11 years, respectively.

Total Intangible assets increased by $16.5 million during the year ended December 31, 2010 primarily as a result of the purchase of broker relationships and other intangibles associated with the acquisition of Urban in the FICC segment and the acquisition of Astor and Kellogg in the Equities segment, offset by amortization expense.

In 2010, 2009 and 2008, the Company recorded amortization expense related to its intangible assets of $12.8 million, $10.8 million and $9.4 million, respectively. The estimated amortization expense relating to the intangible assets for each of the next five years is approximately $16.2 million in 2011, $15.9 million in 2012, $13.3 million in 2013, $10.9 in 2014 and $8.8 million in 2015.

Intangible Assets	December 31,
	2010	2009
Equities
Customer and broker relationships	$21.4	$19.8
Trade names	3.5	3.7
Other	18.7	5.0

Total	43.6	28.6

FICC
Customer and broker relationships	40.8	41.9
Trade names	4.7	3.7
Other	6.3	3.6

Total	51.7	49.3

Corporate
Other	14.5	15.5

Total	14.5	15.5

Consolidated Total	$109.8	$93.3

		December 31,
		2010	2009
Customer and broker relationships(1)	Gross carrying amount	$95.1	$85.3
	Accumulated amortization	(32.8)	(23.6)

	Net carrying amount	62.2	61.7

Trade names(2)	Gross carrying amount	9.8	8.8
	Accumulated amortization	(1.7)	(1.3)

	Net carrying amount	8.1	7.5

Other(3)	Gross carrying amount	47.1	29.0
	Accumulated amortization	(7.7)	(4.8)

	Net carrying amount	39.4	24.2

Total	Gross carrying amount	152.0	123.0
	Accumulated amortization	(42.2)	(29.7)

	Net carrying amount	$109.8	$93.3

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(1) - Customer	and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Libertas, Urban and Astor acquisitions. The weighted average remaining life is approximately 11 years as of December 31, 2010 and 2009. Lives may be reduced depending upon actual retention rates.
(2) - Trade	names relate to the acquisitions of Hotspot, EdgeTrade and Urban. The weighted average remaining life is approximately 13 and 16 years as of December 31, 2010 and December 31, 2009, respectively. During the second quarter of 2010, the “Libertas” trade name with an unamortized cost of $0.3 million was written off. During 2009, the “Donaldson” trade name with an unamortized cost of $2.4 million was written off.
(3) - Other	includes trading rights, technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately eight years as of December 31, 2010 and 2009.

Totals may not add due to rounding.

9.    Long-Term Debt and Credit Facility

Long-Term Debt

In March 2010, the Company issued Cash Convertible Senior Subordinated Notes (the “Notes”) due on March 15, 2015 with a face amount of $375.0 million in a private offering exempt from registration under the Securities Act of 1933, as amended. At the same time, the Company entered into hedge transactions effected through the purchase of options and sale of warrants designed to limit shareholder dilution up to a price of $31.50 per share.

The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In connection with the issuance of the Notes, the Company recognized an original issue discount of $73.8 million which will be accreted to interest expense over the term of the Notes, resulting in an effective annual interest rate of the Notes of approximately 7.9%. The Notes, net of original issue discount are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition. As of December 31, 2010 the net balance was $311.1 million.

Prior to December 15, 2014, the Notes will be convertible into cash only upon specified events which are based upon the price of the Company’s common shares and of the Notes or upon the occurrence of specified corporate events. On or after December 15, 2014, the Notes will be convertible at any time, based on an initial conversion rate of 47.9185 shares of Knight common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $20.87 or a conversion premium of approximately 32.5% over the closing sale price of $15.75 per share of Knight common stock on the Nasdaq Global Select Market on March 15, 2010. The conversion rate and conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon cash conversion, Knight will deliver an amount of cash calculated over the applicable observation period. Knight will not deliver its common stock (or any other securities) upon conversion under any circumstances. In addition, following certain corporate events that occur prior to the maturity date, the Company is required to pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of the Notes upon a “fundamental change” at a price equal to 100% of the principal amount of the Notes being repurchased plus any accrued and unpaid interest.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are expected generally to reduce Knight’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by Knight upon the cash conversion of the Notes. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of December 31, 2010, the fair value of the purchased call options was $33.9 million.

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

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of December 31, 2010, the fair value of the embedded conversion derivative was $33.9 million.

Both the purchased call options and the embedded conversion derivative are derivative instruments and as such are marked to fair value each reporting period with any change recognized on the Consolidated Statements of Operations as Investment (loss) income and other, net. The Company expects the gain or loss associated with changes to the valuation of the purchased call options to substantially offset the gain or loss associated with changes to the valuation of the embedded conversion derivative.

In connection with the issuance of the Notes, the Company incurred issuance costs of $8.5 million. The issuance costs are recorded within Other assets in the Consolidated Statements of Financial Condition and are amortized over the term of the Notes. The Consolidated Statements of Operations

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

for the year ended December 31, 2010 includes $1.3 million, in Other expense related to the amortization of the debt issuance costs and $20.1 million in Interest expense related to the interest on the Notes.

Management believes that the $311.1 million carrying value of the Notes approximates fair value.

Credit Facility

Concurrent with the Notes offering, the Company terminated and repaid the amounts outstanding under the $140.0 million credit agreement (“Credit Agreement”) originally entered into on October 9, 2007. The Credit Agreement included a three-year delayed-draw senior secured term loan facility of $70.0 million and a three-year senior secured revolving facility of $70.0 million for which the Company had borrowed the full $140.0 million. The proceeds of the credit facilities were used to finance share repurchases, finance selective acquisitions and for general corporate purposes. Interest on the credit facilities was paid quarterly.

Under the terms of the Credit Agreement, at the Company’s option, it may have chosen an interest rate based on the JPM Prime Rate or LIBOR rate. Approximately $0.5 million, $3.0 million and $4.8 million of interest expense was recorded in 2010, 2009 and 2008, respectively.

The Company was charged a commitment fee of 0.3% on the unused portion of the credit facilities. For the year ended December 31, 2008, the Company recorded commitment fees of approximately $0.1 million, which has been included in Other expenses on the Consolidated Statements of Operations. No commitment fees were recorded in 2009 and 2010.

10.    Stock-Based Compensation

The Company previously established the Knight Capital Group, Inc. 1998 Long Term Incentive Plan, the Knight Capital Group, Inc. 1998 Nonemployee Director Stock Option Plan, the Knight Capital Group, Inc. 2003 Equity Incentive Plan, the Knight Capital Group, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Existing Stock Plans”) and the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”). At the Company’s 2010 Annual Meeting of Stockholders, the Company’s stockholders approved the Knight Capital Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”, collectively with the Existing Stock Plans and the Inducement Plan, the “Stock Plans”). As a result of the establishment of the 2010 Plan, the 2010 Plan replaced the Existing Stock Plans for future equity grants and no additional grants will be made under the Existing Stock Plans (but the terms and conditions of any outstanding equity grants under the Existing Stock Plans were not affected). Shares remaining available for grant under the Existing Stock Plans as of the approval date of the 2010 Plan were transferred to, and made available for grant under the 2010 Plan. In addition, any shares which would have become available again under the Existing Stock Plans due to cancellation or expiration of existing grants under the Existing Stock Plans will become available for grant under the 2010 Plan.

The purpose of the Stock Plans is to provide long-term incentive compensation to employees and directors of the Company. The Stock Plans are administered by the Compensation Committee of the Company’s Board of Directors, and allow for the grant of options, stock appreciation rights (2006 Plan, 2010 Plan and Inducement Plan only), restricted stock and restricted stock units (collectively, the “awards”), as defined by the Stock Plans. In addition to overall limitations on the aggregate number of

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

awards that may be awarded under the Stock Plans, the Stock Plans (except for the Inducement Plan) limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan and 2010 Plan only) or shares of restricted stock or restricted stock units that may be awarded. As of December 31, 2010, the Company has not issued any stock appreciation rights.

Restricted Shares and Restricted Stock Units

Eligible employees and directors may receive restricted shares and/or restricted stock units (collectively “restricted awards”) as a portion of their total compensation. The substantial majority of restricted awards generally vest ratably over three years. During 2009, the Company established the Inducement Plan with 1.5 million authorized shares and granted 378,000 restricted shares as inducement awards to new employees pursuant to this plan. During the year ended December 31, 2010, the Company issued 197,000 restricted shares as inducement awards pursuant to this plan. These shares were issued out of treasury and vest ratably over three years. The fair value of the inducement awards are measured in the same manner as other restricted awards. The Company has also issued restricted awards that vest based upon the market price of Knight’s common stock reaching a certain price for a specified period of time (“Market Shares”). The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances. Restricted awards are otherwise canceled if employment is terminated before the end of the relevant vesting period.

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

Compensation expense relating to restricted awards, primarily recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in millions):

	For the years ended December 31,
	2010	2009	2008
Stock award compensation expense	$49.1	$46.2	$24.5

Income tax benefit	$19.6	$18.5	$9.8

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following tables summarize restricted awards activity in 2010, 2009 and 2008 (awards in thousands):

	2010
	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1,	2,186.5	$16.92	3,590.7	$15.60
Granted	397.0	15.66	3,834.5	15.28
Vested	(1,208.0)	17.03	(869.6)	17.83
Forfeited	(220.8)	15.76	(226.6)	16.19

Outstanding at December 31,	1,154.7	$16.60	6,329.1	$15.08

	2009
	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1,	3,248.4	$16.95	782.6	$13.90
Granted	636.7	16.84	2,958.3	16.05
Vested	(1,647.7)	16.94	(137.8)	13.90
Forfeited	(50.8)	16.90	(12.3)	18.45

Outstanding at December 31,	2,186.5	$16.92	3,590.7	$15.60

	2008
	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1,	3,648.9	$15.19	—	$—
Granted	1,785.2	16.68	782.6	13.90
Vested	(2,034.4)	13.73	—	—
Forfeited	(151.3)	14.57	—	—

Outstanding at December 31,	3,248.4	$16.95	782.6	$13.90

Based upon the value at date of vest, the cumulative fair value of restricted shares that vested in 2010, 2009 and 2008 was $32.0 million, $29.1 million and $33.5 million, respectively. The cumulative fair value of restricted stock units that vested in 2010 and 2009 was $13.4 million and $2.1 million, respectively.

There is $61.3 million of unamortized compensation related to the unvested restricted awards outstanding at December 31, 2010. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.4 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted in 2010, 2009 and 2008 was $4.93, $4.90 and $5.45, respectively. The weighted-average assumptions used were as follows in 2010, 2009 and 2008:

	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.0%	40.0%	40.0%
Risk-free interest rate	1.1%	1.5%	2.6%
Expected life (in years)	3.5	3.5	3.5

Compensation expense relating to stock options, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in millions):

	For the years ended December 31,
	2010	2009	2008
Stock option compensation expense	$2.7	$2.1	$3.6

Income tax benefit	$1.1	$0.8	$1.4

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following tables summarize stock option activity and stock options exercisable in 2010, 2009 and 2008 (options in thousands):

2010	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Life (years)
Outstanding at January 1,	3,554.0	$13.29
Granted at market value	1,185.1	15.89
Exercised	(590.6)	9.81
Forfeited or expired	(408.6)	18.85

Outstanding at December 31,	3,739.9	$14.06	$5.3	5.97

Exercisable at December 31,	2,573.0	$13.17	$5.3	4.63

Available for future grants at December 31, *	10,910.2

2009
Outstanding at January 1,	4,748.3	$13.32
Granted at market value	210.0	15.78
Exercised	(1,083.4)	10.15
Forfeited or expired	(321.0)	25.96

Outstanding at December 31,	3,554.0	$13.29	$11.1	4.95

Exercisable at December 31,	2,953.4	$12.60	$11.1	4.40

Available for future grants at December 31, *	8,651.3

2008
Outstanding at January 1,	5,715.7	$12.16
Granted at market value	312.5	16.88
Exercised	(1,186.8)	8.82
Forfeited or expired	(93.1)	11.16

Outstanding at December 31,	4,748.3	$13.32	$19.2	5.93

Exercisable at December 31,	3,697.1	$12.60	$18.0	4.78

Available for future grants at December 31, *	9,838.2

Totals may not add due to rounding.

*	Represents both options and awards available for grant

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Outstanding at 12/31/10	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/10	Weighted- Average Exercise Price
$ 4.56-$ 9.21	402.3	4.11	$8.01	402.3	$8.01
$ 9.52-$ 9.81	151.3	4.11	9.75	151.3	9.75
$10.24-$10.24	522.3	3.86	10.24	522.3	10.24
$10.30-$14.59	444.1	3.44	12.79	444.1	12.79
$15.00-$15.75	49.5	5.89	15.21	47.8	15.20
$15.84-$15.84	831.7	9.08	15.84	—	—
$15.93-$16.71	396.3	7.10	16.23	170.3	16.33
$16.86-$17.03	419.0	6.32	16.95	318.2	16.96
$17.22-$17.97	513.3	6.10	17.90	506.7	17.91
$19.36-$19.36	10.0	6.01	19.36	10.0	19.36

The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. The total intrinsic value of options exercised in 2010, 2009 and 2008 was $2.2 million, $10.0 million and $9.8 million, respectively. Cash received from the exercise of stock options in 2010 totaled $5.8 million.

There is $3.3 million of unrecognized compensation related to the unvested stock options outstanding at December 31, 2010. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.8 years.

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

For the year ended December 31, 2010	$5.8
For the year ended December 31, 2009	5.5
For the year ended December 31, 2008	4.3

12.    Restructuring, Writedown of Assets and Lease Loss Accrual

In the third quarter of 2010, the Company recorded a Restructuring charge of $16.7 million related to reduction in headcount in order to rationalize expenses. The charge, which consists of severance and related costs, affected all operating segments.

The Writedown of assets and lease loss accrual (benefit), net during 2010, 2009 and 2008 was $1.0 million, ($9.7 million) and $1.2 million, respectively. The $1.0 million charge in 2010 was due to a charge of $0.3 million related to the Company’s decision to discontinue the use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The benefit in 2009 was primarily due to a $13.1 million reversal of a previously recognized lease loss with respect to the Company’s 545 Washington Boulevard office space in Jersey City, N.J. (the “J.C. lease”). The Company had previously considered a portion of these premises to be excess real estate and had therefore recorded a lease loss accrual for such excess office space. Based on expected growth and future needs, in the second quarter of 2009 management made the decision to build out this space and therefore recorded a benefit related to the reversal of such previously recorded lease loss. This benefit was offset in part by a $0.3 million lease loss charge related to a Knight Direct lease. Also included in Writedown of assets and lease loss accrual (benefit), net for 2009 is a charge of $2.4 million related to the Company’s decision to discontinue the use of the Donaldson trade name and the writedown of $0.7 million of capitalized software resulting from the sale of Hotspot’s retail customer accounts in 2009.

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

The revenues and results of operations of the Discontinued Operations for the years ended December 31, 2010, 2009 and 2008 are summarized as follows (in millions):

	For the years ended December 31,
	2010	2009	2008
Revenues	$(0.0)	$3.3	$33.3

Pre-tax loss from discontinued operations	$(0.2)	$(52.7)	$(25.5)
Income tax (expense) benefit	(0.1)	18.2	9.7

Loss from discontinued operations, net of tax	$(0.4)	$(34.5)	$(15.8)

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets and liabilities related to discontinued operations which are recorded in Other assets and Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition are presented in the following table (in millions):

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$0.8	$3.2
Deferred compensation and other assets	2.9	10.8

Total assets	$3.7	$14.0

Liabilities:
Accrued compensation expense	$2.5	$10.9
Accrued expenses and other liabilities	1.6	4.5

Total liabilities	$4.1	$15.3

Totals may not add due to rounding.

14.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

The provision (benefit) for income taxes from continuing operations consists of (in millions):

	2010	2009	2008
Current:
U.S. federal	$40.0	$73.2	$106.7
U.S. state and local	9.3	13.1	26.2
Non U.S.	0.2	0.2	0.3

	49.5	86.5	133.2

Deferred:
U.S. federal	$13.6	13.3	4.3
U.S. state and local	(1.8)	(4.9)	2.5
Non U.S.	(3.3)	(13.7)	(0.1)

	8.5	(5.3)	6.7

Provision for income taxes	$58.0	$81.2	$139.9

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table reconciles income tax expense (benefit) from continuing operations at the U.S. federal statutory rate to the Company’s Income tax expense (in millions):

	2010	2009	2008
U.S. federal income tax expense at statutory rate	$52.5	$81.5	$116.8
U.S. state and local income tax expense, net of U.S. federal income tax effect	4.9	5.4	18.7
Non U.S.	0.0	0.2	0.0
Nondeductible charges	1.0	1.2	3.2
Recognition of purchased federal net operating losses	0.0	(5.7)	0.0
Other, net	(0.4)	(1.4)	1.2

Income tax expense	$58.0	$81.2	$139.9

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (in millions):

	2010	2009
Deferred tax assets:
Employee compensation and benefit plans	$37.1	$48.8
Fixed assets and other amortizable assets	3.9	2.2
Lease loss and other reserves	2.5	0.2
Valuation of investments	4.5	4.6
Tax credit and loss carryforwards	37.3	33.9
Less: Valuation allowance on tax credit and loss carryforwards	(9.0)	(9.2)

Total deferred tax assets	76.3	80.5

Deferred tax liabilities
Fixed assets and other amortizable assets	21.3	20.0
Valuation of investments	7.8	8.3
Tax credit and loss carryforwards	17.1	13.7

Total deferred tax liabilities	46.2	42.0

Net deferred tax assets	$30.1	$38.5

At December 31, 2010 and 2009, the Company had U.S. federal net operating loss carryforwards, resulting from acquisitions, of $32.5 million and $33.8 million, respectively. The Company recorded a related deferred income tax asset of $11.4 million and $11.8 million as of December 31, 2010 and 2009, and an offsetting valuation allowance of $7.0 million in each year which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. Prior to 2009 the Company had recorded a valuation allowance for substantially all of these loss carryforwards, but reversed a portion of the valuation allowance during 2009 as a portion of such loss carryforwards are now expected to be utilized based upon the profitability of the acquired entities. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2019.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

At December 31, 2010 and 2009, the Company had state and local net operating loss carryforwards of $612.2 million and $570.5 million, respectively of which $25.9 million and $29.6 million resulted from acquisitions. The Company recorded a related deferred income tax asset of $7.5 million and $6.8 million as of December 31, 2010 and 2009, and an offsetting valuation allowance of $1.6 million and $1.8 million which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. Prior to 2009 the Company had recorded a valuation allowance for substantially all of these state and local loss carryforwards, but reversed a portion of the valuation allowance during 2009 as a portion of such loss carryforwards are now expected to be utilized based upon the current structure and expected profitability of certain of the Company’s subsidiaries. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2011.

At December 31, 2010, the Company had non U.S. net operating loss carryforwards of $60.0 million as compared to $49.1 million in the prior year. The Company recorded a foreign deferred income tax asset of $17.1 million and $13.7 million for these loss carryforwards as of December 31, 2010 and 2009, respectively, along with an offsetting U.S. federal deferred tax liability of $17.1 million and $13.7 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non U.S. loss carryforwards. These non U.S. net operating losses may be carried forward indefinitely.

At December 31, 2010, the Company had $1.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of December 31, 2010, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2009, and to non U.S. income tax examinations for the tax years of 2007 through 2009. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2009. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations before income taxes. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest expense and Interest, net, in the Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 2010, 2009 and 2008 (in millions, except per share data):

	For the years ended December 31,
	2010		2009		2008
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$91.6	90.2	$117.1	89.1	$177.9	88.4
Effect of dilutive stock based awards	—	4.3	—	5.4	—	3.4

Income and shares used in diluted calculations	$91.6	94.4	$117.1	94.5	$177.9	91.8

Basic earnings per share		$1.02		$1.31		$2.01

Diluted earnings per share		$0.97		$1.24		$1.94

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 2.3 million, 1.0 million and 1.4 million in 2010, 2009 and 2008, respectively.

16.    Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during 2010, 2009 and 2008.

17.    Commitments and Contingent Liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company is subject to several of these matters at the present time. The results of these matters cannot be predicted, and the Company cannot estimate a possible range of loss for these matters at this time. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $18.4 million, $13.5 million and $11.3 million in 2010, 2009 and 2008, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. The Company has sublet a portion of its excess office space to third parties.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of December 31, 2010, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Year ending December 31, 2011	$21.5	$1.2	$20.2	$62.5
Year ending December 31, 2012	22.6	1.4	21.3	19.5
Year ending December 31, 2013	21.1	1.4	19.7	—
Year ending December 31, 2014	20.0	1.4	18.6	—
Year ending December 31, 2015	19.3	1.4	17.9	—
Thereafter through August 31, 2023	115.8	3.0	112.8	—

	$220.3	$9.8	$210.5	$82.0

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of December 31, 2010, the Company has provided a letter of credit for $2.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

During the normal course of business, the Company may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts. As of December 31, 2010 and December 31, 2009, the Company was a party to futures contracts having a notional value of $64.6 million and $222.5 million, respectively, which is recorded in Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition. The futures contracts had a fair value and unrealized loss of $0.3 million at December 31, 2010 and an unrealized gain of $0.4 million at December 31, 2009, and are recorded as Net trading revenue on the Consolidated Statements of Operations.

18.    Net Capital Requirements

The Company’s U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. The Company believes that during 2010, all of the broker-dealer subsidiaries were in compliance with their capital adequacy requirements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table sets forth the net capital levels and requirements for the following significant U.S. registered broker-dealer subsidiaries at December 31, 2010 as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCS	$84.2	$1.0	$83.2
KEM	70.2	1.0	69.2
KCM	62.2	1.0	61.2
Knight Direct	22.8	0.3	22.5
Knight Libertas	11.5	3.4	8.1

The Company’s foreign registered broker-dealers are subject to certain financial resource requirements of either the FSA or the SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at December 31, 2010 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
KCEL	$131.0	$32.7	$98.3

19.    Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market maker of equities, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker-dealers and institutional counterparties primarily located in the United States. The Company clears a portion of its securities transactions through third party clearing brokers. Foreign transactions are settled pursuant to a global custody and clearing agreements with major U.S. banks. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers, broker-dealer and institutional counterparties. The Company’s policy is to monitor the credit standing of all counterparties with which it conducts business.

The Company self-clears substantially all of its U.S. equity securities transactions using an internally-developed platform. Self-clearing exposes the Company to operational risks, including business disruption, operational inefficiencies, liquidity and financing risks and potentially increased expenses and lost revenue opportunities. While the clearing platform, operational processes, enhanced infrastructure, and current and future financing arrangements have been carefully designed, it may nevertheless encounter difficulties in the process that may lead to operating inefficiencies, including delays in implementation, dissatisfaction amongst its client base, disruption in the infrastructure that supports the business, inadequate liquidity and financial loss.

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

Financial instruments sold, not yet purchased, at fair value represent obligations to purchase such securities (or underlying securities) at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Knight Fixed Income

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

In the third quarters of 2009 and 2010, Knight Fixed Income achieved its first and second year performance targets which entitled the sellers to receive $33.3 million each year of the aforementioned earn-out in the form of unregistered Knight common stock. The Company recorded $33.3 million related to these earn-outs for each year as an increase in Goodwill and Additional paid-in-capital on the Consolidated Statements of Financial Condition.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$75.2
Year 1 earn-out	33.3
Year 2 earn-out	33.3
Adjustment for working capital	(0.7)

Adjusted purchase price	141.1
Acquisition costs	0.8

Purchase of business	$141.9

Cash	$1.3
Goodwill	114.3
Intangible assets	26.2
Other assets	5.5
Accrued expenses and other liabilities	(5.3)

Purchase of business	$141.9

Totals may not add due to rounding.

Urban

On July 1, 2010, the Company completed the acquisition of Urban for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earn out based on future performance valued at $4.0 million. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $24.3 million. All of the goodwill from this transaction is expected to be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$24.0
Adjustment for working capital	4.4

Purchase of business	$28.4

Cash	$4.6
Goodwill	17.8
Intangible assets	6.5
Other assets	6.1
Accrued expenses and other liabilities	(6.5)

Purchase of business	$28.4

Totals may not add due to rounding.

Astor

On October 1, 2010, the Company completed the acquisition of Astor for $18.0 million, comprising $10.8 million in cash and approximately 579,000 shares of unregistered Knight common stock valued at $7.2 million. Goodwill and intangible assets recognized upon the closing of the transaction

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

amounted to $17.8 million. All of the goodwill from this transaction is expected to be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$18.0

Cash	$0.1
Goodwill	12.1
Intangible assets	5.7
Other assets	0.4
Accrued expenses and other liabilities	(0.2)

Purchase of business	$18.0

Totals may not add due to rounding.

Kellogg

On December 31, 2010, the Company acquired the DMM and LMM business units of Kellogg for $22.5 million in cash. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $22.1 million. All of the goodwill from this transaction is expected to be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$22.5

Goodwill	9.0
Intangible assets	13.1
Other assets	0.4

Purchase of business	$22.5

Totals may not add due to rounding.

21.    Business Segments

Effective the fourth quarter of 2009, the Company separated the former Global Markets segment into two operating segments: i) Equities and ii) FICC. This breakout is consistent with the organizational structure of the business. As a result of this change in segment reporting, the Company now has three operating segments within its continuing operations: Equities, FICC and Corporate. Effective March 31, 2009, Deephaven was classified as a discontinued operation. The Equities segment includes market-making and institutional sales and trading in global equities, ETFs options and futures. In the course of market-making and trading, Equities provides capital facilitation and a range of complementary services, including research and commission management. The Equities segment also provides equity capital markets and asset management services. The FICC segment includes research, sales and trading in global fixed income, as well as electronic trading in fixed income and foreign exchange. Fixed income research publishes reports across several sectors in the Americas and the emerging markets evaluating corporate credit risks, interest rate risk and individual issuers. FICC also provides debt capital markets services and originates home equity conversion mortgages, commonly referred to as reverse mortgages. The Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in millions):

	Equities	FICC	Corporate	Consolidated Total
For the year ended December 31, 2010:
Revenues(3)	$902.5	$249.1	$(2.5)	$1,149.1
Pre-tax earnings(1)	229.1	(6.2)	(72.9)	150.0
Total assets(2)	3,905.6	566.7	194.3	4,666.5
For the year ended December 31, 2009:
Revenues	$891.0	$266.7	$4.7	$1,162.4
Pre-tax earnings	227.3	47.8	(42.3)	232.8
Total assets(2)	2,502.2	300.3	197.5	3,000.0
For the year ended December 31, 2008:
Revenues	$851.5	$79.3	$8.1	$938.9
Pre-tax earnings	346.4	12.3	(25.1)	333.6
Total assets(2)	1,630.2	233.1	77.3	1,940.6

Totals may not add due to roundings.

(1)	Included in Pre-tax earnings for the year ended December 31, 2010 is a Restructuring charge of $16.7 million which is composed of $3.1 million for Equities, $12.9 million for FICC and $0.7 million for Corporate.

(2)	Total assets do not include Assets within discontinued operations of $3.7 million, $14.0 million and $84.9 million at December 31, 2010, 2009 and 2008, respectively.

(3)	Included in FICC revenues for the year ended December 31, 2010 are fees of $2.9 million resulting from the Company acting as joint lead manager in its Note offering (see Footnote 9 “Long-Term Debt & Credit Facility”). An offsetting elimination is included in Corporate revenues to eliminate this fee for consolidation purposes.

Totals may not add due to rounding.

The Company operates in the U.S. and internationally, primarily in Europe and Asia. The following table presents Revenues by geographic area.

	U.S.	International	Consolidated Total
For the year ended December 31, 2010:
Revenues	$1,019.7	$129.3	$1,149.1
For the year ended December 31, 2009:
Revenues	$1,052.1	$110.4	$1,162.4
For the year ended December 31, 2008:
Revenues	$877.9	$61.0	$938.9

Totals may not add due to roundings.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

22.    Condensed Financial Statements of Knight Capital Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

Knight Capital Group, Inc. (parent only)

	December 31, 2010	December 31, 2009
	(in thousands)
Assets
Cash and cash equivalents	$143,240	$157,963
Financial instruments owned not yet sold, at fair value	41,798	3,498
Investments in subsidiaries, equity method	1,429,906	1,125,909
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	310	411
Investments	35,370	77,286
Intangible asset, less accumulated amortization	14,485	15,520
Other assets	95,944	70,081

Total assets	$1,761,053	$1,450,668

Liabilities and Stockholders’ Equity
Liabilities
Financial instruments sold, not yet purchased, at fair value	$33,903	$—
Accrued compensation expense	28,828	62,975
Payable to subsidiaries	10,150	29,017
Accrued expenses and other liabilities	16,875	5,174
Credit facility	—	140,000
Long term debt	311,060	—

Total liabilities	400,816	237,166
Total stockholders’ equity	1,360,237	1,213,502

Total liabilities and stockholders’ equity	$1,761,053	$1,450,668

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Statements of Operations

Knight Capital Group, Inc. (parent only)

	For the years ended December 31,
	2010	2009	2008
	(in thousands)
Revenues
Corporate management fees	$—	$9,333	$28,000
Investment income and other, net	(9,163)	(3,168)	(40,092)

Total revenues	(9,163)	6,165	(12,092)

Expenses
Employee compensation and benefits	27,799	34,591	21,599
Professional fees	7,536	6,382	8,333
Business development	2,802	2,175	849
Interest	20,476	3,198	5,008
Other	8,029	6,263	5,010

Total expenses	66,642	52,609	40,799

Loss before income taxes and equity in earnings of subsidiaries	(75,805)	(46,444)	(52,891)
Income tax benefit	(30,342)	(19,507)	(14,233)

Loss before equity in earnings of subsidiaries	(45,463)	(26,937)	(38,658)
Equity in earnings of subsidiaries	137,101	144,039	216,569

Net income	$91,638	$117,102	$177,911

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Statements of Cash Flows

Knight Capital Group, Inc. (parent only)

	For the years ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$91,638	$117,102	$177,911
Adjustments to reconcile income from continuing operations, net of tax to net cash (used in) provided by operating activities
Equity in earnings of subsidiaries	(137,101)	(144,039)	(216,569)
Stock-based compensation	12,099	16,963	5,310
Depreciation and amortization	2,170	178	651
Debt discount accretion and other debt related expenses	11,453	—	—
Unrealized loss on investments	12,348	8,394	41,483
Realized gain on investments	—	—	(1,547)
(Increase) decrease in operating assets
Financial instruments owned, at fair value	(4,397)	3,223	(321)
Other assets	(19,427)	(69,598)	(32,185)
Increase (decrease) in operating liabilities
Payable to subsidiaries	(18,867)	(9,800)	(18,200)
Accrued compensation expense	(34,147)	5,556	35,709
Accrued expenses and other liabilities	11,507	(22,716)	(6,235)

Net cash used in operating activities	(72,724)	(94,737)	(13,993)

Cash flows from investing activities
Distributions from investments	37,558	64,303	99,660
Purchases of investments	(7,997)	(7,787)	(13,442)
Purchases of fixed assets and leasehold improvements	(1,035)	(53)	(562)
Dividends received from subsidiaries	118,085	265,180	123,503
Capital contributions to subsidiaries	(196,602)	(115,545)	(122,554)

Net cash (used in) provided by investing activities	(49,991)	206,098	86,605

Cash flows from financing activities
Repayment of credit facility	(140,000)	—	—
Proceeds from credit facility	—	—	70,000
Proceeds from issuance of cash convertible notes	363,808	—	—
Purchase of call options	(73,750)	—	—
Proceeds from issuance of warrants	15,000	—	—
Stock options exercised	5,784	11,021	10,360
Income tax (provision) benefit related to stock-based compensation	(2,760)	4,374	6,117
Cost of common stock repurchased	(60,090)	(33,412)	(138,229)

Net cash provided by (used in) financing activities	107,992	(18,017)	(51,752)

(Decrease) increase in cash and cash equivalents	(14,723)	93,344	20,860
Cash and cash equivalents at beginning of period	157,963	64,619	43,759

Cash and cash equivalents at end of period	$143,240	$157,963	$64,619

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,648	$3,198	$5,008

Cash paid for income taxes	$59,384	$87,463	$112,749

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

B.    Corporate management fees

Corporate management fees allocated by the Parent Company to its subsidiaries were based on direct usage, headcount, or a percentage of net capital depending on the source or nature of the expense in 2008 and 2009. This overhead allocation was terminated in April 2009 and replaced with direct allocations of corporate employees time spent on company activities. The net benefits of these allocations are included as a reduction of Employee compensation and benefits on the Statements of Operations.

C.    Income taxes

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

(b) Management’s Report on Internal Control Over Financial Reporting. See report included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Knight’s internal control over financial reporting.

Item 9B.	Other Information

None

PART I II—ITEMS 10, 11, 12, 13 and 14

The Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”

(c)    INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)		DESCRIPTION OF EXHIBITS
2.2		Asset Purchase Agreement, dated as of August 8, 2004, by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC. (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2004).

2.3		Amendment No. 1 to the Asset Purchase Agreement by and among Citigroup Financial Products Inc. and KFP Holdings I LLC, Knight Financial Products LLC and Knight Execution Partners LLC dated December 9, 2004. (Incorporated herein by reference to Exhibit 2.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), December 15, 2004).

3.1		Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000).

3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Knight Trading Group, Inc., dated May 12, 2005 (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) filed with the SEC on March 2, 2009).

3.3		Amended and Restated By-Laws of the Registrant dated January 19, 2005. (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated March 15, 2005).

4.1		Indenture, dated as of March 19, 2010, among Knight Capital Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Exhibit 4.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.1		License Agreement between Automated Securities Clearance, Ltd. and Knight Securities, L.P., dated April 5th, 1995. (Incorporated herein by reference to Exhibit 10.8 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.2	*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.3	*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)		DESCRIPTION OF EXHIBITS
10.4		Clearing Agreement between Knight Securities, L.P. and Broadcort Capital Corp. (the “Knight Clearing Agreement”), dated September 28, 1999. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999).

10.5		Amendment to the Knight Clearing Agreement, dated October 18, 1999. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended September 30, 1999).

10.6		Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002).

10.7		Form of Indemnification Contract entered into by members of the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.8	*	Amended and Restated 2003 Equity Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.9		U.S. Securities and Exchange Commission Order. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.10		NASD Letter of Acceptance, Waiver and Consent. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.11	*	Form of Non-Qualified Stock Option Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.12	*	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.13	*	Form of Non-Qualified Stock Option Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.14	*	Form of Restricted Stock Award Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)		DESCRIPTION OF EXHIBITS
10.15	*	2006 Equity Incentive Plan of the Registrant. (Incorporated herein by reference from Exhibit A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 5, 2006).

10.16		Credit Agreement among Knight Capital Group, Inc., as Borrower, The Several Lenders from Time to Time Party Hereto, TD Banknorth, N.A and Wachovia Bank, National Association as Co-Syndication Agents, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated October 3, 2007. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated October 9, 2007).

10.17		Limited Liability Company Agreement of Deephaven Capital Management Holdings LLC among Knight Capital Group, Inc., KFP Holdings I LLC, Deephaven Managing Partners, LLC, Colin Smith, Shailesh Vasundhra and Matthew Nunn, dated February 1, 2008. (Incorporated herein by reference to Exhibit 1.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated February 7, 2008)).

10.18	*	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.20 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated February 29, 2008).

10.19	*	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.21 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), dated February 29, 2008).

10.20	*	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan and 2006 Equity Incentive Plan, with deferral feature. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2008).

10.21	*	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan and 2006 Equity Incentive Plan, without deferral feature. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2008).

10.22	*	Performance Restricted Stock Unit Agreement with Thomas M. Joyce, dated December 31, 2008, under the 2006 Equity Incentive Plan ((Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), filed with the SEC on March 2, 2009).

10.23	*	Amended and Employment Letter Agreement, dated as of March 31, 2009, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended March 31, 2009).

10.24	*	Amended and Restated 2009 Inducement Award Plan of the Registrant, effective December 22, 2009 (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) filed with the SEC on February 24, 2010).

10.25	*	Form of Restricted Stock Award Agreement under the Amended and Restated 2009 Inducement Award Plan (Incorporated herein by reference to Exhibit 10.26 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) filed with the SEC on February 24, 2010).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)		DESCRIPTION OF EXHIBITS
10.26	*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2009 Inducement Award Plan (Incorporated herein by reference to Exhibit 10.27 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) filed with the SEC on February 24, 2010).

10.27	*	Employment Agreement, dated as of May 5, 2008, between Gary Katcher and Knight Libertas Holdings LLC (formerly known as Libertas Holdings LLC) (Incorporated herein by reference to Exhibit 10.28 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) filed with the SEC on February 24, 2010).

10.28	*	Amendment No. 1 to Employment Agreement between Gary Katcher and Knight Libertas Holdings LLC (formerly known as Libertas Holdings LLC), effective as of December 31, 2009 (Incorporated herein by reference to Exhibit 10.29 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) filed with the SEC on February 24, 2010).

10.29		Base Call Option Transaction Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and JP Morgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.1(a) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.30		Base Call Option Transaction Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.1(b) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.31		Base Warrants Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and JP Morgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.2(a) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.32		Base Warrants Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.2(b) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.33		Amendment to Base Call Option Transaction Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and JP Morgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.1(c) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.34		Amendment to Base Call Option Transaction Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.1(d) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.35		Additional Warrants Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.2(c) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.36	*	2010 Equity Incentive Plan of the Registrant (Incorporated herein by reference from Exhibit B to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 7, 2010).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.37*	Separation Agreement with Gary Katcher, dated July 30, 2010 (Incorporated herein by reference to Exhibit 10.5 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2010).

10.38**	Knight Capital Group, Inc. Key Employee Voluntary Deferred Compensation Plan, dated November 12, 2010.

10.39**	Revised Form of Restricted Stock Unit Agreement for Annual Award Grants under the 2010 Equity Incentive Plan.

10.40**	Revised Form of Restricted Stock Agreement for Annual Award Grants under the 2010 Equity Incentive Plan.

10.41**	Revised Form of Restricted Stock Unit Agreement for Sign-On and Retention Award Grants under the 2010 Equity Incentive Plan.

10.42**	Revised Form of Restricted Stock Agreement for Sign-On and Retention Award Grants under the 2010 Equity Incentive Plan.

10.43**	Revised Form of Non-Qualified Stock Option Agreement for All Award Grants under the 2010 Equity Incentive Plan.

10.44**	Restricted Stock Unit Agreement with Steven J. Sadoff, dated January 31, 2011, under the 2010 Equity Incentive Plan.

21.1**	Subsidiaries of the Registrant as of December 31, 2010.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 1st day of March 2011.

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

Name	Title	Date

/s/ THOMAS M. JOYCE Thomas M. Joyce	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ STEVEN BISGAY Steven Bisgay	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011

/s/ WILLIAM L. BOLSTER William L. Bolster	Director	March 1, 2011

/s/ JAMES W. LEWIS James W. Lewis	Director	March 1, 2011

/s/ THOMAS C. LOCKBURNER Thomas C. Lockburner	Director	March 1, 2011

/s/ JAMES T. MILDE James T. Milde	Director	March 1, 2011

/s/ CHRISTOPHER C. QUICK Christopher C. Quick	Director	March 1, 2011

/s/ LAURIE M. SHAHON Laurie M. Shahon	Director	March 1, 2011