Form 10-Q
period 2011-03-31
KNIGHT CAPITAL GROUP, INC.
filed 2011-05-10
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 5, 2011 the number of shares outstanding of the Registrant’s Class A Common Stock was 100,363,431 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$182,525	$159,513
Net trading revenue	151,788	124,964
Interest, net	3,101	624
Investment income (loss) and other, net	2,360	(862)

Total revenues	339,774	284,239

Expenses
Employee compensation and benefits	148,963	138,350
Execution and clearance fees	53,449	42,462
Communications and data processing	20,723	16,058
Payments for order flow	20,709	11,025
Depreciation and amortization	13,209	9,235
Interest	9,880	2,474
Occupancy and equipment rentals	7,354	6,341
Professional fees	4,354	4,753
Business development	3,711	4,228
Lease loss accrual	945	-
Other	6,394	3,355

Total expenses	289,691	238,281

Income from continuing operations before income taxes	50,083	45,958
Income tax expense	19,451	17,840

Income from continuing operations, net of tax	30,632	28,118
Loss from discontinued operations, net of tax	(141)	(306)

Net income	$30,491	$27,812

Basic earnings per share from continuing operations	$0.33	$0.31

Diluted earnings per share from continuing operations	$0.33	$0.30

Basic earnings per share	$0.33	$0.31

Diluted earnings per share	$0.33	$0.30

Shares used in computation of basic earnings per share	91,897	89,463

Shares used in computation of diluted earnings per share	93,668	93,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash and cash equivalents	$354,909	$375,569
Financial instruments owned, at fair value, including securities pledged of $1,048,708 at March 31, 2011 and $812,379 at December 31, 2010	2,226,905	1,603,139
Collateralized agreements:
Securities borrowed	1,565,865	1,361,010
Receivable from brokers, dealers and clearing organizations	776,242	476,159
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	120,691	117,601
Investments	95,993	81,331
Goodwill	338,843	338,743
Intangible assets, less accumulated amortization	105,734	109,784
Other assets	197,267	206,875

Total assets	$5,782,449	$4,670,211

LIABILITIES & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value	$1,667,869	$1,311,324
Collateralized financings:
Securities loaned	528,370	527,945
Financial instruments sold under agreements to repurchase	729,951	485,184
Other secured financings	24,145	35,583
Payable to brokers, dealers and clearing organizations	762,783	337,430
Accrued compensation expense	94,440	186,451
Accrued expenses and other liabilities	263,266	114,376
Long-term debt	314,213	311,060

Total liabilities	4,385,037	3,309,353

Equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock
Shares authorized: 500,000 at March 31, 2011 and at December 31, 2010; Shares issued: 166,161 at March 31, 2011 and 162,818 at December 31, 2010;
Shares outstanding: 100,196 at March 31, 2011 and 97,736 at December 31, 2010	1,662	1,628
Additional paid-in capital	825,919	807,287
Retained earnings	1,347,953	1,317,462
Treasury stock, at cost; 65,965 at March 31, 2011 and 65,082 shares at December 31, 2010	(778,183)	(765,875)
Accumulated other comprehensive loss	(560)	(265)

Total Knight Capital Group, Inc. stockholders’ equity	1,396,791	1,360,237
Noncontrolling interests	621	621

Total equity	1,397,412	1,360,858

Total liabilities and equity	$5,782,449	$4,670,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$30,491	$27,812
Loss from discontinued operations, net of tax	(141)	(306)

Income from continuing operations, net of tax	30,632	28,118
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by (used in) operating activities
Stock-based compensation	15,259	14,133
Depreciation and amortization	13,209	9,235
Debt discount accretion and other debt related expenses	3,578	851
Lease loss accrual	945	-
Deferred rent	33	754
Unrealized (gain) loss on investments	(2,053)	596
Operating activities from discontinued operations	(182)	162
(Increase) decrease in operating assets
Financial instruments owned, at fair value	(631,859)	(57,707)
Securities borrowed	(204,855)	(549,383)
Receivable from brokers, dealers and clearing organizations	(300,084)	8,181
Other assets	9,002	26,470
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	364,638	257,874
Securities loaned	425	139,982
Financial instruments sold under agreements to repurchase	244,767	-
Other secured financings	(11,438)	-
Payable to brokers and dealers	425,353	133,838
Accrued compensation expense	(88,985)	(125,685)
Accrued expenses and other liabilities	148,035	33,847

Net cash provided by (used in) operating activities	16,420	(78,734)

Cash flows from investing activities
Distributions from investments	2,140	34,815
Purchases of investments	(14,706)	(1,695)
Purchases of fixed assets and leasehold improvements	(12,349)	(9,434)
Purchase of noncontrolling interest	-	(1,000)
Investing activities from discontinued operations	-	(1,000)

Net cash (used in) provided by investing activities	(24,915)	21,686

Cash flows from financing activities
Repayment of credit facility	-	(140,000)
Proceeds from issuance of cash convertible notes	-	363,808
Purchase of call options	-	(73,750)
Proceeds from issuance of warrants	-	15,000
Stock options exercised	380	433
Income tax benefit related to stock-based compensation	58	102
Cost of common stock repurchased	(12,308)	(18,152)

Net cash (used in) provided by financing activities	(11,870)	147,441

Effect of exchange rate changes on cash and cash equivalents	(295)	(4,338)

(Decrease) increase in cash and cash equivalents	(20,660)	86,055
Cash and cash equivalents at beginning of period	375,569	427,106

Cash and cash equivalents at end of period	$354,909	$513,161

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,880	$2,474

Cash paid for income taxes	$1,116	$15,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, “Knight” or the “Company”) is a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms, and corporations. The Company seeks to continually apply its expertise and innovation to the market-making and trading process to build lasting client relationships through consistent performance and superior client service. The Company has three operating segments, (i) Equities, (ii) Fixed Income, Currencies and Commodities (“FICC”) and (iii) Corporate. As of March 31, 2011, the Company’s operating segments comprised the following:

Equities

The Equities segment includes global market-making and institutional sales and trading in equities, exchange traded funds (“ETFs”), options and futures. In the course of market-making and trading, the Company provides capital facilitation and a range of complementary services, including research and commission management to a wide range of clients. The Equities segment also provides equity capital market and asset management services.

Global market-making includes the Company’s electronic market-making activities in which the Company operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market: the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities and NYSE Arca listed securities: the OTC Bulletin Board: and the Pink OTC Markets. In this role, the Company provides trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. Effective January 2011, the Company provides trade executions as an equities Designated Market Maker (“DMM”) and ETF Lead Market Maker (“LMM”) on the NYSE, NYSE Amex and NYSE Arca. Global market-making also includes the Company’s option market-making business which has expanded trading onto several electronic exchanges.

Equities sales and trading includes services provided by the Company’s global sales and trading team, and electronic trading products and services. These products and services include global equities, ETFs, options and futures trade execution solutions, block trading, program trading, special situations/risk arbitrage, research, soft dollar and commission recapture programs, corporate access services, direct market access through Knight Direct®, EdgeTrade algorithms and internal crossing through the Knight Match® product.

The Company’s asset management business, Astor, provides asset management services primarily to retail investors employing a portfolio management approach to investing involving modeling economic data and utilizing low cost ETFs to capitalize on cyclical changes.

The Company currently self-clears substantially all of its domestic equities business using a proprietary platform.

FICC

The FICC segment includes research, sales and trading in global fixed income, as well as electronic trading in fixed income and foreign exchange. The FICC segment also provides debt capital markets services.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The FICC segment provides buy-side firms with research, sales and trading across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, federal agency securities, hybrid securities, syndicated bank loans and emerging markets. FICC, through its Knight Fixed Income business, publishes reports across several sectors in the Americas, United Kingdom, Hong Kong and emerging markets evaluating corporate risk, interest rate risk and individual issuers.

FICC, through the Urban business, also originates direct and brokered home equity conversion mortgages (“HECMs”), commonly referred to as reverse mortgages, insured by the Federal Housing Administration (“FHA”). In February 2011, Urban received Government National Mortgage Association (“GNMA”) issuance authority for the securitization of HECMs and began issuing HECM Mortgage Backed Securities (“HMBS”) in March 2011.

Through the Knight BondPoint platform, the Company provides electronic fixed income trading solutions to sell-side firms. Knight BondPoint operates a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable offerings. Knight BondPoint also provides a front-end application for brokers and advisors as well as a trading application for traders.

Through the Hotspot FX platform, the Company provides electronic foreign exchange trading solutions to buy-side firms through a foreign exchange ECN that provides clients with access to live, executable prices for over 50 currency pairs as well as spot gold and silver streamed by market maker banks and other clients. The Hotspot FX platform offers clients several access options including direct high-speed connectivity and a front-end application.

Corporate

The Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. Corporate overhead expenses consist of compensation for senior executives and other employees of the corporate holding company, interest expense on long-term debt, legal and other professional fees relating to corporate matters, as well as directors’ fees and directors’ and officers’ insurance.

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

Basis of consolidation and form of presentation

The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Interim period operating results may not be indicative of the operating results for a full year.

Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current period presentation. Such reclassifications had no effect on previously reported Net income.

The Company consolidates all of its wholly-owned subsidiaries as well as any investment in which it is considered to be the primary beneficiary of a variable interest entity (“VIE”). The Company performs a qualitative assessment to determine if a VIE should be consolidated. The primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As of March 31, 2011 and December 31, 2010, the Company was not considered to be a primary beneficiary of any VIE.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

	For the three months ended March 31,
	2011	2010
Interest Income	$6.6	$2.4
Interest Expense	(3.5)	(1.8)

Interest, net	$3.1	$0.6

Totals may not add due to rounding.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market-making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in millions):

	For the three months ended March 31,
	2011	2010
Dividend Income	$4.6	$6.5

Dividend Expense	$(4.8)	$(5.0)

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities and options to the Company. Also included in Payments for order flow are fees paid to third party brokers with respect to Urban wholesale loan production.

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

•

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the securities settlement process and require the Company to deposit cash or other collateral with the lender. Securities loaned transactions help finance the Company’s securities inventory whereby the Company lends stock to a counterparty in exchange for the receipt of cash or other collateral from the borrower. In these transactions, the Company receives or lends cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, with additional collateral obtained or refunded as necessary.

•

Financial instruments sold under agreements to repurchase are used to finance inventories of securities and other financial instruments and are recorded at their contractual amount. The Company has entered into bilateral and tri-party repurchase agreements which bear interest at negotiated rates. The Company receives cash and makes delivery of financial instruments to a custodian who monitors the market value of these instruments on a daily basis. The market value of the instruments delivered must be equal to or in excess of the principal amount loaned under the repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate.

•

Other secured financings are additional contractual agreements used to finance financial instruments and other assets and are recorded at their contractual amount. These agreements are short-term with durations of typically less than a month and bear interest at negotiated rates. The Company receives cash and pledges financial instruments or other assets to banks as collateral for these secured financing arrangements. The market value of the collateral delivered must be in excess of the principal amount loaned plus the agreed upon margin requirement under the secured financings. The banks may request additional collateral, if appropriate.

The Company’s collateralized agreements and financings are recorded at amounts that approximate fair value. These items are not materially sensitive to shifts in interest rates because they are short-term in nature and are fully collateralized.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Investments

Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests and debt instruments held by the Company within its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used where the Company is considered to exert significant influence on the investee. Strategic investments are held at cost, less impairment if any, when the Company is not considered to exert significant influence on operating and financial policies of the investee. Deferred compensation investments primarily consist of mutual funds, which are accounted for at fair value.

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

Securitization activities

During the first quarter of 2011, the Company began securitizing HECMs under its GNMA issuance authority. Securitization and transfer of financial assets are generally accounted for as sales when the Company has relinquished control over the transferred assets. When a transfer of assets does not meet the GAAP criteria of a sale, the HECMs continue to be recognized in Financial instruments owned at fair value, and the Company recognizes a corresponding liability in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The Company has elected to record such liability at fair value.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Foreign currency translation and foreign currency forward contracts

The Company’s U.K. subsidiary utilizes the Pound Sterling as its functional currency while the Company’s Hong Kong subsidiary utilizes the Hong Kong dollar as its functional currency. For all other entities, the Company’s functional currency is the U.S. dollar.

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Gains or losses resulting from foreign currency transactions are included in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2011 and 2010, a loss of $0.1 million and $0.4 million, respectively, was recorded in Investment income (loss) and other, net on the Consolidated Statements of Operations, and a loss of $0.3 million and $4.3 million, respectively, was recorded as other comprehensive loss.

The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses the risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The ineffectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, the gains or losses, to the extent effective, are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and the ineffective portion, if any, is recorded in Investment income (loss) and other, net on the Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Lease loss accrual

The Company’s policy is to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sub-lease income. In determining the accrual, the Company’s policy is to accrue future costs related to excess capacity using a discounted cash flow analysis.

In the event the Company is able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that the Company concludes that previously determined excess real estate is needed for the Company’s use, such lease loss accrual is adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Lease loss accrual on the Consolidated Statements of Operations.

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

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$1,658.4	$-	$-	$1,658.4
U.S. government obligations	3.1	-	-	3.1
Corporate debt	38.3	-	-	38.3
Mortgage-backed securities	-	48.4	-	48.4
Listed equity options	122.8	-	-	122.8
Loan inventory	-	201.4	-	201.4
Securitized loan inventory (2)	-	128.4	-	128.4
Purchased call options	-	25.8	-	25.8
Foreign currency forward contracts	-	0.3	-	0.3

Total Financial instruments owned, at fair value	1,822.6	404.3	-	2,226.9
Deferred compensation investments (3)	-	18.8	-	18.8
Investment in Deephaven Funds (3)	-	2.7	-	2.7

Total fair value of financial instrument assets	$1,822.6	$425.8	$-	$2,248.4

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,401.8	$-	$-	$1,401.8
U.S. government obligations	34.5	-	-	34.5
Listed equity options	118.2	-	-	118.2
Corporate debt	75.1	-	-	75.1
Embedded conversion derivative	-	25.8	-	25.8
Total return swap	-	12.4	-	12.4

Total Financial instruments sold, not yet purchased, at fair value	1,629.7	38.2	-	1,667.9
Liability to the GNMA trust (2)	-	128.4	-	128.4

Total fair value of financial instrument liabilities	$1,629.7	$166.6	$-	$1,796.3

(1)	Equities of $475.5 million have been netted by their respective long and short positions by CUSIP number.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(2)	Represents HECMs that have been securitized into HMBS where the securitization is not accounted for as a sale of the underlying HECMs. The liability to the GNMA trust is recorded in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. See Securitized loan inventory below for full description.
(3)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $2.5 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,299.1	$-	$-	$1,299.1
U.S. government obligations	3.8	-	-	3.8
Corporate debt	11.1	-	-	11.1
Mortgage-backed securities	22.8	39.6	-	62.4
Listed equity options	41.8	-	-	41.8
Loans inventory	-	146.5	-	146.5
Purchased call options	-	33.9	-	33.9
Foreign currency forward contracts	-	4.6	-	4.6

Total Financial instruments owned, at fair value	1,378.6	224.6	-	1,603.1
Deferred compensation investments(2)	-	17.3	-	17.3
Investment in Deephaven Funds(2)	-	3.6	-	3.6

Total fair value of financial instrument assets	$1,378.6	$245.5	$-	$1,624.1

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,164.7	$-	$-	$1,164.7
U.S. government obligations	54.4	-	-	54.4
Listed equity options	40.6	-	-	40.6
Corporate debt	6.3	-	-	6.3
Embedded conversion derivative	-	33.9	-	33.9
Total return swap	-	11.5	-	11.5

Total fair value of financial instrument liabilities	$1,266.0	$45.4	$-	$1,311.3

(1)	Equities of $293.7 million have been netted by their respective long and short positions by CUSIP number.
(2)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $2.7 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

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

As of March 31, 2011 and December 31, 2010, the Company’s loan inventory, securitized loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to its long-term debt (see Footnote 8 “Long-Term Debt), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. As of March 31, 2011 and December 31, 2010, the Company did not hold any financial instruments that met the definition of Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets:

Loan inventory

The Company’s loan inventory primarily comprises newly-issued HECMS that it has originated or purchased and for which the Company has elected to account for at fair value. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS.

Securitized loan inventory

Securitized loan inventory comprises HECMs that the Company has securitized into HMBS. The Company has recorded the securitized loans, and an offsetting liability to the GNMA trust, in Financial instruments owned, at fair value and Accrued expenses and other liabilities, respectively on its Consolidated Statement of Financial Condition at March 31, 2011. As of March 31, 2011 all of the HMBS created by the Company has been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS.

Foreign currency forward contracts

At March 31, 2011 and December 31, 2010, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds, which was used to hedge the Company’s investment in its U.K. subsidiary. The fair value of the contract was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Mortgage-backed securities

The Company’s mortgage-backed securities that are not actively traded are priced based upon dealer quotations, prices observed from recently executed transactions and cash flow models that incorporate LIBOR forward interest rates, weighted average coupon, weighted average loan age, loan to value and other observable inputs.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Fair Value of derivative instruments

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the effect of changes in fair value on the Consolidated Statements of Operations (in millions):

Asset Derivatives	Statements of Financial Condition Location	Fair Value as of
		March 31, 2011	December 31, 2010
Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$25.8	$33.9
Listed equity options (1)		122.8	41.8

		$148.6	$75.7

Derivative instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$0.3	$4.6

Liability Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$25.8	$33.9
Listed equity options(1)		118.2	40.6
Total return swap(2)		12.4	11.5

		$156.4	$86.0

(1)	As of March 31, 2011, the Company held 0.7 million long and short listed equity option contracts. As of December 31, 2010, the Company held 0.2 million long and 0.3 million short listed equity option contracts. The contracts are not subject to collateral requirements and are not netted.
(2)	The total return swap liability is offset by an equal asset which is included in Financial Instruments owned, at fair value on the Company’s Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Derivative instruments not designated as hedging instruments:	Financial Statements Location	Gain (Loss) Recognized For the three months ended March 31,
		2011	2010
Purchased call options	Investment income (loss) and other, net	$(8.1)	$5.2
Listed equity options	Net trading revenue	0.0	(0.2)
Embedded conversion derivative	Investment income (loss) and other, net	8.1	(5.2)
Total return swap(1)	Investment income (loss) and other, net	(0.9)	-

		$(0.9)	$(0.2)

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$(3.6)	$-

(1)	Loss on the total return swap is offset by an equal gain on the underlying position which is recorded in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations.
Totals	may not add due to rounding.

4.	Collateralized Transactions

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

As of March 31, 2011 the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.32 billion, of which $1.25 billion had been delivered or repledged (of which $266.6 million could be further repledged by the receiving counterparty).

As of December 31, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.13 billion, of which $1.09 billion had been delivered or repledged (of which $242.3 million could be further repledged by the receiving counterparty).

The Company also pledges assets that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Financial instruments pledged to counterparties that have the right to deliver or repledge them were $231.6 million and $269.1 million at March 31, 2011 and December 31, 2010, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition.

The Company enters into collateralized transactions in order to finance securities positions and loan inventory. Under these transactions, the Company pledges certain financial instruments owned to

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

collateralize repurchase agreements and other secured financings. Financial instruments owned and pledged to counterparties that do not have the right to sell or repledge such financial instruments consisted of equity securities and loans with a fair value of $817.1 million and $543.3 million as of March 31, 2011 and December 31, 2010, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition. Repurchase agreements and other secured financings are short-term and mature within one year.

5.	Receivable from and Payable to brokers, dealers and clearing organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in millions):

	March 31, 2011	December 31, 2010
Receivable:
Clearing organizations and other	$529.5	$373.6
Securities failed to deliver	246.7	102.5

	$776.2	$476.2

Payable:
Clearing organizations and other	$657.4	$296.8
Securities failed to receive	105.4	40.6

	$762.8	$337.4

Totals	may not add due to rounding.

6.	Investments

Investments include strategic investments, deferred compensation investments related to employee and director deferred compensation plans and investment in Deephaven Funds. Investments consist of the following (in millions):

	March 31, 2011	December 31, 2010
Strategic investments:
Investments accounted for under the equity method	$74.2	$60.2
Common stock of private companies representing less than 20% equity ownership held at adjusted cost	0.3	0.3

Total Strategic investments	74.5	60.4
Deferred compensation investments	18.8	17.3
Investment in Deephaven Funds	2.7	3.6

Total Investments	$96.0	$81.3

Totals	may not add due to rounding.

Included in the investments accounted for under the equity method at March 31, 2011 and December 31, 2010 is an equity investment in Direct Edge of $47.4 million and $46.0 million, respectively. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of strategic investments.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with an indefinite useful life are tested for impairment annually or when an event occurs or circumstances change that signifies the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2010, the Company tested for the impairment of goodwill and concluded that there was no impairment.

Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the three months ended March 31, 2011 or March 31, 2010 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

The following table summarizes the Company’s Goodwill and Intangible assets, net of accumulated amortization, as of March 31, 2011 and December 31, 2010 (in millions):

Goodwill	March 31, 2011	December 31, 2010
Equities
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	43.8	43.8
Purchase of EdgeTrade business	51.7	51.7
Purchase of Astor business	12.1	12.1
Purchase of Kellogg DMM & LMM business units	9.1	9.0

Total	135.8	135.7

FICC
Purchase of Hotspot business	55.7	55.7
Purchase of ValuBond business	14.2	14.2
Purchase of Libertas business	114.3	114.3
Purchase of Urban business	17.8	17.8

Total	202.0	202.0

Corporate
Other	1.0	1.0

Total	1.0	1.0

Consolidated Total	$338.8	$338.7

Intangible assets primarily represent client relationships and are amortized over their remaining useful lives, the majority of which have been determined to range from four to 24 years. The weighted average remaining life of the Company’s intangible assets at March 31, 2011 and December 31, 2010 is approximately 11 and 10 years, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes the Company’s amortization expense (in millions):

	For the three months ended March 31,
	2011	2010
Amortization Expense	$4.0	$2.6

As of March 31, 2011, the following table summarizes the Company’s estimated amortization expense for future periods (in millions):

Amortization expense
Nine months ending December 31, 2011	$11.7
Year ended December 31, 2012	15.3
Year ended December 31, 2013	12.7
Year ended December 31, 2014	10.4
Year ended December 31, 2015	8.2
Thereafter through December 31, 2030	44.9

$103.3

Total Intangible assets decreased by $4.1 million during the three months ended March 31, 2011 primarily due to amortization expense.

The following tables summarize the Company’s Intangible assets, net of accumulated amortization as of March 31, 2011 and December 31, 2010 by segment and type (in millions):

Intangible Assets	March 31, 2011	December 31, 2010
Equities
Customer and broker relationships	$20.4	$21.4
Trade names	3.4	3.5
Other	18.2	18.7

Total	42.0	43.6

FICC
Customer and broker relationships	39.2	40.8
Trade names	4.6	4.7
Other	5.8	6.3

Total	49.6	51.7

Corporate
Other	14.1	14.5

Total	14.1	14.5

Consolidated Total	$105.7	$109.8

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

		March 31, 2011	December 31, 2010
Customer and broker relationships(1)	Gross carrying amount	$95.1	$95.1
	Accumulated amortization	(35.4)	(32.8)

	Net carrying amount	59.7	62.2

Trade names(2)	Gross carrying amount	9.8	9.8
	Accumulated amortization	(1.8)	(1.7)

	Net carrying amount	8.0	8.1

Other(3)	Gross carrying amount	47.0	47.1
	Accumulated amortization	(8.9)	(7.7)

	Net carrying amount	38.1	39.4

Total	Gross carrying amount	151.9	152.0
	Accumulated amortization	(46.1)	(42.2)

	Net carrying amount	$105.7	$109.8

(1)	Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Libertas, Urban and Astor acquisitions. The weighted average remaining life is approximately 11 years as of March 31, 2011 and December 31, 2010. Lives may be reduced depending upon actual retention rates.
(2)	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Urban. The weighted average remaining life is approximately 13 years as of March 31, 2011 and December 31, 2010.
(3)	Other includes trading rights, technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately 11 and eight years as of March 31, 2011 and December 31, 2010, respectively.

Totals may not add due to rounding.

8.	Long-Term Debt

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

The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In connection with the issuance of the Notes, the Company recognized an original issue discount of $73.8 million which will be accreted to interest expense over the term of the Notes, resulting in an effective annual interest rate of the Notes of approximately 7.9%. The Notes, net of original issue discount are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition. As of March 31, 2011 the net balance was $314.2 million.

Prior to December 15, 2014, the Notes will be convertible into cash only upon specified events which are based upon the price of the Company’s common shares and of the Notes or upon the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

occurrence of specified corporate events. On or after December 15, 2014, the Notes will be convertible at any time, based on an initial conversion rate of 47.9185 shares of the Company’s Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $20.87 or a conversion premium of approximately 32.5% over the closing sale price of $15.75 per share of the Company’s Class A common stock on the Nasdaq Global Select Market on March 15, 2010. The conversion rate and conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon cash conversion, the Company will deliver an amount of cash calculated over the applicable observation period. The Company will not deliver its common stock (or any other securities) upon conversion under any circumstances. In addition, following certain corporate events that occur prior to the maturity date, the Company will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of the Notes upon a “fundamental change” at a price equal to 100% of the principal amount of the Notes being repurchased plus any accrued and unpaid interest.

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are expected generally to reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by the Company upon the cash conversion of the Notes under certain conditions. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of March 31, 2011, the fair value of the purchased call options was $25.8 million.

In connection with the sale of the Notes, the Company also entered into separate warrant transactions with the option counterparties whereby the Company sold to the option counterparties, for $15.0 million, warrants (the “warrants”) to purchase shares of the Company’s Class A common stock, subject to adjustments, at a strike price of $31.50 per share, which represents a premium of approximately 100% over the closing price of the Company’s Class A common stock on March 15, 2010. The warrants are net share settled, meaning that the Company will issue a number of shares per warrant having a value equal to the difference between the share price at each warrant expiration date and the strike price; however, at the discretion of the Company, the Company may elect to settle the warrants in cash. If the market price per share of the Company’s Class A common stock exceeds the strike price of the warrants over the warrants’ exercise period and the Company elects net share settlement, the warrants would have a dilutive effect on the Company’s Class A common stock. The warrants may not be exercised prior to the maturity of the Notes. The warrants have been recorded as Additional paid-in capital in the Consolidated Statements of Financial Condition. The warrants also meet the criteria of derivative instruments under GAAP; however, because the warrants are indexed to the Company’s Class A common stock and are recorded within Equity in the Consolidated Statements of Financial Condition, the warrants are exempt from the scope and fair value provisions of GAAP related to accounting for derivative instruments.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of March 31, 2011 the fair value of the embedded conversion derivative was $25.8 million.

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

The Company recorded expenses with respect to the Notes as follows (in millions):

	For the three months ended March 31,
	2011	2010
Interest expense	$6.4	$1.1
Amortization of debt issuance cost(1)	0.4	0.1

Total	$6.8	$1.2

(1)	Included in Other expense.

Concurrent with the Notes offering, the Company repaid the amounts outstanding under the $140.0 million credit agreement originally entered into on October 9, 2007. Approximately $0.5 million of interest expense relating to the credit agreement was recorded for the three months ended March 31, 2010.

9.	Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	For the three months ended March 31,
	2011	2010
Net Income	$30.5	$27.8
Other comprehensive loss:
Cumulative translation adjustment	(0.3)	(4.3)

Comprehensive income	$30.2	$23.5

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

10.	Stock-Based Compensation

The Knight Capital Group, Inc. 2010 Equity Incentive Plan (“2010 Plan”) was established to provide long-term incentive compensation to employees and directors of the Company. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, stock appreciation rights, restricted stock and restricted stock units (collectively, the “awards”), as defined by the 2010 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the 2010 Plan also limits the number of awards that may be granted to a single individual. The 2010 Plan replaced prior stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical stock plans. However, the terms and conditions of any outstanding equity grants under the historical stock plans were not affected. As of March 31, 2011, the Company has not issued any stock appreciation rights. In addition, the Company established the Knight Capital Group, Inc. 2009 Inducement Award Plan (“The Inducement Plan”) (along with the 2010 Plan, the “Stock Plans”) which is used under limited circumstances for equity grants to new hires.

Unvested awards granted before September 1, 2010 are canceled if employment is terminated before the end of the relevant vesting period. For annual incentive awards granted after September 1, 2010, full vesting is given where an employee has been terminated without cause by the Company. For all other awards granted after September 1, 2010 unvested awards are generally canceled if employment is terminated before the end of the relevant vesting period.

Restricted Shares and Restricted Stock Units

Eligible employees and directors may receive restricted shares and/or restricted stock units (collectively “restricted awards”) as a portion of their total compensation. The majority of restricted awards vest ratably over three years. During 2009, the Company established the Inducement Plan, and issued 197,000 restricted shares as inducement awards pursuant to this plan during the three months ended March 31, 2010. These shares were issued out of treasury and vest ratably over three years. The Company did not issue any awards pursuant to the Inducement Plan during the three months ended March 31, 2011. The Company has also issued restricted awards that vest based upon the market price of Knight’s common stock reaching a certain price for a specified period of time (“Market Shares”). There were no Market Shares granted in 2011 or 2010. The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Compensation expense relating to restricted awards, primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in millions):

	For the three months ended March 31,
	2011	2010
Stock award compensation expense	$14.7	$11.8

Income tax benefit	$5.9	$4.7

The following table summarizes restricted awards activity during the three months ended March 31, 2011 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2011	1,154.7	$16.60	6,329.1	$15.08
Granted	-	-	4,903.0	13.91
Vested	(563.0)	16.61	(1,471.4)	16.96
Forfeited	(14.5)	15.74	(1,582.3)	15.01

Outstanding at March 31, 2011	577.2	$16.61	8,178.4	$14.65

There is $87.8 million of unamortized compensation related to unvested restricted awards outstanding at March 31, 2011. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 2.2 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. The Company did not issue any options during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company granted 1.2 million options to employees. Based on the results of the model, the weighted-average fair value of the stock options granted during the three months ended March 31, 2010 was $4.93.

Compensation expense relating to stock options, all of which was recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in millions):

	For the three months ended March 31,
	2011	2010
Stock option compensation expense	$0.6	$1.1

Income tax benefit	$0.2	$0.5

The following table summarizes stock option activity during the three months ended March 31, 2011 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2011	3,739.9	$14.06
Granted at market value	-	-
Exercised	(36.7)	10.30
Forfeited or expired	(527.4)	16.95

Outstanding at March 31, 2011	3,175.8	$13.62

Exercisable at March 31, 2011	2,457.0	$12.95

Available for future grants at March 31, 2011*	9,013.8

Totals may not add due to rounding.

*	Represents both options and awards available for grant

There is $2.8 million of unrecognized compensation related to unvested stock options outstanding at March 31, 2011. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.8 years.

11.	Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended March 31,
	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	3.8%	4.2%
Nondeductible charges and other, net	0.0%	-0.4%

Actual income tax rate	38.8%	38.8%

At March 31, 2011, the Company did not have any unrecognized tax benefits.

As of March 31, 2011, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2009, and to non-U.S. income tax examinations for the tax years 2007 through 2009. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2009. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations, before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Interest expense and Interest, net, on the Consolidated Statements of Operations.

12.	Discontinued Operations

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

Losses from discontinued operations, net of tax are presented in the following table (in millions):

	For the three months ended March 31,
	2011	2010
Revenues	$0.1	$0.1

Pre-tax gain (loss) from discontinued operations	$0.1	$(0.2)
Income tax expense	(0.2)	(0.1)

Loss from discontinued operations, net of tax	$(0.1)	$(0.3)

Totals may not add due to rounding.

Loss from discontinued operations had no effect on the basic and diluted earnings per share for the three months ended March 31, 2011 and 2010.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Assets and liabilities related to discontinued operations which are recorded in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition are presented in the following table (in millions):

	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$1.1	$0.8
Deferred compensation and other assets	2.5	2.9

Total assets	$3.6	$3.7

Liabilities:
Accrued compensation expense	$2.4	$2.5
Accrued expenses and other liabilities	1.5	1.6

Total liabilities	$3.9	$4.1

Totals may not add due to rounding.

13.	Earnings Per Share

Basic earnings per common share (“EPS”) has been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised and restricted awards were to vest.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010 (in millions, except per share data):

	For the three months ended March 31,
	2011		2010
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$30.5	91.9	$27.8	89.5
Effect of dilutive stock based awards	-	1.8	-	4.0

Income and shares used in diluted calculations	$30.5	93.7	$27.8	93.5

Basic earnings per share		$0.33		$0.31

Diluted earnings per share		$0.33		$0.30

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 2.2 million and 2.0 million for the three months ended March 31, 2011 and 2010, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

14.	Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three months ended March 31, 2011 and 2010.

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $5.0 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

During the three months ended March 31, 2011, the Company recorded a lease loss accrual of $0.9 million related to excess office space in New York City.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of March 31, 2011, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Nine months ending December 31, 2011	$17.0	$0.9	$16.0	$62.5
Year ending December 31, 2012	23.6	1.4	22.3	19.5
Year ending December 31, 2013	22.0	1.4	20.7	-
Year ending December 31, 2014	21.0	1.4	19.6	-
Year ending December 31, 2015	20.2	1.4	18.8	-
Thereafter through August 31, 2023	117.1	3.0	114.1	-

	$220.9	$9.5	$211.4	$82.0

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of March 31, 2011, the Company has provided a letter of credit for $2.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

During the normal course of business, the Company may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.

The following tables summarize the Company’s futures contract activity (in millions):

Futures Contracts	Statements of Financial Condition Location	Fair Value of asset or (liability) as of
		March 31, 2011	December 31, 2010
Notional Value	Not Applicable	$43.9	$64.6

Fair Value	Payable to brokers, dealers and clearing organizations	$(0.9)	$(0.3)

	Statements of Operations Location	Gain (Loss) Recognized For the three months ended March 31,
Futures Contracts		2011	2010
Unrealized loss	Net trading revenue	$(0.9)	$(0.8)

16.	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market maker of equities and options, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker-dealers and institutional counterparties primarily located in the United States. The Company clears a portion of its securities transactions through third party clearing brokers. Foreign transactions are settled pursuant to global custody and clearing agreements with major U.S. banks. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers, broker-dealer and institutional counterparties. The Company’s policy is to monitor the credit standing of all counterparties with which it conducts business.

The Company self-clears substantially all of its U.S. equity securities transactions using an internally-developed platform. Self-clearing exposes the Company to operational risks, including business disruption, operational inefficiencies, liquidity, counterparty and financing risks and potentially increased expenses and lost revenue opportunities. While the clearing platform, operational processes, enhanced infrastructure, and current and future financing arrangements have been carefully designed, the Company may nevertheless encounter difficulties that may lead to operating inefficiencies, dissatisfaction amongst its client base, disruption in the infrastructure that supports the business, inadequate liquidity and/or financial loss.

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

The Company currently has no loans outstanding to any former or current executive officer or director.

17.	Business Segments

The Company has three operating segments within its continuing operations: Equities, FICC and Corporate.

The Equities segment includes global market-making and institutional sales and trading in equities, ETFs, options and futures. In the course of market-making and trading, Equities provides capital facilitation as well as a range of complementary services including research and commission management. The Equities segment also provides equity capital markets and asset management services. The FICC segment includes research, sales and trading in global fixed income, as well as electronic trading in fixed income and foreign exchange. FICC, through its Knight Fixed Income business, publishes reports across several sectors in the Americas, United Kingdom, Hong Kong and emerging markets evaluating corporate risk, interest rate risk and individual issuers. FICC also provides debt capital markets services and originates home equity conversion mortgages (“HECMs”), commonly referred to as reverse mortgages, and securitizes HECMs into GNMA securities. The Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in millions):

	Equities	FICC	Corporate	Consolidated Total
For the three months ended March 31, 2011:
Revenues	$266.0	$71.2	$2.5	$339.8
Pre-tax earnings	64.6	2.3	(16.8)	50.1
Total assets(1)	4,464.1	922.6	392.2	5,778.9

For the three months ended March 31, 2010:
Revenues(2)	$219.4	$67.8	$(2.9)	$284.2
Pre-tax earnings	56.6	8.1	(18.7)	46.0
Total assets(1)	3,030.9	310.8	363.9	3,705.6

Totals may not add due to roundings.

(1)	Total assets do not include Assets within discontinued operations of $3.6 million and $12.6 million at March 31, 2011 and 2010, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(2)	Included in FICC revenues for the three months ended March 31, 2010 are fees of $2.9 million resulting from the Company acting as joint lead manager in its Note offering (see Footnote 8 “Long-Term Debt”). An offsetting elimination was included in Corporate revenues to eliminate this fee for consolidation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the U.S. Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” in Part II and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with changes in market structure, legislative or regulatory rule changes, risk related to the performance of the Company’s Electronic Trading Group, and the costs, integration, performance and operation of the businesses recently acquired or developed organically, or that may be acquired in the future, by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

Executive Overview

We are a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms and corporations. We seek to continually apply our expertise and innovation to the trade execution process to build lasting client relationships through consistent performance and superior client service. We also provide capital markets services to corporate issuers and private companies. We have three operating segments within continuing operations, (i) Equities, (ii) Fixed Income, Currencies and Commodities (“FICC”) and (iii) Corporate.

•

Equities – Our Equities segment includes global market-making and institutional sales and trading in equities, exchange traded funds (“ETFs”), options and futures. In the course of market-making and trading, we provide capital facilitation and a range of complementary services, including research and commission management. Within our Equities segment, we also provide equity capital markets and asset management services.

•

FICC – Our FICC segment includes research, sales and trading in global fixed income, as well as electronic trading in fixed income and foreign exchange. FICC, through its Knight Fixed Income business, publishes reports across several sectors in the Americas, United Kingdom, Hong Kong and emerging markets evaluating corporate risk, interest rate risk and individual issuers. FICC also provides debt capital markets services and originates and securitizes HECMs into GNMA securities.

•

Corporate – Our Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. Corporate overhead expenses consist of compensation for senior executives and other employees of the corporate holding company, interest on our long-term debt, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses, and directors’ and officers’ insurance.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in millions):

	For the three months ended March 31,
	2011	2010
Equities
Revenues	$266.0	$219.4
Expenses	201.4	162.8

Pre-tax earnings	64.6	56.6

FICC
Revenues	71.2	67.8
Expenses	68.9	59.7

Pre-tax earnings	2.3	8.1

Corporate
Revenues	2.5	(2.9)
Expenses	19.3	15.8

Pre-tax (loss)	(16.8)	(18.7)

Consolidated
Revenues	339.8	284.2
Expenses	289.7	238.3

Pre-tax earnings	$50.1	$46.0

*	Totals may not add due to rounding.

Consolidated Revenues for the three months ended March 31, 2011 increased $55.5 million, or 19.5%, from the same period a year ago, while Consolidated Expenses increased $51.4 million, or 21.6%. Consolidated Pre-tax earnings from continuing operations for the three months ended March 31, 2011 increased $4.1 million from the same period a year ago.

The changes in our Pre-tax earnings (loss) from continuing operations by segment from the three months ended March 31, 2010 to the three months ended March 31, 2011 are summarized as follows:

•

Equities – Our Pre-tax earnings from Equities for the three months ended March 31, 2011 increased by $8.1 million, or 14.3%, from the comparable period in 2010. The increase is primarily due to improved performance in our global market-making activities, increased equity volumes and higher average revenue capture per U.S. equity dollar value traded offset, in part, by higher expenses due to: increased volume-based transaction and regulatory fees, additional compensation costs associated with overall growth and additional investments in businesses and infrastructure, both domestically and internationally.

•

FICC – Our Pre-tax results from FICC for the three months ended March 31, 2011 decreased by $5.8 million from the comparable period in 2010. The decrease is primarily due to a slowdown in volumes in our institutional fixed income business and higher compensation costs associated with employee retention offset, in part, by higher volumes and earnings from our Hotspot FX and Knight BondPoint businesses, as well as earnings from our Urban business, which we acquired in July 2010.

•

Corporate – Our Pre-tax loss from our Corporate segment for the three months ended March 31, 2011 decreased by $1.9 million from the comparable period in 2010, primarily due to gains from our strategic investments, lower compensation, reduced professional fees and the elimination of $2.9 million of revenue within FICC related to the Cash Convertible Senior Subordinated Notes (“Notes”) offering in March 2010 offset, in part, by higher interest expense related to our Notes.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors. These factors include, among other things, market conditions and the resulting volatility and credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our market-making and program trading portfolios; the performance of our non-client principal trading models; movements of credit spreads; the performance of our global operations; costs associated with our global expansion and domestic growth; the effectiveness of our self-clearing platform and our ability to manage risk related thereto; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow, changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, electronic and voice trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters or proceedings; geopolitical risk; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

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

Trends

Global Economic Trends

Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid equity and debt markets and the level of trading volumes and volatility in such markets.

During the quarter ended March 31, 2011, volatility levels across equity markets remained relatively stable. Overall, there are still concerns about the outlook for global growth, inflation and declining asset values.

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

•

There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress have raised various concerns about the regulatory structure of the U.S. capital markets and have asked the SEC to take a close look at the regulatory structure and make the changes necessary to insure the rule framework governing the U.S. capital markets is comprehensive and complete. The SEC has stated that it will carefully review, and propose rules where necessary, on a variety of marketplace trading issues – including, but not limited to: high frequency trading, indications of interest, various forms of off-exchange trading, dark liquidity pools, internalization, post-trade attribution, co-location, and sponsored access. In addition, the SEC has proposed rules dealing with flash orders, ATS thresholds, and other market-related rules (some of which have been finalized).

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

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity, fixed income and foreign exchange transaction volumes with institutional clients, changes in commission rates, loan origination volumes, assets under management and the level of our soft dollar and commission recapture activity.

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

Investment income (loss) and other, net primarily represents returns on our strategic and deferred compensation investments. Such income or loss is primarily affected by the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.

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

Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities transactions, transaction fees paid to Nasdaq and other exchanges, clearing organizations and regulatory bodies, and execution fees paid to third parties, primarily for executing trades on the NYSE and other exchanges, and for executing orders through ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, changes in execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies.

Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and options. Payments for order flow also include fees paid to third party brokers with respect to Urban wholesale loan production.

Payments for order flow fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, Urban loan production, our profitability, the mix of market orders and limit orders, and customer mix.

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

Three Months Ended March 31, 2011 and 2010

Continuing Operations

Revenues

Equities

	For the three months ended March 31,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$118.2	$94.8	$23.5	24.8%
Net trading revenue (millions)	149.2	124.5	24.7	19.8%
Interest, net (millions)	(1.6)	0.2	(1.7)	N/M
Investment income (loss) and other, net (millions)	0.2	(0.1)	0.2	N/M

Total Revenues from Equities (millions)	$266.0	$219.4	$46.7	21.3%

Average daily U.S. equity dollar value traded ($ billions)	28.9	26.6	2.3	8.5%
Average daily U.S. equity trades (thousands)	3,900.4	3,696.3	204.1	5.5%
Nasdaq and listed equity shares traded (billions)	63.9	71.7	(7.8)	-10.8%
OTC Bulletin Board and Pink Sheet shares traded (billions)	323.9	553.3	(229.4)	-41.5%
Average revenue capture per U.S. equity dollar value traded (bps)	1.23	1.11	0.13	11.3%
Average daily Knight Direct equity shares (millions)	165.3	111.2	54.1	48.6%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Equities segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, increased 21.3% to $266.0 million for the three months ended March 31, 2011, from $219.4 million for the comparable period in 2010. Revenues for the three months ended March 31, 2011, were positively impacted by improved performance from our global market-making activities, increased equity trade and dollar volumes, higher average revenue capture per U.S. equity dollar value traded, growth of recently launched products, such as listed derivatives and options market-making, as well as our international expansion efforts.

Average revenue capture per U.S. equity dollar value traded was 1.23 basis points (“bps”) for the first quarter of 2011, up 11.3% from the first quarter of 2010. The primary drivers for the increase in revenue capture were improved trading strategy performance and the change in profile and mix of our order flow, offset by heightened competition, ongoing investments in price improvement and execution quality. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees) (collectively “Domestic Equity Trading Revenues”), divided by the total dollar value of the related equity transactions. Domestic Equity Trading Revenues were $220.9 million and $179.9 million for the three months ended March 31, 2011 and 2010, respectively. Domestic Equity Trading Revenues do not include revenues from our international and Knight Direct businesses.

FICC

	For the three months ended March 31,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$64.1	$67.4	$(3.4)	-5.0%
Net trading revenue (millions)	2.6	0.4	2.1	N/M
Interest, net (millions)	4.0	(0.2)	4.3	N/M
Investment income and other, net (millions)	0.5	0.2	0.4	N/M

Total Revenues from FICC (millions)	$71.2	$67.8	$3.4	5.0%

Average daily Hotspot FX notional dollar value traded ($ billions)	55.1	32.6	22.5	69.0%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the FICC segment, which primarily comprises Commissions and fees, increased 5.0% to $71.2 million for the three months ended March 31, 2011, from $67.8 million for the comparable period in 2010. Revenues were positively impacted by higher volumes from our Hotspot FX and Knight BondPoint businesses and revenues from our Urban business, which we acquired in July 2010 offset, in part, by a $2.9 million intercompany fee relating to the placement of the Notes offering during the first quarter of 2010. Excluding the intercompany fee received from our Notes offering, total revenues increased 9.8% from $64.9 million for the three months ended March 31, 2010.

Corporate

	For the three months ended March 31,
	2011	2010	Change	% of Change
Total Revenues from Corporate (millions)	$2.5	$(2.9)	$5.5	N/M

N/M – Not meaningful

Total revenues from the Corporate segment, which primarily represent gains or losses on strategic investments and deferred compensation investments related to certain employees and directors, increased to net positive revenues of $2.5 million for the three months ended March 31, 2011, from net negative revenues of $2.9 million for the comparable period in 2010. During the first quarter of 2010, Corporate paid a $2.9 million fee to the FICC segment with respect to the offering of our Notes, which was eliminated in consolidation. Our strategic investments had a net gain of $1.6 million for the three months ended March 31, 2011 as compared to a net loss of $1.4 million for the comparable period in 2010.

Expenses

Employee compensation and benefits expense increased to $149.0 million for the three months ended March 31, 2011 from $138.4 million for the comparable period in 2010. As a percentage of total revenue, Employee compensation and benefits decreased to 43.8% for the three months ended March 31, 2011, from 48.7% for the comparable period in 2010. The increase on a dollar basis was primarily due to improved results from our Equities segment and increased headcount.

The number of full time employees increased to 1,387 at March 31, 2011, from 1,150 at March 31, 2010, primarily due to the acquisitions of Urban, the Designated Market Maker (“DMM”) and ETF Lead Market Maker (“LMM”) business units of Kellogg and Astor: staff additions relating to our move to self clearing: the growth and expansion in our international business and expanded domestic product offerings. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 25.9% to $53.4 million for the three months ended March 31, 2011, from $42.5 million for the comparable period in 2010, primarily due to greater trade volumes and higher regulatory fees. As a percentage of total revenue, Execution and clearance fees increased to 15.7% for the three months ended March 31, 2011, from 14.9% for the comparable period in 2010. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $20.7 million for the three months ended March 31, 2011, from $11.0 million for the comparable period in 2010. As a percentage of total revenue, Payments for order flow increased to 6.1% for the three months ended March 31, 2011, from 3.9% for the comparable period in 2010. This expense increased primarily due to the growth of our options market-making business and increased fees paid to third party brokers with respect to Urban wholesale loan production. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, Urban loan production, client and product mix, profitability, and competition.

Lease loss accrual of $0.9 million for three months ended March 31, 2011 relates to excess real estate capacity in New York City.

All other expenses increased by 41.3%, or $19.2 million, to $65.6 million for the three months ended March 31, 2011 from $46.4 million for the comparable period in 2010. Interest expense increased primarily due to our Notes offering and our increased stock lending activity. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Depreciation and amortization expense increased primarily due to fixed asset purchases, greater capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our expansion efforts. Professional fees, which have fluctuated based on the activity relating to our various legal proceedings, decreased due to lower legal and consulting expenses. Other expenses increased due to higher recruiting fees and other administrative expenses.

Our effective tax rate from continuing operations of 38.8% for the three months ended March 31, 2011 and 2010 differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

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

Loss from discontinued operations, net of tax, was $0.1 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively. See Footnote 12 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of March 31, 2011, we had $5.78 billion in assets, 79.0% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers, dealers and clearing organizations, financial instruments owned and securities borrowed. Receivables from brokers, dealers and clearing organizations include interest bearing cash balances held with third party clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Financial instruments owned principally consist of equity securities that trade on the NYSE, NYSE Amex Equities and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board. Securities borrowed represents the value of cash or other collateral deposited with stock lenders to facilitate the trade settlement process.

Other assets primarily represent net deferred tax assets, deposits and other miscellaneous receivables.

Total assets increased $1.11 billion, or 23.8%, from $4.67 billion at December 31, 2010 to $5.78 billion at March 31, 2011. The majority of the increase in assets relates to the growth of our trading book and stock borrow and loan activity relating to self-clearing. Financial instruments owned increased by $623.8 million, or 38.9%, from $1.60 billion at December 31, 2010, to $2.23 billion at March 31, 2011, due to increases in the size of the securities inventory utilized in our equity and option market-making resulting from expansion of our strategies, increased loan inventory and, to a lesser extent, listed derivative activity. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Securities borrowed increased by $204.9 million, from $1.36 billion at December 31, 2010 to $1.57 billion at March 31, 2011. The growth of our securities borrowed is a by-product of our self-clearing initiative. Receivable from brokers, dealers and clearing organizations increased by $300.1 million, from $476.2 million at December 31, 2010 to $776.2 million at March 31, 2011, due to increased deposits at clearing organizations as well as timing relating to trade date versus settlement date differences.

Total liabilities increased $1.08 billion, or 32.5%, from $3.31 billion at December 31, 2010 to $4.39 billion at March 31, 2011. The majority of the increase in liabilities relates to increases in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations. Financial instruments sold, not yet purchased increased by $356.5 million, or 27.2%, from $1.31 billion at December 31, 2010, to $1.67 billion at March 31, 2011, primarily due to an increase in the size of the securities inventory utilized in our equity and option market-making activities and for trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the increase in our long securities position. Collateralized financings increased by $233.8 million, or 22.3%, from $1.05 billion at December 31, 2010, to $1.28 billion at March 31, 2011 primarily due to increased lending activity to facilitate transaction settlements relating to self-clearing. Payable to brokers, dealers and clearing organizations increased by $425.4 million, from $337.4 million at December 31, 2010 to $762.8 million at March 31, 2011, due to timing relating to trade date versus settlement date differences.

Stockholders’ equity, excluding Noncontrolling interests, increased by $36.6 million, from $1.36 billion at December 31, 2010 to $1.40 billion at March 31, 2011. The increase in stockholders’ equity from December 31, 2010 was primarily a result of earnings and stock-based compensation activity during the three months ended March 31, 2011.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances and our Notes offering of $375.0 million. We may seek to enter into new secured term loan facilities and/or revolving credit facilities for general corporate purposes. At March 31, 2011, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of $497.2 million.

We have acquired several businesses over the last few years. In July 2008, we completed the acquisition of Knight Fixed Income’s business for $75.3 million, comprising $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the transaction included a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Fixed Income during the three-year period following the closing of the transaction. Knight Fixed Income achieved its first and second year performance targets which entitled the sellers to receive a total of approximately $66.6 million of the aforementioned earn-out in the form of unregistered shares of Knight common stock. In July 2010, we completed the acquisition of Urban for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.0 million. In October, 2010 we completed the acquisition of Astor for $18.0 million, comprising $10.8 million in cash and approximately 579,000 shares of unregistered Knight common stock valued at $7.2 million. In December, 2010 we completed the acquisition of the DMM and LMM business units of Kellogg for $22.5 million in cash. We expect to fund the purchase price of any future acquisitions with our current cash position or, in some cases, through the issuance of our stock or debt.

Income from continuing operations before income taxes was $50.1 million and $46.0 million for the three months ended March 31, 2011 and 2010, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $15.3 million and $14.1 million for the three months ended March 31, 2011 and 2010 respectively. Depreciation expense was $3.8 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $9.4 million and $6.3 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, non-cash writedowns from lease loss accruals was $0.9 million, which relates to our excess real estate capacity in New York City. There were no non-cash writedowns for the three months ended March 31, 2010.

Capital expenditures related to our continuing operations were $12.3 million and $9.4 million during the three months ended March 31, 2011 and 2010, respectively. Purchases of investments were $14.7 million and $1.7 million and distributions from investments were $2.1 million and $34.8 million for the three months ended March 31, 2011 and 2010, respectively. Payments relating to acquisitions of businesses, trading rights and other items, net of cash received, were $1.0 million for the three months ended March 31, 2010. There were no payments relating to acquisitions of businesses, trading rights and other items for the three months ended March 31, 2011.

In March 2010, we issued Notes with a face amount of $375.0 million in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the termination and required repayment of the borrowings under our previous $140.0 million credit agreement including accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. For the three months ended March 31, 2011 and 2010, we recognized interest expense related to the Notes of $6.4 million and $1.1 million, respectively. See Footnote 8 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

We have an authorized stock repurchase program of $1 billion. We did not repurchase any shares under the stock repurchase program during the first quarter of 2011. Through March 31, 2011, we had repurchased 71.7 million shares for $817.4 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had 100.2 million shares of Class A Common Stock outstanding as of March 31, 2011.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of March 31, 2011, all of our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at March 31, 2011, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Execution & Clearing Services LLC	$122.9	$1.4	$121.5
Knight Capital Americas, L.P.	103.8	1.0	102.8

Our foreign registered broker-dealers are subject to certain financial resource requirements of either the Financial Services Authority (“FSA”) or the Securities and Futures Commission (“SFC”). The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at March 31, 2011 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$126.4	$44.3	$82.1

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Our financial instruments owned and financial instruments sold, not yet purchased will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

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

As of March 31, 2011, our loans inventory, foreign currency forward contracts, investment in the Deephaven Funds, deferred compensation investments and certain mortgage-backed securities are also classified within Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of March 31, 2011 and December 31, 2010, we did not hold any financial instruments that met the definition of Level 3.

We have elected to account for our loan inventory associated with the Urban business at fair value, as these assets are generally not held to maturity and we believe that fair value better reflects the economics of these loan transactions.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

Goodwill and Intangible Assets – As a result of our various acquisitions, we have acquired goodwill and identifiable intangible assets. We determine the values and useful lives of intangible assets upon acquisition. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. We test goodwill and intangible assets with an indefinite useful life for impairment at least annually or when an event occurs or circumstances change that signifies the existence of impairment.

Goodwill

Goodwill of $338.8 million at March 31, 2011 primarily relates to our Equities and FICC segments. Goodwill primarily represents purchases of the businesses now operating as Knight Direct in our Equities segment and Hotspot FX, Knight BondPoint, Knight Fixed Income and Urban in our FICC segment. We test the goodwill in each of our operating segments for impairment at least annually by comparing the estimated fair value of each segment with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable price-to-book multiples and discounted cash flow analyses) and we derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as the overall market value of the Company, compared to the Company’s book value. We performed our annual test for impairment of goodwill in the second quarter of 2010 and determined that goodwill was not impaired at that time. We believe there was no impairment of our goodwill at March 31, 2011.

Intangible Assets

Intangible Assets with definite lives are amortized over their respective lives. Intangible assets, less accumulated amortization, of $105.7 million at March 31, 2011 are primarily attributable to our Equities and FICC segments. Substantially all intangible assets resulted from the purchases of the businesses now operating as Knight Direct, Hotspot FX, Knight BondPoint, Knight Fixed Income and Urban. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 24 years. We performed our annual test for impairment of intangible assets with definitive lives in the second quarter of 2010. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarter of 2010, we discontinued the use of the Libertas trade name. No other events occurred in 2010 or for the three months ended March 31, 2011 that would indicate that the carrying amounts of our amortizable intangible assets may not be recoverable, and we do not believe that our intangible assets were impaired at March 31, 2011.

Securitization activities – During the first quarter of 2011, we began securitizing HECMs under our GNMA issuance authority. We generally account for securitization and transfer of financial assets as sales when we have relinquished control over the transferred assets. When a transfer of assets does not meet the GAAP criteria of a sale, we continue to recognize the HECMs in Financial instruments owned at fair value, and we recognize a corresponding liability to the GNMA trust in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. We have elected to record such liability at fair value.

Investments – Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests and debt instruments held by us within our non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. We used the equity method of accounting where we are considered to exert significant influence on the investee. We hold strategic investments at cost, less impairment if any, when we are not considered to exert significant influence on operating and financial policies of the investee. We account for our deferred compensation investments, which primarily consist of mutual funds, at fair value.

We review investments on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If we assess that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, we write the investment down to its estimated impaired value.

We have several deferred compensation plans related to certain employees and directors. These plans provide a return to the participants based upon the performance of various investments. In order to hedge our liability under these plans, we generally acquire the underlying investments and hold such investments until the deferred compensation liabilities are satisfied. We record changes in value of such investments in Investment income (loss) and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.

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

Lease Loss Accrual – It is our policy to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sublease income. In determining the accrual, our policy is to accrue future costs related to excess capacity using a discounted cash flow analysis.

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

We estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 1 included in this Form 10-Q, and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to numerous risks in the ordinary course of our business and activities; therefore, effective risk management is critical to our financial soundness and profitability. We have a comprehensive risk management structure and processes to monitor and evaluate the principal risks we assume in conducting our business. Our risk management policies, procedures and methodologies are constantly changing and are subject to ongoing review and modification. The principal risks we face are as follows:

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a significantly lesser extent, listed equity options and fixed income products. The fair value of these financial instruments at March 31, 2011 and 2010 was $1.87 billion and $980.8 million, respectively, in long positions and $1.63 billion and $897.1 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $23.8 million and $8.4 million as of March 31, 2011 and 2010, respectively, due to the offset of gains in short positions against losses in long positions.

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

Primary responsibility for the management of operational risk lies with our operating segments and supporting functions. Our operating segments maintain controls designed to manage and mitigate operational risk for existing activities. As new products and business activities are developed, we endeavor to identify operational risks and design controls to seek to mitigate the identified risks.

Disaster recovery plans are in place for critical facilities related to our primary operations and resources and redundancies are built into the systems as deemed reasonably appropriate. We have also established policies, procedures and technologies designed to protect our systems and other assets from unauthorized access.

Credit Risk

Credit risk represents the loss that we would incur if a counterparty fails to perform its contractual obligations in a timely manner. We seek to reduce credit risk by obtaining collateral from counterparties. In the case of a failure to receive securities we may purchase the underlying securities in the market and seek reimbursement for losses, if applicable, from the defaulting counterparty.

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that counterparty’s performance obligations will be unenforceable. We are generally subject to extensive regulation in the different jurisdictions in which we conduct our business (see “Government Regulation and Market Structure” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010). We have established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. We have also established procedures that are designed to require that our policies relating to conduct, ethics and business practices are followed.

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

We own subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. We make these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by our primary regulators, the SEC, Commodity Futures Trading Commission (“CFTC”), FSA, SFC, Financial Industry Regulatory Authority (“FINRA”), New York Stock Exchange (“NYSE”), Municipal Securities Rulemaking Board (“MSRB”), National Futures Association (“NFA”), Federal Housing Administration (“FHA”) and U.S. Department of Housing and Urban Development (“HUD”). As a major order flow execution destination, we are named from time to time in, or are asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from our trading activity. We are currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, FHA, HUD, other SRO disciplinary action and/or civil or administrative action.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, and other reports or documents we file with, or furnish, to the SEC from time to time.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the first quarter of 2011 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011
Common stock repurchases	-		-	$182,635
Employee transactions(2)	847		-

Total	847	$13.94	-

February 1, 2011 – February 28, 2011
Common stock repurchases	-		-	$182,635
Employee transactions(2)	28		-

Total	28	$14.50	-

March 1, 2011 – March 31, 2011
Common stock repurchases	-		-	$182,635
Employee transactions(2)	8		-

Total	8	$13.03	-

Total
Common stock repurchases	-		-
Employee transactions(2)	882		-

Total	882	$13.95	-

Totals	may not add due to rounding.

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from Knight Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (ii) Consolidated Statements of Financial Condition at March 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 10th day of May, 2011.

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)