Form 10-Q
period 2011-06-30
KNIGHT CAPITAL GROUP, INC.
filed 2011-08-09
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 5, 2011 the number of shares outstanding of the Registrant’s Class A Common Stock was 99,164,910 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$195,514	$177,992	$378,072	$337,505
Net trading revenue	125,808	187,964	277,596	312,928
Interest, net	2,306	137	5,406	761
Investment income (loss) and other, net	2,354	181	4,684	(681)

Total revenues	325,982	366,274	665,758	650,513

Expenses
Employee compensation and benefits	140,126	158,695	289,090	297,045
Execution and clearance fees	58,737	47,521	112,186	89,983
Payments for order flow	22,337	11,089	43,046	22,114
Communications and data processing	21,691	17,071	42,414	33,129
Depreciation and amortization	13,524	9,834	26,733	19,069
Interest	9,540	7,137	19,420	9,611
Business development	7,250	6,312	10,961	10,540
Occupancy and equipment rentals	7,146	6,361	14,500	12,702
Professional fees	5,514	4,033	9,868	8,786
Writedown of assets and lease loss accrual	-	1,032	945	1,032
Other	10,663	6,061	17,057	9,416

Total expenses	296,528	275,146	586,220	513,427

Income from continuing operations before income taxes	29,454	91,128	79,538	137,086
Income tax expense	11,704	36,693	31,155	54,533

Income from continuing operations, net of tax	17,750	54,435	48,383	82,553
Loss from discontinued operations, net of tax	(178)	(44)	(319)	(350)

Net income	$17,572	$54,391	$48,064	$82,203

Basic earnings per share from continuing operations	$0.19	$0.61	$0.52	$0.92

Diluted earnings per share from continuing operations	$0.19	$0.58	$0.51	$0.88

Basic earnings per share	$0.19	$0.61	$0.52	$0.92

Diluted earnings per share	$0.19	$0.58	$0.51	$0.88

Shares used in computation of basic earnings per share	92,493	89,425	92,184	89,462

Shares used in computation of diluted earnings per share	94,682	93,508	94,884	93,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash and cash equivalents	$470,554	$375,569
Financial instruments owned, at fair value, including instruments pledged of $1,141,223 at June 30, 2011 and $812,379 at December 31, 2010	2,731,629	1,603,139
Collateralized agreements:
Securities borrowed	1,631,439	1,361,010
Receivable from brokers, dealers and clearing organizations	683,139	476,159
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	120,864	117,601
Investments	101,114	81,331
Goodwill	338,843	338,743
Intangible assets, less accumulated amortization	101,784	109,784
Other assets	247,892	206,875

Total assets	$6,427,258	$4,670,211

LIABILITIES & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value	$1,896,634	$1,311,324
Collateralized financings:
Securities loaned	622,936	527,945
Financial instruments sold under agreements to repurchase	766,259	485,184
Liability to GNMA trusts	557,711	-
Other secured financings	51,982	35,583
Payable to brokers, dealers and clearing organizations	412,301	337,430
Accrued compensation expense	127,439	186,451
Accrued expenses and other liabilities	148,443	114,376
Long-term debt	417,588	311,060

Total liabilities	5,001,293	3,309,353

Equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock
Shares authorized: 500,000 at June 30, 2011 and at December 31, 2010; Shares issued: 166,398 at June 30, 2011 and 162,818 at December 31, 2010; Shares outstanding: 100,343 at June 30, 2011 and 97,736 at December 31, 2010	1,664	1,628
Additional paid-in capital	837,902	807,287
Retained earnings	1,365,526	1,317,462
Treasury stock, at cost; 66,055 at June 30, 2011 and 65,082 shares at December 31, 2010	(779,268)	(765,875)
Accumulated other comprehensive loss	(480)	(265)

Total Knight Capital Group, Inc. stockholders’ equity	1,425,344	1,360,237
Noncontrolling interests	621	621

Total equity	1,425,965	1,360,858

Total liabilities and equity	$6,427,258	$4,670,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$48,064	$82,203
Loss from discontinued operations, net of tax	(319)	(350)

Income from continuing operations, net of tax	48,383	82,553
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by (used in) operating activities
Stock-based compensation	28,204	28,120
Depreciation and amortization	26,733	19,069
Debt discount accretion and other debt related expenses	7,379	4,385
Writedown of assets and lease loss accrual	945	1,032
Deferred rent	148	1,938
Unrealized (gain) loss on investments	(1,833)	894
Operating activities from discontinued operations	(394)	(397)
(Increase) in operating assets
Financial instruments owned, at fair value	(1,150,716)	(261,612)
Securities borrowed	(270,430)	(794,848)
Receivable from brokers, dealers and clearing organizations	(206,981)	(271,214)
Other assets	(40,832)	(6,552)
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	607,536	296,634
Securities loaned	94,991	320,148
Financial instruments sold under agreements to repurchase	281,075	80,000
Other secured financings	16,399	35,000
Liability to GNMA trusts	557,711	-
Payable to brokers, dealers and clearing organizations	74,871	325,373
Accrued compensation expense	(57,268)	(74,527)
Accrued expenses and other liabilities	34,127	69,335

Net cash provided by (used in) operating activities	50,048	(144,669)

Cash flows from investing activities
Distributions from investments	3,689	40,722
Purchases of investments	(21,596)	(11,676)
Purchases of fixed assets and leasehold improvements	(22,096)	(17,933)
Purchase of noncontrolling interest	-	(1,000)
Investing activities from discontinued operations	-	(1,000)

Net cash (used in) provided by investing activities	(40,003)	9,113

Cash flows from financing activities
Proceeds from term credit agreement	97,838	-
Proceeds from issuance of cash convertible notes	-	363,808
Repayment of credit facility	-	(140,000)
Purchase of call options	-	(73,750)
Proceeds from issuance of warrants	-	15,000
Stock options exercised	644	501
Income tax benefit related to stock-based compensation	64	120
Cost of common stock repurchased	(13,392)	(32,258)

Net cash provided by financing activities	85,154	133,421

Effect of exchange rate changes on cash and cash equivalents	(214)	(2,281)

Increase (decrease) in cash and cash equivalents	94,985	(4,416)
Cash and cash equivalents at beginning of period	375,569	427,106

Cash and cash equivalents at end of period	$470,554	$422,690

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,680	$2,065

Cash paid for income taxes	$12,283	$51,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, “Knight” or the “Company”) is a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms, and corporations. The Company seeks to continually apply its expertise and innovation to the market-making and trading process to build lasting client relationships through consistent performance and superior client service. The Company has three operating segments, (i) Equities, (ii) Fixed Income, Currencies and Commodities (“FICC”) and (iii) Corporate. As of June 30, 2011, the Company’s operating segments comprised the following:

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

Global market-making includes the Company’s electronic market-making activities in which the Company operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market; the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”); NYSE Amex Equities and NYSE Arca listed securities; the OTC Bulletin Board; and the Pink OTC Markets. In this role, the Company provides trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Company provides trade executions as an equities Designated Market Maker (“DMM”) and ETF Lead Market Maker (“LMM”) on the NYSE, NYSE Amex and NYSE Arca. Global market-making also includes the Company’s option market-making business which has expanded trading onto several electronic exchanges.

Institutional sales and trading includes services provided by the Company’s global sales and trading team, and electronic trading products and services. These products and services include global equities, ETFs, options and futures trade execution solutions, block trading, program trading, special situations/risk arbitrage, research, soft dollar and commission recapture programs, corporate access services, direct market access through Knight Direct®, EdgeTrade algorithms and internal crossing through the Knight Match® product.

The Company self-clears substantially all of its domestic equities business using a proprietary platform.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The FICC segment provides buy-side firms with sales and trading across a broad range of fixed income securities, including high-yield and high-grade corporate bonds, distressed debt, asset- and mortgage-backed securities, federal agency securities, hybrid securities, syndicated bank loans and emerging markets. FICC, through its Knight Fixed Income business, publishes research reports across several sectors in the Americas, United Kingdom, Hong Kong and emerging markets evaluating corporate risk, interest rate risk and individual issuers.

FICC, through its Urban business, originates direct and brokered home equity conversion mortgages (“HECMs”), commonly referred to as reverse mortgages, insured by the Federal Housing Administration (“FHA”). In February 2011, Urban received Government National Mortgage Association (“GNMA”) issuance authority for the securitization of HECMs and began issuing HECM Mortgage Backed Securities (“HMBS”) in March 2011.

Through its Knight BondPoint platform, the Company provides electronic fixed income trading solutions to sell-side firms. Knight BondPoint operates a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable offerings. Knight BondPoint also provides a front-end application for brokers and advisors as well as a trading application for traders.

Through its Hotspot FX platform, the Company provides electronic foreign exchange trading solutions to buy-side firms through a foreign exchange ECN that provides clients with access to live, executable prices for 60 currency pairs as well as spot gold and silver streamed by market maker banks and other clients. The Hotspot FX platform offers clients several access options including direct high-speed connectivity and a front-end application.

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

The Company consolidates all of its wholly-owned subsidiaries as well as any investment in which it is considered to be the primary beneficiary of a variable interest entity (“VIE”). The Company performs a qualitative assessment to determine if a VIE should be consolidated. The primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As of June 30, 2011 and December 31, 2010, the Company was not considered to be a primary beneficiary of any VIE.

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

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest Income	$6.2	$2.9	$12.8	$5.3
Interest Expense	(3.9)	(2.8)	(7.4)	(4.6)

Interest, net	$2.3	$0.1	$5.4	$0.8

Totals may not add due to rounding.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market-making activities are included as components of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Dividend Income	$6.0	$4.6	$10.6	$11.1

Dividend Expense	$(5.5)	$(2.6)	$(10.3)	$(7.6)

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities and options to the Company. Also included in Payments for order flow are fees paid to third party brokers with respect to wholesale loan production at Urban.

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

Securitization activities

During the first quarter of 2011, the Company began securitizing HECMs under its GNMA issuance authority. Securitization and transfer of financial assets are generally accounted for as sales when the Company has relinquished control over the transferred assets. When a transfer of assets does not meet the GAAP criteria for sale treatment, the HECMs continue to be recognized in Financial instruments owned, at fair value, and the Company recognizes a corresponding liability recorded as Liability to GNMA trusts on the Consolidated Statements of Financial Condition. The Company has elected to record such liability at fair value.

Collateralized agreements and financings

Collateralized agreements consist of securities borrowed. Collateralized financings consist of securities loaned, financial instruments sold under agreements to repurchase, liability to GNMA trusts and other secured financings.

•

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the securities settlement process and require the Company to deposit cash or other collateral with the lender. Securities loaned transactions help finance the Company’s securities inventory whereby the Company lends stock to counterparties in exchange for the receipt of cash or other collateral from the borrower. In these transactions, the Company receives or lends cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, with additional collateral obtained or refunded as necessary.

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

•	Liability to GNMA trusts represents the liability associated with the Company’s securitization of HECMs where the securitization does not meet the GAAP criteria for sale treatment.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Treasury stock

The Company records its purchases of treasury stock at cost as a separate component of stockholders’ equity. The Company obtains treasury stock through purchases in the open market or through privately negotiated transactions. The Company may re-issue treasury stock, at average cost, for the acquisition of new businesses or, in certain instances, as inducement grants to new hires.

Foreign currency translation and foreign currency forward contracts

The Company’s U.K. subsidiary utilizes the Pound Sterling as its functional currency while the Company’s Hong Kong subsidiary utilizes the Hong Kong dollar as its functional currency. For all other entities, the Company’s functional currency is the U.S. dollar.

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Gains or losses resulting from foreign currency transactions are included in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations. For the three months ended June 30, 2011 and 2010, losses of $0.8 million and $12,000, respectively, were recorded in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations and losses of $1.0 million and $0.5 million were recorded for the six months ended June 30, 2011 and 2010, respectively.

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

Depreciation, amortization and occupancy

Fixed assets are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

the term of the related office lease or the expected useful life of the assets. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service.

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

In the event the Company is able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that the Company concludes that previously determined excess real estate is needed for the Company’s use, such lease loss accrual is adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Writedown of assets and lease loss accrual on the Consolidated Statements of Operations.

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

Accounting Standards Updates

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that changes the existing rules for determining when a repurchase agreement should be accounted for as a sale of financial assets or a secured borrowing. Under this ASU, if a transferor maintains effective control over the transferred financial assets and if there is an agreement that entitles and obligates the transferor to repurchase the financial assets before maturity, the transferor must account for the transaction as a secured borrowing. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. As the Company accounts for all of its repurchase agreements as secured borrowings, the adoption of this ASU is not expected to have an impact on its Consolidated Financial Statements.

In May 2011, the FASB issued an ASU to conform existing guidance regarding fair value measurement and related disclosures between U.S. GAAP and International Financial Reporting Standards. The ASU provides guidance on how to measure fair value and additional disclosure requirements. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of the companies’ valuation processes and additional information about unobservable inputs impacting Level 3 measurements. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the impact, if any, this ASU will have on its Consolidated Financial Statements.

In June 2011, the FASB issued an ASU related to the presentation of comprehensive income. The ASU will give companies an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted. Other than the change in presentation, the Company has determined that the adoption of this ASU will not have an impact on its Consolidated Financial Statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

3. Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,565.8	$-	$-	$1,565.8
Listed equity options	258.7	-	-	258.7
U.S. government obligations	6.3	-	-	6.3
Corporate debt(2)	36.9	-	-	36.9
Mortgage-backed securities	-	36.0	-	36.0
Loan inventory	-	257.2	-	257.2
Securitized loan inventory(3)	-	556.0	-	556.0
Purchased call options	-	11.7	-	11.7
Foreign currency forward contracts	-	3.0	-	3.0

Total Financial instruments owned, at fair value	1,867.7	863.9	-	2,731.6
Deferred compensation investments(4)	-	18.9	-	18.9
Investment in Deephaven Funds(4)	-	1.8	-	1.8

Total fair value of financial instrument assets	$1,867.7	$884.6	$-	$2,752.3

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,525.5	$-	$-	$1,525.5
Listed equity options	217.4	-	-	217.4
U.S. government obligations	63.9	-	-	63.9
Corporate debt(2)	59.9	-	-	59.9
Embedded conversion derivative	-	11.7	-	11.7
Total return swap	-	18.2	-	18.2

Total Financial instruments sold, not yet purchased, at fair value	1,866.7	29.9	-	1,896.6
Liability to GNMA trusts(3)	-	557.7	-	557.7

Total fair value of financial instrument liabilities	$1,866.7	$587.6	$-	$2,454.3

(1)	Equities of $476.8 million have been netted by their respective long and short positions by CUSIP number.
(2)	Corporate debt of $0.3 million has been netted by respective long and short positions by CUSIP number.
(3)	Represents HECMs that have been securitized into HMBS where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized loan inventory below for full description.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(4)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $1.8 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,299.1	$-	$-	$1,299.1
Listed equity options	41.8	-	-	41.8
U.S. government obligations	3.8	-	-	3.8
Corporate debt(2)	11.1	-	-	11.1
Mortgage-backed securities	22.8	39.6	-	62.4
Loan inventory	-	146.5	-	146.5
Purchased call options	-	33.9	-	33.9
Foreign currency forward contracts	-	4.6	-	4.6

Total Financial instruments owned, at fair value	1,378.6	224.6	-	1,603.1
Deferred compensation investments(3)	-	17.3	-	17.3
Investment in Deephaven Funds(3)	-	3.6	-	3.6

Total fair value of financial instrument assets	$1,378.6	$245.5	$-	$1,624.1

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,164.7	$-	$-	$1,164.7
Listed equity options	40.6	-	-	40.6
U.S. government obligations	54.4	-	-	54.4
Corporate debt(2)	6.3	-	-	6.3
Embedded conversion derivative	-	33.9	-	33.9
Total return swap	-	11.5	-	11.5

Total fair value of financial instrument liabilities	$1,266.0	$45.4	$-	$1,311.3

(1)	Equities of $293.7 million have been netted by their respective long and short positions by CUSIP number.
(2)	Corporate debt of $0.1 million has been netted by respective long and short positions by CUSIP number.
(3)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $2.7 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

The Company’s equities, listed equity options, U.S. government obligations, rated corporate debt and actively traded mortgage-backed securities will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

As of June 30, 2011 and December 31, 2010, the Company’s loan inventory, securitized loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to the Company’s long-term debt (see Footnote 8 “Long-Term Debt), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. As of June 30, 2011 and December 31, 2010, the Company did not hold any financial instruments that met the definition of Level 3.

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

Securitized loan inventory

Securitized loan inventory comprises HECMs that the Company has securitized into HMBS. The Company has recorded the securitized loans in Financial instruments owned, at fair value and a corresponding liability recorded as Liability to GNMA trusts on its Consolidated Statement of Financial Condition at June 30, 2011. As of June 30, 2011 all of the HMBS created by the Company have been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS.

Foreign currency forward contracts

At June 30, 2011 and December 31, 2010, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds, which was used to hedge the Company’s investment in its U.K. subsidiary. The fair value of the contract was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Fair Value of derivative instruments

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the effect of changes in fair value on the Consolidated Statements of Operations (in millions):

	Statements of Financial Condition Location	Fair Value as of
Asset Derivatives		June 30, 2011	December 31, 2010

Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$11.7	$33.9
Listed equity options(1)		258.7	41.8

		$270.4	$75.7

Derivative instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$3.0	$4.6

Liability Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$11.7	$33.9
Listed equity options(1)		217.4	40.6
Total return swap(2)		18.2	11.5

		$247.3	$86.0

(1)	As of June 30, 2011, the Company held 1.2 million long and 1.3 million short listed equity option contracts. As of December 31, 2010, the Company held 0.2 million long and 0.3 million short listed equity option contracts. The contracts are not subject to collateral requirements and are not netted.
(2)	The total return swap liability is offset by an asset which is included in Financial Instruments owned, at fair value on the Company’s Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Derivative instruments not designated as hedging instruments:	Financial Statements Location	Gain (Loss) Recognized For the three months ended June 30,
		2011	2010
Purchased call options	Investment income (loss) and other, net	$(14.1)	$(17.6)
Listed equity options	Net trading revenue	8.7	-
Embedded conversion derivative	Investment income (loss) and other, net	14.1	17.6
Total return swap(1)	Investment income (loss) and other, net	(5.8)	-

		$2.9	$-

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$(0.1)	$-

Derivative instruments not designated as hedging instruments:	Financial Statements Location	Gain (Loss) Recognized For the six months ended June 30,
		2011	2010
Purchased call options	Investment income (loss) and other, net	$(22.2)	$(22.8)
Listed equity options	Net trading revenue	8.7	(0.2)
Embedded conversion derivative	Investment income (loss) and other, net	22.2	22.8
Total return swap(1)	Investment income (loss) and other, net	(6.8)	-

		$2.0	$(0.2)

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$(3.7)	$-

(1)	Loss on the total return swap is offset by an equal gain on the underlying position which is recorded in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

As of June 30, 2011 the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.44 billion, of which $1.38 billion had been delivered or repledged (of which $303.4 million could be further repledged by the receiving counterparty).

As of December 31, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.13 billion, of which $1.09 billion had been delivered or repledged (of which $242.3 million could be further repledged by the receiving counterparty).

The Company also pledges financial instruments that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Financial instruments pledged to counterparties that have the right to deliver or repledge them were $343.6 million and $269.1 million at June 30, 2011 and December 31, 2010, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition.

The Company enters into collateralized transactions in order to finance securities positions and loan inventory. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Financial instruments owned and pledged to counterparties that do not have the right to sell or repledge such financial instruments consisted of equity securities and loans with a fair value of $797.7 million and $543.3 million as of June 30, 2011 and December 31, 2010, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition. Repurchase agreements and other secured financings are short-term and mature within one year.

5. Receivable from and Payable to brokers, dealers and clearing organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in millions):

	June 30, 2011	December 31, 2010
Receivable:
Clearing organizations and other	$570.9	$373.6
Securities failed to deliver	112.2	102.5

	$683.1	$476.2

Payable:
Clearing organizations and other	$329.1	$296.8
Securities failed to receive	83.2	40.6

	$412.3	$337.4

Totals	may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6.	Investments

Investments include strategic investments, deferred compensation investments related to employee and director deferred compensation plans and investment in Deephaven Funds. Investments consist of the following (in millions):

	June 30, 2011	December 31, 2010
Strategic investments:
Investments accounted for under the equity method	$80.1	$60.2
Common stock of private companies representing less than 20% equity ownership held at adjusted cost	0.3	0.3

Total Strategic investments	80.4	60.4
Deferred compensation investments	18.9	17.3
Investment in Deephaven Funds	1.8	3.6

Total Investments	$101.1	$81.3

Totals may not add due to rounding.

Included in the investments accounted for under the equity method at June 30, 2011 and December 31, 2010 is an equity investment in Direct Edge of $47.7 million and $46.0 million, respectively. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of strategic investments.

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with an indefinite useful life are tested for impairment annually or when an event occurs or circumstances change that signifies the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2011, the Company tested for the impairment of goodwill as part of its annual assessment and concluded that there was no impairment.

Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the six months ended June 30, 2011 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. During the second quarter of 2010, the Libertas trade name with an unamortized cost of $0.3 million was written off.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes the Company’s Goodwill as of June 30, 2011 and December 31, 2010 (in millions):

Goodwill	June 30, 2011	December 31, 2010
Equities
Purchase of Trimark business	$10.1	$10.1
Purchase of Tradetech business	3.0	3.0
Purchase of Donaldson business	3.6	3.6
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5
Purchase of Direct Trading business	43.8	43.8
Purchase of EdgeTrade business	51.7	51.7
Purchase of Astor business	12.1	12.1
Purchase of Kellogg DMM & LMM business units	9.1	9.0

Total	135.8	135.7

FICC
Purchase of Hotspot business	55.7	55.7
Purchase of ValuBond business	14.2	14.2
Purchase of Libertas business	114.3	114.3
Purchase of Urban business	17.8	17.8

Total	202.0	202.0

Corporate
Other	1.0	1.0

Total	1.0	1.0

Consolidated Total	$338.8	$338.7

Intangible assets primarily represent client relationships and are amortized over their remaining useful lives, the majority of which have been determined to range from two to 20 years. The weighted average remaining life of the Company’s intangible assets at June 30, 2011 and December 31, 2010 is approximately 11 and 10 years, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following tables summarize the Company’s Intangible assets, net of accumulated amortization as of June 30, 2011 and December 31, 2010 by segment and type (in millions):

Intangible Assets		June 30, 2011	December 31, 2010
Equities
Customer and broker relationships		$19.4	$21.4
Trade names		3.3	3.5
Other		17.8	18.7

Total		40.6	43.6

FICC
Customer and broker relationships		37.6	40.8
Trade names		4.5	4.7
Other		5.3	6.3

Total		47.5	51.7

Corporate
Other		13.7	14.5

Total		13.7	14.5

Consolidated Total		$101.8	$109.8

		June 30, 2011	December 31, 2010
Customer and broker relationships(1)	Gross carrying amount	$95.1	$95.1
	Accumulated amortization	(38.0)	(32.8)

	Net carrying amount	57.1	62.2

Trade names(2)	Gross carrying amount	9.8	9.8
	Accumulated amortization	(2.0)	(1.7)

	Net carrying amount	7.8	8.1

Other(3)	Gross carrying amount	47.0	47.1
	Accumulated amortization	(10.1)	(7.7)

	Net carrying amount	36.9	39.4

Total	Gross carrying amount	151.9	152.0
	Accumulated amortization	(50.1)	(42.2)

	Net carrying amount	$101.8	$109.8

(1)	Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Libertas, Urban and Astor acquisitions. The weighted average remaining life is approximately 10 years as of June 30, 2011 and 11 years as of December 31, 2010. Lives may be reduced depending upon actual retention rates.
(2)	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Urban. The weighted average remaining life is approximately 13 years as of June 30, 2011 and December 31, 2010. During the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

second quarter of 2010, the “Libertas” trade name with an unamortized cost of $0.3 million was written off.
(3)	Other includes trading rights, technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately 11 and eight years as of June 30, 2011 and December 31, 2010, respectively.

Totals may not add due to rounding.

The following table summarizes the Company’s amortization expense relating to Intangible assets (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Amortization Expense	$4.0	$2.9	$7.9	$5.6

As of June 30, 2011, the following table summarizes the Company’s estimated amortization expense for future periods (in millions):

Amortization expense
Six months ending December 31, 2011	$7.7
Year ended December 31, 2012	15.3
Year ended December 31, 2013	12.7
Year ended December 31, 2014	10.4
Year ended December 31, 2015	8.2
Thereafter through December 31, 2030	44.9

$99.3

8. Long-Term Debt

The Company’s Long-Term Debt is summarized as follow as of June 30, 2011 and December 31, 2010 (in millions):

	June 30, 2011	December 31, 2010
Term Credit Agreement	$100.0	$-
Convertible Notes	317.6	311.1

	$417.6	$311.1

Credit Agreement

On June 29, 2011, the Company, as borrower, entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks. The Company, as guarantor, also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the Term Credit Agreement, the “Credit Agreements”) with the same consortium of banks with Knight Execution & Clearing Services LLC (“KECS”) and Knight Capital Americas, L.P. (“KCA”), as borrowers.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Term Credit Agreement

The proceeds of the Term Credit Agreement will be used for general corporate purposes. As of June 30, 2011, the Company has borrowed all the funds under the Term Credit Agreement. Borrowings under the Term Credit Agreement bear interest at variable rates as determined at the Company’s election, at LIBOR or a base rate, in each case, plus an applicable margin of (a) for each LIBOR loan, 2.50% or 3.00% per annum or (b) for each base rate loan, 1.50% or 2.00% per annum (in each case, depending on the Company’s leverage ratio). As of June 30, 2011, the interest rate was 2.69% per annum, which is based on the one month LIBOR rate plus 2.5%. Interest is paid quarterly. For the three and six months ended June 30, 2011, $13,000 of interest expense was recorded. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014.

Under the Term Credit Agreement, substantially all of the Company’s material subsidiaries, other than its foreign subsidiaries, excluded regulated subsidiaries (which include registered broker-dealer subsidiaries) and subsidiaries thereof (the “Guarantors”), guarantee the repayment of loans made pursuant to the Term Credit Agreement. The Term Credit Agreement is secured by substantially all of the assets of the Company and the Guarantors unless and until the Company obtains an investment grade rating.

Revolving Credit Agreement

The Revolving Credit Agreement comprises two classes of loans: Borrowing Base A and Borrowing Base B. The proceeds of the Borrowing Base A Loans are available to KECS and KCA and may be used to meet the short-term liquidity needs of KECS and KCA arising in the ordinary course of clearing and settlement activity. The proceeds of the Borrowing Base B Loans are only available to KECS and can only be used to fund National Securities Clearing Corporation (“NSCC”) Margin Deposits.

Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus (a) for each Borrowing Base A Loan, a margin of 1.50% per annum and (b) for Borrowing Base B Loans, a margin of 2.0% per annum. Interest is paid quarterly. As of June 30, 2011, there were no borrowings under the Revolving Credit Agreement. Any amounts borrowed under the Revolving Credit Agreement are repayable on June 27, 2012.

The Company is charged an annual commitment fee of 0.25% on the average daily amount of the unused portion of the Revolving Credit Agreement. For the three and six months ended June 30, 2011, the Company recorded $1,400 in commitment fees. Depending on each borrowing base, availability under the Revolving Credit Agreement is limited to either (i) a percentage of the market value of temporary positions pledged as collateral in the case of Borrowing Base A Loans, or (ii) a percentage of the clearing deposit required by the NSCC in the case of Borrowing Base B Loans.

Among other restrictions, the Credit Agreements include customary representations, warranties, affirmative and negative covenants related to (a) liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as requirements for maintaining minimum levels of tangible net worth (as defined) and regulatory capital

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(as defined), and (c) restrictions on investments, dispositions and other restrictions and events of default customary for financings of these types. As of June 30, 2011, the Company was in compliance with all covenants under the Credit Agreements.

Cash Convertible Senior Subordinated Notes

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

The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In connection with the issuance of the Notes, the Company recognized an original issue discount of $73.8 million which is being accreted to interest expense over the term of the Notes, resulting in an effective annual interest rate of the Notes of approximately 7.9%. The Notes, net of original issue discount are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition. As of June 30, 2011 the net balance was $317.6 million.

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

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are expected generally to reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by the Company upon the cash conversion of the Notes under certain conditions. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of June 30, 2011, the fair value of the purchased call options was $11.7 million.

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

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of June 30, 2011 the fair value of the embedded conversion derivative was $11.7 million.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company recorded expenses with respect to the Notes as follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest expense	$6.7	$6.4	$13.1	$7.5
Amortization of debt issuance cost(1)	0.4	0.4	0.9	0.5

Total	$7.1	$6.8	$14.0	$8.0

(1)	Included in Other expense.

Concurrent with the Notes offering, the Company repaid the amounts outstanding under the $140.0 million credit agreement originally entered into on October 9, 2007. Approximately $0.5 million of interest expense relating to the credit agreement was recorded for the six months ended June 30, 2010.

9. Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	For the three months ended June 30,
	2011	2010
Net Income	$17.6	$54.4
Other comprehensive income (loss):
Cumulative translation adjustment	0.1	(0.4)

Comprehensive income	$17.7	$54.0

	For the six months ended June 30,
	2011	2010
Net Income	$48.1	$82.2
Other comprehensive income (loss):
Cumulative translation adjustment	(0.2)	(4.7)

Comprehensive income	$47.9	$77.5

10. Stock-Based Compensation

The Knight Capital Group, Inc. 2010 Equity Incentive Plan (“2010 Plan”) was established to provide long-term incentive compensation to employees and directors of the Company. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, stock appreciation rights, restricted stock and restricted stock units (collectively, the “awards”), as defined by the 2010 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the 2010 Plan also limits the number of awards that may be granted to a single individual. The 2010 Plan replaced prior stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical stock plans. However, the terms and conditions of any outstanding equity grants under the historical stock plans were not affected. As

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

of June 30, 2011, the Company has not issued any stock appreciation rights. In addition, the Company established the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”)(along with the 2010 Plan, the “Stock Plans”) which is used under limited circumstances for equity grants to new hires.

Unvested awards granted before September 1, 2010 are canceled if employment is terminated for any reason before the end of the relevant vesting period. For annual incentive awards granted after September 1, 2010, full vesting is given where an employee has been terminated without cause by the Company. For all other awards granted after September 1, 2010 unvested awards are generally canceled if employment is terminated for any reason before the end of the relevant vesting period.

Restricted Shares and Restricted Stock Units

Eligible employees and directors may receive restricted shares and/or restricted stock units (collectively “restricted awards”) as a portion of their total compensation. The majority of restricted awards vest ratably over three years. During 2009, the Company established the Inducement Plan, and issued 197,000 restricted shares as inducement awards pursuant to this plan during the six months ended June 30, 2010. These shares were issued out of treasury and vest ratably over three years. The Company did not issue any awards pursuant to the Inducement Plan during the six months ended June 30, 2011. The Company has also issued restricted awards that vest based upon the market price of Knight’s common stock reaching a certain price for a specified period of time (“Market Shares”). There were no Market Shares granted in 2011 or 2010. The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Compensation expense relating to restricted awards, primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in millions):

	For the three months ended June 30,
	2011	2010
Restricted award compensation expense	$12.8	$13.3

Income tax benefit	$5.0	$5.3

	For the six months ended June 30,
	2011	2010
Restricted award compensation expense	$27.5	$26.3

Income tax benefit	$10.8	$10.5

The following table summarizes restricted awards activity during the six months ended June 30, 2011 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2011	1,154.7	$16.60	6,329.1	$15.08
Granted	-	-	5,286.9	13.84
Vested	(715.1)	16.69	(1,555.9)	16.92
Forfeited	(16.0)	15.73	(1,753.3)	14.92

Outstanding at June 30, 2011	423.6	$16.47	8,306.7	$14.57

There is $78.7 million of unamortized compensation related to unvested restricted awards outstanding at June 30, 2011. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 2.0 years.

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at an exercise price not less than market value, which the Stock Plans define as the average of the high and low sales price on the business day prior to the grant date. Options generally vest ratably over a three- or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees and directors in their stock options upon retirement and in certain other circumstances. The Company’s policy is to issue new shares upon share option exercises by its employees and directors.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. The Company did not grant any options during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company granted 1.2 million options to employees. Based on the results of the model, the weighted-average fair value of the stock options granted during the six months ended June 30, 2010 was $4.93.

Compensation expense relating to stock options, all of which was recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in millions):

	For the three months ended June 30,
	2011	2010
Stock option compensation expense	$0.2	$0.7

Income tax benefit	$0.1	$0.3

	For the six months ended June 30,
	2011	2010
Stock option compensation expense	$0.7	$1.8

Income tax benefit	$0.3	$0.7

The following table summarizes stock option activity during the six months ended June 30, 2011 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2011	3,739.9	$14.06
Granted at market value	-	-
Exercised	(61.7)	10.44
Forfeited or expired	(668.2)	16.76

Outstanding at June 30, 2011	3,010.0	$13.53

Exercisable at June 30, 2011	2,386.0	$12.91

Available for future grants at June 30, 2011*	9,001.0

Totals may not add due to rounding.
*	Represents both options and awards available for grant

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

There is $2.2 million of unrecognized compensation related to unvested stock options outstanding at June 30, 2011. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.5 years.

11. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	4.3%	4.8%	4.0%	4.6%
Nondeductible charges and other, net	0.4%	0.5%	0.2%	0.2%

Actual income tax rate	39.7%	40.3%	39.2%	39.8%

At June 30, 2011, the Company had $1.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of June 30, 2011, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2009, and to non-U.S. income tax examinations for the tax years 2007 through 2009. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2009. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

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

12. Writedown of Assets and Lease Loss Accrual

The Writedown of assets and lease loss accrual was $1.0 million for the three months ended June 30, 2010 and $0.9 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively.

In the first quarter of 2011, the Company recorded a lease loss accrual of $0.9 million related to excess office space in New York City.

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

Losses from discontinued operations, net of tax are presented in the following table (in millions):

	For the three months ended June 30,
	2011	2010
Revenues	$0.0	$(0.1)

Pre-tax gain (loss) from discontinued operations	$(0.1)	$(0.0)
Income tax expense	(0.1)	(0.0)

Loss from discontinued operations, net of tax	$(0.2)	$(0.0)

Totals may not add due to rounding.

	For the six months ended June 30,
	2011	2010
Revenues	$0.1	$0.0

Pre-tax gain (loss) from discontinued operations	$(0.0)	$(0.2)
Income tax expense	(0.3)	(0.2)

Loss from discontinued operations, net of tax	$(0.3)	$(0.3)

Totals may not add due to rounding.

Loss from discontinued operations had no effect on the basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Assets and liabilities related to discontinued operations which are recorded in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition are presented in the following table (in millions):

	June 30, 2011	December 31, 2010

Assets:
Cash and cash equivalents	$0.8	$0.8
Deferred compensation and other assets	1.8	2.9

Total assets	$2.6	$3.7

Liabilities:
Accrued compensation expense	$1.5	$2.5
Accrued expenses and other liabilities	1.4	1.6

Total liabilities	$2.9	$4.1

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2011 and 2010 (in millions, except per share data):

	For the three months ended June 30,
	2011		2010
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$17.6	92.5	$54.4	89.4
Effect of dilutive stock based awards	-	2.2	-	4.1

Income and shares used in diluted calculations	$17.6	94.7	$54.4	93.5

Basic earnings per share		$0.19		$0.61

Diluted earnings per share		$0.19		$0.58

	For the six months ended June 30,
	2011		2010
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$48.1	92.2	$82.2	89.5
Effect of dilutive stock based awards	-	2.7	-	4.4

Income and shares used in diluted calculations	$48.1	94.9	$82.2	93.9

Basic earnings per share		$0.52		$0.92

Diluted earnings per share		$0.51		$0.88

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.9 million and 2.4 million for the three months ended June 30, 2011 and 2010, respectively, and 2.0 million and 2.2 million for the six months ended June 30, 2011 and 2010, respectively.

15. Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three and six months ended June 30, 2011 and 2010, respectively.

16. Commitments and Contingent Liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company is subject to several of these matters at the present time.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Accounting Standards Codification 450, Contingencies, (“ASC 450”) requires a loss contingency to be accrued by a charge to income when available information indicates that it is probable that a loss has been incurred, and when the amount of loss can be reasonably estimated. In cases where such accrual criteria are not met, ASC 450 requires the disclosure of contingency when there is at least a “reasonable possibility” that a loss may have been incurred. Under ASC 450 an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”

In February 2011, three employees of the Company’s Electronic Trading Group voluntarily resigned. Each employee was and is subject to written employment agreements that contain post-employment obligations including non-disclosure of confidential and trade secret information, along with payout provisions for termination without cause. In May 2011, the Company and one of its subsidiaries filed suit in the United States District Court for the District of New Jersey against one of the former employees for breach of contract, unfair competition, and misappropriation of trade secrets based on his inevitable disclosure of the Company’s trade secret information by commencing work with a competitor. In addition, the Company seeks in this lawsuit a declaratory judgment that it has no obligation to pay the former employee under his written agreements. On July 28, 2011, the former employee filed suit in United States District Court for the Northern District of California alleging breach of contract and seeking a declaratory judgment that the Company and one of its subsidiaries has an obligation to pay the employee under his written agreements. Further, the other two former employees who also resigned in February 2011 filed a demand for arbitration on June 1, 2011 with the Financial Industry Regulatory Authority (“FINRA”), claiming monies allegedly owed under their respective written employment agreements with the Company. All three former employees contend that the Company terminated them without cause, and thus, they are entitled to payouts based on breach of contract, alleged violation of New York and Delaware wage and hour statutes, and unjust enrichment. However, the Company believes it has substantial legal and factual defenses to these claims, and intends to vigorously defend each action.

As of June 30, 2011, the Company has not recorded a reserve for these matters as it does not believe that the criteria for accruing a loss pursuant to ASC 450 have been met. However, management has estimated the range of reasonably possible loss to be between $0 to $40 million, of which the $40 million figure is the approximate amount of money damages claimed by the former employees (exclusive of liquidated damages, attorneys’ fees, interest and costs).

The Company is also subject to claims, lawsuits, arbitrations, regulatory examinations and other proceedings where the results of these matters cannot be predicted, and the Company cannot estimate a possible range of loss for these matters at this time. The determination of the outcome and loss estimates requires significant judgment on the part of management. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition, cash flows and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition, cash flows or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $4.8 million and $4.5 million for the three months ended June 30, 2011 and 2010, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the six months ended June 30, 2011 and 2010, rental expense from continuing operations under the office leases was $9.8 million and $8.7 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of June 30, 2011, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Six months ending December 31, 2011	$11.7	$0.6	$11.1	$16.5
Year ending December 31, 2012	24.1	1.4	22.7	18.9
Year ending December 31, 2013	22.4	1.4	21.0	-
Year ending December 31, 2014	21.2	1.4	19.7	-
Year ending December 31, 2015	20.4	1.4	19.0	-
Thereafter through August 31, 2023	117.3	3.0	114.3	-

	$217.1	$9.2	$207.9	$35.4

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2011, the Company has provided a letter of credit for $2.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

During the normal course of business, the Company may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.

The following tables summarize the Company’s futures contract activity (in millions):

Futures Contracts	Statements of Financial Condition Location	Fair Value of asset or (liability) as of
		June 30, 2011	December 31, 2010
Notional Value	Not Applicable	$(215.0)	$(64.6)

Fair Value	Receivable from (Payable to) brokers, dealers and clearing organizations	$0.6	$(0.3)

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Futures Contracts	Statements of Operations Location	Gain (Loss) Recognized For the three months ended June 30,
		2011	2010
Unrealized gain (loss)	Net trading revenue	$0.6	$(0.4)

Futures Contracts	Statements of Operations Location	Gain (Loss) Recognized For the six months ended June 30,
		2011	2010
Unrealized gain (loss)	Net trading revenue	$(0.3)	$(1.2)

17. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market maker of equities and options, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker-dealers and institutional counterparties primarily located in the United States. The Company clears a portion of its securities transactions through third party clearing brokers. Foreign transactions are settled pursuant to global custody and clearing agreements with major U.S. banks. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers, broker-dealer and institutional counterparties. The Company’s policy is to monitor the credit standing of counterparties with which it conducts business.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

18. Business Segments

The Company has three operating segments: Equities, FICC and Corporate.

The Equities segment includes global market-making and institutional sales and trading in equities, ETFs, options and futures. In the course of market-making and trading, Equities provides capital facilitation as well as a range of complementary services including research and commission management. The Equities segment also provides equity capital markets and asset management services. The FICC segment includes research, sales and trading in global fixed income, as well as electronic trading in fixed income and foreign exchange. FICC, through its Knight Fixed Income business, publishes research reports across several sectors in the Americas, United Kingdom, Hong Kong and emerging markets evaluating corporate risk, interest rate risk and individual issuers. FICC also provides debt capital markets services and originates HECMs, commonly referred to as reverse mortgages, and securitizes HECMs into HMBS. The Corporate segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other expenses that are not attributable to the Equities and FICC segments. The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in millions):

	Equities	FICC	Corporate	Consolidated Total
For the three months ended June 30, 2011:
Revenues	$236.4	$88.4	$1.2	$326.0
Pre-tax earnings	32.9	13.9	(17.4)	29.5
Total assets(1)	4,428.1	1,507.1	489.4	6,424.6

For the three months ended June 30, 2010:
Revenues	$305.0	$60.4	$0.9	$366.3
Pre-tax earnings	111.3	0.9	(21.0)	91.1
Total assets(1)	3,725.0	325.9	307.6	4,358.5

For the six months ended June 30, 2011:
Revenues	$502.4	$159.6	$3.8	$665.8
Pre-tax earnings	97.6	16.1	(34.2)	79.5
Total assets(1)	4,428.1	1,507.1	489.4	6,424.6

For the six months ended June 30, 2010:
Revenues(2)	$524.4	$128.2	$(2.0)	$650.5
Pre-tax earnings	167.8	9.0	(39.7)	137.1
Total assets(1)	3,725.0	325.9	307.6	4,358.5

Totals may not add due to roundings.

(1)	Total assets do not include Assets within discontinued operations of $2.6 million and $10.7 million at June 30, 2011 and 2010, respectively.
(2)	Included in FICC revenues for the six months ended June 30, 2010 are fees of $2.9 million resulting from the Company acting as joint lead manager in its Note offering (see Footnote 8 “Long-Term Debt”). An offsetting elimination was included in Corporate revenues to eliminate this fee for consolidation purposes.

19. Subsequent Event

On August 4, 2011, the Company announced a corporate restructuring designed to lower operating expenses and improve financial performance. As part of the restructuring, which was commenced on August 3, 2011 and will be completed by the end of the third quarter, the Company will reduce its workforce by approximately 6% of staff worldwide, cancel more than 40 replacement hires and discontinue certain initiatives such as global program trading. Additionally, the Company has eliminated or reassigned all institutional equities staff in Hong Kong and will close its current Hong Kong office.

In connection with the restructuring, the Company expects that it will incur during the third quarter of 2011 a total estimated pre-tax charge between $21 million and $27 million (across both the Equities and FICC segments), broken down as follows:

•	Employee severance and other employee benefit costs between $12 million and $16 million;

•	Hong Kong asset writedown, lease and contract termination costs between $4 million and $6 million; and

•	Capitalized software and intangible asset writedown costs of approximately $5 million.

Although the Company believes that these estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” in Part II and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks related to the announced corporate restructuring, including the ability to recognize anticipated cost savings, the possibility of unexpected costs or expenditures, and the impact of the restructuring on the Company’s businesses and results of operations, risks associated with changes in market structure, legislative or regulatory rule changes, risk related to the performance of the Company’s Electronic Trading Group, and the costs, integration, performance and operation of the businesses acquired or developed organically, or that may be acquired or developed organically in the future, by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

Executive Overview

We are a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms and corporations. We seek to continually apply our expertise and innovation to the trade execution process to build lasting client relationships through consistent performance and superior client service. We also provide capital markets services to corporate issuers and private companies. We have three operating segments, (i) Equities, (ii) Fixed Income, Currencies and Commodities (“FICC”) and (iii) Corporate.

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

•

FICC – Our FICC segment includes research, sales and trading in global fixed income, as well as electronic trading in fixed income and foreign exchange. FICC, through its Knight Fixed Income business, publishes reports across several sectors in the Americas, United Kingdom, Hong Kong and emerging markets evaluating corporate risk, interest rate risk and individual issuers. FICC also provides debt capital markets services and originates and securitizes home equity conversion mortgages (“HECMs”), commonly referred to as reverse mortgages, into Government National Mortgage Association (“GNMA”) securities.

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

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings from our segments and on a consolidated basis (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Equities
Revenues	$236.4	$305.0	$502.4	$524.4
Expenses	203.4	193.7	404.8	356.6

Pre-tax earnings	32.9	111.3	97.6	167.8

FICC
Revenues	88.4	60.4	159.6	128.2
Expenses	74.5	59.5	143.5	119.2

Pre-tax earnings	13.9	0.9	16.1	9.0

Corporate
Revenues	1.2	0.9	3.8	(2.0)
Expenses	18.7	21.9	38.0	37.7

Pre-tax loss	(17.4)	(21.0)	(34.2)	(39.7)

Consolidated
Revenues	326.0	366.3	665.8	650.5
Expenses	296.5	275.1	586.2	513.4

Pre-tax earnings	$29.5	$91.1	$79.5	$137.1

Totals	may not add due to rounding.

Consolidated Revenues for the three months ended June 30, 2011 decreased $40.3 million, or 11.0%, from the same period a year ago, while Consolidated Expenses increased $21.4 million, or 7.8% Consolidated Pre-tax earnings for the three months ended June 30, 2011 decreased $61.7 million, or 67.7%, from the same period a year ago.

Consolidated Revenues for the six months ended June 30, 2011 increased $15.2 million, or 2.3%, from the same period a year ago, while Consolidated Expenses increased $72.8 million, or 14.2%. Consolidated Pre-tax earnings for the six months ended June 30, 2011 decreased $57.5 million, or 42.0%, from the same period a year ago.

The changes in our Pre-tax earnings by segment from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 are summarized as follows:

•

Equities – Our Pre-tax earnings from Equities for the three months ended June 30, 2011 decreased by $78.3 million, or 70.4%, from the comparable period in 2010. Our Pre-tax earnings from Equities for the six months ended June 30, 2011 decreased by $70.2 million, or 41.8%, from the comparable period in 2010. The decreases are primarily due to a significant decrease in market volumes and volatility which resulted in lower trading performance in our global market-making activities, lower equity volumes, decreased average revenue capture per U.S. equity dollar value traded and higher expenses due to increased volume-based transaction and regulatory fees, additional compensation costs associated with overall growth and additional costs related to initiatives including international growth and expansion of our product offering including research and options.

•

FICC – Our Pre-tax earnings from FICC for the three months ended June 30, 2011 increased by $13.0 million from the comparable period in 2010. Our Pre-tax results from FICC for the six months ended June 30, 2011 increased by $7.1 million, or 79.5%, from the comparable period in 2010. The increase is primarily due to earnings from our Urban business, which we acquired in July 2010, increased contributions from debt capital markets and higher volumes and earnings from our Hotspot FX and Knight BondPoint businesses offset, in part, by a decrease in volumes in our institutional fixed income business.

•

Corporate – Our Pre-tax loss from our Corporate segment for the three months ended June 30 2011 decreased by $3.6 million, or 17.2%, from the comparable period in 2010. Our Pre-tax loss from our Corporate segment for the six months ended June 30, 2011 decreased by $5.5 million, or 13.8%, from the comparable period in 2010. The decrease is primarily due to, lower compensation cost, reduced professional fees and the elimination of $2.9 million of revenue within FICC related to the Cash Convertible Senior Subordinated Notes (“Notes”) offering in March 2010 offset, in part, by higher interest expense related to our Notes and for the six months ended June 30, 2011, gains from our strategic investments.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors. These factors include, among other things, market conditions and the resulting volatility and credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our market-making and program trading portfolios; the performance of our non-client principal trading models; movements of credit spreads; HECM orgination and HMBS securitization volumes; the performance of our global operations; costs associated with our global expansion and domestic growth; the effectiveness of our self-clearing platform and our ability to manage risk related thereto; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow, changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; legislative, legal and regulatory changes; legal and regulatory matters or proceedings; geopolitical risk; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in market share, growth and profitability in our Equities and FICC segments. If demand for our services declines due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

Trends

Global Economic Trends

Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid equity and debt markets and the level of trading volumes and volatility in such markets.

During the quarter ended June 30, 2011, volatility levels across equity markets remained relatively stable as compared to the previous quarter, while in the debt markets, credit spreads tightened. Overall, there are still concerns about the outlook for global growth, inflation and declining asset values.

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

•

Equity and FICC transaction volumes executed by broker-dealers have fluctuated over the past few years due to retail and institutional investor sentiment, market conditions and a variety of other factors. Equities and FICC transaction volumes may not be sustainable and are not predictable.

•

Over the past several years several exchanges have consolidated, and market participants have created alternative trading systems (“ATS”), electronic communication networks (“ECN”) and other execution venues which compete within the OTC and listed trading venues. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market-making firms competing for retail and institutional order flow. Further, many broker-dealers are offering their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

•

Over the past few years, market structure changes, competition, market conditions and a steady increase in electronic trading have resulted in a reduction in institutional commission rates and volumes which may continue in the future. Additionally, many institutional clients allocate commissions to broker-dealers based not only on the quality of executions, but also in exchange for research, or soft dollar and commission recapture programs.

•

There continues to be growth in equity electronic trading, as evidenced by increased volumes over the past few years in direct market access platforms, algorithmic and program trading, high frequency trading and ECNs and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow and may reduce demand for traditional institutional voice services.

•

Market structure changes, competition and technology advancements have also led to a dramatic increase in electronic message traffic. These increases in message traffic place heavy strains on the technology resources, bandwidth and capacities of market participants.

•

There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress have raised various concerns about the regulatory structure of the U.S. capital markets and have asked the SEC to take a close look at the regulatory structure and make the changes necessary to insure the rule framework governing the U.S. capital markets is comprehensive and complete. The SEC has stated that it will propose and adopt rules where necessary, on a variety of marketplace trading issues – including, but not limited to: high frequency trading, indications of interest, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, co-location, sponsored access, short sales, consolidated audit trails, market volatility rules – including, circuit breakers and limit-up, limit-down rules. In addition, the SEC is considering proposals relating to self-funding, and we expect increases, possibly substantial, in Section 31 fees.

•

On July 21, 2010, the Dodd-Frank Act was enacted into law marking a significant change to the regulation of the financial services industry. This legislation affects nearly all financial institutions that operate in the U.S. While the weight of the Dodd-Frank Act falls more heavily on large, complex financial institutions, smaller institutions will also face a more complicated and expensive regulatory framework.

•

Reverse mortgages can be a cost-effective way to help seniors (age 62 and older) meet their financial needs in retirement, by enabling them to tap the equity in their home. Reverse mortgages are increasing in popularity with seniors who have equity in their homes and want to supplement their income. This trend may continue as the Baby Boomer generation enters retirement age. However, there is no guarantee that this trend, current volumes, or the referenced popularity will continue.

•

In 2011, the two largest reverse mortgage originators exited the reverse mortgage business. Declining home values and the inability to assess borrowers’ financial health were cited as factors contributing to their respective decisions. In January 2011, the U.S. Department of Housing and Urban Development (“HUD”) provided loss mitigation guidance for the resolution of HECMs that are delinquent due to, among other things, unpaid property charges. HUD also discussed what steps lenders could take to get mortgagors back on track (e.g., establishing a repayment plan). HUD noted that foreclosure is and must remain a method of last resort for the resolution of unpaid property charges, It has also been reported that HUD is developing procedures that would allow lenders to assess a prospective borrower’s income and expenses, and possibly require homeowners to set aside money to pay for taxes and insurance. However, no guidance has yet been published.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from our Equities and FICC segments.

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity, fixed income and foreign exchange transaction volumes with institutional clients, changes in commission rates, loan origination and securitization volumes, assets under management and the level of our soft dollar and commission recapture activity.

Trading profits and losses on principal transactions primarily relate to our global market-making activities and are included within Net trading revenue. These revenues are primarily affected by changes in the amount and mix of equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, development of, and enhancement to, our market-making models, performance of our non-client principal trading models that interact with street flow, volatility in the marketplace, our mix of sell- and buy-side clients, regulatory changes and evolving industry customs and practices.

Interest income, net is earned from our cash held at banks, cash held in trading accounts at third party clearing brokers and from collateralized financing arrangements, such as stock borrowing as well as carry interest on loans and bonds held. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and third party clearing brokers, our level of securities positions in which we are long compared to our securities positions in which we are short, and the extent of our collateralized financing arrangements.

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

Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities and options transactions, transaction fees paid to Nasdaq and other exchanges, clearing organizations and regulatory bodies, and execution fees paid to third parties, primarily for executing trades on the NYSE and other exchanges, and for executing orders through ECNs.

Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, changes in execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies.

Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and options. Payments for order flow also include fees paid to third party brokers with respect to Urban wholesale loan production. Payments for order flow fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, Urban loan production and mix, our profitability, the mix of market orders and limit orders, and customer mix.

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

Interest expense consists primarily of costs associated with our long-term debt and for collateralized financing arrangements such as stock lending and sale of financial instruments under our agreements to repurchase.

Business development consists primarily of costs related to sales and marketing, advertising, conferences and relationship management.

Occupancy and equipment rentals consist primarily of rent and utilities related to leased premises and office equipment.

Professional fees consist primarily of legal, accounting and consulting fees.

Other expenses include corporate insurance, employment fees, general office expense and reserves associated with our GNMA issuances.

Three Months Ended June 30, 2011 and 2010

Revenues

Equities

	For the three months ended June 30,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$113.1	$116.9	$(3.8)	-3.3%
Net trading revenue (millions)	124.3	188.1	(63.8)	-33.9%
Interest, net (millions)	(1.2)	(0.3)	(0.9)	N/M
Investment income and other, net (millions)	0.1	0.3	(0.2)	N/M

Total Revenues from Equities (millions)	$236.4	$305.0	$(68.6)	-22.5%

Average daily U.S. equity dollar value traded ($ billions)	26.9	31.5	(4.6)	-14.5%
Average daily U.S. equity trades (thousands)	3,765.6	4,335.5	(569.8)	-13.1%
Nasdaq and Listed equity shares traded (billions)	55.5	83.0	(27.5)	-33.2%
OTC Bulletin Board and Pink Sheet shares traded (billions)	263.2	682.1	(418.8)	-61.4%
Average revenue capture per U.S. equity dollar value traded (bps)	1.15	1.28	(0.13)	-10.1%
Average daily Knight Direct equity shares (millions)	162.2	164.3	(2.1)	-1.3%

Totals may not add due to rounding.
N/M – Not meaningful

Total revenues from the Equities segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, decreased 22.5% to $236.4 million for the three months ended June 30, 2011, from $305.0 million for the comparable period in 2010. Revenues for the three months ended June 30, 2011 were negatively impacted by lower equity market volumes and volatility which negatively impacted our trading performance from our global market-making activities and decreased average revenue capture per U.S. equity dollar value traded offset, in part, by growth of our listed derivatives and options market-making businesses.

Average revenue capture per U.S. equity dollar value traded was 1.15 basis points (“bps”) for the second quarter of 2011, down 10.1% from the second quarter of 2010. The primary drivers for the decrease in revenue capture were lower market place volatility, heightened competition, ongoing investments in price improvement and execution quality, the change in mix of our order flow and higher regulatory fees. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees) (collectively “Domestic Equity Trading Revenues”), divided by the total dollar value of the related equity transactions. Domestic Equity Trading Revenues were $195.2 million and $253.9 million for the three months ended June 30, 2011 and 2010, respectively. Domestic Equity Trading Revenues do not include revenues from our international and Knight Direct businesses.

FICC

	For the three months ended June 30,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$82.4	$60.7	$21.7	35.7%
Net trading revenue (millions)	1.5	(0.1)	1.6	N/M
Interest, net (millions)	3.0	(0.4)	3.4	N/M
Investment income and other, net (millions)	1.6	0.2	1.4	N/M

Total Revenues from FICC (millions)	$88.4	$60.4	$28.0	46.4%

Average daily Hotspot FX notional dollar value traded ($ billions)	63.0	40.2	22.8	56.7%

Totals may not add due to rounding.
N/M – Not meaningful

Total revenues from the FICC segment, which primarily comprises Commissions and fees, increased 46.4% to $88.4 million for the three months ended June 30, 2011, from $60.4 million for the comparable period in 2010. Revenues were positively impacted by revenues from our Urban business, which we acquired in July 2010, increased contributions from debt capital markets and higher volumes and earnings from our Hotspot FX and Knight BondPoint businesses.

Corporate

	For the three months ended June 30,
	2011	2010	Change	% of Change
Total Revenues from Corporate (millions)	$1.2	$0.9	$0.4	39.0%

Total revenues from the Corporate segment, which primarily represent gains or losses on strategic investments and deferred compensation investments related to certain employees and directors, increased 39.0% to $1.2 million for the three months ended June 30, 2011, from $0.9 million for the comparable period in 2010. Our strategic investments had a net loss of $0.2 million for the three months ended June 30, 2011 as compared to a net gain of $0.5 million for the comparable period in 2010.

Expenses

Employee compensation and benefits expense decreased to $140.1 million for the three months ended June 30, 2011 from $158.7 million for the comparable period in 2010. As a percentage of total revenue, Employee compensation and benefits decreased slightly to 43.0% for the three months ended June 30, 2011, from 43.3% for the comparable period in 2010. The decrease on a dollar basis was primarily due to lower profitability from our global market making business within our Equities segment, offset by increased headcount.

The number of full time employees increased to 1,465 at June 30, 2011, from 1,207 at June 30, 2010, primarily due to the acquisitions of Urban, the Designated Market Maker (“DMM”) and ETF Lead Market Maker (“LMM”) business units of Kellogg and Astor, staff additions relating to our move to self clearing, the growth and expansion in our international business and expanded domestic product offerings.

Execution and clearance fees increased 23.6% to $58.7 million for the three months ended June 30, 2011, from $47.5 million for the comparable period in 2010, primarily due to increased exchange fees, higher volume in options and non-equity products, higher foreign trading costs and higher regulatory fees offset, in part, by the benefit of self-clearing U.S. equities. As a percentage of total revenue, Execution and clearance fees increased to 18.0% for the three months ended June 30, 2011, from 13.0% for the comparable period in 2010 primarily due to the decrease in revenue capture. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $22.3 million for the three months ended June 30, 2011, from $11.1 million for the comparable period in 2010. As a percentage of total revenue, Payments for order flow increased to 6.9% for the three months ended June 30, 2011, from 3.0% for the comparable period in 2010. This expense increased primarily due to the growth of our options market-making business and increased fees paid to third party brokers with respect to Urban wholesale loan production. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, Urban loan production, client and product mix, profitability, and competition.

Writedown of assets and lease loss accrual was $1.0 million for the three months ended June 30, 2010, comprising $0.3 million for the discontinued use of the Libertas trade name and $0.7 million relating to excess real estate capacity. There were no writedown of assets and lease loss accrual for the three months ended June 30, 2011.

All other expenses increased by 32.6%, or $18.5 million, to $75.3 million for the three months ended June 30, 2011 from $56.8 million for the comparable period in 2010. Interest expense increased primarily due to our increased stock lending activity. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Depreciation and amortization expense increased primarily due to fixed asset purchases, greater capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our expansion efforts. Professional fees increased due to higher consulting expenses. Other expenses increased due to reserves associated with our GNMA issuances, higher recruiting fees and other administrative expenses.

Our effective tax rate of 39.7% and 40.3% for the three months ended June 30, 2011 and 2010, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Six Months Ended June 30, 2011 and 2010

Revenues

Equities

	For the six months ended June 30,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$231.4	$211.7	$19.7	9.3%
Net trading revenue (millions)	273.5	312.6	(39.1)	-12.5%
Interest, net (millions)	(2.7)	(0.1)	(2.6)	N/M
Investment income and other, net (millions)	0.2	0.2	(0.0)	N/M

Total Revenues from Equities (millions)	$502.4	$524.4	$(22.0)	-4.2%

Average daily U.S. equity dollar value traded ($ billions)	27.9	29.1	(1.2)	-4.1%
Average daily U.S. equity trades (thousands)	3,832.5	4,021.0	(188.5)	-4.7%
Nasdaq and Listed equity shares traded (billions)	119.4	154.7	(35.3)	-22.8%
OTC Bulletin Board and Pink Sheet shares traded (billions)	587.1	1,235.4	(648.3)	-52.5%
Average revenue capture per U.S. equity dollar value traded (bps)	1.19	1.20	(0.01)	-1.1%
Average daily Knight Direct equity shares (millions)	163.7	138.2	25.5	18.5%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Equities segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, decreased 4.2% to $502.4 million for the six months ended June 30, 2011, from $524.4 million for the comparable period in 2010. Revenues for the six months ended June 30, 2011, were negatively impacted by lower equity market volumes and volatility, which negatively impacted our trading performance from our global market-making activities, decreased average revenue capture per U.S. equity dollar value traded offset, in part, by growth of our listed derivatives and options market-making businesses.

Average revenue capture per U.S. equity dollar value traded was 1.19 basis points (“bps”) for the first half of 2011, down 1.1% from the first half of 2010. The primary drivers for the decrease in revenue capture were a decrease in the performance of our trading strategies which were impacted by decreased market volumes and volatility, heightened competition and ongoing investments in price improvement and execution quality. Domestic Equity Trading Revenues were $416.0 million and $433.8 million for the six months ended June 30, 2011 and 2010, respectively. Domestic Equity Trading Revenues do not include revenues from our international and Knight Direct businesses.

FICC

	For the six months ended June 30,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$146.4	$128.1	$18.3	14.3%
Net trading revenue (millions)	4.0	0.3	3.7	N/M
Interest, net (millions)	7.0	(0.6)	7.7	N/M
Investment income and other, net (millions)	2.1	0.4	1.7	N/M

Total Revenues from FICC (millions)	$159.6	$128.2	$31.4	24.5%

Average daily Hotspot FX notional dollar value traded ($ billions)	59.1	36.5	22.6	61.8%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the FICC segment, which primarily comprises Commissions and fees, increased 24.5% to $159.6 million for the six months ended June 30, 2011, from $128.2 million for the comparable period in 2010. Revenues were positively impacted by revenues from our Urban business, which we acquired in July 2010, increased contributions from debt capital markets and higher volumes from our Hotspot FX and Knight BondPoint businesses offset, in part, by a $2.9 million intercompany fee relating to the placement of the Notes offering during the first quarter of 2010 and decreased volumes in our Knight Fixed Income business. Excluding the intercompany fee received from our Notes offering, total revenues increased 27.4% from $125.2 million for the six months ended June 30, 2010.

Corporate

	For the six months ended June 30,
	2011	2010	Change	% of Change
Total Revenues from Corporate (millions)	$3.8	$(2.0)	$5.8	N/M

N/M – Not meaningful

Total revenues from the Corporate segment, which primarily represent gains or losses on strategic investments and deferred compensation investments related to certain employees and directors, increased to net positive revenues of $3.8 million for the six months ended June 30, 2011, from net negative revenues of $2.0 million for the comparable period in 2010. During the first quarter of 2010, Corporate paid a $2.9 million fee to the FICC segment with respect to the offering of our Notes, which was eliminated in consolidation. Our strategic investments had a net gain of $1.4 million for the six months ended June 30, 2011 as compared to a net loss of $0.9 million for the comparable period in 2010.

Expenses

Employee compensation and benefits expense decreased to $289.1 million for the six months ended June 30, 2011 from $297.0 million for the comparable period in 2010. As a percentage of total revenue, Employee compensation and benefits decreased to 43.4% for the six months ended June 30, 2011, from 45.7% for the comparable period in 2010. The decrease on a dollar basis was primarily due to lower profitability from our global market making business within our Equities segment offset by increased headcount.

Execution and clearance fees increased 24.7% to $112.2 million for the six months ended June 30, 2011, from $90.0 million for the comparable period in 2010, primarily due to increased exchange fees, higher volume in options and non-equity products, higher foreign trading costs and higher regulatory fees offset, in part, by the benefit of self-clearing U.S. equities. As a percentage of total revenue, Execution and clearance fees increased to 16.9% for the six months ended June 30, 2011, from 13.8% for the comparable period in 2010. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $43.0 million for the six months ended June 30, 2011, from $22.1 million for the comparable period in 2010. As a percentage of total revenue, Payments for order flow increased to 6.5% for the six months ended June 30, 2011, from 3.4% for the comparable period in 2010. This expense increased primarily due to the growth of our options market-making business and increased fees paid to third party brokers with respect to wholesale loan production at Urban, which was acquired in July 2010. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, Urban loan production, client and product mix, profitability, and competition.

Writedown of assets and lease loss accrual was $0.9 million for six months ended June 30, 2011 relates to excess real estate capacity in New York City. Writedown of assets and lease loss accrual was $1.0 million for the six months ended June 30, 2010 comprising $0.3 million for the discontinued use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity.

All other expenses increased by 36.5%, or $37.7 million, to $141.0 million for the six months ended June 30, 2011 from $103.3 million for the comparable period in 2010. Interest expense increased primarily due to our Notes offering and our increased stock lending activity. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Depreciation and amortization expense increased primarily due to fixed asset purchases, greater capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our expansion efforts. Professional fees increased due to higher consulting expenses. Other expenses increased due to reserves associated with our GNMA issuances, higher recruiting fees and other administrative expenses.

Our effective tax rate of 39.2% and 39.8% for the six months ended June 30, 2011 and 2010, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

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

Loss from discontinued operations, net of tax, was $0.2 million and $44,000 for the three months ended June 30, 2011 and 2010, respectively, and $0.3 million for each of the six months ended June 30, 2011 and 2010. See Footnote 13 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

Subsequent Event

On August 4, 2011, we announced a corporate restructuring designed to lower operating expenses and improve financial performance. As part of the restructuring, which was commenced on August 3, 2011 and will be completed by the end of the third quarter, we will reduce our workforce by approximately 6% of staff worldwide, cancel more than 40 replacement hires and discontinue certain initiatives such as global program trading. Additionally, we have eliminated or reassigned all institutional equities staff in Hong Kong and will close our current Hong Kong office.

In connection with the restructuring, we expect to incur during the third quarter of 2011 a total estimated pre-tax charge between $21 million and $27 million (across both the Equities and FICC segments), broken down as follows:

•	Employee severance and other employee benefit costs between $12 million and $16 million;

•	Hong Kong asset writedown, lease and contract termination costs between $4 million and $6 million; and

•	Capitalized software and intangible asset writedown costs of approximately $5 million.

Although we believe that these estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of June 30, 2011, we had $6.43 billion in assets, 73.0% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers, dealers and clearing organizations, financial instruments owned and securities borrowed. Receivables from brokers, dealers and clearing organizations include interest bearing cash balances held with third party clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Financial instruments owned principally consist of equity securities that trade on the NYSE, NYSE Amex Equities and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board. Securities borrowed represents the value of cash or other collateral deposited with stock lenders to facilitate our trade settlement process.

Other assets primarily represent net deferred tax assets, deposits and other miscellaneous receivables.

Total assets increased $1.76 billion, or 37.6%, from $4.67 billion at December 31, 2010 to $6.43 billion at June 30, 2011. The majority of the increase in assets relates to the growth of our financial instruments owned and stock borrow and loan activity relating to self-clearing. Financial instruments owned increased by $1.13 billion, or 70.4%, from $1.60 billion at December 31, 2010, to $2.73 billion at June 30, 2011, due to the securitization of $557.7 million of Urban HECMs into GNMA securities, where the securitization is not accounted for as a sale under current accounting standards. Also contributing to the increase in financial instruments owned are the increases in the size of the securities inventory utilized in our equity and option market-making activities resulting from expansion of our strategies, increased loan inventory and, to a lesser extent, listed derivative activity. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Securities borrowed increased by $270.4 million, from $1.36 billion at December 31, 2010 to $1.63 billion at June 30, 2011. The growth of our securities borrowed is a by-product of our self-clearing activities. Receivable from brokers, dealers and clearing organizations increased by $207.0 million, from $476.2 million at December 31, 2010 to $683.1 million at June 30, 2011, due to increased deposits at third party clearing organizations as well as timing relating to trade date versus settlement date differences.

Total liabilities increased $1.69 billion, or 51.1%, from $3.31 billion at December 31, 2010 to $5.00 billion at June 30, 2011. The majority of the increase in liabilities relates to increases in Financial instruments sold, not yet purchased, Collateralized financings and Payable to brokers, dealers and clearing organizations. Financial instruments sold, not yet purchased increased by $585.3 million, or 44.6%, from $1.31 billion at December 31, 2010, to $1.90 billion at June 30, 2011, primarily due to an increase in the size of the securities inventory utilized in our equity and option market-making activities and for trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the increase in our long securities position. Collateralized financings increased by $950.2 million, or 90.6%, from $1.05 billion at December 31, 2010, to $2.00 billion at June 30, 2011 primarily due to the increased liability to the GNMA trust associated with the securitization of Urban HECMs into GNMA securities, where such securitization is not accounted for as a sale, as well as the increased lending activity to facilitate transaction settlements relating to self-clearing and loan origination. Payable to brokers, dealers and clearing organizations increased by $74.9 million, from $337.4 million at December 31, 2010 to $412.3 million at June 30, 2011, due to timing relating to trade date versus settlement date differences.

Stockholders’ equity increased by $65.1 million, from $1.36 billion at December 31, 2010 to $1.43 billion at June 30, 2011. The increase in stockholders’ equity from December 31, 2010 was primarily a result of earnings and stock-based compensation activity during the six months ended June 30, 2011.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, our long-term debt and other borrowings. At June 30, 2011, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of $105.1 million.

We have acquired several businesses over the last few years. In July 2008, we completed the acquisition of Knight Fixed Income’s business for $75.3 million, comprising $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the transaction included a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight Fixed Income during the three-year period following the closing of the transaction. Knight Fixed Income achieved its first and second year performance targets which entitled the sellers to receive a total of approximately $66.6 million of the aforementioned earn-out in the form of unregistered shares of Knight common stock. Knight Fixed Income did not achieve its third year performance target. As such, no further payments will be made to the sellers. In July 2010, we completed the acquisition of Urban for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.0 million. Urban achieved its first year performance target as of July 31, 2011. Therefore, the seller will receive $1.25 million split evenly between cash and unregistered shares of Knight common stock. In October 2010, we completed the acquisition of Astor for $18.0 million, comprising $10.8 million in cash and approximately 579,000 shares of unregistered Knight common stock valued at $7.2 million. In December 2010, we completed the acquisition of the DMM and LMM business units of Kellogg for $22.5 million in cash. We expect to fund the purchase price of any future acquisitions with our current cash position or, in some cases, through the issuance of our stock or debt.

Income from continuing operations before income taxes was $29.5 million and $91.1 million for the three months ended June 30, 2011 and 2010, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $12.9 million and $14.0 million for the three months ended June 30, 2011 and 2010 respectively. Depreciation expense was $3.8 million and $3.0 million for the three months ended June 30, 2011 and 2010, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $9.8 million and $6.8 million for the three months ended June 30, 2011 and 2010, respectively. There were no non-cash writedowns for the three months ended June 30, 2011. Non-cash writedown of assets and lease loss accrual for the three months ended June 30, 2010 was $1.0 million comprising of $0.3 million related to our decision to discontinue the use of the Libertas trade name and $0.7 million realated to excess real estate capacity.

Capital expenditures related to our continuing operations were $9.7 million and $8.5 million during the three months ended June 30, 2011 and 2010, respectively. Purchases of investments were $6.9 million and $5.4 million and distributions from investments were $1.5 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively. There were no payments relating to acquisitions of businesses, trading rights and other items for the three months ended June 30, 2011 and 2010.

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

In June 2011, we entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks. As of June 30, 2011, the Company has borrowed all the funds under the Term Credit Agreement and the interest rate was 2.69% per annum, which is based on the one month LIBOR rate plus 2.5%. Interest is paid quarterly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014. For the three months ended June 30, 2011, we recognized interest expense related to the Term Credit Agreement of $13,000. See Footnote 8 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding the Term Credit Agreement.

In June 2011, we also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement”) with Knight Execution & Clearing Services LLC and Knight Capital Americas, L.P., as borrowers, with the same consortium of banks. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus a margin ranging from 1.50%- 2.0% per annum. Interest is paid quarterly. As of June 30, 2011, there were no borrowings under the Revolving Credit Agreement. Any amounts borrowed under the Revolving Credit Agreement are repayable on June 27, 2012. We are charged an annual commitment fee of 0.25% on the average daily amount of the unused portion of the Revolving Credit Agreement. For the three months ended June 30, 2011, we recorded $1,400 in commitment fees. See Footnote 8 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding the Revolving Credit Agreement.

We have an authorized stock repurchase program of $1 billion. We did not repurchase any shares under the stock repurchase program during the second quarter of 2011. Through June 30, 2011, we had repurchased 71.7 million shares for $817.4 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had 100.3 million shares of Class A Common Stock outstanding as of June 30, 2011.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of June 30, 2011, all of our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at June 30, 2011, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas, L.P.	$162.5	$1.0	$161.5
Knight Execution & Clearing Services LLC	103.4	1.5	101.9

Our foreign registered broker-dealers are subject to certain financial resource requirements of either the Financial Services Authority (“FSA”) or the Securities and Futures Commission (“SFC”). The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at June 30, 2011 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$125.2	$43.1	$82.1

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Securitization activities – During the first quarter of 2011, we began securitizing HECMs under our GNMA issuance authority. We generally account for securitization and transfer of financial assets as sales when we have relinquished control over the transferred assets. When a transfer of assets does not meet the GAAP criteria for sale treatment, we continue to recognize the HECMs in Financial instruments owned, at fair value, and we recognize a corresponding liability recorded as Liability to GNMA trusts on the Consolidated Statements of Financial Condition. We have elected to record such liability at fair value.

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

As of June 30, 2011, our loans inventory, foreign currency forward contracts, investment in the Deephaven Funds, deferred compensation investments and certain mortgage-backed securities are also classified within Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of June 30, 2011 and December 31, 2010, we did not hold any financial instruments that met the definition of Level 3.

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

Goodwill

Goodwill of $338.8 million at June 30, 2011 primarily relates to our Equities and FICC segments. Goodwill primarily represents purchases of the businesses now operating as Knight Direct in our Equities segment and Hotspot FX, Knight BondPoint, Knight Fixed Income and Urban in our FICC segment. We test the goodwill in each of our operating segments for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable price-to-book multiples and discounted cash flow analyses) and we derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. We performed our annual test for impairment of goodwill in the second quarter of 2011 and determined that goodwill was not impaired at that time.

Intangible Assets

Intangible Assets with definite lives are amortized over their respective lives. Intangible assets, less accumulated amortization, of $101.8 million at June 30, 2011 are primarily attributable to our Equities and FICC segments. Substantially all intangible assets resulted from the purchases of the businesses now operating as Knight Direct, Hotspot FX, Knight BondPoint, Knight Fixed Income and Urban. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from four to 24 years. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the second quarter of 2010, we discontinued the use of the Libertas trade name. No other events occurred in 2010 or for the six months ended June 30, 2011 that would indicate that the carrying amounts of our amortizable intangible assets may not be recoverable, and we do not believe that our intangible assets were impaired at June 30, 2011.

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

Accounting Standards Updates

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that changes the existing rules for determining when a repurchase agreement should be accounted for as a sale of financial assets or a secured borrowing. Under this ASU, if a transferor maintains effective control over the transferred financial assets and if there is an agreement that entitles and obligates the transferor to repurchase the financial assets before maturity, the transferor must account for the transaction as a secured borrowing. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. As we account for all of our repurchase agreements as secured borrowings, the adoption of this ASU is not expected to have an impact on our Consolidated Financial Statements.

In May 2011, the FASB issued an ASU to conform existing guidance regarding fair value measurement and related disclosures between U.S. GAAP and International Financial Reporting Standards. The ASU provides guidance on how to measure fair value and additional disclosure requirements. Additional disclosure requirements include transfers between Levels 1 and 2; and for Level 3 fair value measurements, a description of the companies’ valuation processes and additional information about unobservable inputs impacting Level 3 measurements. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early adoption is not permitted. We are currently evaluating the impact, if any, this ASU will have on our Consolidated Financial Statements.

In June 2011, the FASB issued an ASU related to the presentation of comprehensive income. The ASU will give companies an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted. Other than the change in presentation, we have determined that the adoption of this ASU will not have an impact on our Consolidated Financial Statements.

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

Market Risk

Our market-making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility, interest rates, credit spreads, and changes in liquidity, over which we have virtually no control. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Interest rate risks result primarily from exposure and changes in the yield curve, the volatility of interest rates and credit spreads.

For working capital purposes, we invest in money market funds and government securities or maintain interest-bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers, dealers and clearing organizations, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates, effectively alleviating significant market risk, as the balances are short-term in nature and subject to daily repricing. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are not material to our overall cash position.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a significantly lesser extent, listed equity options and fixed income products. The fair value of these financial instruments at June 30, 2011 and 2010 was $1.90 billion and $1.18 billion, respectively, in long positions and $1.87 billion and $935.9 million, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $3.4 million and $24.9 million as of June 30, 2011 and 2010, respectively, due to the offset of gains in short positions against losses in long positions.

Operational Risk

Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in several currencies. We incur operational risk across all of our business activities, including revenue generating activities as well as support functions. Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.”

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

Liquidity Risk

Liquidity risk is the risk that we would be unable to meet our financial obligations as they arise in both normal and strained funding environments. To that end, we have established a comprehensive and conservative set of policies and procedures that govern the management of liquidity risk for the Company at the Corporate level and at the subsidiary entity level.

We maintain a liquidity pool consisting of primarily cash and other highly liquid instruments at the Corporate level to satisfy intraday and day-to-day funding needs, as well as potential cash needs in a strained funding environment. In addition, we maintain committed and uncommitted credit facilities with a number of financial institutions.

We regularly perform liquidity risk stress testing based on a scenario that considers both market-wide stresses and a company-specific stress. The modeled cash inflows and outflows from the stress test serve as a quantitative input to assist us in establishing the Company’s liquidity risk appetite and amount of liquid assets to be held at the Corporate level. The liquidity stress test considers cash flow risks arising from, but not limited to, a dislocation of the secured funding market, additional unexpected margin requirements, and operational events. Results from the liquidity stress test and other key metrics related to liquidity risk are presented to senior management and the Board of Directors.

We maintain a contingency funding plan (“CFP”) which clearly delineates the roles, responsibilities and actions that will be utilized as the Company encounters various levels of liquidity stress with the goal of fulfilling all financial obligations as they arise while maintaining business activity. We periodically update and test the operational functionality of various aspects of the CFP to ensure it remains current with changing business activity.

Capital Risk

Government regulators, both in the U.S. and globally, as well as self-regulated organizations, have supervisory responsibility over our broker-dealer activities and require us to maintain specified minimum levels of regulatory capital in our broker-dealer subsidiaries. If not properly monitored, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business.

To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our broker-dealer subsidiaries and adjust the amounts of regulatory capital as necessary to ensure compliance with all regulatory capital requirements. We also maintain excess regulatory capital to accommodate periods of unusual or unforeseen market volatility. In addition, we monitor regulatory developments regarding capital requirements and prepare for changes in the required minimum levels of regulatory capital that may occur in the future.

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

Credit Risk

Credit risk represents the loss that we would incur if a counterparty fails to perform its contractual obligations in a timely manner. We manage credit risk with a global, independent credit risk management function that is responsible for measuring, monitoring and controlling the counterparty credit risks inherent in our business activities. To accomplish this, we have established credit policies for specific business lines.

The credit risk function’s process for managing credit risk includes a qualitative and quantitative risk assessment of significant counterparties prior to engaging in business activity, as well as, on an ongoing basis. The review includes formal financial analysis and due diligence when appropriate.

The credit risk function is responsible for approving counterparties and establishing credit limits to manage credit risk exposure by counterparty and business line. The assigned limits reflect the various elements of assessed credit risk and are subsequently revised to correspond with changes in the counterparties’ credit profiles. The credit risk function communicates counterparty limits to the business areas as well as senior management, and monitors compliance with the established limits.

Where appropriate, counterparty exposure is monitored on a daily basis and the collateral, if required, is marked to market daily to accurately reflect the current exposure.

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

In February 2011, three employees of the Company’s Electronic Trading Group voluntarily resigned. Each employee was and is subject to written employment agreements that contain post-employment obligations including non-disclosure of confidential and trade secret information, along with payout provisions for termination without cause. In May 2011, the Company and one of its subsidiaries filed suit in the United States District Court for the District of New Jersey against one of the former employees for breach of contract, unfair competition, and misappropriation of trade secrets based on his inevitable disclosure of the Company’s trade secret information by commencing work with a competitor. In addition, the Company seeks a declaratory judgment in this lawsuit that it has no obligation to pay the former employee under his written agreements. On July 28, 2011, the former employee filed suit in United States District Court for the Northern District of California alleging breach of contract and seeking a declaratory judgment that the Company and one of its subsidiaries has an obligation to pay the employee under his written agreements. Further, the other two former employees who also resigned in February 2011 filed a demand for arbitration on June 1, 2011 with the Financial Industry Regulatory Authority (“FINRA”), claiming monies allegedly owed under their respective written employment agreements with the Company. All three former employees contend that the Company terminated them without cause, and thus, they are entitled to payouts based on breach of contract, alleged violation of New York and Delaware wage and hour statutes, and unjust enrichment. The total amount sought by the three employees is approximately $40 million (exclusive of claims for liquidated damages, attorneys’ fees, interest and costs). However, the Company has substantial legal and factual defenses to these claims, and intends to vigorously defend each action.

We own subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as self-regulatory organization (“SRO”) rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. We make these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by our primary regulators, the SEC, Commodity Futures Trading Commission (“CFTC”), FSA, SFC, FINRA, New York Stock Exchange (“NYSE”), Municipal Securities Rulemaking Board (“MSRB”), National Futures Association (“NFA”), Federal Housing Administration (“FHA”) and HUD. As a major order flow execution destination, we are named from time to time in, or are asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from our trading activity. We are currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a SEC, CFTC, FSA, SFC, FINRA, NYSE, MSRB, NFA, FHA, HUD, other SRO disciplinary action and/or civil or administrative action.

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

The following table contains information about our purchases of our Class A Common Stock during the second quarter of 2011 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 30, 2011
Common stock repurchases	-		-	$182,635
Employee transactions(2)	11		-

Total	11	$13.48	-

May 1, 2011 – May 31, 2011
Common stock repurchases	-		-	$182,635
Employee transactions(2)	6		-

Total	6	$12.45	-

June 1, 2011 – June 30, 2011
Common stock repurchases	-		-	$182,635
Employee transactions(2)	73		-

Total	73	$11.84	-

Total
Common stock repurchases	-		-
Employee transactions(2)	90		-

Total	90	$12.08	-

Totals may not add due to rounding.

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1	Credit Agreement, dated June 29, 2011, among Knight Capital Group, Inc., as Borrower, US Bank National Association, as Syndication Agent, JPMorgan Chase Bank , N.A., as Administrative Agent, and the banks and other financial institutions who become party thereto, as Lenders (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated June 30, 2011).

10.2	Revolving Credit Agreement, dated June 29, 2011, among Knight Execution & Clearing Services LLC and Knight Capital Americas, L.P., as Borrowers, Knight Capital Group, Inc., as Guarantor, US Bank National Association, as Syndication Agent, JPMorgan Chase Bank , N.A., as Administrative Agent, and the banks and other financial institutions who become party thereto, as Lenders (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated June 30, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Knight Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Statements of Financial Condition at June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of August, 2011.

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)