Form 10-Q
period 2011-09-30
KNIGHT CAPITAL GROUP, INC.
filed 2011-11-09
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 4, 2011 the number of shares outstanding of the Registrant’s Class A Common Stock was 98,495,950 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$207,252	$157,121	$585,324	$494,626
Net trading revenue	185,981	79,847	463,578	392,775
Interest, net	(1,201)	92	4,205	853
Investment income and other, net	5,410	2,449	10,093	1,768

Total revenues	397,442	239,509	1,063,200	890,022

Expenses
Employee compensation and benefits	157,201	115,730	446,290	412,775
Execution and clearance fees	63,589	44,167	175,775	134,150
Communications and data processing	23,137	17,180	65,552	50,309
Payments for order flow	22,985	6,598	66,031	28,712
Depreciation and amortization	13,747	11,269	40,480	30,338
Interest	10,822	7,501	30,242	17,112
Occupancy and equipment rentals	7,026	6,630	21,526	19,332
Business development	5,909	4,451	16,870	14,991
Professional fees	5,530	3,976	15,398	12,762
Restructuring	28,624	16,731	28,624	16,731
Writedown of assets and lease loss accrual	1,333	-	2,278	1,032
Other	13,095	5,163	30,152	14,579

Total expenses	352,998	239,396	939,218	752,823

Income from continuing operations before income taxes	44,444	113	123,982	137,199
Income tax expense	17,449	45	48,605	54,578

Income from continuing operations, net of tax	26,995	68	75,377	82,621
(Loss) income from discontinued operations, net of tax	(59)	135	(378)	(215)

Net income	$26,936	$203	$74,999	$82,406

Basic earnings per share from continuing operations	$0.29	$0.00	$0.82	$0.92

Diluted earnings per share from continuing operations	$0.29	$0.00	$0.80	$0.88

Basic earnings per share	$0.29	$0.00	$0.82	$0.92

Diluted earnings per share	$0.29	$0.00	$0.79	$0.88

Shares used in computation of basic earnings per share	91,564	90,405	91,877	89,809

Shares used in computation of diluted earnings per share	93,840	93,278	94,803	94,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Cash and cash equivalents	$449,773	$375,569
Financial instruments owned, at fair value, including instruments pledged of $2,225,281 at September 30, 2011 and $812,379 at December 31, 2010:
Equities	1,599,516	1,299,052
Listed equity options	406,252	41,840
Debt securities	100,244	77,288
Loan inventory	206,830	146,472
Other financial instruments	25,660	38,487
Securitized HECM loan inventory	1,211,214	-

Total financial instruments owned, at fair value	3,549,716	1,603,139
Collateralized agreements:
Securities borrowed	1,474,484	1,361,010
Receivable from brokers, dealers and clearing organizations	656,758	476,159
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	115,046	117,601
Investments	101,359	81,331
Goodwill	337,843	338,743
Intangible assets, less accumulated amortization	96,842	109,784
Other assets	281,083	206,875

Total assets	$7,062,904	$4,670,211

LIABILITIES & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,392,440	$1,164,718
Listed equity options	379,308	40,564
Debt securities	58,011	60,679
Other financial instruments	36,449	45,363

Total financial instruments sold, not yet purchased, at fair value	1,866,208	1,311,324
Collateralized financings:
Securities loaned	684,972	527,945
Financial instruments sold under agreements to repurchase	596,751	485,184
Liability to GNMA trusts, at fair value	1,210,680	-
Other secured financings	72,363	35,583
Payable to brokers, dealers and clearing organizations	410,320	337,430
Accrued compensation expense	169,398	186,451
Accrued expenses and other liabilities	184,601	114,376
Long-term debt	420,962	311,060

Total liabilities	5,616,255	3,309,353

Equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock
Shares authorized: 500,000 at September 30, 2011 and at December 31, 2010; Shares issued: 166,407 at September 30, 2011 and 162,818 at December 31, 2010;
Shares outstanding: 98,761 at September 30, 2011 and 97,736 at December 31, 2010	1,664	1,628
Additional paid-in capital	849,095	807,287
Retained earnings	1,392,461	1,317,462
Treasury stock, at cost; 67,646 at September 30, 2011 and 65,082 shares at December 31, 2010	(797,161)	(765,875)
Accumulated other comprehensive loss	(31)	(265)

Total Knight Capital Group, Inc. stockholders’ equity	1,446,028	1,360,237
Noncontrolling interests	621	621

Total equity	1,446,649	1,360,858

Total liabilities and equity	$7,062,904	$4,670,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$74,999	$82,406
Loss from discontinued operations, net of tax	(378)	(215)

Income from continuing operations, net of tax	75,377	82,621
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by (used in) operating activities
Depreciation and amortization	40,480	30,338
Stock-based compensation	38,887	39,662
Debt discount accretion and other debt related expenses	11,534	7,919
Restructuring charges	11,454	-
Writedown of assets and lease loss accrual	2,278	1,032
Unrealized loss on investments	888	2,558
Deferred rent	245	3,381
Operating activities from discontinued operations	(1,195)	(477)
(Increase) decrease in operating assets
Financial instruments owned, at fair value	(1,961,226)	(406,446)
Securities borrowed	(113,474)	(1,245,277)
Receivable from brokers, dealers and clearing organizations	(180,600)	(27,471)
Other assets	(75,168)	5,369
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	569,534	492,265
Securities loaned	157,027	480,504
Financial instruments sold under agreements to repurchase	111,567	230,000
Liability to GNMA trusts, at fair value	1,210,680	-
Other secured financings	36,780	41,405
Payable to brokers, dealers and clearing organizations	72,890	249,899
Accrued compensation expense	(17,976)	(41,410)
Accrued expenses and other liabilities	71,170	11,046

Net cash provided by (used in) operating activities	61,152	(43,082)

Cash flows from investing activities
Distributions from investments	4,078	41,567
Purchases of investments	(24,952)	(11,969)
Purchases of fixed assets and leasehold improvements	(32,009)	(36,807)
Purchase of noncontrolling interest	-	(1,000)
Purchase of customer list	-	(1,000)
Purchase of business, net of cash acquired	(625)	(14,835)

Net cash used in investing activities	(53,508)	(24,044)

Cash flows from financing activities
Proceeds from term credit agreement	97,838	-
Proceeds from issuance of cash convertible notes	-	363,808
Repayment of credit facility	-	(140,000)
Purchase of call options	-	(73,750)
Proceeds from issuance of warrants	-	15,000
Stock options exercised	758	1,304
Income tax benefit related to stock-based compensation	67	205
Cost of common stock repurchased	(32,337)	(45,472)

Net cash provided by financing activities	66,326	121,095

Effect of exchange rate changes on cash and cash equivalents	234	(204)

Increase in cash and cash equivalents	74,204	53,765
Cash and cash equivalents at beginning of period	375,569	427,106

Cash and cash equivalents at end of period	$449,773	$480,871

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,522	$16,565

Cash paid for income taxes	$39,859	$57,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, “Knight” or the “Company”) is a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms, and corporations. The Company seeks to continually apply its expertise and innovation to the market making and trading process to build lasting client relationships through consistent performance and superior client service. In the third quarter of 2011, the Company changed its three operating segments from (i) Equities, (ii) Fixed Income, Currencies and Commodities and (iii) Corporate to four operating segments, (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other. This change was made to better reflect the current nature of the Company’s offerings and services, its distribution methods and how it manages its businesses. As of September 30, 2011, the Company’s operating segments comprised the following:

Market Making

The Market Making segment principally consists of market making in global equities and listed domestic options. Market Making primarily includes client, and to a lesser extent, non-client electronic market making activities in which the Company operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market; the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”); NYSE Amex Equities and NYSE Arca listed securities and several European exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board and the Pink OTC Markets. As a market maker, the Company commits capital to provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Company also provides trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. Market Making also includes the Company’s option market making business which has expanded trading onto several electronic exchanges.

Institutional Sales and Trading

The Institutional Sales and Trading segment includes global voice equity and fixed income sales, reverse mortgage origination and securitization, capital markets and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate transactions predominantly as agent on behalf of institutional clients for equities and fixed income offerings. This is predominantly a full-service business, in which much of the interaction is based on client relationships of the Company’s sales employees. This segment also facilitates client orders through program and block trades and riskless principal trades. The Company provides capital markets activity, including equity and debt private placement, and commits its capital when needed.

The products and services of Institutional Sales and Trading include sales and trading for equities, exchange traded funds (“ETFs”), fixed income securities (including high yield and high grade corporate bonds, distressed debt, asset and mortgage-backed securities, federal agency securities, hybrid securities, syndicated bank loans and emerging markets), options and futures, soft dollar and commission recapture programs and corporate access services. The Company also publishes research reports across several sectors in the Americas, United Kingdom and emerging markets evaluating corporate risk, interest rate risk and individual issuers.

Through Urban Financial Group, Inc. (“Urban”), the Company originates direct and brokered home equity conversion mortgages (“HECMs”), commonly referred to as reverse mortgages, insured by the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Federal Housing Administration (“FHA”). In February 2011, Urban received Government National Mortgage Association (“GNMA”) issuance authority for the securitization of HECMs and began issuing HECM Mortgage Backed Securities (“HMBS”) in March 2011.

Institutional Sales and Trading also includes the Company’s asset management business, Astor, which provides asset management services, primarily to retail investors, employing a portfolio management approach to investing involving modeling economic data and utilizing low cost ETFs to capitalize on cyclical changes.

Electronic Execution Services

The Electronic Execution Services segment offers access to markets and self-directed trading via the Company’s electronic agency-based platforms. In contrast to Market Making, the Company generally does not act as a principal to transactions that are executed within this segment and generally earns commissions for acting as agent between the principals to the trade.

Through its Knight Direct platform, the Company provides a comprehensive, customizable execution management system that provides clients with the ability to execute trades across asset classes through a wide array of global destinations. The business offers direct market access trading through EdgeTrade algorithms and internal crossing through the Knight Match® product.

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

Corporate and Other

The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and other expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support Knight’s other segments such as self-clearing services, including stock lending activities, and other support and overhead. Corporate and Other operating expenses consist of compensation for senior executives and other employees of the corporate holding company, stock borrow and loan interest related to the financing of our securities inventory, interest expense on long-term debt, legal and other professional fees relating to corporate matters, as well as directors’ fees and directors’ and officers’ insurance.

Discontinued Operations

Deephaven Capital Management LLC and its subsidiaries (collectively, “Deephaven”) was the former registered investment adviser to, and sponsor of, the Deephaven investment funds (the “Deephaven Funds”). During the first quarter of 2009, Deephaven completed the sale of substantially

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The Company consolidates all of its wholly-owned subsidiaries as well as any investment in which it is considered to be the primary beneficiary of a variable interest entity (“VIE”). The Company performs a qualitative assessment to determine if a VIE should be consolidated. The primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As of September 30, 2011 and December 31, 2010, the Company was not considered to be a primary beneficiary of any VIE.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Market making, sales, trading and execution activities

Financial instruments owned and Financial instruments sold, not yet purchased, which primarily consist of listed and OTC equity securities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

on a trade date basis. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. The Company also nets interest income on its securitized HECM loan inventory against interest expense on its liability to GNMA trusts. Interest income and interest expense which has been netted on the Consolidated Statements of Operations is as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Interest Income	$12.3	$3.9	$28.9	$9.2
Interest Expense	(13.5)	(3.8)	(24.7)	(8.3)

Interest, net	$(1.2)	$0.1	$4.2	$0.9

Totals may not add due to rounding.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market making activities are included as components of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Dividend Income	$4.5	$5.3	$15.1	$16.4

Dividend Expense	$(5.2)	$(3.5)	$(15.4)	$(11.1)

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 3 “Fair Value of Financial Instruments” for a description of valuation methodologies applied to the classes of financial instruments at fair value.

Securitization activities

During the first quarter of 2011, the Company began securitizing HECMs under its GNMA issuance authority. Securitization and transfer of financial assets are generally accounted for as sales when the Company has relinquished control over the transferred assets. When a transfer of assets does not meet the GAAP criteria for sale treatment, the assets continue to be recognized in Financial instruments owned, at fair value, and the Company recognizes a corresponding liability recorded as Liability to GNMA trusts, at fair value on the Consolidated Statements of Financial Condition.

Collateralized agreements and financings

Collateralized agreements consist of securities borrowed. Collateralized financings consist of securities loaned, financial instruments sold under agreements to repurchase, liability to GNMA trusts, at fair value and other secured financings.

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

•	Liability to GNMA trusts, at fair value, represents the liability associated with the Company’s securitization of HECMs where the securitization does not meet the GAAP criteria for sale treatment.

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

The Company maintains a deferred compensation plan related to certain employees and directors. This plan provides a return to the participants based upon the performance of various investments. In order to hedge its liability under this plan, the Company generally acquires the underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.

Goodwill and intangible assets

The Company tests goodwill and intangible assets with an indefinite useful life for impairment annually or when an event occurs or circumstances change that signifies the existence of an impairment. The Company amortizes other intangible assets on a straight line basis over their useful lives and tests for recoverability whenever events indicate that the carrying amounts may not be recoverable.

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

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended September 30, 2011 and 2010, a loss of $0.1 million was recorded in Investment income and other, net on the Company’s Consolidated Statements of Operations and losses of $1.0 million and $0.5 million were recorded for the nine months ended September 30, 2011 and 2010, respectively.

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

Depreciation, amortization and occupancy

Fixed assets are depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the term of the related office lease or the expected useful life of the assets. The Company capitalizes certain costs associated with the acquisition or development of internal-use software and amortizes the software over its estimated useful life of three years, commencing at the time the software is placed in service. The Company reviews fixed assets and leasehold improvements for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

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

Accounting Standards Updates

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that changes the existing rules for determining when a repurchase agreement should be accounted for as a sale of financial assets or as a secured borrowing. Under this ASU, if a transferor maintains effective control over the transferred financial assets and if there is an agreement that entitles and obligates the transferor to repurchase the financial assets before maturity, the transferor must account for the transaction as a secured borrowing. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. As the Company accounts for all of its repurchase agreements as secured borrowings based on the terms of the agreements, the adoption of this ASU is not expected to have an impact on its Consolidated Financial Statements.

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

In September 2011, the FASB issued an ASU that changed the guidance regarding the testing of goodwill for impairment. The new guidance provides a company the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact, if any, this ASU will have on its Consolidated Financial Statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

3. Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,599.5	$-	$-	$1,599.5
Listed equity options	406.3	-	-	406.3
U.S. government obligations(2)	44.2	-	-	44.2
Corporate debt	43.4	-	-	43.4
Mortgage-backed securities	11.5	1.2	-	12.7
Loan inventory	-	206.8	-	206.8
Purchased call options	-	19.3	-	19.3
Foreign currency forward contracts	-	6.4	-	6.4
Securitized HECM loan inventory(3)	-	1,211.2	-	1,211.2

Total Financial instruments owned, at fair value	2,104.8	1,444.9	-	3,549.7
Deferred compensation investments(4)	-	18.0	-	18.0
Investment in Deephaven Funds(4)	-	1.6	-	1.6

Total fair value of financial instrument assets	$2,104.8	$1,464.6	$-	$3,569.4

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,392.4	$-	$-	$1,392.4
Listed equity options	379.3	-	-	379.3
U.S. government obligations(2)	14.0	-	-	14.0
Corporate debt	44.0	-	-	44.0
Embedded conversion derivative	-	19.3	-	19.3
Total return swap	-	17.2	-	17.2

Total Financial instruments sold, not yet purchased, at fair value	1,829.8	36.4	-	1,866.2
Liability to GNMA trusts, at fair value(3)	-	1,210.7	-	1,210.7

Total fair value of financial instrument liabilities	$1,829.8	$1,247.1	$-	$3,076.9

(1)	Equities of $410.6 million have been netted by their respective long and short positions by CUSIP number.
(2)	U.S. government obligations of $0.4 million has been netted by respective long and short positions by CUSIP number.
(3)	Represents HECMs that have been securitized into HMBS where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(4)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $1.5 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,299.1	$-	$-	$1,299.1
Listed equity options	41.8	-	-	41.8
U.S. government obligations	3.8	-	-	3.8
Corporate debt(2)	11.1	-	-	11.1
Mortgage-backed securities	22.8	39.6	-	62.4
Loan inventory	-	146.5	-	146.5
Purchased call options	-	33.9	-	33.9
Foreign currency forward contracts	-	4.6	-	4.6

Total Financial instruments owned, at fair value	1,378.6	224.6	-	1,603.1
Deferred compensation investments(3)	-	17.3	-	17.3
Investment in Deephaven Funds(3)	-	3.6	-	3.6

Total fair value of financial instrument assets	$1,378.6	$245.5	$-	$1,624.1

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,164.7	$-	$-	$1,164.7
Listed equity options	40.6	-	-	40.6
U.S. government obligations	54.4	-	-	54.4
Corporate debt(2)	6.3	-	-	6.3
Embedded conversion derivative	-	33.9	-	33.9
Total return swap	-	11.5	-	11.5

Total fair value of financial instrument liabilities	$1,266.0	$45.4	$-	$1,311.3

(1)	Equities of $293.7 million have been netted by their respective long and short positions by CUSIP number.
(2)	Corporate debt of $0.1 million has been netted by respective long and short positions by CUSIP number.
(3)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $2.7 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

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

As of September 30, 2011 and December 31, 2010, the Company’s loan inventory, securitized HECM loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to the Company’s long-term debt (see Footnote 8 “Long-Term Debt”), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. As of September 30, 2011 and December 31, 2010, the Company did not hold any financial instruments that met the definition of Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets:

Loan inventory

The Company’s loan inventory primarily comprises newly-issued HECMs that it has originated or purchased and for which the Company has elected to account for at fair value. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.

Securitized HECM loan inventory

Securitized HECM loan inventory comprises HECMs that the Company has securitized into HMBS. The Company has recorded the securitized loans in Financial instruments owned, at fair value and a corresponding liability recorded as Liability to GNMA trusts, at fair value, on its Consolidated Statement of Financial Condition at September 30, 2011. As of September 30, 2011 all of the HMBS created by the Company have been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.

Foreign currency forward contracts

At September 30, 2011 and December 31, 2010, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds, which was used to hedge the Company’s investment in its U.K. subsidiary. The fair value of the contract was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

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

Deferred compensation investments

Deferred compensation investments comprise investments in liquid mutual funds that the Company acquires to hedge certain obligations to employees and directors under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Fair value of derivative instruments

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the effect of changes in fair value on the Consolidated Statements of Operations (in millions):

	Statements of Financial Condition Location	Fair Value as of
Asset Derivatives		September 30, 2011	December 31, 2010

Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$19.3	$33.9
Listed equity options(1)		406.3	41.8
Foreign currency forward contracts		0.5	-

		$426.0	$75.7

Derivative instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$5.9	$4.6

Liability Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$19.3	$33.9
Listed equity options(1)		379.3	40.6
Total return swap(2)		17.2	11.5

		$415.8	$86.0

(1)	As of September 30, 2011, the Company held 1.2 million long and 1.3 million short listed equity option contracts. As of December 31, 2010, the Company held 0.2 million long and 0.3 million short listed equity option contracts. The contracts are not subject to collateral requirements and are not netted.
(2)	The total return swap liability is offset by an asset which is included in Financial Instruments owned, at fair value on the Company’s Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Derivative instruments not designated as hedging instruments:	Financial Statements Location	Gain (Loss) Recognized For the three months ended September 30,

		2011	2010

Purchased call options	Investment income and other, net	$7.6	$(21.2)
Listed equity options	Net trading revenue	(10.7)	1.9
Embedded conversion derivative	Investment income and other, net	(7.6)	21.2
Total return swap(1)	Investment income and other, net	1.0	-
Foreign currency forward contracts	Investment income and other, net	0.6	-

		$(9.1)	$1.9

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$3.5	$(2.3)

Derivative instruments not designated as hedging instruments:	Financial Statements Location	Gain (Loss) Recognized For the nine months ended September 30,

		2011	2010

Purchased call options	Investment income and other, net	$(14.6)	$(44.0)
Listed equity options	Net trading revenue	(2.1)	1.7
Embedded conversion derivative	Investment income and other, net	14.6	44.0
Total return swap(1)	Investment income and other, net	(5.7)	-
Foreign currency forward contracts	Investment income and other, net	0.6	-

		$(7.2)	$1.7

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$(0.1)	$(2.3)

(1)	Loss on the total return swap is offset by an equal gain on the underlying position which is recorded in Investment income and other, net on the Company’s Consolidated Statements of Operations.

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

As of September 30, 2011 the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.23 billion, of which $1.17 billion had been delivered or repledged (of which $316.1 million could be further repledged by the receiving counterparty).

As of December 31, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.13 billion, of which $1.09 billion had been delivered or repledged (of which $242.3 million could be further repledged by the receiving counterparty).

The Company also pledges financial instruments that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Financial instruments pledged to counterparties that have the right to deliver or repledge them were $1,531.1 million and $269.1 million at September 30, 2011 and December 31, 2010, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition.

The Company enters into collateralized transactions in order to finance securities positions and loan inventory. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Financial instruments owned and pledged to counterparties that do not have the right to sell or repledge such financial instruments consisted of equity securities and loans with a fair value of $694.2 million and $543.3 million as of September 30, 2011 and December 31, 2010, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition. Repurchase agreements and other secured financings are short-term and mature within one year.

5. Receivable from and Payable to brokers, dealers and clearing organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in millions):

	September 30, 2011	December 31, 2010
Receivable:
Clearing organizations and other	$506.1	$373.6
Securities failed to deliver	150.6	102.5

	$656.8	$476.2

Payable:
Clearing organizations and other	$346.4	$296.8
Securities failed to receive	64.0	40.6

	$410.3	$337.4

Totals may not add due to rounding.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6. Investments

Investments include strategic investments, deferred compensation investments related to employee and director deferred compensation plans and investment in Deephaven Funds. Investments consist of the following (in millions):

	September 30, 2011	December 31, 2010
Strategic investments:
Investments accounted for under the equity method	$79.6	$60.2
Investment, at cost	1.7	-
Common stock of private companies representing less than 20% equity ownership held at adjusted cost	0.3	0.3

Total Strategic investments	81.7	60.4
Deferred compensation investments	18.0	17.3
Investment in Deephaven Funds	1.6	3.6

Total Investments	$101.4	$81.3

Totals may not add due to rounding.

Included in the investments accounted for under the equity method at September 30, 2011 and December 31, 2010 is an equity investment in Direct Edge of $48.4 million and $46.0 million, respectively. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of strategic investments.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with an indefinite useful life are tested for impairment annually or when an event occurs or circumstances change that signifies the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2011, the Company tested for the impairment of goodwill as part of its annual assessment and concluded that there was no impairment at that time. Subsequently, during the third quarter of 2011, as a result of a corporate restructuring the Company wrote off Goodwill of $1.0 million in the Corporate and Other segment. See Footnote 12 “Restructuring, Writedown of Assets and Lease Loss Accrual” for further discussion of the restructuring charge.

Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the third quarter of 2011, a portion of customer relationships within the Institutional Sales and Trading segment with an unamortized cost of $1.3 million was written off relating to the corporate restructuring. See Footnote 12 “Restructuring, Writedown of Assets and Lease Loss Accrual” for further discussion of the restructuring charge. During the second quarter of 2010, the Libertas trade name with an unamortized cost of $0.3 million was written off.

No other events occurred during the nine months ended September 30, 2011 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Goodwill

The following table summarizes the Company’s Goodwill as of September 30, 2011 and December 31, 2010 (in millions):

	September 30, 2011	December 31, 2010
Market Making
Purchase of Kellogg DMM business units	$9.1	$9.0
Purchase of Tradetech business	3.0	3.0
Purchase of Trimark business	10.1	10.1
Other	2.5	2.5

Total	24.7	24.6

Institutional Sales and Trading
Purchase of Libertas business	114.3	114.3
Purchase of Urban business	17.8	17.8
Purchase of Astor business	12.1	12.1
Purchase of Donaldson business	3.6	3.6

Total	147.7	147.7

Electronic Execution Services
Purchase of Hotspot business	55.7	55.7
Purchase of EdgeTrade business	51.7	51.7
Purchase of Direct Trading business	43.8	43.8
Purchase of ValuBond business	14.2	14.2

Total	165.4	165.4

Corporate and Other
Other	-	1.0

Total	-	1.0

Consolidated Total	$337.8	$338.7

Intangible Assets

Intangible assets primarily represent client relationships and are amortized over their remaining useful lives, the majority of which have been determined to range from two to 20 years. The weighted average remaining life of the Company’s intangible assets at September 30, 2011 and December 31, 2010 is approximately 11 and 10 years, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following tables summarize the Company’s Intangible assets, net of accumulated amortization as of September 30, 2011 and December 31, 2010 by segment and type (in millions):

		September 30, 2011	December 31, 2010
Market Making
Trading rights		$25.8	$27.6

Total		25.8	27.6

Institutional Sales and Trading
Customer and broker relationships		25.7	31.7
Trade names		1.4	1.5
Other		4.3	4.9

Total		31.3	38.1

Electronic Execution Services
Customer and broker relationships		27.7	30.5
Trade names		6.3	6.7
Other		5.7	7.0

Total		39.7	44.1

Consolidated Total		$96.8	$109.8

		September 30, 2011	December 31, 2010
Customer and broker relationships(1)	Gross carrying amount	$93.6	$95.1
	Accumulated amortization	(40.2)	(32.8)

	Net carrying amount	53.4	62.2

Trade names(2)	Gross carrying amount	9.8	9.8
	Accumulated amortization	(2.1)	(1.7)

	Net carrying amount	7.7	8.1

Other(3)	Gross carrying amount	47.3	47.1
	Accumulated amortization	(11.5)	(7.7)

	Net carrying amount	35.8	39.4

Total	Gross carrying amount	150.6	152.0
	Accumulated amortization	(53.8)	(42.2)

	Net carrying amount	$96.8	$109.8

(1)	Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Libertas, Urban and Astor acquisitions. The weighted average remaining life is

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

approximately 10 years as of September 30, 2011 and 11 years as of December 31, 2010. Lives may be reduced depending upon actual retention rates. During the third quarter of 2011, a portion of customer relationships within the Institutional Sales and Trading segment with an unamortized cost of $1.3 million was written off as part of the restructuring charge.
(2)	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Urban. The weighted average remaining life is approximately 13 years as of September 30, 2011 and December 31, 2010. During the second quarter of 2010, the “Libertas” trade name with an unamortized cost of $0.3 million was written off.
(3)	Other includes trading rights, technology, non-compete agreements and domain name rights acquired by the Company. The weighted average remaining life is approximately 11 and eight years as of September 30, 2011 and December 31, 2010, respectively.

The following table summarizes the Company’s amortization expense relating to Intangible assets (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Amortization Expense	$4.0	$3.5	$11.9	$9.0

As of September 30, 2011, the following table summarizes the Company’s estimated amortization expense for future periods (in millions):

Amortization expense
Three months ending December 31, 2011	$4.0
Year ended December 31, 2012	15.7
Year ended December 31, 2013	12.9
Year ended December 31, 2014	10.2
Year ended December 31, 2015	8.1
Thereafter through December 31, 2030	44.3

$95.1

8. Long-Term Debt

The Company’s Long-Term Debt as of September 30, 2011 and December 31, 2010 is as follows (in millions):

	September 30, 2011	December 31, 2010
Term Credit Agreement	$100.0	$—
Convertible Notes	321.0	311.1

	$421.0	$311.1

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Credit Agreement

On June 29, 2011, the Company, as borrower, entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks. The Company, as guarantor, also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the Term Credit Agreement, the “Credit Agreements”) with the same consortium of banks with Knight Execution & Clearing Services LLC (“KECS”) and Knight Capital Americas, L.P. (“KCA”), wholly owned subsidiaries of the Company, as borrowers.

Term Credit Agreement

The proceeds of the Term Credit Agreement are being used for general corporate purposes. As of September 30, 2011, the Company has borrowed all the funds under the Term Credit Agreement. Borrowings under the Term Credit Agreement bear interest at variable rates as determined at the Company’s election, at LIBOR or a base rate, in each case, plus an applicable margin of (a) for each LIBOR loan, 2.50% or 3.00% per annum or (b) for each base rate loan, 1.50% or 2.00% per annum (in each case, depending on the Company’s leverage ratio). As of September 30, 2011, the interest rate was 2.74% per annum, which is based on the one month LIBOR rate plus 2.5%. Interest is paid quarterly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014.

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

Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus (a) for each Borrowing Base A Loan, a margin of 1.50% per annum and (b) for Borrowing Base B Loans, a margin of 2.0% per annum. Interest is payable quarterly. As of September 30, 2011, there were no outstanding borrowings under the Revolving Credit Agreement. Any amounts borrowed under the Revolving Credit Agreement are repayable on June 27, 2012.

The Company is charged an annual commitment fee of 0.25% on the average daily amount of the unused portion of the Revolving Credit Agreement. Depending on each borrowing base, availability under the Revolving Credit Agreement is limited to either (i) a percentage of the market value of temporary positions pledged as collateral in the case of Borrowing Base A Loans, or (ii) a percentage of the margin deposit required by the NSCC in the case of Borrowing Base B Loans.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Among other restrictions, the Credit Agreements include customary representations, warranties, affirmative and negative covenants related to (a) liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio and a liquidity ratio, as well as requirements for maintaining minimum levels of tangible net worth and regulatory capital, and (c) restrictions on investments, dispositions and other restrictions and events of default customary for financings of these types. As of September 30, 2011, the Company was in compliance with all covenants under the Credit Agreements.

In connection with the Credit Agreements, the Company incurred issuance costs of $2.2 million. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the term of the Credit Agreements.

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

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

expected generally to reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by the Company upon the cash conversion of the Notes under certain conditions. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of September 30, 2011, the fair value of the purchased call options was $19.3 million.

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

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of September 30, 2011 the fair value of the embedded conversion derivative was $19.3 million.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $8.5 million. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the term of the Notes.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company recorded expenses with respect to the Long-Term Debt as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Interest expense	$7.4	$6.2	$20.5	$13.7
Amortization of debt issuance cost(1)	0.8	0.4	1.6	0.9
Commitment fee(1)	0.1	-	0.1	-

Total	$8.3	$6.6	$22.3	$14.6

(1)	Included in Other expense.

Concurrent with the Notes offering, the Company repaid the amounts outstanding under the $140.0 million credit agreement originally entered into on October 9, 2007. Approximately $0.5 million of interest expense relating to such credit agreement was recorded for the nine months ended September 30, 2010.

9. Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net Income	$26.9	$0.2	$75.0	$82.4
Other comprehensive income (loss):
Cumulative translation adjustment	0.4	2.1	0.2	(2.7)

Comprehensive income	$27.4	$2.3	$75.2	$79.7

Totals may not add due to rounding.

10. Stock-Based Compensation

The Knight Capital Group, Inc. 2010 Equity Incentive Plan (“2010 Plan”) was established to provide long-term incentive compensation to employees and directors of the Company. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, stock appreciation rights, restricted stock and restricted stock units (collectively, the “awards”), as defined by the 2010 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the 2010 Plan also limits the number of awards that may be granted to a single individual. The 2010 Plan replaced prior stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical stock plans. However, the terms and conditions of any outstanding equity grants under the historical stock plans were not affected. As of September 30, 2011, the Company has not issued any stock appreciation rights. In addition, the Company established the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”) (along with the 2010 Plan, the “Stock Plans”) which is used under limited circumstances for

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

equity grants to new hires. The Company issued 197,000 restricted shares as inducement awards pursuant to the Inducement Plan during the nine months ended September 30, 2010. These shares were issued out of treasury and vest ratably over three years. The Company did not issue any awards pursuant to the Inducement Plan during the nine months ended September 30, 2011.

Unvested awards granted before September 1, 2010 are generally canceled if employment is terminated for any reason before the end of the relevant vesting period. For annual incentive awards granted after September 1, 2010 and up to September 30, 2011, full vesting is given where an employee has been terminated without cause by the Company. For all other awards granted after September 1, 2010 and up to September 30, 2011 unvested awards are generally canceled if employment is terminated for any reason before the end of the relevant vesting period. Effective October 1, 2011, for all awards granted after such date, full vesting will be given where an employee has been terminated without cause by the Company.

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

Compensation expense relating to restricted awards, primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Restricted award compensation expense	$13.5	$11.0	$40.9	$37.3

Income tax benefit	$5.3	$4.4	$16.0	$14.9

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes restricted awards activity during the nine months ended September 30, 2011 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2011	1,154.7	$16.60	6,329.1	$15.08
Granted	-	-	5,767.9	13.66
Vested	(828.2)	16.76	(1,845.2)	16.45
Forfeited	(17.4)	15.69	(2,233.5)	14.91

Outstanding at September 30, 2011	309.1	$16.21	8,018.4	$14.39

There is $66.5 million of unamortized compensation related to unvested restricted awards outstanding at September 30, 2011. This amount is recorded in Additional paid-in capital on the Consolidated Statements of Financial Condition. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 1.8 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. The Company did not grant any options during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company granted 1.2 million options to employees. Based on the results of the model, the weighted-average fair value of the stock options granted during the nine months ended September 30, 2010 was $4.93.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Compensation expense relating to stock options, all of which was recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Stock option compensation expense	$0.3	$0.5	$1.0	$2.3

Income tax benefit	$0.1	$0.2	$0.4	$0.9

The following table summarizes stock option activity during the nine months ended September 30, 2011 (stock options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2011	3,739.9	$14.06
Granted at market value	-	-
Exercised	(71.4)	10.62
Forfeited or expired	(780.4)	16.42

Outstanding at September 30, 2011	2,888.0	$13.50

Exercisable at September 30, 2011	2,324.5	$12.92

Available for future grants at September 30, 2011*	9,270.4

Totals may not add due to rounding.
*	Represents both options and awards available for grant

There is $1.6 million of unrecognized compensation related to unvested stock options outstanding at September 30, 2011. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.3 years.

11. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	4.0%	6.0%	4.0%	4.6%
Nondeductible charges and other, net	0.3%	-0.9%	0.2%	0.2%

Actual income tax rate	39.3%	40.1%	39.2%	39.8%

At September 30, 2011, the Company had $1.6 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of September 30, 2011, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2010, and to non-U.S. income tax examinations for the tax years 2007 through 2010. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2010. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations, before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Interest expense and Interest, net, on the Consolidated Statements of Operations.

12. Restructuring, Writedown of Assets and Lease Loss Accrual

In August 2011, the Company undertook a corporate restructuring designed to lower operating expenses and improve financial performance. This restructuring comprised a reduction in workforce, a significant downsizing of its Hong Kong presence and discontinuing certain other initiatives. For the three months ended September 30, 2011, the Company recorded a Restructuring charge of $28.6 million which affected all segments and comprised the following:

•	Employee severance and other employee benefit costs of $17.7 million;

•	Hong Kong asset writedown, lease and contract termination costs of $2.7 million; and

•	Capitalized software, intangible asset and goodwill writedown of $8.3 million.

As of September 30, 2011, $6.0 million of the Restructuring charges remained unpaid and are primarily included within Accrued compensation expense on the Consolidated Statement of Financial Condition.

In the third quarter of 2010, the Company recorded a Restructuring charge of $16.7 million, related to a plan to reduce headcount in order to rationalize expenses. The charges, which consisted of severance and related costs, affected all operating segments.

Writedown of assets and lease loss accrual was $1.3 million for the three months ended September 30, 2011 and $2.3 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In the first and third quarter of 2011, the Company recorded lease loss charges of $0.9 million and $1.3 million, respectively, related to excess real estate capacity.

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

(Loss) income from discontinued operations, net of tax are presented in the following table (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues	$(0.0)	$0.2	$0.1	$0.2

Pre-tax (loss) income from discontinued operations	$(0.1)	$0.2	$(0.1)	$0.0
Income tax benefit (expense)	0.0	(0.1)	(0.3)	(0.2)

(Loss) income from discontinued operations, net of tax	$(0.1)	$0.1	$(0.4)	$(0.2)

Totals may not add due to rounding.

(Loss) income from discontinued operations had no effect on the basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010.

Assets and liabilities related to discontinued operations which are recorded in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition are presented in the following table (in millions):

	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$0.9	$0.8
Deferred compensation and other assets	1.5	2.9

Total assets	$2.4	$3.7

Liabilities:
Accrued compensation expense	$1.6	$2.5
Accrued expenses and other liabilities	0.3	1.6

Total liabilities	$1.8	$4.1

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2011 and 2010 (in millions, except per share data):

	For the three months ended September 30,
	2011		2010
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$26.9	91.6	$0.2	90.4
Effect of dilutive stock based awards	-	2.3	-	2.9

Income and shares used in diluted calculations	$26.9	93.8	$0.2	93.3

Basic earnings per share		$0.29		$0.00

Diluted earnings per share		$0.29		$0.00

	For the nine months ended September 30,
	2011		2010
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$75.0	91.9	$82.4	89.8
Effect of dilutive stock based awards	-	2.9	-	4.2

Income and shares used in diluted calculations	$75.0	94.8	$82.4	94.1

Basic earnings per share		$0.82		$0.92

Diluted earnings per share		$0.79		$0.88

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.8 million and 2.5 million for the three months ended September 30, 2011 and 2010, respectively, and 2.0 million and 2.2 million for the nine months ended September 30, 2011 and 2010, respectively.

15. Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three and nine months ended September 30, 2011 and 2010, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

16. Commitments and Contingent Liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company is subject to several of these matters at the present time.

In the third quarter of 2011, the litigations involving the former Electronic Trading Group employees, as described in the Company’s Form 10-Q for the quarter ended June 30, 2011, were resolved and discontinued with prejudice. Knight made a settlement payment which did not have a material adverse effect on the Company’s Consolidated Statements of Operations or Consolidated Statement of Financial Condition. For further information regarding these matters, see the Company’s initial disclosure set forth in its Form 10-Q for the quarter ended June 30, 2011 and the disclosure set forth in the section entitled “Legal Proceedings” in Part II, Item 1 herein.

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $5.3 million and $4.8 million for the three months ended September 30, 2011 and 2010, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the nine months ended September 30, 2011 and 2010, rental expense from continuing operations under the office leases was $15.1 million and $13.5 million, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

September 30, 2011, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Three months ending December 31, 2011	$5.9	$0.3	$5.6	$8.5
Year ending December 31, 2012	24.1	1.4	22.7	18.7
Year ending December 31, 2013	22.4	1.4	21.0	-
Year ending December 31, 2014	21.1	1.4	19.7	-
Year ending December 31, 2015	20.3	1.4	18.9	-
Thereafter through August 31, 2023	117.1	3.0	114.1	-

	$210.9	$8.9	$202.0	$27.2

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of September 30, 2011, the Company has provided a letter of credit for $1.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

As of September 30, 2011, the Company had unfunded loan commitments of $120.5 million relating to HECMs.

During the normal course of business, the Company may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.

The following tables summarize the Company’s futures contract activity (in millions):

Futures Contracts	Statements of Financial Condition Location	Fair Value of asset or (liability) as of
		September 30, 2011	December 31, 2010

Notional Value	Not Applicable	$(54.5)	$(64.6)

Fair Value	Receivable from brokers, dealers and clearing organizations	$2.2	$(0.3)

Futures Contracts	Statements of Operations Location	Gain (Loss) Recognized For the three months ended September 30,		Gain (Loss) Recognized For the nine months ended September 30,
		2011	2010	2011	2010
Unrealized gain (loss)	Net trading revenue	$2.2	$0.1	$1.9	$(1.1)

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

18. Acquisition

Urban

On July 1, 2010, the Company completed the acquisition of Urban for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earn out based on future performance valued at $4.0 million. Urban achieved its first year performance target as of July 31, 2011 which entitled the seller to receive $1.3 million split evenly between cash and approximately 57,000 unregistered shares of Knight common stock.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

Totals may not add due to rounding.

19. Business Segments

The Company has four operating segments, (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other.

The Market Making segment principally consists of market making in global equities and listed domestic options. Market Making primarily includes client, and to a lesser extent, non-client electronic market making and cash trading activities in which the Company operates as a market maker in equity securities. Market Making also includes the Company’s option market making business which has expanded trading onto several electronic exchanges.

The Institutional Sales and Trading segment includes global voice equity and fixed income sales, reverse mortgage origination and securitization, capital markets and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate transactions predominantly as agent on behalf of institutional clients for equities and fixed income offerings. This is predominantly a full-service business, in which much of the interaction is based on client relationships of the Company’s sales employees. This segment also facilitates client orders through program and block trades and riskless principal trades. The Company provides capital markets services, including equity and debt private placement, and commits the Company’s capital when needed.

The Electronic Execution Service segment offers access to markets and self-directed trading via the Company’s electronic agency-based platforms, including Knight Direct, Hotspot FX and Knight BondPoint platforms.

The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and other expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support Knight’s other segments such as self-clearing services, including stock lending, and other support and overhead.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in millions):

	Market Making	Institutional Sales and Trading	Electronic Execution Services	Corporate and Other	Consolidated Total
For the three months ended September 30, 2011:
Revenues	$204.9	$145.4	$45.1	$2.0	$397.4
Pre-tax earnings(1)	69.2	(15.6)	13.8	(23.0)	44.4
Total assets(3)	2,130.0	2,655.0	271.9	2,003.5	7,060.5

For the three months ended September 30, 2010:(5)
Revenues	$93.4	$108.9	$31.7	$5.5	$239.5
Pre-tax earnings(2)	21.0	(15.9)	8.3	(13.4)	0.1
Total assets(3)	1,548.5	998.6	267.1	1,989.7	4,803.9

For the nine months ended September 30, 2011:
Revenues	$517.1	$407.7	$127.3	$11.0	$1,063.2
Pre-tax earnings(1)	171.7	(27.2)	37.0	(57.5)	124.0
Total assets(3)	2,130.0	2,655.0	271.9	2,003.5	7,060.5

For the nine months ended September 30, 2010:(5)
Revenues(4)	$438.1	$345.2	$101.1	$5.6	$890.0
Pre-tax earnings(2)	179.9	(11.8)	26.7	(57.6)	137.2
Total assets(3)	1,548.5	998.6	267.1	1,989.7	4,803.9

Totals may not add due to roundings.

(1)	- Included in Pre-tax earnings for the three and nine months ended September 30, 2011 is a Restructuring charge of $28.6 million which includes $0.5 million for Market Making, $23.9 million for Institutional Sales and Trading, $0.4 million for Electronic Execution Services, and $3.8 million for Corporate and Other.
(2)	- Included in Pre-tax earnings for the three and nine months ended September 30, 2010 is a Restructuring charge of $16.7 million which includes $1.6 million for Market Making, $14.3 million for Institutional Sales and Trading, $0.1 million for Electronic Execution Services, and $0.7 million for Corporate and Other.
(3)	- Total assets do not include Assets within discontinued operations of $2.4 million and $4.1 million at September 30, 2011 and 2010, respectively.
(4)	- Included in Institutional Sales and Trading revenues for the nine months ended September 30, 2010 are fees of $2.9 million resulting from the Company acting as joint lead manager in its Note offering (see Footnote 8 “Long-Term Debt”). An offsetting elimination was included in Corporate and Other revenues to eliminate this fee for consolidation purposes.
(5)	- Prior period amounts have been recast to conform with current period segment presentation. Such recast had no effect on previously reported Consolidated Revenues, Pre-Tax earnings or Total assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” in Part II and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks related to the corporate restructuring, including the ability to recognize anticipated cost savings, the possibility of unexpected costs or expenditures, and the impact of the restructuring on the Company’s businesses and results of operations; risks associated with the Company’s changes to its organizational structure and management, risks associated with changes in market structure, legislative, regulatory and financial reporting rules changes; risk related to the performance of the Company’s businesses; and the costs, integration, performance and operation of the businesses acquired or developed organically, or that may be acquired or developed organically in the future, by the Company. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward looking statements made in this report. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

Executive Overview

We are a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms and corporations. We seek to continually apply our expertise and innovation to the trade execution process to build lasting client relationships through consistent performance and superior client service. We also provide capital markets services to corporate issuers and private companies. In the third quarter of 2011, we changed our three operating segments from (i) Equities, (ii) Fixed Income, Currencies and Commodities and (iii) Corporate to four operating segments, (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other. This change was made to better reflect the current nature of the Company’s offerings and services, its distribution methods and how we manage our businesses.

•

Market Making – Our Market Making segment principally consists of market making in global equities and listed domestic options. Market Making primarily includes client, and to a lesser extent, non-client electronic market making activities in which we operate as a market maker in equity securities quoted and traded on the Nasdaq Stock Market; the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”); NYSE Amex Equities, NYSE Arca listed securities and several European exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board and the Pink OTC Markets. As a market maker, we commit capital to provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. We provide trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. Market Making also includes our option market making business which has expanded trading onto several electronic exchanges.

•

Institutional Sales and Trading – Our Institutional Sales and Trading segment includes global voice equity and fixed income sales, reverse mortgage origination and securitization, capital markets and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate transactions predominantly as agent on behalf of institutional clients for equities and fixed income offerings. This is predominantly a full-service business, in which much of the interaction is based on client relationships of our sales employees. This segment also facilitates client orders through program and block trades and riskless principal trades. We provide capital markets services, including equity and debt private placement, and we commit our capital when needed.

The products and services of Institutional Sales and Trading include sales and trading for equities, exchange traded funds (“ETFs”), fixed income securities (including high yield and high grade corporate bonds, distressed debt, asset and mortgage-backed securities, federal agency securities, hybrid securities syndicated bank loans and emerging markets), options and futures, soft dollar and commission recapture programs and corporate access services. We also publish research reports across several sectors in the Americas, United Kingdom and emerging markets evaluating corporate risk, interest rate risk and individual issuers.

Through Urban Financial Group, Inc. (“Urban”), we originate direct and brokered home equity conversion mortgages (“HECMs”), commonly referred to as reverse mortgages, insured by the Federal Housing Administration (“FHA”). In February 2011, Urban received Government National Mortgage Association (“GNMA”) issuance authority for the securitization of HECMs and began issuing HECM Mortgage Backed Securities (“HMBS”) in March 2011.

Institutional Sales and Trading includes our asset management business, Astor, which provides asset management services primarily to retail investors employing a portfolio management approach to investing involving modeling economic data and utilizing low cost ETFs to capitalize on cyclical changes.

•

Electronic Execution Services – Our Electronic Execution Services segment offers access to markets and self-directed trading via our electronic agency-based platforms. In contrast to Market Making, we generally do not act as a principal to transactions that are executed within this segment and generally earn commissions for acting as agent between the principals to the trade.

Through our Knight Direct platform, we provide a comprehensive, customizable execution management system that provides clients with the ability to execute trades across asset classes through a wide array of global destinations. The business offers direct market access trading through EdgeTrade algorithms and internal crossing through the Knight Match® product.

Through our Hotspot FX platform, we provide electronic foreign exchange trading solutions to buy-side firms through a foreign exchange ECN that provides clients with access to live, executable prices for 60 currency pairs as well as spot gold and silver streamed by market maker banks and other clients. The Hotspot FX platform offers clients several access options including direct high-speed connectivity and a front-end application.

Through our Knight BondPoint platform, we provide electronic fixed income trading solutions to sell-side firms. Knight BondPoint operates a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable offerings. Knight BondPoint also provides a front-end application for brokers and advisors as well as a trading application for traders.

•

Corporate and Other – Our Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and other expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support our other segments such as self-clearing services, including stock lending activities, and other support and overhead. Corporate and Other operating expenses consist of compensation for senior executives and other employees of the corporate holding company, stock borrow and loan interest related to the financing of our securities inventory, interest expense on long-term debt, legal and other professional fees relating to corporate matters, as well as directors’ fees and directors’ and officers’ insurance.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings or loss from our segments and on a consolidated basis (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010(1)	2011	2010(1)
Market Making
Revenues	$204.9	$93.4	$517.1	$438.1
Expenses(2) (3)	135.7	72.4	345.4	258.2

Pre-tax earnings	69.2	21.0	171.7	179.9

Institutional Sales and Trading
Revenues	145.4	108.9	407.7	345.2
Expenses(2) (3)	161.0	124.7	434.9	357.0

Pre-tax loss	(15.6)	(15.9)	(27.2)	(11.8)

Electronic Execution Services
Revenues	45.1	31.7	127.3	101.1
Expenses(2) (3)	31.3	23.4	90.3	74.3

Pre-tax earnings	13.8	8.3	37.0	26.7

Corporate and Other
Revenues	2.0	5.5	11.0	5.6
Expenses(2) (3)	25.1	18.9	68.6	63.2

Pre-tax loss	(23.0)	(13.4)	(57.5)	(57.6)

Consolidated
Revenues	397.4	239.5	1,063.2	890.0
Expenses(2) (3)	353.0	239.4	939.2	752.8

Pre-tax earnings	$44.4	$0.1	$124.0	$137.2

Totals may not add due to rounding.

(1)	- Prior period amounts have been recast to conform with current period segment presentation. Such recast had no effect on previously reported Consolidated Revenues and Pre-tax earnings.
(2)	- Included in Expenses for the three and nine months ended September 30, 2011 is a Restructuring charge of $28.6 million which includes $0.5 million for Market Making, $23.9 million for Institutional Sales and Trading, $0.4 million for Electronic Execution Services, and $3.8 million for Corporate and Other.
(3)	- Included in Expenses for the three and nine months ended September 30, 2010 is a Restructuring charge of $16.7 million which includes $1.6 million for Market Making, $14.3 million for Institutional Sales and Trading, $0.1 million for Electronic Execution Services, and $0.7 million for Corporate and Other.

Consolidated Revenues for the three months ended September 30, 2011 increased $157.9 million, or 65.9%, from the same period a year ago, while Consolidated Expenses increased $113.6 million, or 47.5%. Consolidated Pre-tax earnings for the three months ended September 30, 2011 increased $44.3 million from the same period a year ago.

Consolidated Revenues for the nine months ended September 30, 2011 increased $173.2 million, or 19.5%, from the same period a year ago, while Consolidated Expenses increased $186.4 million, or 24.8%. Consolidated Pre-tax earnings for the nine months ended September 30, 2011 decreased $13.2 million, or 9.6%, from the same period a year ago.

The changes in our Pre-tax earnings or loss by segment from the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2011 are summarized as follows:

•

Market Making – Our Pre-tax earnings from Market Making for the three months ended September 30, 2011 increased by $48.1 million, or 228.8%, from the comparable period in 2010. For the nine months ended September 30, 2011, our Pre-tax earnings from Market Making decreased by $8.1 million, or 4.5%, from the comparable period in 2010. The quarter over quarter increase is primarily due to the improved performance of both our client and non-client quantitative trading models, as seen with our increased average revenue capture per U.S. equity dollar value traded, as well as higher volumes and market volatility offset, in part, by higher expenses due to increased volume-based transaction and regulatory fees and expansion of our product offering including options market making. The year over year decrease is due to higher costs of our expansion efforts in Europe and our product offerings, including options market making.

•

Institutional Sales and Trading – Our Pre-tax loss from Institutional Sales and Trading for the three months ended September 30, 2011 decreased by $0.3 million, or 2.0%, from the comparable period in 2010. Our Pre-tax loss from Institutional Sales and Trading for the nine months ended September 30, 2011 increased by $15.4 million from the comparable period in 2010. The quarter over quarter improvement is primarily due to increased revenues from our Urban business, which increased its market share of both reverse mortgage origination and HMBS issuance and improved results from our Listed Derivatives group offset, in part, by higher restructuring charges. The year over year pre-tax loss increase is primarily due to a decrease in the performance from our Institutional Fixed Income business, higher restructuring charges and higher expenses due to the expansion of our product offerings, including research.

•

Electronic Execution Services – Our Pre-tax earnings from Electronic Execution Services for the three months ended September 30, 2011 increased by $5.5 million, or 66.5%, from the comparable period in 2010. Our Pre-tax results from Electronic Execution Services for the nine months ended September 30, 2011 increased by $10.3 million, or 38.4%, from the comparable period in 2010. The increase is primarily due to higher volumes and increased earnings due to the scalability of our Knight Direct, Hotspot FX and Knight BondPoint platforms.

•

Corporate and Other – Our Pre-tax loss from our Corporate and Other segment for the three months ended September 30, 2011 increased by $9.7 million, or 72.1%, from the comparable period in 2010. Our Pre-tax loss from our Corporate and Other segment for the nine months ended September 30, 2011 increased by $0.1 million from the comparable period in 2010. The additional losses are primarily due to higher interest expense related to our Long-Term Debt and stock loan activity for the three and nine months ended September 30, 2011.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors. These factors include, among other things, market conditions and the resulting volatility and credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our market making and program trading portfolios; the performance of our non-client principal trading models; movements of credit spreads; HECM origination and HMBS securitization volumes; and the overall growth of our balance sheet and capital usage; the performance of our global operations; costs associated with our global expansion and domestic growth; the effectiveness of our self-clearing platform and our ability to manage risk related thereto; the availability of credit and liquidity in the market place; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow, changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; legislative, legal, regulatory and financial reporting changes; legal and regulatory matters or proceedings; geopolitical risk; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in market share, growth and profitability in our four operating segments. If demand for our services declines or our performance deteriorates significantly due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

Trends

Global Economic Trends

Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid equity and debt markets and the level of trading volumes and volatility in such markets.

During the quarter ended September 30, 2011, volatility levels across equity markets increased as compared to the previous quarter, while in the debt markets, credit spreads widened. Overall, there are still concerns about global stability and growth, inflation and declining asset values.

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

their executions as well as increase efficiencies, market makers have increased the level of automation within their operations and the extent of price improvement. The greater focus on execution quality has resulted in greater competition in the marketplace, which, along with market structure changes and market conditions, has negatively impacted the revenue capture and margin metrics of the Company and other market making firms.

•

Market Making, Institutional Sales and Trading and Electronic Execution Services transaction volumes executed by clients have fluctuated over the past few years due to retail and institutional investor sentiment, market conditions and a variety of other factors. Market Making, Institutional Sales and Trading and Electronic Execution Services transaction volumes may not be sustainable and are not predictable.

•

Over the past several years several exchanges have consolidated, and market participants have created alternative trading systems (“ATS”), ECN and other execution venues which compete within the OTC and listed trading venues. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market making firms competing for retail and institutional order flow. Further, many broker-dealers are offering their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•

Reverse mortgages can be a cost-effective way to help seniors (age 62 and older) meet their financial needs in retirement, by enabling them to tap the equity in their home. Reverse mortgages are increasing in popularity with seniors who have equity in their homes and want to supplement their income and enhance their liquidity. This trend may continue as the Baby Boomer generation enters retirement age. However, there is no guarantee that this trend, current volumes, or the referenced popularity will continue.

•

In 2011, the two largest reverse mortgage originators exited the reverse mortgage business. Declining home values and the inability to assess borrowers’ financial health were cited as factors contributing to their respective decisions. In January 2011, the U.S. Department of Housing and Urban Development (“HUD”) provided loss mitigation guidance for the resolution of HECMs that are delinquent due to, among other things, unpaid property charges. HUD also discussed what steps lenders could take to get mortgagors back on track (e.g., establishing a repayment plan). HUD noted that foreclosure is and must remain a method of last resort for the resolution of unpaid property charges. It has also been reported that HUD is developing procedures that would allow lenders to assess a prospective borrower’s income and expenses, and possibly require homeowners to set aside money to pay for taxes and insurance. However, no formal guidelines have yet been published.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from our Market Making, Institutional Sales and Trading and Electronic Execution Services segments.

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

Trading profits and losses on principal transactions primarily relate to our global market making activities and are included within Net trading revenue. These revenues are primarily affected by changes in the amount and mix of equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, development of, and enhancement to, our market making models, performance of our non-client trading models, volatility in the marketplace, our mix of sell- and buy-side clients, regulatory changes and evolving industry customs and practices.

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

Investment income and other, net primarily represents returns on our strategic and deferred compensation investments, as well as revenues recognized in connection with mortgage servicing rights. Such income or loss is primarily affected by the performance and activity of our strategic investments and changes in value of certain deferred compensation investments, as well as volumes of HECM securitizations.

Expenses

Employee compensation and benefits expense, our largest expense, primarily consists of salaries and wages paid to all employees, profitability-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to all other employees based on our profitability and changes in value of certain deferred compensation liabilities. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues and business mix, profitability and the number of employees. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.

Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities and options transactions, transaction fees paid to Nasdaq and other exchanges, clearing organizations and regulatory bodies, and execution fees paid to third parties, primarily for executing trades on the NYSE and other exchanges, and for executing orders through ECNs. Execution and clearance fees primarily fluctuate based on changes in trade and share volume, execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies.

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

Restructuring charges consist of employee severance and other benefit costs, writedown of assets, inclusive of capitalized software, intangible assets and goodwill, and lease and contract terminations in connection with restructuring plans set in place in order to lower operating expenses.

Writedown of assets and lease loss accrual consist primarily of costs associated with the writedown of asset and lease losses recorded for excess office space.

Other expenses include corporate insurance, employment fees, general office expense and reserves associated with our GNMA issuances.

Three Months Ended September 30, 2011 and 2010

Revenues

Market Making

	For the three months ended September 30,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$41.2	$28.2	$13.1	46.5%
Net trading revenue (millions)	161.9	66.7	95.2	142.7%
Interest, net (millions)	1.7	(1.4)	3.1	N/M
Investment income and other, net (millions)	-	0.0	(0.0)	N/M

Total Revenues from Market Making (millions)	$204.9	$93.4	$111.4	119.3%

Average daily U.S. equity dollar value traded ($ billions)	33.9	23.6	10.3	43.7%
Average daily U.S. equity trades (thousands)	4,768.8	3,421.7	1,347.1	39.4%
Nasdaq and Listed equity shares traded (billions)	69.7	60.2	9.4	15.6%
OTC Bulletin Board and Pink Sheet shares traded (billions)	176.8	422.6	(245.8)	-58.2%
Average revenue capture per U.S. equity dollar value traded (bps)	1.28	0.92	0.35	38.4%

Totals may not add due to rounding.
N/M – Not meaningful

Total revenues from the Market Making segment, which primarily comprises Net trading revenue from our domestic businesses, increased 119.3% to $204.9 million for the three months ended September 30, 2011, from $93.4 million for the comparable period in 2010. Revenues for the three months ended September 30, 2011 were positively impacted by improved performance of both our client and non-client quantitative trading models, as seen with an increase in our increased average revenue capture per U.S. equity dollar value traded, as well as higher volumes and market volatility.

Average revenue capture per U.S. equity dollar value traded was 1.28 basis points (“bps”) for the third quarter of 2011, up 38.4% from the third quarter of 2010. The primary drivers for the increase in revenue capture were improved performance of both our client and non-client quantitative trading models and the change in mix of our order flow offset, in part, by higher regulatory fees. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees) (collectively “Domestic Equity Trading Revenues”), divided by the total dollar value of the related equity transactions. Domestic Equity Trading Revenues were $276.7 million and $139.2 million for the three months ended September 30, 2011 and 2010, respectively. Domestic Equity Trading Revenues do not include revenues from our international and Knight Direct businesses but includes a small portion of revenues and volumes from our Institutional Sales and Trading segment.

Institutional Sales and Trading

	For the three months ended September 30,		Change	% of Change
	2011	2010
Commissions and fees (millions)	$119.8	$96.2	$23.6	24.6%
Net trading revenue (millions)	24.7	13.2	11.5	87.5%
Interest, net (millions)	(6.5)	(0.6)	(5.9)	N/M
Investment income and other, net (millions)	7.5	0.1	7.4	N/M

Total Revenues from Institutional Sales and Trading (millions)	$145.4	$108.9	$36.6	33.6%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Institutional Sales and Trading segment, which primarily comprises Commissions and fees, increased 33.6% to $145.4 million for the three months ended September 30, 2011, from $108.9 million for the comparable period in 2010. Revenues were positively impacted by higher revenues from Urban, which increased its market share of both reverse mortgage origination and HMBS issuance and from our Listed Derivatives group as a result of higher volumes.

Electronic Execution Services

	For the three months ended September 30,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$45.6	$32.0	$13.6	42.4%
Net trading revenue (millions)	(0.6)	(0.5)	(0.2)	-36.7%
Interest, net (millions)	(0.1)	0.0	(0.1)	N/M
Investment income and other, net (millions)	0.2	0.2	0.0	N/M

Total Revenues from Electronic Execution Services (millions)	$45.1	$31.7	$13.4	42.1%

Average daily Knight Direct equity shares (millions)	196.7	143.4	53.2	37.1%
Average daily Hotspot FX notional dollar value traded ($ billions)	64.5	32.5	31.9	98.2%

Totals may not add due to rounding.
N/M – Not meaningful

Total revenues from the Electronic Execution Services segment, which primarily comprises Commissions and fees, increased 42.1% to $45.1 million for the three months ended September 30, 2011, from $31.7 million for the comparable period in 2010. Revenues were positively impacted by higher Knight Direct equity shares volume and considerably higher trading volumes from our Hotspot FX business.

Corporate and Other

	For the three months ended September 30,
	2011	2010	Change	% of Change
Total Revenues from Corporate and Other (millions)	$2.0	$5.5	$(3.4)	-62.8%

Total revenues from the Corporate and Other segment, which primarily represent gains or losses on strategic investments and deferred compensation investments related to certain employees and directors, decreased 62.8% to $2.0 million for the three months ended September 30, 2011, from $5.5 million for the comparable period in 2010. The primary reason for the decrease related to our deferred compensation investments related to certain employees and directors which had a net loss of $2.0 million for the three months ended September 30, 2011 as compared to a net gain of $1.1 million for the comparable period in 2010.

Expenses

Employee compensation and benefits expense increased to $157.2 million for the three months ended September 30, 2011 from $115.7 million for the comparable period in 2010. As a percentage of total revenue, Employee compensation and benefits decreased to 39.6% for the three months ended September 30, 2011, from 48.3% for the comparable period in 2010. The increase on a dollar basis and decrease as a percentage of revenues was primarily due to higher profitability from our Market Making and Electronic Execution Services segments and higher restructuring charges.

The number of full time employees increased to 1,391 at September 30, 2011, from 1,297 at September 30, 2010, primarily due to expansion of our Urban business, the acquisition of the Designated Market Maker (“DMM”) and ETF Lead Market Maker (“LMM”) business units of Kellogg and Astor.

Execution and clearance fees increased 44% to $63.6 million for the three months ended September 30, 2011, from $44.2 million for the comparable period in 2010, primarily due to increased exchange fees, higher volumes in options and non-equity products, higher foreign trading costs and higher regulatory fees offset, in part, by the benefit of self-clearing U.S. equities. As a percentage of total revenue, Execution and clearance fees decreased to 16.0% for the three months ended September 30, 2011, from 18.4% for the comparable period in 2010 primarily due to higher revenues, improved trading performances, higher volumes, which positively impacted tier-based pricing and the benefit of self-clearing U.S. equities. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $23.0 million for the three months ended September 30, 2011, from $6.6 million for the comparable period in 2010. As a percentage of total revenue, Payments for order flow increased to 5.8% for the three months ended September 30, 2011, from 2.8% for the comparable period in 2010. This expense increased primarily due to the growth of our options market making business and increased fees paid to third party brokers with respect to Urban wholesale loan production. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, Urban loan production, client and product mix, profitability, and competition.

Writedown of assets and lease loss accrual of $1.3 million for the three months ended September 30, 2011, related to excess real estate. There were no writedown of assets and lease loss accrual for the three months ended September 30, 2010.

The restructuring charge of $28.6 million for the three months ended September 30, 2011 is related to employee severance and other employee benefits, writedown of assets and lease and contract termination costs in connection with our plan to discontinue certain initiatives and decrease operating expenses. The restructuring charge of $16.7 million for the three months ended September 30, 2010 is related to severance and related costs in connection with a reduction in headcount in order to rationalize expenses.

All other expenses increased by 41.1%, or $23.1 million, to $79.3 million for the three months ended September 30, 2011 from $56.2 million for the comparable period in 2010. Interest expense increased primarily due to our increased stock lending activity and the June 2011 increase in our Long-Term Debt. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Depreciation and amortization expense increased primarily due to fixed asset purchases for our disaster recovery site and new Greenwich office, greater capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our expansion efforts. Professional fees increased due to higher consulting expenses. Other expenses increased due to reserves associated with our GNMA issuances, higher recruiting fees and other administrative expenses.

Our effective tax rate of 39.3% and 40.1% for the three months ended September 30, 2011 and 2010, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Nine Months Ended September 30, 2011 and 2010

Market Making

	For the nine months ended September 30,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$97.5	$77.4	$20.2	26.0%
Net trading revenue (millions)	413.3	364.1	49.2	13.5%
Interest, net (millions)	6.3	(3.3)	9.6	N/M
Investment income (loss) and other, net (millions)	0.0	(0.1)	0.1	N/M

Total Revenues from Market Making (millions)	$517.1	$438.1	$79.0	18.0%

Average daily U.S. equity dollar value traded ($ billions)	29.9	27.2	2.7	9.9%
Average daily U.S. equity trades (thousands)	4,149.5	3,817.0	332.5	8.7%
Nasdaq and Listed equity shares traded (billions)	189.1	214.9	(25.8)	-12.0%
OTC Bulletin Board and Pink Sheet shares traded (billions)	763.9	1,658.0	(894.1)	-53.9%
Average revenue capture per U.S. equity dollar value traded (bps)	1.23	1.12	0.11	9.4%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Market Making segment, which primarily comprises Net trading revenue from our domestic businesses, increased 18.0% to $517.1 million for the nine months ended September 30, 2011, from $438.1 million for the comparable period in 2010. Revenues for the nine months ended September 30, 2011, were positively impacted by improved performance of both our client and non-client quantitative trading models, as seen with an increase in our average revenue capture per U.S. equity dollar value traded, as well as higher volumes and market volatility.

Average revenue capture per U.S. equity dollar value traded was 1.23 bps for the nine months ended September 2011, up 9.4% from the nine months ended September 2010. The primary drivers for the increase in revenue capture were improved performance of both our client and non-client quantitative trading models and the change in mix of our order flow. Domestic Equity Trading Revenues were $692.8 million and $573.0 million for the nine months ended September 30, 2011 and 2010, respectively. Domestic Equity Trading Revenues do not include revenues from our international and Knight Direct businesses.

Institutional Sales and Trading

	For the nine months ended September 30,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$358.6	$317.3	$41.3	13.0%
Net trading revenue (millions)	51.7	29.8	21.8	73.1%
Interest, net (millions)	(12.1)	(2.2)	(9.9)	N/M
Investment income and other, net (millions)	9.5	0.3	9.3	N/M

Total Revenues from Institutional Sales and Trading (millions)	$407.7	$345.2	$62.5	18.1%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Institutional Sales and Trading segment, which primarily comprises Commissions and fees, increased 18.1% to $407.7 million for the nine months ended September 30, 2011, from $345.2 million for the comparable period in 2010. Revenues were positively impacted by revenues from Urban, which increased its market share of both reverse mortgage origination and HMBS issuance, listed derivatives activities and increased contributions from capital markets.

Electronic Execution Services

	For the nine months ended September 30,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$128.4	$101.5	$26.9	26.5%
Net trading revenue (millions)	(1.2)	(0.9)	(0.3)	-27.6%
Interest, net (millions)	(0.2)	(0.1)	(0.1)	N/M
Investment income and other, net (millions)	0.3	0.6	(0.3)	-45.0%

Total Revenues from Electronic Execution Services (millions)	$127.3	$101.1	$26.3	26.0%

Average daily Knight Direct equity shares (millions)	174.9	140.0	34.9	24.9%
Average daily Hotspot FX notional dollar value traded ($ billions)	60.9	35.1	25.8	73.4%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Electronic Execution Services segment, which primarily comprises Commissions and fees, increased 26.0% to $127.3 million for the nine months ended September 30, 2011, from $101.1 million for the comparable period in 2010. Revenues were positively impacted by higher volumes and expanded product offerings from all of the businesses within this segment.

Corporate and Other

	For the nine months ended September 30,
	2011	2010	Change	% of Change
Total Revenues from Corporate and Other (millions)	$11.0	$5.6	$5.4	96.3%

Total revenues from the Corporate and Other segment, which primarily represent gains or losses on strategic investments and deferred compensation investments related to certain employees and directors, increased 96.3% to $11.0 million for the nine months ended September 30, 2011, from $5.6 million for the comparable period in 2010. The primary drivers for the increase in revenues were lower losses from our strategic investments and higher interest income from our stock borrow activity offset, in part, by losses from our deferred compensation investments related to certain employees and directors.

Expenses

Employee compensation and benefits expense increased to $446.3 million for the nine months ended September 30, 2011 from $412.8 million for the comparable period in 2010. As a percentage of total revenue, Employee compensation and benefits decreased to 42.0% for the nine months ended September 30, 2011, from 46.4% for the comparable period in 2010. The increase on a dollar basis was primarily due to higher profitability from our Market Making segment.

Execution and clearance fees increased 31.0% to $175.8 million for the nine months ended September 30, 2011, from $134.2 million for the comparable period in 2010, primarily due to increased exchange fees, higher volume in options and non-equity products, higher foreign trading costs and higher regulatory fees offset, in part, by the benefit of self-clearing U.S. equities. As a percentage of total revenue, Execution and clearance fees increased to 16.5% for the nine months ended September 30, 2011, from 15.1% for the comparable period in 2010. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $66.0 million for the nine months ended September 30, 2011, from $28.7 million for the comparable period in 2010. As a percentage of total revenue, Payments for order flow increased to 6.2% for the nine months ended September 30, 2011, from 3.2% for the comparable period in 2010. This expense increased primarily due to the growth of our options market making business and increased fees paid to third party brokers with respect to wholesale loan production at Urban, which was acquired in July 2010. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, Urban loan production, client and product mix, profitability, and competition.

Writedown of assets and lease loss accrual of $2.3 million for nine months ended September 30, 2011 relates to excess real estate capacity. Writedown of assets and lease loss accrual was $1.0 million for the nine months ended September 30, 2010 comprising $0.3 million for the discontinued use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity.

The restructuring charge of $28.6 million for the nine months ended September 30, 2011 is related to employee severance and other employee benefits, writedown of assets and lease and contract termination costs in connection with our plan to discontinue certain initiatives and decrease operating expenses. The restructuring charge of $16.7 million for the nine months ended September 30, 2010 is related to severance and related costs in connection with a reduction in headcount in order to rationalize expenses.

All other expenses increased by 38.1%, or $60.8 million, to $220.2 million for the nine months ended September 30, 2011 from $159.4 million for the comparable period in 2010. Interest expense increased primarily due to our increased stock lending activity and the June 2011 increase in our Long-Term Debt. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Depreciation and amortization expense increased primarily due to fixed asset purchases, greater capitalized software development costs and acquired intangible assets. Occupancy and equipment rentals expense increased primarily due to the costs associated with our expansion efforts. Professional fees increased due to higher consulting expenses. Other expenses increased due to reserves associated with our GNMA issuances, higher recruiting fees and other administrative expenses.

Our effective tax rate of 39.2% and 39.8% for the nine months ended September 30, 2011 and 2010, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

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

(Loss) income from discontinued operations, net of tax, was ($0.1 million) and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and ($0.4 million) and ($0.2 million) for the nine months ended September 30, 2011 and 2010, respectively. See Footnote 13 “Discontinued Operations,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of September 30, 2011, we had $7.06 billion in assets, 66.4% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers, dealers and clearing organizations, financial instruments owned and securities borrowed. Receivables from brokers, dealers and clearing organizations include interest bearing cash balances held with third party clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Financial instruments owned principally consist of equity securities that trade on the NYSE, NYSE Amex Equities and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board, listed U.S. options, loan inventory and securitized HECM loan inventory. Securities borrowed represent the value of cash or other collateral deposited with stock lenders to facilitate our trade settlement process.

Other assets primarily represent net deferred tax assets, deposits and other miscellaneous receivables.

Total assets increased $2.39 billion, or 51.2%, from $4.67 billion at December 31, 2010 to $7.06 billion at September 30, 2011. The majority of the increase in assets relates to the growth of our financial instruments owned. Financial instruments owned increased by $1.95 billion, or 121.4%, from $1.60 billion at December 31, 2010, to $3.55 billion at September 30, 2011, due to the securitization of $1.21 billion of fair value of Urban HECM loans into GNMA securities, where the securitization is not accounted for as a sale under current accounting standards. Also contributing to the increase in financial instruments owned are the increases in the size of the securities inventory utilized in our option market making and ETF activities resulting from expansion of our strategies and increased loan inventory. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Securities borrowed increased by $113.5 million, from $1.36 billion at December 31, 2010 to $1.47 billion at September 30, 2011. The growth of our securities borrowed is a by-product of our self-clearing activities. Receivable from brokers, dealers and clearing organizations increased by $180.6 million, from $476.2 million at December 31, 2010 to $656.8 million at September 30, 2011, due to increased deposits at third party clearing organizations as well as timing relating to trade date versus settlement date differences.

Total liabilities increased $2.31 billion, or 69.7%, from $3.31 billion at December 31, 2010 to $5.62 billion at September 30, 2011. The majority of the increase in liabilities relates to increases in Collateralized financings, Financial instruments sold, not yet purchased and Payable to brokers, dealers and clearing organizations. Collateralized financings increased by $1.52 billion, or 144.6%, from $1.05 billion at December 31, 2010, to $2.56 billion at September 30, 2011 primarily due to the increased Liability to GNMA trusts, at fair value associated with the securitization of Urban HECM loans into GNMA securities, where such securitization is not accounted for as a sale, as well as the increased lending activity to facilitate transaction settlements relating to self-clearing and loan origination. Financial instruments sold, not yet purchased increased by $554.9 million, or 42.3%, from $1.31 billion at December 31, 2010, to $1.87 billion at September 30, 2011, primarily due to an increase in the size of the securities inventory utilized in our option market making and ETF activities and for trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the increase in our long securities position. Payable to brokers, dealers and clearing organizations increased by $72.9 million, from $337.4 million at December 31, 2010 to $410.3 million at September 30, 2011, due to timing relating to trade date versus settlement date differences.

Stockholders’ equity increased by $85.8 million, from $1.36 billion at December 31, 2010 to $1.45 billion at September 30, 2011. The increase in stockholders’ equity from December 31, 2010 was primarily a result of earnings and stock-based compensation activity during the nine months ended September 30, 2011, offset by our stock repurchase program.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, our long-term debt and other borrowings. At September 30, 2011, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of $893.7 million.

We have acquired several businesses over the last few years. In July 2008, we completed the acquisition of Knight’s institutional fixed income business for $75.3 million, comprising $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the transaction included a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight’s institutional fixed income business during the three-year period following the closing of the transaction. Knight’s institutional fixed income business achieved its first and second year performance targets which entitled the sellers to receive a total of approximately $66.6 million of the aforementioned earn-out in the form of unregistered shares of Knight common stock. Knight’s institutional fixed income business did not achieve its third year performance target. As such, no further payments will be made to the sellers. In July 2010, we completed the acquisition of Urban for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.0 million. Urban achieved its first year performance target as of July 31, 2011. Therefore, the seller received $1.3 million split evenly between cash and unregistered shares of Knight common stock. In October 2010, we completed the acquisition of Astor for $18.0 million, comprising $10.8 million in cash and approximately 579,000 shares of unregistered Knight common stock valued at $7.2 million. In December 2010, we completed the acquisition of the DMM and LMM business units of Kellogg for $22.5 million in cash. We expect to fund the purchase price of any future acquisitions with our current cash position or, in some cases, through the issuance of our stock or debt.

Income from continuing operations before income taxes was $44.4 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $10.7 million and $11.5 million for the three months ended September 30, 2011 and 2010 respectively. Depreciation expense was $4.0 million and $3.5 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $9.8 million and $7.8 million for the three months ended September 30, 2011 and 2010, respectively. Non-cash restructuring charge for the three months ended September 30, 2011 was $11.5 million comprising $3.1 million related to stock based compensation, $6.1 million in writedown of assets and $2.3 million in writedown of intangible assets and goodwill. There were no non-cash writedowns for the three months ended September 30, 2010.

Capital expenditures related to our continuing operations were $9.9 million and $18.9 million during the three months ended September 30, 2011 and 2010, respectively. Purchases of investments were $3.4 million and $0.3 million and distributions from investments were $0.4 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively. Cash payment relating to purchase of a business, net of cash acquired for the three months ended September 30, 2011 and 2010 was $0.6 million and $14.8 million, respectively.

In March 2010, we issued Cash Convertible Senior Subordinated Notes (“Notes”) with a face amount of $375.0 million in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the termination and required repayment of the borrowings under our previous $140.0 million credit agreement including accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. For the three months ended September 30, 2011, we recognized interest expense related to the Notes of $6.7 million. See Footnote 8 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding the Notes.

In June 2011, we entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks. As of September 30, 2011, the Company has borrowed all the funds under the Term Credit Agreement and the interest rate was 2.69% per annum, which is based on the one month LIBOR rate plus 2.5%. Interest is paid quarterly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014. For the three months ended September 30, 2011, we recognized interest expense related to the Term Credit Agreement of $0.7 million. See Footnote 8 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding the Term Credit Agreement.

In June 2011, we also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement”) with Knight Execution & Clearing Services LLC and Knight Capital Americas, L.P, as borrowers, with the same consortium of banks. Borrowings under the Revolving Credit Agreement shall bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus a margin ranging from 1.50% – 2.0% per annum. Interest is payable quarterly. As of September 30, 2011, there were no borrowings under the Revolving Credit Agreement. Any amounts borrowed under the Revolving Credit Agreement are repayable on June 27, 2012. We are charged an annual commitment fee of 0.25% on the average daily amount of the unused portion of the Revolving Credit Agreement. For the three months ended September 30, 2011, we recorded $0.1 million in commitment fees. See Footnote 8 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding the Revolving Credit Agreement.

We have an authorized stock repurchase program of $1.00 billion. We repurchase 1.5 million shares under the stock repurchase program during the third quarter of 2011 for $17.2 million. Through September 30, 2011, we had repurchased 73.2 million shares for $834.5 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had 98.8 million shares of Class A Common Stock outstanding as of September 30, 2011.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of September 30, 2011, all of our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for the following significant regulated broker-dealer subsidiaries at September 30, 2011, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas, L.P.	$192.3	$1.0	$191.3
Knight Execution & Clearing Services LLC	110.4	2.6	107.8

Our foreign registered broker-dealers are subject to certain financial resource requirements of either the Financial Services Authority (“FSA”) or the Securities and Futures Commission (“SFC”). The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at September 30, 2011 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$119.2	$36.1	$83.1

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Securitization activities – During the first quarter of 2011, we began securitizing HECMs under our GNMA issuance authority. We generally account for securitization and transfer of financial assets as sales when we have relinquished control over the transferred assets. When a transfer of assets does not meet the GAAP criteria for sale treatment, we continue to recognize the HECMs in Financial instruments owned, at fair value, and we recognize a corresponding liability recorded as Liability to GNMA trusts, at fair value on the Consolidated Statements of Financial Condition.

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

As of September 30, 2011, our loan inventory, foreign currency forward contracts, investment in the Deephaven Funds, deferred compensation investments and certain mortgage-backed securities are also classified within Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of September 30, 2011 and December 31, 2010, we did not hold any financial instruments that met the definition of Level 3.

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

Goodwill

Goodwill of $337.8 million at September 30, 2011 primarily relates to our Institutional Sales and Trading and Electronic Execution Services segments. Goodwill primarily represents purchases of the businesses now operating as Knight Direct, Hotspot FX, and Knight BondPoint in our Electronic Execution Services segment and Knight Fixed Income, Urban and Astor in our Institutional Sales and

Trading segment. We test the goodwill in each of our operating segments for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable price-to-book multiples and discounted cash flow analyses) and we derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. We performed our annual test for impairment of goodwill in the second quarter of 2011 and determined that goodwill was not impaired at that time. During the third quarter of 2011, we wrote off Goodwill in the Corporate and Other segment of $1.0 million as part of the restructuring charge. See Footnote 12 “Restructuring, Writedown of Assets and Lease Loss Accrual,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information. No other events occurred during the nine months ended September 30, 2011 that would indicate goodwill may not be recoverable.

Intangible Assets

Intangible Assets with definite lives are amortized over their respective lives. Intangible assets, less accumulated amortization, of $96.8 million at September 30, 2011 are primarily attributable to our Institutional Sales and Trading and Electronic Execution Services segments. Substantially all intangible assets resulted from the purchases of the businesses now operating as Knight Direct, Hotspot FX, Knight BondPoint, Knight Fixed Income and Urban. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from two to 20 years. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. During the third quarter of 2011, a portion of customer relationships within the Institutional Sales and Trading segment with an unamortized cost of $1.3 million was written off. See Footnote 12 “Restructuring, Writedown of Assets and Lease Loss Accrual,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information. No other events occurred during the nine months ended September 30, 2011 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. During the second quarter of 2010, the Libertas trade name with an unamortized cost of $0.3 million was written off.

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

We maintain a deferred compensation plan related to certain employees and directors. This plan provides a return to the participants based upon the performance of various investments. In order to hedge our liability under this plan, we generally acquire the underlying investments and hold such investments until the deferred compensation liabilities are satisfied. We record changes in value of such investments in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.

Market Making, Sales, Trading and Execution Activities – Financial instruments owned and Financial instruments sold, not yet purchased, which primarily consist of listed and OTC equities, are carried at fair value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

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

Accounting Standards Updates

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that changes the existing rules for determining when a repurchase agreement should be accounted for as a sale of financial assets or as a secured borrowing. Under this ASU, if a transferor maintains effective control over the transferred financial assets and if there is an agreement that entitles and obligates the transferor to repurchase the financial assets before maturity, the transferor must account for the transaction as a secured borrowing. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. As we account for all of our repurchase agreements as secured borrowings based on the terms of the agreements, the adoption of this ASU is not expected to have an impact on our Consolidated Financial Statements.

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

In September 2011, the FASB issued an ASU that changed the guidance regarding the testing of goodwill for impairment. The new guidance provides a company the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact, if any, this ASU will have on our Consolidated Financial Statements.

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

Market Risk

Our market making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility, interest rates, credit spreads, and changes in liquidity, over which we have virtually no control. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices. Interest rate risks result primarily from exposure and changes in the yield curve, the volatility of interest rates and credit spreads.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a significantly lesser extent, listed equity options and fixed income products. The fair value of these financial instruments at September 30, 2011 and 2010 was $2.29 billion and $1.27 billion, respectively, in long positions and $1.83 billion and $1.12 billion, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $46.3 million and $15.4 million as of September 30, 2011 and 2010, respectively, due to the offset of gains in short positions against losses in long positions.

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

In the third quarter of 2011, the following developments occurred in the litigations involving the Electronic Trading Group former employees described in the Company’s Form 10-Q for the quarter ended June 30, 2011:

In August 2011, the litigations were resolved and discontinued with prejudice. The Company made a settlement payment which did not have a material adverse effect on the Company’s Consolidated Statements of Operations or Consolidated Statement of Financial Condition.

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

The following table contains information about our purchases of our Class A Common Stock during the third quarter of 2011 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011
Common stock repurchases	-		-	$182,635
Employee transactions (2)	38		-

Total	38	$11.04	-

August 1, 2011 – August 31, 2011
Common stock repurchases	1,524		1,524	$165,470
Employee transactions (2)	98		-

Total	1,622	$11.26	1,524

September 1, 2011 – September 30, 2011
Common stock repurchases	-		-	$165,470
Employee transactions (2)	21		-

Total	21	$12.50	-

Total
Common stock repurchases	1,524		1,524
Employee transactions (2)	157		-

Total	1,680	$11.27	1,524

Totals may not add due to rounding.

(1)	On April 4, 2002, the Company’s Board of Directors announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $35 million. This repurchase program was increased by an aggregate of $965 million to a total of $1 billion by resolutions of the Company’s Board of Directors adopted on July 16, 2002, May 12, 2003, April 20, 2004, August 8, 2004, April 19, 2005, October 18, 2005, April 18, 2006 and July 17, 2007. The Company may repurchase shares from time to time in the open market, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Knight Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Statements of Financial Condition at September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of November, 2011.

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)