Form 10-K
period 2011-12-31
KNIGHT CAPITAL GROUP, INC.
filed 2012-02-29
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $912.8 million at June 30, 2011 based upon the closing price for shares of the Registrant’s Class A Common Stock as reported by the New York Stock Exchange. For purposes of this calculation, affiliates are considered to be executive officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

At February 22, 2012, the number of shares outstanding of the Registrant’s Class A Common Stock was 99,034,994 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

KNIGHT CAPITAL GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2011

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks related to the Company’s corporate restructuring in the third quarter of 2011, including the ability to recognize anticipated cost savings, the possibility of unexpected costs or expenditures, and the impact of the restructuring on the Company’s businesses and results of operations, risks associated with changes in market structure, legislative, regulatory or financial rules, risks associated with the Company’s changes to its organizational structure and management and the costs, integration, performance and operation of businesses previously acquired or developed organically, or that may be acquired or developed organically in the future. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

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

Financial information concerning our business segments for each of 2011, 2010 and 2009, respectively, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”) and in the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”

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

Operating Segments

Effective the third quarter of 2011, we changed from three operating segments: (i) Equities, (ii) Fixed Income, Currencies and Commodities and (iii) Corporate to four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other. This change was made to better reflect the current nature of our offerings and services, our distribution methods and how we manage our businesses.

•

Market Making—Our Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, we commit capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. Our Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which we operate as a market maker in equity securities quoted and traded on the Nasdaq Stock Market, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities and several European exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board and the OTC Pink Markets. We provide trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. Market Making also includes our option market making business which has expanded trading onto several electronic exchanges.

•

Institutional Sales and Trading—Our Institutional Sales and Trading segment includes global equity and fixed income sales, reverse mortgage origination and securitization, capital markets and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equities and fixed income transactions as agent on behalf of institutional clients, and we commit capital on behalf of our clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades and provides capital markets services, including equity and debt private placement.

•

Electronic Execution Services—Our Electronic Execution Services segment offers access to markets and self-directed trading via our electronic agency-based platforms. In contrast to Market Making, we generally do not act as a principal to transactions that are executed within this segment and generally earn commissions for acting as agent between the principals to the trade.

•

Corporate and Other—Our Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support our other segments such as self-clearing services, including stock lending activities.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments on a consolidated basis (in millions):

	For the year ended December 31,
	2011	2010	2009
Market Making
Revenues	$704.5	$549.1	$558.3
Expenses	448.4	339.3	360.5

Pre-tax earnings	256.1	209.9	197.8

Institutional Sales and Trading
Revenues	511.5	457.6	495.6
Expenses	555.9	477.1	431.1

Pre-tax (loss) earnings	(44.4)	(19.5)	64.4

Electronic Execution Services
Revenues	167.9	138.2	102.0
Expenses	118.4	100.8	83.6

Pre-tax earnings	49.5	37.4	18.4

Corporate and Other
Revenues	20.6	4.1	6.6
Expenses	94.7	82.0	54.4

Pre-tax loss	(74.1)	(77.9)	(47.9)

Consolidated
Revenues	1,404.5	1,149.1	1,162.4
Expenses	1,217.4	999.1	929.6

Pre-tax earnings	$187.1	$150.0	$232.8

Totals may not add due to rounding.

Market Making Segment

Business Segment Overview

We make markets primarily in global equities and listed domestic options. Our Market Making segment combines deep liquidity with sophisticated trading technology to deliver high quality trade executions consistent with client-defined measures. We apply advanced electronic trading tools which allow buy-side (also referred to as institutions) and sell-side (also referred to as broker-dealers) clients to interact with the market based on their specific needs and preferences. As a result, we are able to attract a significant base of clients with diverse investment styles and strategies, while at the same time, capture a greater share of client order flow. To do so, our model requires that we manage risk and deploy capital effectively as well as maintain efficient and reliable trading technology and infrastructure. We are connected to a large number of external market centers including exchanges, electronic communication networks (“ECN”), alternative trading systems (“ATS”), dark liquidity pools, alternative display facilities (“ADF”), multilateral trading facilities (“MTF”) and other broker-dealers.

The majority of our revenue from this segment is derived from electronic market making in global equities and listed domestic options. Generally, market makers display the prices at which they are willing to bid, meaning buy, or offer, meaning sell, securities and adjust their bid and offer prices in response to the forces of supply and demand for each security. We provide trade executions as an equities DMM on the NYSE, NYSE Amex and NYSE Arca. Our cash traders handle sell-side orders such as oversized orders, specialized order types and stocks impacted by breaking news or events.

We conduct the vast majority of our market making activity as principal through the use of automated quantitative models. When acting as principal, we commit our own capital and derive revenues from the difference between the amount paid when securities are bought and the amount received when the securities are sold. Another component of our trading strategy employs the use of non-client principal trading models which interact with street flow. These non-client principal models leverage our sophisticated trading technology and infrastructure to buy and sell equities and other financial instruments at a high rate of speed and for very short holding periods and are generally designed to benefit from pricing and arbitrage opportunities within the marketplace.

We are also developing and expanding our capabilities as an electronic options market-maker and currently operate on eight electronic exchanges and make markets in over 1,000 options names. We expect this activity to expand in the future.

Clients and Products

Clients

Within Market Making, we offer products and services via electronic and voice access points primarily to global, national, regional and on-line broker-dealers, and traditional investment banks in North America and Europe. We provide these clients with deep liquidity, high fulfillment rates and high-quality trade executions according to client-defined and regulatory measures.

In 2011, our Market Making segment did not have any client that accounted for more than 10% of our U.S. equity dollar value traded.

Products and Services

Market Making primarily includes client, and to a lesser extent, non-client electronic market making activities in which we operate as a market maker in equity securities quoted and traded on the Nasdaq Stock Market, OTC market for NYSE, NYSE Amex and NYSE Arca listed securities, and several European exchanges. Our trading strategies also include ETFs, options, futures and foreign exchange. Our objective is to differentiate ourselves from competitors by providing high quality and competitive trade execution services combined with superior client service. Over the past several years we have worked to expand our products and services. We continually modify and enhance our quantitative models and have expanded our strategies to trade futures, options and foreign exchange.

We seek to provide sell-side clients with high quality and competitive trade executions that enable them to satisfy their fiduciary obligations to their customers to seek to obtain the best execution reasonably available in the marketplace. Most of our equity order flow is executed as principal and handled electronically using sophisticated algorithms to optimize the execution of client order flow.

Institutional Sales and Trading Segment

Business Segment Overview

Institutional Sales and Trading covers a wide range of trading activities including full service sales and trading across global equities, fixed income, ETFs and options, research, equity and debt capital markets, reverse mortgage origination and securitization, and asset management. We execute and facilitate transactions predominantly as agent on behalf of institutional clients, and we commit capital when needed. Much of our interaction is based on our client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades. We provide capital markets services, including equity and debt placement. Our specialized products and services allow us to deepen relationships with existing clients, build liquidity across asset classes and establish relationships with new clients.

Our approach to trading combines deep liquidity and capital facilitation, when needed, to deliver high quality trade executions consistent with client-defined measures. We feature traditional sales and trading which allows buy-side clients to interact with the market based on their specific needs and preferences. As a result, we are able to attract a significant base of clients with diverse investment styles and strategies, while at the same time, capture a greater share of client order flow.

The majority of our revenues from Institutional Sales and Trading are commissions derived from full service execution transactions with institutional clients on an agency basis and commission-equivalents on riskless principal transactions. Over the past several years we have built up this segment primarily through the focus of our client service and expansion of our client offerings. Part of this build-up included recent acquisitions of complementary businesses in an effort to strengthen this segment’s offering and further expand and diversify our products and services:

•

In July 2010, we acquired Urban Financial Group, Inc. (“Urban”). Urban is principally an originator of home equity conversion mortgages, commonly referred to as reverse mortgages, insured by the Federal Housing Administration.

•

In October 2010, we acquired Astor Asset Management LLC (“Astor”), a fee-based money management firm employing a portfolio management approach to investing involving modeling economic data and utilizing low cost ETFs to capitalize on cyclical changes.

Since we made these acquisitions, we have expanded these products, enhanced the various platforms utilized and grown these businesses.

In the third quarter of 2011, we undertook a restructuring which comprised a significant downsizing of our Hong Kong equities presence and certain other cost saving initiatives principally within this segment. While this restructuring affected the results for 2011, our client focus and offerings for the majority of our products and services remains intact.

Clients and Products

Clients

Within our Institutional Sales and Trading segment, we serve a broad range of buy-side and sell-side firms across several asset classes.

Within our global equities business, we offer products and provide services via various access points primarily to our buy-side clients including mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments across North America and Europe. We provide buy-side clients with deep liquidity, actionable market insights, anonymity and trade executions with minimal market impact.

In fixed income sales, our buy-side clients include mutual funds, insurance companies, pension funds, hedge funds and banks across North America and Europe. We provide buy-side clients with access to investment research, a broad range of securities and products, trading expertise and an extensive client network to match buyers and sellers. Urban’s market primarily represents homeowners throughout the U.S. and Puerto Rico that are eligible for reverse mortgages.

We also provide capital markets services to small- and mid-cap corporate issuers as well as private companies in the U.S and Europe. We offer corporate issuers and private companies capital structure advisory services, transition services and access to our large client distribution network.

In 2011, our Institutional Sales and Trading segment did not have any client that accounted for more than 10% of our fixed income notional value traded or more than 10% of our commissions earned.

Products and Services

We offer clients a broad range of products and services and voice access to the global markets including sales and trading for equities, ETFs, options and fixed income securities (including high yield and high grade corporate bonds, distressed debt, asset and mortgage-backed securities, federal agency securities, hybrid securities, syndicated bank loans and emerging markets). We also provide soft dollar and commission recapture programs, capital markets and asset management activities. We provide buy-side clients with deep liquidity, actionable market insights, anonymity and trade executions with minimal market impact. We also publish research reports across several sectors in the Americas, United Kingdom and emerging markets evaluating corporate risk, interest rate risk and individual issuers. For our buy-side clients, we offer comprehensive trade execution services covering the depth and breadth of the market. We handle large complex trades, accessing liquidity from our order flow, as well as other sources. When liquidity is not naturally present in the equities market, we may offer capital facilitation to complete our clients’ trades.

Through Urban, we originate direct and brokered home equity conversion mortgages (“HECMs”), commonly referred to as reverse mortgages, insured by the Federal Housing Administration (“FHA”). Each HECM loan is originated in accordance with the guidelines set forth by the FHA, as described in the FHA Handbook 4235.1 Rev-1, Home Equity Conversion Mortgages, as amended or modified by mortgagee letters issued from time to time by the FHA. In February 2011, Urban received Government National Mortgage Association (“GNMA”) issuance authority for the securitization of HECMs and began issuing HECM Mortgage Backed Securities (“HMBS”) in March 2011.

Through Astor, we provide asset management services primarily to retail investors employing a portfolio management approach to investing involving modeling economic data and utilizing low cost ETFs to capitalize on cyclical changes.

Electronic Execution Services Segment

Business Segment Overview

Our Electronic Execution Services segment offers access to markets and self-directed trading via our electronic agency-based platforms. In contrast to Market Making, we generally do not act as a principal to transactions that are executed within this segment and generally earn commissions for acting as agent between the principals to the trade.

Through our Knight Direct® platform, we provide a comprehensive, customizable execution management system that provides clients with the ability to execute trades across asset classes through a wide array of global destinations. The business offers direct market access trading through the use of EdgeTrade algorithms and internal crossing through the Knight Match® product.

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

Through our Knight BondPoint® platform, we provide electronic fixed income trading solutions to sell-side firms. Knight BondPoint operates a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable offerings. Knight BondPoint also provides a front-end application for brokers and advisors as well as a trading application for traders.

Clients and Products

Clients

Knight Direct’s execution management system offers buy- and sell-side clients direct market access via a broker-neutral trading platform to multiple liquidity destinations and asset classes.

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

In 2011, our Electronic Execution Services segment did not have any client that accounted for more than 10% of our commissions earned.

Products and Services

The Knight Direct platform provides direct market access to U.S. and international equities, options, futures, foreign exchange and commodities, whether self-directed, through the use of EdgeTrade algorithms or via internal crossing through our Knight Match product.

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

Knight BondPoint provides electronic fixed income trading solutions to sell-side firms. Knight BondPoint operates a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable offerings in corporate bonds, municipals, government agency, treasuries and certificates of deposits. Knight BondPoint also provides a front-end application for brokers and advisors as well as a trading application for traders.

Corporate and Other Segment

Our Corporate and Other segment invests in strategic financial service-oriented opportunities, allocates, deploys and monitors all capital, and maintains all corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support our other segments, such as self-clearing services, including stock lending activities.

The Corporate and Other segment’s revenues include returns from strategic investments, interest income from treasury investments and stock borrow activity, and other income. Operating expenses primarily consist of compensation for certain senior executives and other employees of the corporate holding company, stock loan interest related to the financing of our securities inventory, interest expense on our long-term debt, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

We self-clear substantially all of our domestic and international equities using a proprietary platform and intend to expand across product offerings and asset classes in the future.

Competition

Our client offerings, including our trade execution services, compete primarily with similar products offered by domestic and international broker-dealers, exchanges, ATSs, crossing networks, ECNs and dark liquidity pools. We also compete with various market participants who utilize highly automated, electronic trading models. Another source of competition is broker-dealers who execute portions of their client flow through internal market-making desks rather than sending the client flow to third party execution destinations, such as us.

We compete primarily on the basis of our execution standards (including price, liquidity, speed and other client-defined measures), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by regulators and investors on execution quality and overall transaction costs have resulted in a market environment characterized by narrowed spreads and reduced revenue capture. Consequently, maintaining profitability has become extremely difficult for many firms. Generally, improvements in execution quality, such as faster execution speed and greater price improvement, negatively impact the ability to derive revenues from executing client order flow. For example, we have made, and continue to make, changes to our execution protocols and quantitative models, which have had, or could have, a significant impact on our profitability. To remain profitable, some competitors have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations.

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

Our institutional sales and trading offering, including sales, trading, capital markets and independent research, competes with traditional investment banks and boutique firms. The independent research that we offer competes with large investment banks, and larger firms, as well as independent research firms. Our offering of fundamental research is intended to help our clients make informed decisions.

Urban’s competition includes mortgage origination and securitization units within large financial institutions, as well as several independent mortgage originators. In 2011, the securitization market for reverse mortgages experienced increased price competition in the wholesale market as a result of strong demand.

Our Electronic Execution Services businesses compete with other electronic trading platforms for orders from institutional firms and, to a lesser extent, with sales and trading teams at larger firms.

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

Infrastructure

We continue to invest significant resources to expand our execution capacity, upgrade our trading systems and infrastructure, and we plan to make additional investments in technology and infrastructure in the future. Our ability to identify and deploy emerging technologies that facilitate the execution of trades, including developing and enhancing our quantitative client market making models, is key to the successful execution of our business model. Technology has enhanced our capacity and ability to handle order flow faster and also has been an important component of our strategy to comply with government and industry regulations, achieve competitive execution standards, increase trading automation and provide superior client service. We continually enhance our use of technology and quantitative models to further refine our execution services and continue to develop and enhance our non-client principal trading models.

We use our proprietary technology and technology licensed from third parties to execute trades, monitor the performance of our traders, assess our inventory positions, manage risk and provide ongoing information to our clients. We are electronically linked to institutions and broker-dealers to provide immediate access to our trading operations and to facilitate the handling of client orders. Our business-to-business portal, and our Knight Link®, Knight Match, Knight BondPoint, Hotspot and Knight Direct platforms and EdgeTrade algorithms, provide our clients with an array of tools to interact with our trading systems, multiple marketplaces throughout the globe, and most U.S. equity, ETF, options, fixed income and futures market centers.

We have developed a proprietary clearing platform in connection with our self-clearing activities and have deployed a dedicated team of technology, operations, finance, legal and compliance professionals to support these efforts. We self-clear substantially all of our domestic and international equity order flow and plan to expand across assets classes in the future.

Alternative trading and data center facilities are in place for our primary domestic operations. These facilities have been designed to allow us to continue a substantial portion of our operations if we are prevented from accessing or utilizing our primary office locations for an extended period of time. While we employ significant steps to develop, implement and maintain reasonable business continuity plans, we cannot guarantee that our alternative systems and facilities will provide full continuity of operations should a significant business disruption occur.

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our execution technology, quantitative client market making and non-client principal trading models and client base. A large portion of our technology was developed internally and we rely primarily on trade secret, trademark, domain name, patent and contract law to protect our intellectual property. It is our policy to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property.

Government Regulation and Market Structure

Most aspects of our business are subject to extensive regulation under federal, state and international laws, rules and regulations. Regulators in the U.S. and abroad, including, but not limited to, the SEC, Commodity Futures Trading Commission (“CFTC”), FSA, SFC, FINRA, NYSE, MSRB, Consumer Financial Protection Bureau (“CFPB”), National Futures Association (“NFA”), FHA, the Department of Housing and Urban Development (“HUD”), other self-regulatory organizations (“SRO”), and other regulatory bodies, such as state securities commissions and foreign regulators, promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the financial markets and with protecting the interests of investors in those markets. Regulated entities are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital adequacy, record retention and the conduct of officers, supervisors and their employees. Failure to comply with any of these laws, rules or regulations could result in administrative or court proceedings, censures, fines, the issuance of cease-and-desist orders or injunctions, or the suspension or disqualification of the entity and/or its officers, supervisors or employees. We, and certain of our past and present officers, directors and employees, have been subject to claims alleging the violation of such laws, rules and regulations. Certain aspects of the Company’s public disclosure, corporate governance, internal control environment and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC, NYSE, and NYSE Euronext (Paris).

Rule-making by these and other regulators, both foreign and domestic, and market structure changes, have had an impact on our regulated subsidiaries by directly affecting our method of operation and, at times, our profitability. Legislation can impose, and has imposed, significant obligations on our subsidiaries. These increased obligations require the implementation and maintenance of internal practices, procedures and controls which have increased our costs and may subject us to regulatory inquiries, claims or penalties.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed in the U.S. and abroad by regulatory authorities, applicable state agencies and administrative departments and other regulatory bodies. Additional regulations or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of our subsidiaries. We cannot predict what effect, if any, any such changes might have to our subsidiaries. However, there have been, and could be, significant technological, operational and compliance costs associated with the obligations which derive from compliance with such laws, rules and regulations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in the United States. Implementation of the Dodd-Frank Act continues to be accomplished through extensive rulemaking by the SEC and other governmental agencies. At this time, it is difficult to assess the impact the current and expected future rulemaking associated with the Dodd-Frank Act will have on our businesses and on the financial services industry.

The financial services industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, the Markets in Financial Instruments Directive (“MiFID”), which was implemented in November 2007, is now under further review by the European Parliament. On October 20, 2011, the European Commission published its proposals for revision of MiFID. These proposals consist of a Directive and Regulations and aim to make financial markets more efficient, resilient and transparent, and to strengthen the protection of investors. The new framework will also increase the supervisory powers of regulators and provide clear operating rules for all trading activities. The proposals cover many areas affecting Knight, and include increased transparency and oversight of financial firms, with a focus on high frequency trading, broker dark pools, crossing networks and multilateral trading facilities. There were significant technological and compliance costs associated with the obligations which derived from compliance with the original Directive and further costs are likely as a result of this new Directive and Regulations.

Net Capital Requirements

Certain of our subsidiaries are subject to the SEC’s Uniform Net Capital Rule or capital adequacy requirements by foreign regulators. These rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the general financial integrity and liquidity of a broker-dealer and require that at least a minimum part of their assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these are deductions of non-allowable assets and adjustments, commonly called haircuts, which reflect the possibility of a decline in the market value of an asset before disposition.

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

Urban must maintain minimum net worth and capitalization levels in accordance with various investor and insurer standards. Failure to maintain the required net capital may result in suspension or revocation of approval by these organizations, and could severely reduce Urban’s ability to produce marketable loans.

For additional discussion related to net capital, see Footnote 18 “Net Capital Requirements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Employees

At December 31, 2011, our headcount was 1,423 full-time employees, compared to 1,326 full-time employees at December 31, 2010. The increase in headcount is primarily related to personnel additions related to business expansion and the development and launch of new products specifically within Urban, partially offset by reductions in force resulting from the corporate restructuring that occurred in the third quarter of 2011. Of our 1,423 full-time employees at December 31, 2011, 1,272 were employed in the U.S. and 151 outside the U.S., primarily in London. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.     Risks Factors

We face a number of risks that may adversely affect our business, financial condition and operating results. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results in a material manner. In addition, we may also be affected by general risks not directly related to our business, including but not limited to, acts of war, terrorism and natural disasters.

•	Conditions in the financial services industry and the securities markets may adversely affect our trading volumes and market liquidity

Our business is primarily transaction-based, and declines in trading volumes, volatility, prices, commission rates or market liquidity could adversely affect our business and profitability. Declines in the volume of equities and fixed income transactions and in volatility and market liquidity generally result in lower revenues from transaction execution activities. Lower price levels of securities and other instruments and tightening spreads may also result in reduced revenue capture, and thereby reduced revenues from trade executions. Declines in market values of securities or other instruments can result in illiquid markets, losses on securities or other instruments held in inventory, the failure of buyers and sellers to fulfill their obligations and settle their trades, and increases in claims and litigation. Accordingly, reductions in trading volumes, volatility, prices, commission rates or market liquidity could materially affect our business and profitability.

•	Our future operating results may fluctuate significantly as a result of numerous factors

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, including, among other things, market conditions and the resulting volatility and credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our client market making and program trading portfolios; the performance of our non-client principal trading activities; movements of credit spreads; HECM origination and HMBS securitization volumes; the overall size of our balance sheet and capital usage; the performance of our global operations; costs associated with overall business growth; the effectiveness of our self-clearing platform and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; legislative, legal, regulatory and financial reporting changes; legal, regulatory matters or proceedings; geopolitical risk; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

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

We conduct our trading activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities and other financial instruments for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities or other financial instruments we purchase or to repurchase securities or other financial instruments we sell in such transactions. From time to time, we may have large position concentrations in securities or other financial instruments of a single issuer or issuers engaged in a specific industry, which could result in higher trading losses than would occur if our positions and activities were less concentrated. The performance of our trading activities primarily depends upon our ability to attract order flow, the composition and profile of our order flow, the dollar value of securities and other financial instruments traded, the performance and size of, and volatility in, our market making and program trading portfolios, the performance of our non-client principal trading activities, market interaction, the skill of our trading personnel, general market conditions, effective hedging strategies and risk management processes, the price volatility of specific securities or other financial instruments, and the availability and allocation of capital. To attract order flow, we must be competitive on price, size of securities positions and other financial instruments traded, liquidity offerings, order execution speed, technology, reputation, and client relationships and service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match, or improve upon, the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. All of the above factors could have a material adverse effect on our business, financial condition and operating results.

•	Regulatory and legal uncertainties could harm our business

The capital markets industry in the United States and abroad where we conduct our business is subject to extensive oversight under federal, state and applicable foreign laws, rules and regulations, as well as SRO rules. Broker-dealers, investment advisors, mortgage brokers and financial services firms are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital adequacy, record-keeping, anti-money laundering, fair and requisite disclosure, and the conduct of their officers, supervisors and employees. Our operations and profitability may be directly affected by, among other things, additional legislation or regulation, or changes in rules promulgated by domestic or foreign governments or regulators; and changes in the interpretation or enforcement of existing laws, regulations and rules (including those related to the Foreign Corrupt Practices Act). Failure to comply with these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the market participant or broker-dealer, and/or their officers, supervisors or employees. Our ability to comply with applicable laws, regulations and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. Each of our regulators engages in a series of periodic and special examinations and investigations to monitor compliance with such laws, rules and regulations that may result in disciplinary actions in the future due to alleged noncompliance.

Federal, state and foreign regulators and SROs are constantly proposing, or enacting, new regulations which may impact our business. For example, a number of new regulations were either adopted or implemented in 2011 including: further short sale restrictions, sponsored access requirements, market maker obligations, as well as OTC marketplace rules (i.e., OTC Bulletin Board and OTC Pink securities). In addition, there are proposed regulations which have not yet been adopted, which include: elimination of flash orders, limitations on the use of indications of interest, the NYSE proposed retail liquidity provider (“RLP”) program, and consolidated audit trail rules. Further, in January 2010, the SEC issued a Concept Release seeking public comment on certain market structure issues such as high frequency trading, co-location, internalization, and markets that do not publicly display priced quotations including dark liquidity pools. Additionally, the SEC could raise its Section 31 fees substantially in the future in order to meet its budgetary needs. Any of these adopted or proposed laws, rules or regulations, as well as any regulatory or legal actions or proceedings, changes in legislation or regulation, and changes in market customs and practices could have a material adverse effect on the Company’s business, financial condition and operating results.

Urban is subject to a complex and diverse framework of federal, state, and local laws and regulations. Failure to adhere to these laws and regulations could result in written citation, fines, suspension, or potential loss of licensing.

•	Our business is subject to substantial risk from litigation, regulatory investigations and potential liability under federal, state and international laws, rules and regulations

Many aspects of our business involve substantial risks of liability. We are exposed to liability under federal, state and foreign securities laws, other federal, state and foreign laws and court decisions, as well as rules and regulations promulgated by U.S. and foreign regulators. We are also subject to the risk of litigation. From time to time, we, and certain of our past and present officers, directors and employees, have been named as parties in legal actions, regulatory investigations and proceedings, arbitrations and administrative claims and have been subject to claims alleging the violation of such laws, rules and regulations, some of which have resulted in the payment of fines, awards, judgments and settlements. Moreover, we may be required to indemnify past and present officers, directors and employees in regards to these matters. Certain corporate events, such as a reduction in our workforce, could also result in additional litigation or arbitration.

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

All aspects of our business are intensely competitive. We face competition in our businesses primarily from global, national and regional broker-dealers, exchanges, ATSs, crossing networks, ECNs and dark liquidity pools. Equities competition is based on a number of factors, including our execution standards (e.g., price, liquidity, speed and other client-defined measures), client relationships and service, reputation, market structure, product and service offerings, and technology. In our fixed income and other businesses, we face competition from global, national and regional broker-dealers who provide fixed income trade execution services, fixed income research firms, spot foreign exchange execution firms and capital markets service firms. Competition in our fixed income business is primarily on the basis of the quality of trade execution services, quality of research, market intelligence, quality of professional personnel, price execution, consistency of performance, ability to make markets in a variety of securities, balance sheet utilization and reputation. A number of competitors of our businesses have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base. These competitors may be able to respond more quickly than we do to new or evolving opportunities and technologies, market changes, and client requirements and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. It is possible that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share. The trend toward increased competition in our businesses is expected to continue and it is possible that our competitors may acquire increased market share.

As a result of the above, there can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and operating results.

•	We could lose significant sources of revenues if we lose any of our larger clients

At times, a limited number of clients have accounted for a significant portion of our order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our trade execution services to remain concentrated within a limited number of clients. None of our clients is contractually obligated to utilize us for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or have entered into strategic relationships with competitors. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our trade execution services. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and operating results.

•	Exposure to credit risk may adversely affect our results of operations

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

We conduct the majority of our trade executions as principal or riskless-principal with broker-dealers, financial services firms and institutional counterparties. We are exposed to credit risk from our counterparties when we self-clear the securities transactions and when we clear the securities transactions through an unaffiliated clearing broker, the latter of which is the case with a minority of our trade executions. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results.

•	Self-clearing exposes us to significant operational, financial, and liquidity risks

In 2009, we undertook an initiative to self-clear our securities transactions using an internally-developed platform. We self-clear substantially all of our domestic and international equities transactions using a proprietary platform and intend to expand across product offerings and asset classes in the future. Self-clearing exposes our business to operational risks, including business disruption, operational inefficiencies, liquidity and financing risks and potentially increased expenses and lost revenue opportunities. While our clearing platform, operational processes, enhanced infrastructure, and current and future financing arrangements, have been carefully designed, we may nevertheless encounter difficulties that may lead to operating inefficiencies, including dissatisfaction amongst our client base, disruption in the infrastructure that supports the business, inadequate liquidity and financial loss. Any such delay, disruption or failure could adversely affect our ability to effect transactions and manage our exposure to risk. Moreover, any of these events could have a material adverse effect on our business, financial condition and operating results.

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

Our business activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them and the services of certain third parties. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, terrorism and other similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts of capital to upgrade the capacity, reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes. Many of our systems are, and much of our infrastructure is, designed to accommodate additional growth without material redesign or replacement; however, we may need to make significant investments in additional hardware and software to accommodate growth. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays. Such failures and delays could cause substantial losses for us and for our clients and could subject us to claims from our clients for losses, including litigation claiming, among other matters, fraud or negligence. In the past, high trading volume has caused significant delays in executing some trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays.

Capacity constraints, systems failures and delays may occur in the future and could cause, among other things, unanticipated problems with our trading or operating systems, disruptions in service to our clients, slower system response times resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer substantial financial losses, a loss of clients, or a reduction in the growth of our client base, increased operating expenses, litigation or other client claims, and regulatory sanctions or additional regulatory burdens.

We have developed business continuity capabilities that can be utilized in the event of a disaster or disruption. Since the timing and impact of disasters and disruptions are unpredictable, we have to be flexible in responding to actual events as they occur. Significant business disruptions can vary in their scope. A disruption might only affect the Company, a building the Company occupies, a business district in which the Company is located, a city in which the Company is located or an entire region. Within each of these areas, the severity of the disruption can also vary from minimal to severe. Our business continuity facilities are designed to allow us to substantially continue operations if we are prevented from accessing or utilizing our primary offices for an extended period of time. Although we have employed significant effort to develop, implement and maintain reasonable business continuity plans, the Company cannot guarantee our systems will fully recover after a significant business disruption in a timely fashion. If we are prevented from using any of our current trading operations or any third party services, or if our business continuity operations do not work effectively, we may not have complete business continuity. This could have a material adverse effect on our business, financial condition and operating results.

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

Our success also depends, in part, on the highly skilled, and often specialized, individuals we employ. Our ability to attract and retain management, trading, market-making, sales and technology professionals, as well as quantitative analysts and programmers is important to our business strategy. The Company strives to provide high quality services that will allow it to establish and maintain long-term relationships with its clients. The Company’s ability to do so depends, in large part, upon the individual employees who represent the Company in its dealings with such clients. There can be no assurance that the Company will not lose such professionals due to increased competition or other factors in the future. The loss of sales, trading or technology professionals, particularly senior professionals with broad industry or technical expertise, could have a material adverse effect on the Company’s business, financial condition and operating results.

•	Urban’s business is subject to substantial risks

Urban originates, funds, buys and sells HECMs, commonly referred to as reverse mortgages and securitizes and sells the HECMs as HMBS. Urban is subject to approval of, and is heavily regulated by, federal and state regulatory agencies as a mortgage lender, GNMA issuer, broker and servicer. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, reputational, operational and legal risks. For example, values of mortgage assets or revenues can be adversely affected by changes in market conditions or interest rates; the secondary market for the FHA insured HECM loans is not assured; to the extent the program requires Congressional appropriations in future years, which are not forthcoming, the program could be jeopardized; and/or, consumer demand could be reduced if FHA actions result in a reduction of initial principal limit available to borrowers. In limited instances, reverse mortgages are also subject to cross-over risk that the total outstanding loan balance will exceed the value of the home securing the loan. Urban can be requested to repurchase loans under various conditions, or required to indemnify

HUD with respect to mortgage insurance claims. In addition, Urban faces greater responsibility and has potential administrative liability in connection with the selection and supervision of its third party originator business partners. As a GNMA issuer, Urban has additional risks and liabilities associated with the funding of advances and repurchasing of loans. Urban may be required to purchase loans under certain conditions, and repurchased loans that have become due and payable may not be assigned to HUD and must be serviced to termination. Urban will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued, and paying for interest shortfalls. Urban is also subject to market risk on un-pooled HECM balances to be securitized in subsequent HMBS participations.

All of the above factors could have a material adverse effect on our business, financial condition and operating results.

•	We face risks as we expand our capital markets and mortgage related activities

The expansion of our business including our capital markets business, mortgage trading and secondary bank debt transactions may increase credit-related, liquidity, legal liability, operational and reputational concerns. In addition, as an underwriter, a broker-dealer and investment adviser, we are exposed to substantial liability under the federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on the ability of issuers to indemnify underwriters, as well as with respect to the handling of customer accounts. Underwriters may be held liable for material misstatements or omissions of fact in a prospectus or other offering documents used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. Our activities may subject us to the risk of significant legal liability to our clients and third parties, including our clients’ stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for advice provided to participants in corporate transactions.

•	Acquisitions, strategic investments and strategic relationships involve certain risks

We have historically undertaken strategic acquisitions. We may continue to pursue opportunistic strategic acquisitions of, or investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets and the potential writedown of goodwill due to impairment, which could reduce future reported earnings, or result in potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

•	International activities involve certain risks

We have international operations which expose us to cultural, regulatory and governmental risks. The financial services industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to successfully conduct or expand our business internationally. It also may increase our costs of investment. Additionally, operating international locations involves execution risk. We may not be able to manage these costs or risks effectively.

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

•	We have long-term debt, which could impair our financial condition and adversely affect our ability to react to changes in our business

As of December 31, 2011, our long-term debt was $424.3 million which comprised (i) $324.3 million under our $375.0 million Cash Convertible Senior Subordinated Notes (“Notes”) issued in March 2010 and due in full on March 15, 2015 and (ii) $100.0 million under our senior secured Term Loan (the “Term Credit Agreement”), entered into on June 29, 2011 and repayable in three installments of $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014. As of December 31, 2011 we also had $200.0 million of available borrowing capacity under our senior secured Revolving Loan (the “Revolver Credit Agreement”), entered into on June 29, 2011 with all amounts drawn thereunder repayable on June 29, 2012.

Our significant indebtedness could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•

requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	making it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	limiting our ability to borrow additional funds; and

•	exposing us to interest rate risk because the interest rate on borrowings under our credit facilities is variable.

Our ability to make payments of the principal on and refinance our indebtedness, including our Term Loan, our Revolving Credit Agreement, and our Notes, depends on our future performance, our ability to generate cash flow and market conditions, which are subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, undertaking additional borrowings or issuing additional debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance all or a portion of our indebtedness will depend on the capital markets, the credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

•	Despite our current indebtedness levels, we may incur substantially more debt. This could further exacerbate the risks associated with our significant indebtedness

If new debt is added to our current debt levels, the risks described in the preceding risk factor could intensify. In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business or otherwise. Furthermore, if future debt financing is not available to us when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material and adverse effect on our operating results and financial condition.

•	We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments, including our senior credit facilities

Many of our debt instruments, including our senior credit facilities, contain financial and other covenants that impose significant requirements on us and limit our ability to engage in certain transactions or activities. There can be no assurance that we will be able to generate sufficient earnings to enable us to satisfy the financial covenants included in our debt instruments. In the event that we are unable to comply with these restrictions and other covenants and are not able to obtain waivers from our lenders, we would be in default under these agreements and, among other things, our debt may be accelerated by our lenders. In such case, we may not be able to repay our debt or borrow sufficient funds to refinance it on commercially reasonable terms, or terms that are acceptable to us, which could have an adverse effect on our financial condition.

•	Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business

The terms of certain of our indebtedness, including the agreements governing our senior credit facilities, contain, and our future debt instruments may contain, various provisions that limit our ability to, among other things:

•	incur additional debt;

•	create or incur liens;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person;

•	sell assets and capital stock of our subsidiaries;

•	make distributions from our subsidiaries;

•	make capital expenditures;

•	make loans and investments;

•	enter into transactions with affiliates;

•	enter into swap agreements;

•	enter into new material lines of business;

•	make payments on subordinated indebtedness; and

•	modify certain agreements, including organizational documents.

In addition, the indenture governing the Notes (“Indenture”) contains restrictions on consolidations, mergers and sales of all or substantially all assets.

•

We may not have the ability to raise the funds necessary to pay the cash due upon conversions of the Notes or to repurchase the Notes upon a fundamental change, and our other existing and future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes

Holders of the Notes, who currently hold an aggregate of $375.0 million of outstanding principal amount, have the right to require us to repurchase the Notes upon the occurrence of a “fundamental change” (see below) at 100% of their principal amount, plus accrued and unpaid interest, if any, and upon conversion of any Notes, we will be required to pay to the holder of a Note a cash payment based on the applicable conversion rate as described in the Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered or settle conversions of the Notes. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law or by agreements governing our other existing or future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the Indenture or to pay cash upon future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

A “fundamental change” will be deemed to have occurred if any of the following occurs: (1) a person or group discloses in a filing under the Exchange Act that such person or group has become the direct or indirect beneficial owner of our common equity representing more than 50% of the voting power of our common equity; (2) consummation of (A) any recapitalization, reclassification or change of our Class A common stock as a result of which our Class A common stock would be converted into, or exchanged for, stock, other securities, other property or assets or (B) any share exchange, consolidation or merger of us pursuant to which our Class A common stock will be converted into cash, securities or other assets or any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the consolidated assets of us and our subsidiaries, taken as a whole, to any person other than one of our subsidiaries, provided, however, that a transaction where the holders of all classes of our common equity immediately prior to such transaction that is a share exchange, consolidation or merger own, directly or indirectly, more than 50% of all classes of common equity interests of the continuing or surviving person or transferee or the parent thereof immediately after such event will not be a fundamental change; (3) our stockholders approve any plan or proposal for the liquidation or dissolution of us; or (4) our Class A common stock (or other common stock constituting, in whole or in part, the reference property then underlying the Notes) ceases to be publicly listed. However, a transaction or transactions described in clause (2) above will not constitute a fundamental change if at least 90% of the consideration received or to be received by our Class A common stockholders consists of shares of common equity interests that are listed or quoted on any of the New York Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Global Market or will be so listed or quoted when issued or exchanged in connection with such transaction or transactions and as a result of such transaction or transactions the Notes become convertible into such consideration.

•	The conditional conversion features of the Notes, if triggered, may adversely affect our financial condition and operating results

In the event the conditional conversion features of the Notes are triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option as described in the Indenture. If one or more holders elect to convert their Notes, we would be required to pay cash to such holder to settle any such conversion, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to recharacterize all or a portion of the outstanding principal of the Notes as a short-term rather than long-term liability, which would result in a material reduction of our net working capital. A conditional conversion of Notes could occur if prior to December 15, 2014: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 150% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate on each such trading day; or (3) there occurs any of (A) the issuance to holders of our Class A common stock subscription rights entitling them for a period of not more than 45 days after the announcement of such issuance to purchase shares of our Class A common stock at a price per share less than the average of the last reported sale prices of our Class A common stock for the 10 trading days preceding the announcement of such issuance; (B) the distribution to holders of our Class A common stock of assets, debt securities or rights to purchase our securities, which distribution has a per share value exceeding 10% of the last reported sale price of our Class A common stock preceding the date of announcement for such distribution; or (C) a fundamental change, or a transaction that would be a fundamental change but for the proviso in clause (2) of the definition of such term above, occurs or if we are a party to a consolidation, merger, binding share exchange, or transfer or lease of all or substantially all of our assets, pursuant to which our Class A common stock would be converted into cash, securities or other assets, that does not also constitute a “fundamental change”.

•	The accounting for the Notes will result in our having to recognize interest expense significantly greater than the stated interest rate of the Notes

As described in the Indenture, we will settle conversions of the Notes entirely in cash. Accordingly, the conversion option that is part of the Notes is accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. In general, this resulted in an initial valuation of the conversion option, which was bifurcated from the debt component of the Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the Notes, which will result in an effective interest rate reported in our Notes to our Consolidated Financial Statements significantly in excess of the stated coupon rate of the Notes. This will reduce our earnings and could adversely affect the price at which our Class A common stock trades, but will have no effect on the amount of cash interest paid to holders or on our cash flows.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located in Jersey City, New Jersey. We lease approximately 266,000 square feet at 545 Washington Boulevard under a lease that expires in October 2021. We also collectively lease approximately 290,000 square feet for our other office locations in the U.S. and Europe.

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

We own subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. We make these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by our regulators in the U.S. and abroad. As a major order flow execution destination and reverse mortgage originator, we are named from time to time in, or are asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from our business activities. We are currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a disciplinary action and/or civil or administrative action.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 25, 2010, the Company commenced trading under the ticker symbol “KCG” on the NYSE as well as the Professional Segment of the Paris market of NYSE Euronext. Previously, our Class A Common Stock was listed on the Nasdaq Global Select Market under the symbol “NITE”. Public trading of our Class A Common Stock commenced on July 8, 1998. The following table sets forth, for the past two years, the high and low quarterly closing sales price per share of the Class A Common Stock as reported by the NYSE or Nasdaq Global Select Market during the relevant periods.

	High	Low
2011
First Quarter	$14.69	$12.59
Second Quarter	13.77	10.79
Third Quarter	13.27	10.35
Fourth Quarter	13.93	11.31

2010
First Quarter	16.70	14.89
Second Quarter	15.78	13.79
Third Quarter	14.90	11.88
Fourth Quarter	14.03	12.36

The closing sale price of our Class A Common Stock as reported by the NYSE on February 17, 2012, was $13.27 per share. As of that date there were approximately 350 holders of record of our Class A Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by our transfer agent, there are approximately 22,000 beneficial holders of our Class A Common Stock. Restricted stock awards are included in the calculation of holders of record while restricted stock unit awards are not included.

We have never declared or paid a cash dividend on our Class A Common Stock. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many other factors, including, but not limited to, our results of operations, financial condition, capital and liquidity requirements, restrictions imposed by financing arrangements, as further described in Footnote 9, “Long-Term Debt” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”, general business conditions and legal requirements.

Comparative Stock Performance Graph

The graph below compares the total cumulative return of the Knight Class A Common Stock from December 31, 2006 through December 31, 2011, to the Standard & Poor’s 500 Index and the SNL Broker/Dealer Index. The graph assumes that dividends were reinvested and is based on an investment of $100 on December 31, 2006.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Knight Capital Group, Inc.	100.00	75.12	84.25	80.33	71.94	61.66
SNL Broker/Dealer Index	100.00	89.80	30.13	47.61	47.52	31.09
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76

The following table contains information about our purchases of Knight Class A Common Stock during the fourth quarter of 2011 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011
Common stock repurchases	300		300	$161,544
Employee transactions(2)	30		—

Total	330	$13.08	300

November 1, 2011 - November 30, 2011
Common stock repurchases	1,100		1,100	$148,166
Employee transactions(2)	4		—

Total	1,104	$12.16	1,100

December 1, 2011 - December 31, 2011
Common stock repurchases	600		600	$140,488
Employee transactions(2)	66		—

Total	666	$12.70	600

Total
Common stock repurchases	2,000		2,000
Employee transactions(2)	101		—

Total	2,101	$12.48	2,000

Totals may not add due to rounding.

(1)	The Company’s Board of Directors previously announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $1.00 billion. The Company may repurchase shares from time to time in the open market, through accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted awards.

Effective December 31, 2011, we issued 30,000 restricted shares of our common stock, which vest ratably over three years, in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common stock as partial payment for services rendered in accordance with a consulting agreement.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2011, regarding the Company’s equity compensation plans for stock-based awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)(2)(3)
	(In thousands, except weighted-average exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,829	$13.48	8,418
Equity compensation plans not approved by security holders	—	—	1,058

Total	2,829	$13.48	9,476

(1)	Outstanding stock-based awards have been issued under the following shareholder-approved equity compensation plans: Knight Capital Group, Inc. 1998 Long-Term Incentive Plan, Knight Capital Group, Inc. 2003 Equity Incentive Plan, and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (collectively, the “Prior Stock Plans”), and the Knight Capital Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”).
(2)	All securities remaining available for future issuance under equity compensation plans approved by security holders are pursuant to the 2010 Plan. As a result of the establishment of the 2010 Plan in May 2010 after stockholder approval, the 2010 Plan replaced the Prior Stock Plans for future equity grants and no additional grants will be made under the Prior Stock Plans (but the terms and conditions of any outstanding equity grants under the Prior Stock Plans were not affected). Shares remaining available for grant under the Prior Stock Plans as of the approval date of the 2010 Plan were transferred to, and made available for grant under the 2010 Plan. In addition, any shares which would have become available again under the Prior Stock Plans due to cancellation or expiration of existing grants under the Existing Stock Plans will become available for grant under the 2010 Plan.
(3)	Securities remaining available for future issuance under equity compensation plans not approved by security holders comprise 1.1 million shares under the Knight Capital Group, Inc. Amended and Restated 2009 Inducement Award Plan.

These plans are discussed further in Footnote 10, “Stock-Based Compensation” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

Item 6.	Selected Financial Data

The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2011, 2010 and 2009 and the Consolidated Statements of Financial Condition Data at December 31, 2011 and 2010 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2008 and 2007 and the Consolidated Statements of Financial Condition Data at December 31, 2009, 2008 and 2007 are derived from Consolidated Financial Statements not included in this document.

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues
Commissions and fees	$749,911	$660,527	$670,406	$478,126	$386,128
Net trading revenue	631,989	489,394	486,684	446,707	286,199
Interest, net	4,649	2,092	(1,712)	7,644	16,133
Investment income (loss) and other, net	17,978	(2,957)	7,053	6,380	28,699

Total revenues	1,404,527	1,149,056	1,162,431	938,857	717,159

Expenses
Employee compensation and benefits	583,786	546,748	527,327	331,311	257,486
Execution and clearance fees	229,209	176,116	169,805	107,402	120,261
Communications and data processing	87,109	69,597	61,071	45,359	35,363
Payments for order flow	85,269	37,700	71,629	43,639	54,564
Depreciation and amortization	54,000	42,773	34,368	26,535	21,567
Interest	42,068	25,896	4,777	5,052	182
Occupancy and equipment rentals	28,084	26,632	23,177	19,642	13,194
Business development	23,360	19,493	18,807	17,279	14,611
Professional fees	21,305	17,463	13,043	14,749	14,491
Restructuring	28,624	16,731	—	—	—
Writedown of assets and lease loss accrual (benefit), net	2,978	1,032	(9,704)	1,236	(2,470)
Other	31,606	18,909	15,326	8,969	11,951

Total expenses	1,217,398	999,090	929,626	621,173	541,200

Other Income
Non-operating gain from subsidiary stock issuance	—	—	—	15,947	8,757

Income from continuing operations before income taxes	187,129	149,966	232,805	333,631	184,716
Income tax expense	71,488	57,969	81,189	139,921	70,155

Income from continuing operations, net of tax	115,641	91,997	151,616	193,710	114,561
(Loss) income from discontinued operations, net of tax	(404)	(359)	(34,514)	(15,799)	7,679

Net Income	$115,237	$91,638	$117,102	$177,911	$122,240

Basic earnings per share from continuing operations	$1.26	$1.02	$1.70	$2.19	$1.18

Diluted earnings per share from continuing operations	$1.22	$0.97	$1.60	$2.11	$1.14

Basic earnings per share from discontinued operations	$(0.00)	$(0.00)	$(0.39)	$(0.18)	$0.08

Diluted earnings per share from discontinued operations	$(0.00)	$(0.00)	$(0.37)	$(0.17)	$0.08

Basic earnings per share	$1.26	$1.02	$1.31	$2.01	$1.26

Diluted earnings per share	$1.21	$0.97	$1.24	$1.94	$1.21

Shares used in computation of basic earnings per share	91,490	90,167	89,095	88,407	97,050

Shares used in computation of diluted earnings per share	95,013	94,447	94,504	91,760	100,796

	December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$467,633	$375,569	$427,106	$416,957	$190,924
Financial instruments owned, at fair value	3,781,791	1,603,139	926,589	476,111	412,565
Total assets	7,152,951	4,670,211	3,014,024	2,025,426	1,782,944
Financial instruments sold, not yet purchased, at fair value	1,721,892	1,311,324	639,259	385,003	335,280
Long-term debt	424,338	311,060	—	—	—
Credit facility	—	—	140,000	140,000	70,000
Total Knight Capital Group, Inc. stockholders’ equity	1,462,025	1,360,237	1,213,502	1,027,358	885,378

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms and corporations. We seek to continually apply our expertise and innovation to the trade execution process to build lasting client relationships through consistent performance and superior client service. We also provide capital markets services to corporate issuers and private companies. In the third quarter of 2011, we changed from three operating segments: (i) Equities, (ii) Fixed Income, Currencies and Commodities and (iii) Corporate to four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other. This change was made to better reflect the current nature of the Company’s offerings and services, its distribution methods and how we manage our businesses.

•

Market Making—Our Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, we commit capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. Our Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which we operate as a market maker in equity securities quoted and traded on the Nasdaq Stock Market, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities and several European exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board and the OTC Pink Markets. We provide trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. Market Making also includes our option market making business which has expanded trading onto several electronic exchanges.

•

Institutional Sales and Trading—Our Institutional Sales and Trading segment includes global equity and fixed income sales, reverse mortgage origination and securitization, capital markets and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equities and fixed income transactions as agent on behalf of institutional clients, and we commit capital on behalf of our clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades and provides capital markets services, including equity and debt private placement.

•

Electronic Execution Services—Our Electronic Execution Services segment offers access to markets and self-directed trading via our electronic agency-based platforms. In contrast to Market Making, we generally do not act as a principal to transactions that are executed within this segment and generally earn commissions for acting as agent between the principals to the trade.

•

Corporate and Other—Our Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support our other segments such as self-clearing services, including stock lending activities.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in millions):

	For the year ended December 31,
	2011	2010(1)	2009(1)
Market Making
Revenues	$704.5	$549.1	$558.3
Expenses(2)(3)	448.4	339.3	360.5

Pre-tax earnings	256.1	209.9	197.8

Institutional Sales and Trading
Revenues	511.5	457.6	495.6
Expenses(2)(3)	555.9	477.1	431.1

Pre-tax (loss) earnings	(44.4)	(19.5)	64.4

Electronic Execution Services
Revenues	167.9	138.2	102.0
Expenses(2)(3)	118.4	100.8	83.6

Pre-tax earnings	49.5	37.4	18.4

Corporate and Other
Revenues	20.6	4.1	6.6
Expenses(2)(3)	94.7	82.0	54.4

Pre-tax loss	(74.1)	(77.9)	(47.9)

Consolidated
Revenues	1,404.5	1,149.1	1,162.4
Expenses(2)(3)	1,217.4	999.1	929.6

Pre-tax earnings	$187.1	$150.0	$232.8

Totals may not add due to rounding.

(1)	- Prior period amounts have been recast to conform with current period segment presentation. Such recast had no effect on previously reported Consolidated Revenues, Expenses or Pre-tax earnings.
(2)	- Included in Expenses for the year ended December 31, 2011 is a Restructuring charge of $28.6 million which includes $0.5 million for Market Making, $23.9 million for Institutional Sales and Trading, $0.4 million for Electronic Execution Services, and $3.8 million for Corporate and Other.
(3)	- Included in Expenses for the year ended December 31, 2010 is a Restructuring charge of $16.7 million which includes $1.6 million for Market Making, $14.3 million for Institutional Sales and Trading, $0.1 million for Electronic Execution Services, and $0.7 million for Corporate and Other.

Consolidated Revenues in 2011 increased $255.5 million, or 22.2% from 2010, while consolidated Expenses increased $218.3 million or 21.9% from 2010. Consolidated Pre-tax earnings from continuing operations in 2011 increased $37.2 million, or 24.8% from 2010.

The changes in our Pre-tax earnings (loss) from continuing operations by segment from 2010 to 2011 are summarized as follows:

•

Market Making—Our Pre-tax earnings from Market Making increased in 2011 by $46.2 million, or 22.0%, from 2010. The increase is primarily due to better performance and expansion of our client and non-client trading models and higher volumes and volatility offset, in part, by higher expenses including: investments in Europe and options market making, increased volume-based transaction fees and higher payments for order flow.

•	Institutional Sales and Trading—Our Pre-tax loss from Institutional Sales and Trading increased in 2011 by $24.9 million from 2010. The decline in performance is primarily due to a slowdown in our institutional equities and fixed income businesses, tighter spreads, higher compensation costs, including those related to changes in management as well as higher fixed compensation costs, and a higher restructuring charge in 2011 offset, in part, by greater contributions from listed derivatives, Urban, and our capital markets businesses.

•

Electronic Execution Services—Our Pre-tax earnings from Electronic Execution Services increased in 2011 by $12.0 million, or 32.2%, from 2010. The increase is primarily due to higher volumes and earnings due to the growth and scalability of our platforms.

•

Corporate and Other—Our Pre-tax loss from our Corporate and Other segment decreased in 2011 by $3.8 million from 2010, primarily due to lower losses from our strategic investments and higher interest income from our stock borrow activity offset, in part, by higher interest expense incurred from our Long-term debt and stock loan activity as well as incremental restructuring charges in the third quarter of 2011.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, including, among other things, market conditions and the resulting volatility and credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our client market making and program trading portfolios; the performance of our non-client principal trading activities; movements of credit spreads; HECM origination and HMBS securitization volumes; the overall size of our balance sheet and capital usage; the performance of our global operations; costs associated with overall business growth; the effectiveness of our self-clearing platform and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; legislative, legal, regulatory and financial reporting changes; legal, regulatory matters or proceedings; geopolitical risk; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

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

During the year ended December 31, 2011, there were several factors concerning investors; overall concern of the U.S. and global economy, the U.S deficit negotiations and Standard and Poor’s downgrade of the U.S. long-term credit rating and the sovereign debt crisis within Europe. These factors resulted in increased volatility levels across equity markets as compared to the previous year, while in the debt markets, credit spreads tightened. Overall, there are still concerns about global stability and growth, inflation and declining asset values.

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

•

There continues to be growth in electronic trading, as evidenced by increased volumes over the past few years in direct market access platforms, algorithmic and program trading, high frequency trading and ECNs and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow and may further reduce demand for traditional institutional voice services.

•

Market structure changes, competition and technology advancements have also led to a dramatic increase in electronic message traffic. These increases in message traffic place heavy strains on the technology resources, bandwidth and capacities of market participants.

•

There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress have raised various concerns about the regulatory structure of the U.S. financial markets and have asked the SEC and other regulators to take a close look at the regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators have stated that they will propose and adopt rules where necessary, on a variety of marketplace issues—including, but not limited to: high frequency trading, indications of interest, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, co-location, sponsored access, short sales, consolidated audit trails and market volatility rules (including, circuit breakers and limit-up, limit-down rules). In addition, the SEC is considering proposals relating to self-funding, and we expect increases, possibly substantial, in Section 31 fees.

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

Commissions and fees are primarily affected by changes in our equity, fixed income and foreign exchange transaction volumes with institutional clients, changes in commission rates, level of volume based fees from providing liquidity to other trading venues, loan origination volume, assets under management and the level of our soft dollar and commission recapture activity.

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

Investment income (loss) and other, net primarily represents returns on our strategic and deferred compensation investments, as well as the mark-to-market of securitized HECM loan inventory. Such income or loss is primarily affected by the performance and activity of our strategic investments and changes in value of certain deferred compensation investments, as well as volumes and the fair value of securitized HECM loan inventory.

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

Payments for order flow fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, Urban loan production and channel mix, our profitability and the mix of market orders, limit orders, and customer mix.

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

Writedown of assets and lease loss accrual (benefit), net consist primarily of costs associated with the writedown of asset and lease losses recorded for excess office space.

Other expenses include regulatory fees, corporate insurance, employment fees, partial month interest reserves associated with our GNMA issuances, and general office expense.

Results of Operations

The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the year ended December 31,
	2011	2010	2009
Revenues
Commissions and fees	53.4%	57.5%	57.7%
Net trading revenue	45.0%	42.6%	41.9%
Interest, net	0.3%	0.2%	-0.1%
Investment income (loss) and other, net	1.3%	-0.3%	0.6%

Total revenues	100.0%	100.0%	100.0%

Expenses
Employee compensation and benefits	41.6%	47.6%	45.4%
Execution and clearance fees	16.3%	15.3%	14.6%
Communications and data processing	6.2%	6.1%	5.3%
Payments for order flow	6.1%	3.3%	6.2%
Depreciation and amortization	3.8%	3.7%	3.0%
Interest	3.0%	2.3%	0.4%
Occupancy and equipment rentals	2.0%	2.3%	2.0%
Business development	1.7%	1.7%	1.6%
Professional fees	1.5%	1.5%	1.1%
Restructuring	2.0%	1.5%	0.0%
Writedown of assets and lease loss accrual (benefit), net	0.2%	0.1%	-0.8%
Other	2.3%	1.6%	1.3%

Total expenses	86.7%	86.9%	80.0%

Income from continuing operations before income taxes	13.3%	13.1%	20.0%
Income tax expense	5.1%	5.0%	7.0%

Income from continuing operations, net of tax	8.2%	8.0%	13.0%
Loss from discontinued operations, net of tax	0.0%	0.0%	-3.0%

Net income	8.2%	8.0%	10.1%

Percentages may not add due to rounding.

Years Ended December 31, 2011 and 2010

Revenues

Market Making

	For the year ended December 31,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$132.6	$105.2	$27.4	26.1%
Net trading revenue (millions)	564.2	449.4	114.8	25.5%
Interest, net (millions)	7.6	(5.6)	13.2	N/M
Investment income (loss) and other, net (millions)	0.0	0.1	(0.1)	N/M

Total Revenues from Market Making (millions)	$704.5	$549.1	$155.3	28.3%

Average daily U.S. equity dollar value traded ($ billions)	29.3	26.6	2.7	10.1%
Average daily U.S. equity trades (thousands)	4,151.2	3,730.4	420.8	11.3%
Nasdaq and Listed equity shares traded (billions)	249.9	275.3	(25.5)	-9.2%
OTC Bulletin Board and Pink Sheet shares traded (billions)	885.1	1,988.9	(1,103.7)	-55.5%
Average revenue capture per U.S. equity dollar value traded (bps)	1.27	1.10	0.17	15.0%

Totals may not add due to rounding.

N/M—Not meaningful

Total revenues from the Market Making segment, which primarily comprises Net trading revenue from our domestic businesses, and fees earned for providing liquidity to third party trading venues, increased 28.3% to $704.5 million in 2011, from $549.1 million in 2010. Revenues in 2011 were positively impacted by improved performance of both our client and non-client quantitative trading models, as seen by an increase in our average revenue capture per U.S. equity dollar value traded, as well as higher volumes, increased market volatility and our expansion into the option market making business.

Average revenue capture per U.S. equity dollar value traded was 1.27 basis points (“bps”) in 2011, up 15.0% from 1.10 bps in 2010. The primary drivers for the increase in revenue capture were improved performance of both our client and non-client quantitative trading models, the change in mix of our order flow and increase in the price of stocks traded. Average revenue capture per U.S. equity dollar value traded is calculated as the total of net domestic trading revenues plus U.S. institutional commissions and commission equivalents (included in Commissions and fees included in our Institutional Sales and Trading segment), less certain transaction-related regulatory fees (included in Execution and clearance fees), (collectively “Domestic Equity Trading Revenues”), divided by the total dollar value of the related equity transactions. Domestic Equity Trading Revenues were $935.2 million and $738.5 million in 2011 and 2010, respectively. Domestic Equity Trading Revenues do not include revenues from our international and Knight Direct businesses but includes a small portion of revenues and volumes from our Institutional Sales and Trading segment.

Institutional Sales and Trading

The results of Urban and Astor are consolidated and included within revenues from Institutional Sales and Trading, from their acquisition dates of July 2010 and October 2010, respectively.

	For the year ended December 31,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$446.0	$418.2	$27.8	6.7%
Net trading revenue (millions)	69.8	41.3	28.5	69.1%
Interest, net (millions)	(18.5)	(2.1)	(16.3)	N/M
Investment income and other, net (millions)	14.2	0.3	13.9	N/M

Total Revenues from Institutional Sales and Trading (millions)	$511.5	$457.6	$53.9	11.8%

Totals may not add due to rounding.

N/M—Not meaningful

Total revenues from the Institutional Sales and Trading segment, which primarily comprises Commissions and fees from institutional equities and fixed income sales, increased 11.8% to $511.5 million in 2011, from $457.6 million in 2010. Revenues were positively impacted by increased production at Urban, listed derivatives activities and increased contributions from capital markets offset, in part, by a decrease in our institutional fixed income business.

Electronic Execution Services

	For the year ended December 31,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$169.7	$138.7	$31.0	22.4%
Other revenues (millions)	(1.8)	(0.5)	(1.3)	N/M

Total Revenues from Electronic Execution Services (millions)	$167.9	$138.2	$29.7	21.5%

Average daily Knight Direct equity shares (millions)	183.7	148.8	34.9	23.5%
Average daily Hotspot FX notional dollar value traded ($ billions)	59.1	36.9	22.3	60.5%

Totals may not add due to rounding.

N/M—Not meaningful

Total revenues from the Electronic Execution Services segment, which primarily comprises Commissions and fees from agency execution activity, increased 21.5% to $167.9 million in 2011, from $138.2 million in 2010. Revenues were positively impacted by higher volumes and expanded product offerings from all of the businesses within this segment.

Corporate and Other

	For the year ended December 31,
	2011	2010	Change	% of Change
Total Revenues from Corporate and Other (millions)	$20.6	$4.1	$16.5	N/M

N/M—Not meaningful

Total revenues from the Corporate and Other segment, which primarily represent interest income from our stock borrow activity, gains or losses on strategic investments, and deferred compensation investments related to certain employees and directors increased to $20.6 million in 2011, from $4.1 million in 2010. The primary drivers for the increase in revenues were lower losses from our strategic investments and higher interest income from our stock borrow activity offset, in part, by losses from our deferred compensation investments related to certain employees and directors.

Expenses

Employee compensation and benefits expense increased to $583.8 million in 2011 from $546.7 million in 2010. As a percentage of total revenue, Employee compensation and benefits decreased to 41.6% in 2011, from 47.6% in 2010. The increase on a dollar basis was primarily due to increased headcount and higher profitability-based compensation from our Market Making and Electronic Execution Services segments and costs associated with management changes within our Institutional Sales and Trading segment.

The number of full time employees increased to 1,423 at December 31, 2011, from 1,326 at December 31, 2010, primarily due to staff additions relating to our move to self-clearing, the growth in our Urban business and expanded domestic product offerings, offset, in part, by a headcount reduction related to our restructuring plan in the third quarter of 2011. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees increased 30.1% to $229.2 million in 2011, from $176.1 million in 2010, primarily due to increased exchange fees, higher volume in options and non-equity products, higher foreign trading costs and higher regulatory fees offset, in part, by the benefit of self-clearing U.S. equities. As a percentage of total revenue, Execution and clearance fees increased to 16.3% in 2011, from 15.3% in 2010. Execution and clearance fees fluctuate based on changes in transaction volumes, regulatory fees and operational efficiencies and scale.

Payments for order flow increased to $85.3 million in 2011, from $37.7 million in 2010. As a percentage of total revenue, Payments for order flow increased to 6.1% in 2011, from 3.3% in 2010. This expense increased primarily due to the growth of our options market making business and increased fees paid to third party brokers with respect to wholesale loan production at Urban, which was acquired in July 2010. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, Urban loan production, client and product mix, profitability, and competition.

Writedown of assets and lease loss accrual (benefit), net was $3.0 million in 2011 due to a charge of $3.0 million relating to excess real estate capacity. Writedown of assets and lease loss accrual (benefit), net was $1.0 million in 2010 comprising $0.3 million for the discontinued use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity.

The restructuring charge of $28.6 million in 2011 is related to employee severance and other employee benefits, writedown of assets and lease and contract termination costs in connection with our plan to discontinue certain initiatives and decrease operating expenses. The restructuring charge of $16.7 million in 2010 is related to severance and related costs in connection with a reduction in headcount in order to rationalize expenses.

All other expenses increased by $66.8 million to $287.5 million in 2011 from $220.8 million in 2010. Interest expense increased from $25.9 million to $42.1 million primarily due to increases in our Long-term debt and our increased stock lending activity. Communications and data processing expense increased primarily due to higher market data and connectivity expenses related to our overall growth. Depreciation and amortization expense increased primarily due to fixed asset purchases and greater capitalized software development costs and acquired intangible assets. Professional fees increased due to higher consulting, research and contract labor expenses. Other expenses increased due to higher recruiting, regulatory, administrative expenses and higher partial month interest reserves associated with our GNMA issuances.

Our effective tax rate for 2011 from continuing operations of 38.2% differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Years Ended December 31, 2010 and 2009

Revenues

Market Making

	For the year ended December 31,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$105.2	$92.3	$12.9	14.0%
Net trading revenue (millions)	449.4	467.4	(17.9)	-3.8%
Interest, net (millions)	(5.6)	(3.2)	(2.5)	-78.2%
Investment (loss) income and other, net (millions)	0.1	1.9	(1.8)	N/M

Total Revenues from Market Making (millions)	$549.1	$558.3	$(9.2)	-1.7%

Average daily U.S. equity dollar value traded ($ billions)	26.6	23.0	3.6	15.5%
Average daily U.S. equity trades (thousands)	3,730.4	3,904.5	(174.1)	-4.5%
Nasdaq and Listed equity shares traded (billions)	275.3	343.1	(67.7)	-19.7%
OTC Bulletin Board and Pink Sheet shares traded (billions)	1,988.9	2,170.7	(181.8)	-8.4%
Average revenue capture per U.S. equity dollar value traded (bps)	1.10	1.31	(0.20)	-15.6%

Totals may not add due to rounding.

N/M—Not meaningful

Total revenues from the Market Making segment, which primarily comprises Net trading revenue from our domestic businesses, decreased 1.7% to $549.1 million in 2010, from $558.3 million in 2009. Revenues in 2010 were negatively impacted by lower share and trade volumes, lower volatility and lower average revenue capture per U.S. equity dollar value traded.

Average revenue capture per U.S. equity dollar value traded was 1.10 bps in 2010, down 15.6% from 1.31 bps in 2009. The primary drivers for the decrease in revenue capture were the profile of our order flow which included a greater percentage of volumes derived from low-priced Nasdaq and Listed stocks, heightened competition, ongoing investments in price improvement and execution quality, and lower volatility. Domestic Equity Trading Revenues were $738.5 million and $756.5 million in 2010 and

2009, respectively. Domestic Equity Trading Revenues do not include revenues from our international and Knight Direct businesses but includes a small portion of revenues and volumes from our Institutional Sales and Trading segment.

Institutional Sales and Trading

The results of Urban and Astor are consolidated and included within revenues from Institutional Sales and Trading, from their acquisition dates of July 2010 and October 2010, respectively.

	For the year ended December 31,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$418.2	$476.8	$(58.7)	-12.3%
Net trading revenue (millions)	41.3	19.6	21.7	110.5%
Interest, net (millions)	(2.1)	(2.2)	0.0	0.9%
Investment income and other, net (millions)	0.3	1.3	(0.9)	-74.2%

Total Revenues from Institutional Sales and Trading (millions)	$457.6	$495.6	$(37.9)	-7.7%

Totals may not add due to rounding.

N/M—Not meaningful

Total revenues from the Institutional Sales and Trading segment, which primarily comprises Commissions and fees, decreased 7.7% to $457.6 million in 2010, from $495.6 million in 2009, primarily due a slowdown in volumes and tightening of credit spreads in our Institutional fixed income business and intensified competition as a result of the re-emergence of large banks, offset, in part, by revenues from our Urban business acquired in July 2010.

Electronic Execution Services

	For the year ended December 31,
	2010	2009	Change	% of Change
Commissions and fees (millions)	$138.7	$101.1	$37.6	37.2%
Other revenues (millions)	(0.5)	0.9	(1.4)	N/M

Total Revenues from Electronic Execution Services (millions)	$138.2	$102.0	$36.2	35.5%

Average daily Knight Direct equity shares (millions)	148.8	69.1	79.7	115.3%
Average daily Hotspot FX notional dollar value traded ($ billions)	36.9	22.8	14.1	62.0%

Totals may not add due to rounding.

N/M—Not meaningful

Total revenues from the Electronic Execution Services segment, which primarily comprises Commissions and fees, increased 35.5% to $138.2 million in 2010, from $102.0 million in 2009. Revenues were positively impacted by higher volumes from our Knight Direct and Hotspot businesses.

Corporate and Other

	For the year ended December 31,
	2010	2009	Change	% of Change
Total Revenues from Corporate and Other (millions)	$4.1	$6.6	$(2.5)	-37.5%

Total revenues from the Corporate and Other segment, which primarily represents interest income from our stock borrow activity in 2010, gains and losses on strategic investments and deferred compensation investments related to certain employees and directors, decreased 37.5% to $4.1 million, from $6.6 million in 2009. Our strategic investments had a net loss of $9.4 million in 2010 as compared to a net loss of $5.7 million in 2009.

Expenses

Employee compensation and benefits expense increased to $546.7 million in 2010, from $527.3 million in 2009. As a percentage of total revenue, Employee compensation and benefits increased to 47.6% in 2010, from 45.4% in 2009. The increase on a dollar basis was primarily due to higher compensation accruals due to improved results from our Market Making segment, increased headcount due to the growth and investments in both our domestic and international businesses, and increased compensation expense at institutional fixed income due to hiring and retention costs.

The number of full time employees increased to 1,326 at December 31, 2010, from 1,126 at December 31, 2009, primarily due to staff additions relating to our move to self-clearing, the growth and expansion in our international business and expanded domestic product offerings, including our acquisitions, offset, in part, by a headcount reduction related to our restructuring plan in the third quarter of 2010. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

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

Writedown of assets and lease loss accrual (benefit), net was $1.0 million in 2010 comprising $0.3 million for the discontinued use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity. Writedown of assets and lease loss accrual (benefit), net was a benefit of $9.7 million in 2009, primarily due to a $13.1 million lease loss reversal recognized with respect to our office space in Jersey City, N.J. Also included in Writedown of assets and lease loss accrual (benefit), net is a charge of $2.4 million in 2009, relating to our decision to discontinue the use of the Donaldson trade name, a writedown of $0.7 million relating to capitalized software resulting from the sale of Hotspot’s retail customer accounts and a charge of $0.3 million due to a lease loss with respect to excess real estate capacity.

The restructuring charge of $16.7 million in 2010 comprises severance and related costs in connection with a reduction of headcount in order to rationalize expenses.

All other expenses increased by $50.2 million to $220.8 million in 2010 from $170.6 million in 2009. Interest expense increased from $4.8 million to $25.9 million primarily due to our Notes offering and our increased stock lending activity. Communications and data processing expense increased primarily due to higher market data and connectivity expenses related to our overall growth. Depreciation and amortization expense increased primarily due to fixed asset purchases and greater capitalized software development costs. Occupancy and equipment rentals expense increased primarily due to the costs associated with new office space leases. Professional fees increased due to higher consulting and legal expenses related to our acquisitions and our new business initiatives. Other expenses increased due to higher employment fees and administrative expenses.

Our effective tax rate for 2010 from continuing operations of 38.7% differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of December 31, 2011, we had $7.15 billion in assets, $4.42 billion of which consisted of cash or assets readily convertible into cash as follows (in millions):

	December 31,
	2011	2010
Cash and Cash Equivalents	$467.6	$375.6
Financial Instruments Owned at Fair Value
Equities	1,416.1	1,299.1
Listed equity options	280.4	41.8
U.S. government obligations	44.3	3.8
Corporate debt	73.9	11.1
Mortgage-backed securities	16.4	22.8
Collateralized agreements:
Securities borrowed	1,494.6	1,361.0
Receivables from brokers, dealers and clearing organizations	623.9	476.2

Total cash and assets readily convertible to cash	$4,417.3	$3,591.4

Substantially all of the amounts disclosed in the table above can be liquidated to cash within five business days under normal market conditions, however, the liquidated values can be subjected to haircuts, based on distressed market conditions.

Financial instruments owned principally consist of equities and listed equity options that trade on the NYSE, NYSE Amex and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board.

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

As of December 31, 2011 and 2010, $798.2 million and $655.5 million, respectively, of equities have been pledged as collateral to third-parties under financing arrangements. As of December 31, 2010, $22.8 million of mortgage-backed securities have been pledged as collateral to third parties under financing arrangements.

Other assets primarily represent net deferred tax assets, deposits and other miscellaneous receivables.

Total assets increased $2.48 billion, or 53.2%, from $4.67 billion at December 31, 2010 to $7.15 billion at December 31, 2011. The majority of the increase in assets relates to the growth of our financial instruments owned. Financial instruments owned increased by $2.18 billion, or 135.9%, from $1.60 billion at December 31, 2010, to $3.78 billion at December 31, 2011, primarily due to the securitization of $1.72 billion of Urban HECM loans at fair value into GNMA securities, where the securitization is not accounted for as a sale under current accounting standards. Also contributing to the increase in financial instruments owned are the increases in the size of the securities inventory utilized in our options market making and ETF activities resulting from expansion of our strategies utilized and increased loan inventory. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Securities borrowed increased by $133.6 million, from $1.36 billion at December 31, 2010 to $1.49 billion at December 31, 2011. The growth of our securities borrowed is a by-product of our self-clearing activities. Receivable from brokers, dealers and clearing organizations increased by $147.7 million, from $476.2 million at December 31, 2010 to $623.9 million at December 31, 2011, due to increased deposits at third party clearing organizations as well as timing relating to trade date versus settlement date differences.

Total liabilities increased $2.38 billion, or 72.0%, from $3.31 billion at December 31, 2010 to $5.69 billion at December 31, 2011. The majority of the increase in liabilities relates to increases in Collateralized financings and Financial instruments sold, not yet purchased. Collateralized financings increased by $1.84 billion, or 175.4%, from $1.05 billion at December 31, 2010, to $2.89 billion at December 31, 2011 primarily due to the increased Liability to GNMA trusts, at fair value associated with the securitization of Urban HECM loans into GNMA securities, where such securitization is not accounted for as a sale, as well as the increased lending activity to facilitate transaction settlements relating to self-clearing and loan origination. Financial instruments sold, not yet purchased increased by $410.6 million, or 31.3%, from $1.31 billion at December 31, 2010, to $1.72 billion at December 31, 2011, primarily due to an increase in the size of the securities inventory utilized in our options market making and ETF activities and for trade execution services. Our short securities positions fluctuate based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the increase in our long securities position.

Stockholders’ equity, increased by $101.8 million, from $1.36 billion at December 31, 2010 to $1.46 billion at December 31, 2011. The increase in stockholders’ equity from December 31, 2010 was primarily a result of earnings and stock-based compensation activity during in 2011, offset in part by share repurchases pursuant to our stock repurchase program.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, the proceeds from our stock issuances, long-term debt and other borrowings. At December 31, 2011, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $1.06 billion.

We have acquired several businesses over the last few years. In July 2008, we completed the acquisition of Knight’s institutional fixed income business for $75.3 million, comprising $50.3 million in cash and approximately 1.5 million shares of unregistered Knight common stock valued at $25.0 million. The terms of the transaction included a potential earn-out of up to $75.0 million of unregistered Knight common stock based on the future performance of Knight’s institutional fixed income business during the three-year period following the closing of the transaction. Knight’s institutional fixed income business achieved its first year and second year performance targets which entitled the sellers to receive a total of approximately $67.0 million of the aforementioned earn-out in the form of unregistered shares of Knight common stock. Knight’s institutional fixed income business did not achieve its third year performance target (which covered the period from July 2, 2010 to July 1, 2011).

As such, no further payments were made to the sellers and there are no further earn-out obligations. In July 2010, we completed the acquisition of Urban for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.0 million. Urban achieved its first year performance target as of July 31, 2011. Therefore, the seller received $1.3 million split evenly between cash and unregistered shares of Knight common stock. In October 2010 we completed the acquisition of Astor for $18.0 million, comprising $10.8 million in cash and approximately 579,000 shares of unregistered Knight common stock valued at $7.2 million. In December 2010 we completed the acquisition of the DMM and LMM business units of Kellogg for $22.5 million in cash. We expect to fund the purchase price of any future acquisitions with our current cash position or, in some cases, through the issuance of our stock or debt.

Income from continuing operations before income taxes was $187.1 million, $150.0 million and $232.8 million for 2011, 2010 and 2009, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $47.7 million, $51.8 million and $48.2 million during 2011, 2010 and 2009, respectively. Depreciation expense was $15.4 million, $13.4 million, and $10.8 million during 2011, 2010 and 2009, respectively. Amortization expense, which related to software, software development costs, intangible assets and leasehold improvements, was $38.6 million, $29.4 million and $23.6 million during 2011, 2010 and 2009, respectively. Non-cash restructuring charge for 2011 was $12.0 million comprising $3.1 million related to stock based compensation, $6.6 million in writedown of assets and $2.3 million in writedown of intangible assets and goodwill. Non-cash writedown of assets and lease loss accrual in 2011 was $3.0 million relating to excess real estate capacity. Non-cash writedown of assets and lease loss accrual in 2010 was $1.0 million comprising $0.3 million related to our decision to discontinue the use of the Libertas trade name and $0.7 million relating to excess real estate capacity. A net non-cash benefit of $9.7 million in 2009 represents a $13.1 million benefit for the adjustment of a previously recognized lease loss with respect to our Jersey City, N.J. office offset, in part, by a $0.3 million lease loss charge related to excess real estate capacity, a charge of $2.4 million for the discontinued use of the Donaldson trade name and a writedown of $0.7 million of capitalized software resulting from the sale of Hotspot’s retail customer accounts.

Capital expenditures related to our continuing operations were $38.0 million, $48.9 million and $42.2 million during 2011, 2010 and 2009, respectively. Purchases of investments were $26.6 million, $8.0 million and $7.8 million and dividends received and distributions from investments were $24.4 million, $37.6 million and $64.3 million during 2011, 2010 and 2009, respectively. Payments relating to acquisitions of businesses, trading rights and other items, net of cash received were $0.6 million and $53.4 million during 2011 and 2010, respectively. There were no cash payments relating to acquisitions of businesses in 2009.

In March 2010, we issued cash Convertible Senior Subordinated Notes (“Notes”) with a face amount of $375.0 million in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the termination and required repayment of the borrowings under our previous $140.0 million credit agreement including accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In 2011 and 2010, we recognized interest expense related to the Notes of $26.4 and $20.1 million. See Footnote 9 “Long-Term Debt,” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding the Notes.

In June 2011, we entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks. As of December 31, 2011, the Company has borrowed all the funds under the Term Credit Agreement and the interest rate was 2.80% per annum, which is based on the one month LIBOR rate plus 2.5%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014. For the year ended December 31, 2011, we recognized interest expense related to the Term Credit Agreement of $1.4 million. See Footnote 9 “Long-Term Debt,” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding the Term Credit Agreement.

In June 2011, we also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement”) with Knight Execution & Clearing Services LLC and Knight Capital Americas, L.P. as borrowers, with the same consortium of banks. Borrowings under the Revolving Credit Agreement shall bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus a margin ranging from 1.50%—2.0% per annum. Interest is payable quarterly. As of December 31, 2011, there were no borrowings under the Revolving Credit Agreement. Any amounts borrowed under the Revolving Credit Agreement are repayable on June 27, 2012. We are charged an annual commitment fee of 0.25% on the average daily amount of the unused portion of the Revolving Credit Agreement. For the year ended December 31, 2011, we recorded $0.3 million in commitment fees. See Footnote 9 “Long-Term Debt,” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding the Revolving Credit Agreement.

We have an authorized stock repurchase program of up to $1.00 billion. We repurchased 3.5 million shares for $42.1 million under the stock repurchase program during 2011. Through December 31, 2011, we had repurchased 75.2 million shares for $859.5 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had 96.6 million shares of Class A Common Stock outstanding as of December 31, 2011.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of December 31, 2011, all of our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for the following significant domestic regulated broker-dealer subsidiaries at December 31, 2011, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas, L.P.	$278.0	$1.0	$277.0
Knight Execution & Clearing Services LLC	116.4	0.6	115.8

Our foreign registered broker-dealers are subject to certain financial resource requirements of either Financial Services Authority (“FSA”) or the Securities and Futures Commission (“SFC”). The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at December 31, 2011 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$124.8	$30.9	$93.9

Contractual Obligations

In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with our contractual obligations pursuant to operating leases, net of sublease obligations and guaranteed employment contracts longer than one year as of December 31, 2011 are summarized below (in millions):

	Payments due in:
	2012	2013-2014	2015-2016	Thereafter through August 31, 2023	Total
Term Credit Agreement[1]	$—	$100.0	$—	$—	$100.0
Notes[1]	—	—	375.0	—	375.0
Operating lease obligations[2]	22.7	40.5	37.5	95.5	196.2
Other obligations[2]	12.2	—	—	—	12.2

Total	$34.9	$140.5	$412.5	$95.5	$683.4

1  -  See Footnote 9, “Long-Term Debt” to the Consolidated Financial Statements

2  -  See Footnote 17, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements

Totals may not add due to rounding.

Knight Capital Group, Inc. also has provided, and may in the future provide, in the ordinary course of business, unsecured guarantees to guarantee the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As discussed in Footnote 9 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-K, we entered into purchased call options and recorded an embedded conversion derivative concurrent with our issuance of the Notes. The fair value of these options and derivative are determined using an option pricing model based on observable inputs such as implied volatility of our common stock, risk-free interest rate, and other factors and, as such, are classified within Level 2 of the fair value hierarchy.

Our loan inventory, foreign currency forward contracts, investment in the Deephaven Funds, deferred compensation investments and certain mortgage-backed securities are also classified within Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2011 and December 31, 2010, we did not hold any financial instruments that met the definition of Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

Securitization activities—During the first quarter of 2011, we began securitizing HECMs under our GNMA issuance authority. Securitization and transfer of financial assets are generally accounted for as sales when an issuer has relinquished control over the transferred assets. Based upon the current structure of the GNMA securitization program, we believe that we have not relinquished control over the transferred assets and therefore our securitizations fail to meet the GAAP criteria for sale accounting. As such, we continue to recognize the HECMs in Financial instruments owned, at fair value, and we recognize a corresponding liability in Liability to GNMA trusts, at fair value on the Consolidated Statements of Financial Condition.

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

Goodwill

Goodwill of $337.8 million at December 31, 2011 primarily relates to our Institutional Sales and Trading and Electronic Execution Services segments. Goodwill primarily represents purchases of the businesses now operating as Knight Direct, Hotspot FX, and Knight BondPoint in our Electronic Execution Services segment and Institutional fixed income, Urban and Astor in our Institutional Sales and Trading segment. We test the goodwill in each of our operating segments for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable price-to-book multiples and discounted cash flow analyses) and we derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. We performed our annual test for impairment of goodwill in the second quarter of 2011 and determined that goodwill was not impaired at that time. During the third quarter of 2011, we wrote off Goodwill in the Corporate and Other segment of $1.0 million as part of the restructuring charge. See Footnote 12 “Restructuring, Writedown of assets and lease loss accrual (benefit), net,” included in Part II, Item 8 “Financial Statements” of this Form 10-K for further information. No other events occurred during the year ended December 31, 2011 that would indicate goodwill may not be recoverable.

Intangible Assets

Intangible Assets with definite lives are amortized over their respective lives. Intangible assets, less accumulated amortization amounted to $92.9 million at December 31, 2011. Substantially all intangible assets resulted from the purchases of the businesses now operating as Knight Direct, Hotspot FX, Knight BondPoint, Institutional fixed income and Urban. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their estimated useful lives, the majority of which have been determined to range from two to 20 years. We test amortizable intangibles for recoverability on an annual basis and whenever events indicate that the carrying amounts may not be recoverable. During the third quarter of 2011, a portion of customer relationships within the Institutional Sales and Trading segment with an unamortized cost of $1.3 million was written off in connection with our restructuring charge. See Footnote 12 “Restructuring, Writedown of assets and lease loss accrual (benefit), net,” included in Part I, Item 1 “Financial Statements” of this Form 10-K for further information. No other events occurred during the year ended December 31, 2011 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable. During the second quarter of 2010, the Libertas trade name with an unamortized cost of $0.3 million was written off.

Investments—Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests and debt instruments held by us within our non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. We use the equity method of accounting where we are considered to exert significant influence on the investee. We hold strategic investments at cost, less impairment if any, when we are not considered to exert significant influence on operating and financial policies of the investee. We account for our deferred compensation investments, which primarily consist of mutual funds, at fair value.

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

Market Making, Sales, Trading and Execution Activities—Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities,

include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions.

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

We estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for the year ended December 31, 2011 and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

Accounting Standards Updates

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that changes the existing rules for determining when a repurchase agreement should be accounted for as a sale of financial assets or as a secured borrowing. Under this ASU, if a transferor maintains effective control over the transferred financial assets and if there is an agreement that entitles and obligates the transferor to repurchase the financial assets before maturity, the transferor must account for the transaction as a secured borrowing. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. As we account for all of our repurchase agreements as secured borrowings based on the terms of the agreements, the adoption of this ASU will not have an impact on our Consolidated Financial Statements.

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

In September 2011, the FASB issued an ASU that changed the guidance regarding the testing of goodwill for impairment. The new guidance provides a company the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted. We have determined that this ASU will not have an impact on our Consolidated Financial Statements.

In December 2011, the FASB issued an ASU that requires additional disclosure requirements about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than the change in presentation, we have determined that the adoption of this ASU will not have an impact on our Consolidated Financial Statements.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a lesser extent, listed equity options and fixed income products. The fair value of these financial instruments at December 31, 2011 and 2010 was $2.02 billion and $1.53 billion, respectively, in long positions and $1.69 billion and $1.27 billion, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $33.0 million and $26.1 million as of December 31, 2011 and 2010, respectively, due to the offset of gains in short positions against losses in long positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of financial instruments (in millions):

	2011		2010		2009
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$4,057.3	$356.1	$2,258.9	$143.1	$1,514.0	$232.9
Highest month-end	4,675.2	597.7	2,793.1	311.7	1,727.6	283.8
Lowest month-end	3,455.2	(167.5)	1,725.7	29.1	1,185.4	207.7

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

We maintain a liquidity pool consisting of primarily cash and other highly liquid instruments at the corporate level to satisfy intraday and day-to-day funding needs, as well as potential cash needs in a strained funding environment. In addition, we maintain committed and uncommitted credit facilities with a number of unaffiliated financial institutions. In connection with the uncommitted credit facilities, the lender is at no time under any obligation to make any advance under the credit line, and any outstanding loans must be repaid on demand from the lender.

Our liquidity pool comprises the following (in millions):

	December 31,
	2011	2010
Liquidity Pool Composition
Cash Held at Banks	$33.3	$37.4
Money Market and Other Highly Liquid Investments	200.6	105.8

Total Liquidity Pool	$233.9	$143.2

Cash and Other Highly Liquid Investments Held by Subsidiary Entities	$233.7	$232.4

We regularly perform liquidity risk stress testing based on a scenario that considers both market-wide stresses and a company-specific stress over a two-week period. Given the nature of the Company’s business activity and balance sheet composition, survival over the first one to three days of a severe stress environment are most critical, after which management actions could be effectively implemented to navigate through prolonged periods of financial stress. The modeled cash inflows and outflows from the stress test serve as a quantitative input to assist us in establishing the Company’s liquidity risk appetite and amount of liquid assets to be held at the corporate level. The liquidity stress test considers cash flow risks arising from, but not limited to, a dislocation of the secured funding market, additional unexpected margin requirements, and operational events. Throughout the fourth quarter of 2011, the Company maintained sufficient liquidity and liquid resources to satisfy the stress test.

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

Capital Risk

Government regulators, both in the U.S. and globally, as well as self-regulated organizations, have supervisory responsibility over our regulated activities and require us to maintain specified minimum levels of regulatory capital in our broker-dealer and mortgage originator subsidiaries. If not properly monitored, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business.

To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our regulated subsidiaries and adjust the amounts of regulatory capital as necessary to ensure compliance with regulatory capital requirements. We also maintain excess regulatory capital to accommodate periods of unusual or unforeseen market volatility. In addition, we monitor regulatory developments regarding capital requirements and prepare for changes in the required minimum levels of regulatory capital that may occur in the future.

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

Our credit risk function’s process for managing credit risk includes a qualitative and quantitative risk assessment of significant counterparties prior to engaging in business activity, as well as, on an ongoing basis. The review includes formal financial analysis and due diligence when appropriate.

Our credit risk function is responsible for approving counterparties and establishing credit limits to manage credit risk exposure by counterparty and business line. The assigned limits reflect the various elements of assessed credit risk and are subsequently revised to correspond with changes in the counterparties’ credit profiles. Our credit risk function communicates counterparty limits to the business areas as well as senior management, and monitors compliance with the established limits.

Where appropriate, counterparty exposure is monitored on a daily basis and the collateral, if required, is marked to market daily to accurately reflect the current exposure.

Foreign Currency Risk

Our foreign currency exposure continues to evolve as we grow internationally. Our exposure to foreign currency transaction gains and losses is the result of our foreign subsidiaries being denominated in currencies other than the U.S. dollar, primarily the British pound and the Euro, in which our revenues and profits are denominated. A portion of these risks are hedged, but fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.

Consolidated Quarterly Results

The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2011 and 2010. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the Consolidated Financial Statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
	(in thousands, except per share amounts)
Revenues
Commissions and fees	$164,587	$207,252	$195,514	$182,525	$165,901	$157,121	$177,992	$159,513
Net trading revenue	168,412	185,981	125,808	151,788	96,619	79,847	187,964	124,964
Interest, net	443	(1,201)	2,306	3,101	1,240	92	137	624
Investment income (loss) and other, net	7,885	5,410	2,354	2,360	(4,727)	2,449	181	(862)

Total revenues	341,327	397,442	325,982	339,774	259,033	239,509	366,274	284,239

Expenses
Employee compensation and benefits	137,496	157,201	140,126	148,963	133,972	115,730	158,695	138,350
Execution and clearance fees	53,433	63,589	58,737	53,449	41,966	44,167	47,521	42,462
Communications and data processing	21,557	23,137	21,691	20,723	19,287	17,180	17,071	16,058
Payments for order flow	19,238	22,985	22,337	20,709	8,987	6,598	11,089	11,025
Depreciation and amortization	13,519	13,747	13,524	13,209	12,435	11,269	9,834	9,235
Interest	11,827	10,822	9,540	9,880	8,785	7,501	7,137	2,474
Occupancy and equipment rentals	6,558	7,026	7,146	7,354	7,300	6,630	6,361	6,341
Business development	6,490	5,909	7,250	3,711	4,502	4,451	6,312	4,228
Professional fees	5,907	5,530	5,514	4,354	4,701	3,976	4,033	4,753
Restructuring	—	28,624	—	—	—	16,731	—	—
Writedown of assets and lease loss accrual, net	700	1,333	—	945	—	—	1,032	—
Other	1,455	13,095	10,663	6,394	4,331	5,163	6,061	3,355

Total expenses	278,180	352,998	296,528	289,691	246,266	239,396	275,146	238,281

Income from continuing operations before income taxes	63,147	44,444	29,454	50,083	12,767	113	91,128	45,958
Income tax expense	22,883	17,449	11,704	19,451	3,391	45	36,693	17,840

Income from continuing operations, net of tax	40,264	26,995	17,750	30,632	9,376	68	54,435	28,118
(Loss) income from discontinued operations, net of tax	(26)	(59)	(178)	(141)	(144)	135	(44)	(306)

Net income	$40,238	$26,936	$17,572	$30,491	$9,232	$203	$54,391	$27,812

Diluted earnings per share from continuing operations	$0.43	$0.29	$0.19	$0.33	$0.10	$—	$0.58	$0.30

Diluted earnings per share	$0.43	$0.29	$0.19	$0.33	$0.10	$—	$0.58	$0.30

*	Quarterly totals may not add to full year due to rounding.

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

Management assessed the effectiveness of Knight’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment, Knight’s management has concluded that, as of December 31, 2011, internal control over financial reporting is effective.

The effectiveness of Knight’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of

Knight Capital Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knight Capital Group, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 62. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 29, 2012

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and cash equivalents	$467,633	$375,569
Financial instruments owned, at fair value, including instruments pledged of $2,672,709 at December 31, 2011 and $812,379 at December 31, 2010:
Equities	1,416,090	1,299,052
Listed equity options	280,384	41,840
Debt securities	134,631	77,288
Loan inventory	206,572	146,472
Other financial instruments	21,483	38,487
Securitized HECM loan inventory	1,722,631	—

Total financial instruments owned, at fair value	3,781,791	1,603,139
Collateralized agreements:
Securities borrowed	1,494,647	1,361,010
Receivable from brokers, dealers and clearing organizations	623,897	476,159
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization of $156,009 in 2011 and $118,552 in 2010	111,464	117,601
Investments	83,231	81,331
Goodwill	337,843	338,743
Intangible assets, less accumulated amortization of $57,793 in 2011 and $42,171 in 2010	92,889	109,784
Other assets	159,556	206,875

Total assets	$7,152,951	$4,670,211

LIABILITIES & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,369,750	$1,164,718
Listed equity options	254,506	40,564
Debt securities	63,073	60,679
Other financial instruments	34,563	45,363

Total financial instruments sold, not yet purchased, at fair value	1,721,892	1,311,324
Collateralized financings:
Securities loaned	697,998	527,945
Financial instruments sold under agreements to repurchase	420,320	485,184
Liability to GNMA trusts, at fair value	1,710,627	—
Other secured financings	59,405	35,583

Total collateralized financings	2,888,350	1,048,712

Payable to brokers, dealers and clearing organizations	322,660	337,430
Accrued compensation expense	188,939	186,451
Accrued expenses and other liabilities	144,747	114,376
Long-term debt	424,338	311,060

Total liabilities	5,690,926	3,309,353

Commitments and contingent liabilities (Note 17)

Equity
Knight Capital Group, Inc. stockholders’ equity
Class A common stock
Shares authorized: 500,000 at December 31, 2011 and at December 31, 2010; Shares issued: 166,361 at December 31, 2011 and 162,818 at December 31, 2010;
Shares outstanding: 96,645 at December 31, 2011 and 97,736 at December 31, 2010	1,664	1,628
Additional paid-in capital	850,837	807,287
Retained earnings	1,433,320	1,317,462
Treasury stock, at cost; 69,717 at December 31, 2011 Treasury stock, at cost and 65,082 shares at December 31, 2010	(823,023)	(765,875)
Accumulated other comprehensive loss	(773)	(265)

Total Knight Capital Group, Inc. stockholders’ equity	1,462,025	1,360,237
Noncontrolling interests	—	621

Total equity	1,462,025	1,360,858

Total liabilities and equity	$7,152,951	$4,670,211

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$749,911	$660,527	$670,406
Net trading revenue	631,989	489,394	486,684
Interest, net	4,649	2,092	(1,712)
Investment income (loss) and other, net	17,978	(2,957)	7,053

Total revenues	1,404,527	1,149,056	1,162,431

Expenses
Employee compensation and benefits	583,786	546,748	527,327
Execution and clearance fees	229,209	176,116	169,805
Communications and data processing	87,109	69,597	61,071
Payments for order flow	85,269	37,700	71,629
Depreciation and amortization	54,000	42,773	34,368
Interest	42,068	25,896	4,777
Occupancy and equipment rentals	28,084	26,632	23,177
Business development	23,360	19,493	18,807
Professional fees	21,305	17,463	13,043
Restructuring	28,624	16,731	—
Writedown of assets and lease loss accrual (benefit), net	2,978	1,032	(9,704)
Other	31,606	18,909	15,326

Total expenses	1,217,398	999,090	929,626

Income from continuing operations before income taxes	187,129	149,966	232,805
Income tax expense	71,488	57,969	81,189

Income from continuing operations, net of tax	115,641	91,997	151,616
Loss from discontinued operations, net of tax	(404)	(359)	(34,514)

Net income	$115,237	$91,638	$117,102

Basic earnings per share from continuing operations	$1.26	$1.02	$1.70

Diluted earnings per share from continuing operations	$1.22	$0.97	$1.60

Basic earnings per share from discontinued operations	$(0.00)	$(0.00)	$(0.39)

Diluted earnings per share from discontinued operations	$(0.00)	$(0.00)	$(0.37)

Basic earnings per share	$1.26	$1.02	$1.31

Diluted earnings per share	$1.21	$0.97	$1.24

Shares used in computation of basic earnings per share	91,490	90,167	89,095

Shares used in computation of diluted earnings per share	95,013	94,447	94,504

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2009, 2010 and 2011

(In thousands)

	Knight Capital Group, Inc. Stockholders’ Equity
	Class A Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated other comprehensive loss	Total	Non- controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2009	154,404	$1,544	$648,716	$1,112,010	(64,283)	$(734,912)	$—	$1,027,358	$7,178	$1,034,536
Net income	—	—	—	117,102	—	—	—	117,102	—	117,102
Net loss attributable to noncontrolling interests related to discontinued operations	—	—	—	—	—	—	—	—	(380)	(380)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(6,178)	(6,178)
Common stock repurchased	—	—	—	—	(1,946)	(33,412)	—	(33,412)	—	(33,412)
Reissuance of treasury shares	—	—	2,201	—	378	4,350	—	6,551	—	6,551
Stock options exercised	1,083	11	11,010	—	—	—	—	11,021	—	11,021
Income tax benefit—stock based compensation	—	—	4,374	—	—	—	—	4,374	—	4,374
Stock-based compensation	3,154	31	80,477	—	—	—	—	80,508	—	80,508

Balance, December 31, 2009	158,641	$1,586	$746,778	$1,229,112	(65,850)	$(763,974)	$—	$1,213,502	$620	$1,214,122

Net income	—	—	—	91,638	—	—	—	91,638	—	91,638
Net income attributable to noncontrolling interests related to discontinued operations	—	—	—	—	—	—	—	—	1	1
Common stock repurchased	—	—	—	—	(4,254)	(60,090)	—	(60,090)	—	(60,090)
Warrants issued	—	—	15,000	—	—	—	—	15,000	—	15,000
Reissuance of treasury shares	—	—	23,778	—	5,022	58,189	—	81,967	—	81,967
Stock options exercised	590	6	5,778	—	—	—	—	5,784	—	5,784
Income tax provision—stock based compensation	—	—	(2,760)	—	—	—	—	(2,760)	—	(2,760)
Cummulative Translation Adjustment	—	—	—	(3,288)	—	—	(265)	(3,553)	—	(3,553)
Stock-based compensation	3,587	36	18,713	—	—	—	—	18,749	—	18,749

Balance, December 31, 2010	162,818	$1,628	$807,287	$1,317,462	(65,082)	$(765,875)	$(265)	$1,360,237	$621	$1,360,858

Net income	—	—	—	115,237	—	—	—	115,237	—	115,237
Net loss attributable to noncontrolling interests related to discontinued operations	—	—	—	621	—	—	—	621	(621)	—
Common stock repurchased	—	—	—	—	(4,754)	(58,553)	—	(58,553)	—	(58,553)
Reissuance of treasury shares	—	—	(27)	—	119	1,405	—	1,378	—	1,378
Stock options exercised	91	1	999	—	—	—	—	1,000	—	1,000
Income tax provision—stock based compensation	—	—	(6,449)	—	—	—	—	(6,449)	—	(6,449)
Cummulative Translation Adjustment	—	—	—		—	—	(508)	(508)	—	(508)
Stock-based compensation	3,452	35	49,027	—	—	—	—	49,062	—	49,062

Balance, December 31, 2011	166,361	$1,664	$850,837	$1,433,320	(69,717)	$(823,023)	$(773)	$1,462,025	$—	$1,462,025

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2011	2010	2009
	(In thousands)
Net Income	$115,237	$91,638	$117,102
Other comprehensive loss:
Cumulative translation adjustment	(508)	(265)	—

Comprehensive income	$114,729	$91,373	$117,102

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$115,237	$91,638	$117,102
Loss from discontinued operations, net of tax	(404)	(359)	(34,514)

Income from continuing operations, net of tax	115,641	91,997	151,616
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by (used in) operating activities
Depreciation and amortization	54,000	42,773	34,368
Stock-based compensation	47,668	51,773	48,237
Debt discount accretion and other debt related expenses	15,690	11,453	—
Non-cash restructuring charges	11,998	—	—
Deferred income taxes	(2,469)	(8,400)	(5,332)
Writedown of assets and lease loss accrual (benefit), net	2,978	1,032	(9,704)
Unrealized loss (gain) on investments	363	7,720	(2,650)
Deferred rent	328	4,761	1,242
Operating activities from discontinued operations	(1,304)	(1,326)	(6,063)
(Increase) decrease in operating assets
Financial instruments owned, at fair value	(2,195,022)	(642,649)	(450,478)
Securities borrowed	(133,637)	(966,592)	(382,569)
Receivable from brokers, dealers and clearing organizations	(147,739)	23,985	(170,641)
Other assets	47,275	(5,901)	(56,013)
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	426,938	638,162	254,256
Securities loaned	170,053	(22,281)	550,226
Financial instruments sold under agreements to repurchase	(64,864)	485,184	—
Liability to GNMA trusts, at fair value	1,710,627	—	—
Other secured financings	23,822	35,583	—
Payable to brokers, dealers and clearing organizations	(14,770)	182,282	57,011
Accrued compensation expense	1,154	(17,673)	32,732
Accrued expenses and other liabilities	30,897	1,580	(26,180)

Net cash provided by (used in) operating activities	99,627	(86,537)	20,058

Cash flows from investing activities
Distributions from investments	24,380	37,558	64,303
Purchases of investments	(26,601)	(7,997)	(7,787)
Purchases of fixed assets and leasehold improvements	(38,045)	(48,880)	(42,230)
Purchase of referral rights	—	(3,275)	—
Purchase of customer list	—	(1,000)	—
Purchase of noncontrolling interest	—	(1,000)	—
Purchase of business, net of cash acquired	(625)	(48,133)	—

Net cash (used in) provided by investing activities	(40,891)	(72,727)	14,286

Cash flows from financing activities
Proceeds from term credit agreement	97,838	—	—
Proceeds from issuance of cash convertible notes	—	363,808	—
Repayment of credit facility	—	(140,000)	—
Purchase of call options	—	(73,750)	—
Proceeds from issuance of warrants	—	15,000	—
Stock options exercised	1,000	5,784	11,021
Income tax (provision) benefit related to stock-based compensation	(6,449)	(2,760)	4,374
Cost of common stock repurchased	(58,553)	(60,090)	(33,412)
Financing activities from discontinued operations	—	—	(6,178)

Net cash provided by (used in) financing activities	33,836	107,992	(24,195)

Effect of exchange rate changes on cash and cash equivalents	(508)	(265)	—

Increase (decrease) in cash and cash equivalents	92,064	(51,537)	10,149
Cash and cash equivalents at beginning of period	375,569	427,106	416,957

Cash and cash equivalents at end of period	$467,633	$375,569	$427,106

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,237	$22,068	$4,777

Cash paid for income taxes	$62,116	$59,384	$87,463

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, “Knight” or the “Company”) is a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including buy- and sell-side firms and corporations. The Company seeks to continually apply its expertise and innovation to the market making and trading process to build lasting client relationships through consistent performance and superior client service. In the third quarter of 2011, the Company changed from three operating segments: (i) Equities, (ii) Fixed Income, Currencies and Commodities and (iii) Corporate to four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other. This change was made to better reflect the current nature of the Company’s offerings and services, its distribution methods and how it manages its businesses. As of December 31, 2011, the Company’s operating segments comprised the following:

Market Making

The Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, the Company commits capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which the Company operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market; the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities; and several European exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board and the OTC Pink Markets. The segment provides trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. The Market Making segment also includes the Company’s option market making business which has expanded trading onto several electronic exchanges.

Institutional Sales and Trading

The Institutional Sales and Trading segment includes global equity and fixed income sales, reverse mortgage origination and securitization, capital markets and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equities and fixed income transactions as agent on behalf of institutional clients, and capital is committed on behalf of clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades and provides capital markets services, including equity and debt private placement.

Electronic Execution Services

The Electronic Execution Services segment offers access to markets and self-directed trading via its electronic agency-based platforms. In contrast to Market Making, the businesses within this segment generally do not act as a principal to transactions that are executed and generally earn commissions for acting as agent between the principals to the trade.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Corporate and Other

The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support the Company’s other segments such as self-clearing services, including stock lending activities.

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

The Company consolidates all of its wholly-owned subsidiaries as well as any investment in which it is considered to be the primary beneficiary of a variable interest entity (“VIE”). The Company performs a qualitative assessment to determine if a VIE should be consolidated. As described in more detail below, the primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As of December 31, 2011 and December 31, 2010, the Company was not considered to be a primary beneficiary of any VIE.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Market making, sales, trading and execution activities

Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders and HECM loan origination activities) and related expenses are also recorded on a trade date basis. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. The Company also nets interest income on its securitized HECM loan inventory against interest expense on its liability to GNMA trusts. Interest income and interest expense which has been netted on the Consolidated Statements of Operations is as follows (in millions):

	For the year ended December 31,
	2011	2010	2009
Interest Income	$48.6	15.2	$4.8
Interest Expense	(43.9)	(13.1)	(6.5)

Interest, net	$4.6	2.1	$(1.7)

Totals may not add due to rounding.

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market-making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in millions):

	For the year ended December 31,
	2011	2010	2009
Dividend Income	$21.8	$24.0	$24.3

Dividend Expense	$(23.2)	$(17.6)	$(22.3)

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 3 “Fair Value of Financial Instruments” for a description of valuation methodologies applied to the classes of financial instruments at fair value.

Securitization activities

During the first quarter of 2011, the Company began securitizing HECMs under its GNMA issuance authority. Securitization and transfer of financial assets are generally accounted for as sales when an issuer has relinquished control over the transferred assets. Based upon the current structure of the GNMA securitization program, the Company believes that it has not relinquished control over the transferred assets and therefore its securitizations fail to meet the GAAP criteria for sale accounting. As such, the Company continues to recognize the HECMs in Financial instruments owned, at fair value, and the Company recognizes a corresponding liability in Liability to GNMA trusts, at fair value on the Consolidated Statements of Financial Condition. The associated change in fair value of the securitized HECM loan inventory is recorded in Investment income (loss) and other, net on the Consolidated Statements of Operations.

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

•

Financial instruments sold under agreements to repurchase are accounted for as collateralized financing transactions and are used to finance inventories of securities and other financial instruments and are recorded at their contractual amount. The Company has entered into bilateral and tri-party term and overnight repurchase agreements which bear interest at negotiated rates. The Company receives cash and makes delivery of financial instruments to a custodian who monitors the market value of these instruments on a daily basis. The market value of the instruments delivered must be equal to or in excess of the principal amount loaned under the repurchase agreements plus the agreed upon margin requirement. The custodian may request additional collateral, if appropriate.

•	Liability to GNMA trusts, at fair value, represents the liability associated with the Company’s securitization of HECMs where the securitization does not meet the GAAP criteria for sale treatment.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Goodwill and intangible assets

The Company tests goodwill and intangible assets with an indefinite useful life for impairment annually or when an event occurs or circumstances change that signifies the existence of an impairment. The Company amortizes other intangible assets on a straight line basis over their estimated useful lives and tests for recoverability whenever events indicate that the carrying amounts may not be recoverable.

Treasury stock

The Company records its purchases of treasury stock at cost as a separate component of stockholders’ equity. The Company obtains treasury stock through purchases in the open market or

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

through privately negotiated transactions. The Company may re-issue treasury stock, at average cost, for the acquisition of new businesses or, in certain instances, as inducement grants to new hires or grants to consultants.

Foreign currency translation and foreign currency forward contracts

The Company’s U.K. subsidiary utilizes the Pound Sterling as its functional currency while the Company’s Hong Kong subsidiary utilizes the Hong Kong dollar as its functional currency. For all other entities, the Company’s functional currency is the U.S. dollar.

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Gains or losses resulting from foreign currency transactions are included in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations. For year ended December 31, 2011 and 2010, a gain of $0.2 million and a loss of $0.3 million, respectively, were recorded in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Variable Interest Entities

A VIE is an entity that lacks one or more of the following characteristics (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The Company has a controlling financial interest and will consolidate a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

VIEs generally finance the purchase of assets by issuing debt and equity securities that are either collateralized by or indexed to the assets held by the VIE. The debt and equity securities issued by a VIE may include tranches of varying levels of subordination. The Company’s involvement with VIEs includes purchased interests and commitments to VIEs.

The Company is principally involved with VIEs through the following business activities:

•	Mortgage-Backed Securities (“MBS”)—The Company purchases and sells beneficial interests issued by mortgage-backed VIEs in connection with its trading activities

•	Securitized HECM loan inventory—The Company sells HECM loans to GNMA trusts which have the characteristics of a VIE and retains certain commitments and obligations to these trusts

Nonconsolidated VIEs

The Company’s exposure to the obligations of VIEs is generally limited to its interests in these entities. Nonconsolidated VIEs are aggregated based on principal business activity.

•	For MBS, the maximum exposure to loss is the carrying value of these interests

•	For Securitized HECM loan inventory, the maximum exposure to loss is the value of the obligations as issuer and servicer to the GNMA trust

The carrying values of the Company’s variable interests in nonconsolidated VIEs are included in the Consolidated Statements of Financial Condition as follows:

•	MBS are included within Financial instruments owned, at fair value

•	Securitized HECM loan inventory VIEs are captured in the valuation of the Securitized HECM loan inventory and the Liability to GNMA trusts, at fair value

The following table presents the Company’s nonconsolidated VIEs at December 31, 2011 (in millions):

	December 31, 2011
	Securitized HECM loan inventory	MBS
Carrying value of the VIEs
Assets	$—	$16.4
Liabilities	2.3	—
Maximum exposure to loss in nonconsolidated VIEs
Commitments	12.9	—
Purchased interests	—	16.4

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

Accounting Standards Updates

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that changes the existing rules for determining when a repurchase agreement should be accounted for as a sale of financial assets or as a secured borrowing. Under this ASU, if a transferor maintains effective control over the transferred financial assets and if there is an agreement that entitles and obligates the transferor to repurchase the financial assets before maturity, the transferor must account for the transaction as a secured borrowing. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. As the Company accounts for all of its repurchase agreements as secured borrowings based on the terms of the agreements, the adoption of this ASU will not have an impact on its Consolidated Financial Statements.

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

In September 2011, the FASB issued an ASU that changed the guidance regarding the testing of goodwill for impairment. The new guidance provides a company the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. This ASU is effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted. The Company has determined that this ASU will not have an impact on its Consolidated Financial Statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In December 2011, the FASB issued an ASU that requires additional disclosure requirements about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than the change in presentation, the Company has determined that the adoption of this ASU will not have an impact on its Consolidated Financial Statements.

3.    Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting standards, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in millions):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,416.1	$—	$—	$1,416.1
Listed equity options	280.4	—	—	280.4
U.S. government obligations	44.3	—	—	44.3
Corporate debt(2)	73.9	—	—	73.9
Mortgage-backed securities	16.4	—	—	16.4
Loan inventory	—	206.6	—	206.6
Purchased call options	—	17.5	—	17.5
Foreign currency forward contracts	—	4.0	—	4.0
Securitized HECM loan inventory(3)	—	1,722.6	—	1,722.6

Total Financial instruments owned, at fair value	1,831.1	1,950.7	—	3,781.8
Deferred compensation investments(4)	—	20.4	—	20.4
Investment in Deephaven Funds(4)	—	1.3	—	1.3

Total fair value of financial instrument assets	$1,831.1	$1,972.4	$—	$3,803.5

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,369.8	$—	$—	$1,369.8
Listed equity options	254.5	—	—	254.5
U.S. government obligations	10.6	—	—	10.6
Corporate debt(2)	52.4	—	—	52.4
Embedded conversion derivative	—	17.5	—	17.5
Total return swap	—	17.0	—	17.0

Total Financial instruments sold, not yet purchased, at fair value	1,687.3	34.6	—	1,721.9
Liability to GNMA trusts, at fair value(3)	—	1,710.6	—	1,710.6

Total fair value of financial instrument liabilities	$1,687.3	$1,745.2	$—	$3,432.5

(1)	Equities of $400.6 million have been netted by their respective long and short positions by CUSIP number.
(2)	Corporate debt of $0.4 million has been netted by respective long and short positions by CUSIP number.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(3)	Represents HECMs that have been securitized into HMBS where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.
(4)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $1.1 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,299.1	$—	$—	$1,299.1
Listed equity options	41.8	—	—	41.8
U.S. government obligations	3.8	—	—	3.8
Corporate debt(2)	11.1	—	—	11.1
Mortgage-backed securities	22.8	39.6	—	62.4
Loan inventory	—	146.5	—	146.5
Purchased call options	—	33.9	—	33.9
Foreign currency forward contracts	—	4.6	—	4.6

Total Financial instruments owned, at fair value	1,378.6	224.6	—	1,603.1
Deferred compensation investments(3)	—	17.3	—	17.3
Investment in Deephaven Funds(3)	—	3.6	—	3.6

Total fair value of financial instrument assets	$1,378.6	$245.5	$—	$1,624.1

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,164.7	$—	$—	$1,164.7
Listed equity options	40.6	—	—	40.6
U.S. government obligations	54.4	—	—	54.4
Corporate debt(2)	6.3	—	—	6.3
Embedded conversion derivative	—	33.9	—	33.9
Total return swap	—	11.5	—	11.5

Total fair value of financial instrument liabilities	$1,266.0	$45.4	$—	$1,311.3

(1)	Equities of $293.7 million have been netted by their respective long and short positions by CUSIP number.
(2)	Corporate debt of $0.1 million has been netted by respective long and short positions by CUSIP number.
(3)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $2.7 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition. Totals may not add due to rounding.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2011 and December 31, 2010, the Company did not hold any financial instruments that met the definition of Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

As of December 31, 2011 and 2010, the Company’s loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to its long-term debt (see Footnote 9 “Long-Term Debt”), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.

The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets:

Loan inventory

The Company’s loan inventory primarily comprises newly issued HECMs that it has originated or purchased and for which the Company has elected to account for at fair value. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.

Securitized HECM loan inventory

Securitized HECM loan inventory comprises HECMs that the Company has securitized into HMBS. The Company has recorded the securitized loans in Financial instruments owned, at fair value and a corresponding liability recorded as Liability to GNMA trusts, at fair value, on its Consolidated Statement of Financial Condition at December 31, 2011. As of December 31, 2011 all of the HMBS created by the Company have been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.

Foreign currency forward contracts

At December 31, 2011 and 2010, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds which is used to hedge the Company’s investment in its U.K. subsidiary. As of December 31, 2011, the Company has a foreign currency forward contract with a notional value of 6.0 million Euros which is used as an economic hedge against a strategic investment that is denominated in Euros. The fair value of the contracts was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Investment in the Deephaven Funds

Investment in the Deephaven Funds represents our residual investment in certain funds that were formerly managed by Deephaven. These investments are in liquidation and are valued based upon fair value of the underlying investments within such funds.

Fair value of derivative instruments

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the effect of changes in fair value on the Consolidated Statements of Operations (in millions):

	Statements of Financial Condition Location	Fair Value as of December 31,
		2011	2010
Asset Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$17.5	$33.9
Listed equity options(1)		280.4	41.8
Foreign currency forward contracts		0.5	—

		$298.4	$75.7

Derivative instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$3.5	$4.6

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Statements of Financial Condition Location	Fair Value as of December 31,
		2011	2010
Liability Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$17.5	$33.9
Listed equity options(1)		254.5	40.6
Total return swap(2)		17.0	11.5

		$289.1	$86.0

(1)	As of December 31, 2011, the Company held 1.3 million long and 1.5 million short listed equity option contracts. As of December 31, 2010, the Company held 0.2 million long and 0.3 million short listed equity option contracts. The contracts are not subject to collateral requirements and are not netted.
(2)	The total return swap liability is offset by an asset which is included in Financial Instruments owned, at fair value on the Company’s Consolidated Statements of Financial Condition.

Totals may not add due to rounding.

	Financial Statements Location	Gain (Loss) Recognized For the year ended December 31,
		2011	2010	2009
Derivative instruments not designated as hedging instruments:
Purchased call options	Investment income (loss) and other, net	$(16.4)	$(48.1)	$—
Listed equity options	Net trading revenue	24.7	0.5	(8.6)
Embedded conversion derivative	Investment income (loss) and other, net	16.4	48.1	—
Total return swap(1)	Investment income (loss) and other, net	(5.5)	—	—
Foreign currency forward contracts	Investment income (loss) and other, net	1.2	—	—

		$20.4	$0.5	$(8.6)

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$(0.2)	$(1.1)	$—

(1)	Loss on the total return swap is offset by an equal gain on the underlying position which is recorded in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations.

Totals may not add due to rounding.

4.    Collateralized Transactions

The Company receives financial instruments as collateral in connection with securities borrowed. Such financial instruments generally consist of equity and convertible securities but may include obligations of the U.S. government, federal agencies, sovereignties and corporations. In most cases,

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the Company is permitted to deliver or repledge these financial instruments in connection with securities lending and other secured financings and meeting settlement requirements.

As of December 31, 2011, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.29 billion, of which $1.23 billion had been delivered or repledged (of which $275.9 million could be further repledged by the receiving counterparty).

As of December 31, 2010, the fair value of financial instruments received as collateral by the Company that it was permitted to deliver or repledge was $1.13 billion, of which $1.09 billion had been delivered or repledged (of which $242.3 million could be further repledged by the receiving counterparty).

The Company also pledges assets that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Financial instruments pledged to counterparties that have the right to deliver or repledge them were $2.12 billion and $269.1 million at December 31, 2011 and December 31, 2010, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition.

The Company enters into collateralized transactions in order to finance securities positions and loan inventory. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Financial instruments owned and pledged to counterparties that did not have the right to sell or repledge such financial instruments consisted of equity securities and loans with a fair value of $550.9 million and $543.3 million, respectively as of December 31, 2011 and December 31, 2010, respectively, and are included in Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition. Repurchase agreements and other secured financings are short-term and mature within one year.

5.    Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in millions):

	December 31,
	2011	2010
Receivable:
Clearing organizations and other	$554.0	$373.6
Securities failed to deliver	69.9	102.5

	$623.9	$476.2

Payable:
Clearing organizations and other	$306.7	$296.8
Securities failed to receive	15.9	40.6

	$322.7	$337.4

Totals may not add due to rounding.

Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

6.    Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following (in millions):

	Depreciation Period	December 31,
		2011	2010
Computer hardware and software	3 years	$126.9	$109.5
Leasehold improvements	*	114.4	103.9
Telephone systems	5 years	10.5	8.9
Furniture and fixtures	7 years	13.9	11.8
Trading systems and equipment	5 years	1.8	2.1

		267.5	236.2
Less—Accumulated depreciation and amortization		156.0	118.6

		$111.5	$117.6

*-Shorter	of life of lease or useful life of assets

7.    Investments

Investments include strategic investments, deferred compensation investments related to employee and director deferred compensation plans and investment in Deephaven Funds. Investments consist of the following (in millions):

	December 31,
	2011	2010
Strategic investments:
Investments accounted for under the equity method	$59.7	$60.2
Investment, held at cost	1.7	—
Common stock of private companies representing less than 20% equity ownership held at adjusted cost	—	0.3

Total Strategic investments	61.5	60.4
Deferred compensation investments	20.4	17.3
Investment in Deephaven Funds	1.3	3.6

Total Investments	$83.2	$81.3

Totals may not add due to rounding.

Included in the investments accounted for under the equity method at December 31, 2011 and December 31, 2010 is an equity investment in Direct Edge of $29.1 million and $46.0 million, respectively. See Footnote 2 “Significant Accounting Policies” for a discussion of valuation of Strategic investments.

8.    Goodwill and Intangible Assets

Goodwill

Goodwill and intangible assets with an indefinite useful life are tested for impairment annually or when an event occurs or circumstances change that signifies the existence of impairment. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2011, the Company tested for the impairment of goodwill as part of its annual assessment and concluded that there was no impairment at that time. Subsequently, during the third quarter of 2011, as a result of a corporate restructuring the Company wrote off Goodwill of $1.0 million in the Corporate and Other segment. See Footnote 12 “Restructuring, Writedown of assets and lease loss accrual (benefit), net” for further discussion of the restructuring charge.

No other events occurred in 2011 or 2010 that would indicate that the carrying amounts of the Company’s goodwill may not be recoverable.

The following table summarizes the Company’s Goodwill as of December 31, 2011 and 2010 (in millions):

	December 31,
	2011	2010
Market Making
Purchase of Trimark business	$10.1	$10.1
Purchase of Kellogg DMM business units	9.1	9.0
Purchase of Tradetech business	3.0	3.0
Purchase of remaining shares in Knight Roundtable Europe	2.5	2.5

Total	24.7	24.6

Institutional Sales and Trading
Purchase of Libertas business	114.3	114.3
Purchase of Urban business	17.8	17.8
Purchase of Astor business	12.1	12.1
Purchase of Donaldson business	3.6	3.6

Total	147.7	147.7

Electronic Execution Services
Purchase of Hotspot business	55.7	55.7
Purchase of EdgeTrade business	51.7	51.7
Purchase of Direct Trading business	43.8	43.8
Purchase of ValuBond business	14.2	14.2

Total	165.4	165.4

Corporate and Other
Other	—	1.0

Total	—	1.0

Consolidated Total	$337.8	$338.7

Intangible Assets

Intangible assets primarily represent client relationships and are amortized over their estimated remaining useful lives, the majority of which have been determined to range from two to 20 years. The weighted average remaining life of the Company’s intangible assets at both December 31, 2011 and December 31, 2010 is approximately 11 years.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Amortizable intangibles are tested for recoverability on an annual basis and whenever events indicate that the carrying amounts may not be recoverable. In 2011, a portion of customer relationships within the Institutional Sales and Trading segment with an unamortized cost of $1.3 million was written off as a result of a the corporate restructuring. See Footnote 12 “Restructuring, Writedown of assets and lease loss accrual (benefit), net” for further discussion of the restructuring charge. In 2010, the Company discontinued the use of the Libertas trade name and wrote off the remaining book value of $0.3 million.

No other events occurred in 2011 or 2010 that would indicate that the carrying amounts of the Company’s intangible assets may not be recoverable.

The following table summarizes the Company’s Intangible assets, net of accumulated amortization as of December 31, 2011 and 2010 by segment and type (in millions):

	December 31,
	2011	2010
Market Making
Trading rights	$25.3	$27.6

Total	25.3	27.6

Institutional Sales and Trading
Customer and broker relationships	24.2	31.7
Trade names	1.4	1.5
Other	3.9	4.9

Total	29.4	38.1

Electronic Execution Services
Customer and broker relationships	26.7	30.5
Trade names	6.2	6.7
Other	5.2	7.0

Total	38.2	44.1

Consolidated Total	$92.9	$109.8

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

		December 31,
		2011	2010
Customer and broker relationships(1)	Gross carrying amount	$93.6	$95.1
	Accumulated amortization	(42.7)	(32.8)

	Net carrying amount	50.9	62.2

Trading Rights(2)	Gross carrying amount	28.5	28.6
	Accumulated amortization	(3.2)	(1.0)

	Net carrying amount	25.3	27.6

Trade names(3)	Gross carrying amount	9.8	9.8
	Accumulated amortization	(2.2)	(1.7)

	Net carrying amount	7.6	8.1

Other(4)	Gross carrying amount	18.8	18.5
	Accumulated amortization	(9.6)	(6.6)

	Net carrying amount	9.2	11.9

Total	Gross carrying amount	150.7	152.0
	Accumulated amortization	(57.8)	(42.2)

	Net carrying amount	$92.9	$109.8

(1)	Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Libertas, Urban and Astor acquisitions. The weighted average remaining life is approximately 10 years as of December 31, 2011 and December 31, 2010. Lives may be reduced depending upon actual retention rates.
(2)	Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life is approximately 14 years as of December 31, 2011 and December 31, 2010.
(3)	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Urban. The weighted average remaining life is approximately 14 years as of December 31, 2011 and 15 years as of December 31, 2010.
(4)	Other primarily includes technology and non-compete agreements acquired by the Company. The weighted average remaining life is approximately two and three years as of December 31, 2011 and December 31, 2010, respectively.

Totals may not add due to rounding.

The following table summarizes the Company’s amortization expense relating to intangible assets (in millions):

	For the year ended December 31,
	2011	2010	2009
Amortization Expense	$15.8	$12.8	$10.8

As of December 31, 2011, the following table summarizes the Company’s estimated amortization expense for future years (in millions):

Amortization expense
For the year ended December 31, 2012	15.7
For the year ended December 31, 2013	12.9
For the year ended December 31, 2014	10.2
For the year ended December 31, 2015	8.1
For the year ended December 31, 2016	5.3

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

9.    Long-Term Debt

The Company’s Long-Term Debt as of December 31, 2011 and 2010 is as follows (in millions):

	December 31,
	2011	2010
Term Credit Agreement	$100.0	$—
Convertible Notes	324.3	311.1

	$424.3	$311.1

Credit Agreements

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

Term Credit Agreement

The proceeds of the Term Credit Agreement are being used for general corporate purposes. As of December 31, 2011, the Company has borrowed all the funds under the Term Credit Agreement. Borrowings under the Term Credit Agreement bear interest at variable rates as determined at the Company’s election, at LIBOR or a base rate, in each case, plus an applicable margin of (a) for each LIBOR loan, 2.50% or 3.00% per annum or (b) for each base rate loan, 1.50% or 2.00% per annum (in each case, depending on the Company’s leverage ratio). As of December 31, 2011, the interest rate was 2.80% per annum, which is based on the one month LIBOR rate plus 2.5%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014.

Under the Term Credit Agreement, substantially all of the Company’s material subsidiaries (the “Guarantors”), other than its foreign subsidiaries, excluded regulated subsidiaries (which include registered broker-dealer subsidiaries) and subsidiaries thereof, guarantee the repayment of loans made pursuant to the Term Credit Agreement. The Term Credit Agreement is secured by substantially all of the assets of the Company and the Guarantors unless and until the Company obtains an investment grade rating.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus (a) for each Borrowing Base A Loan, a margin of 1.50% per annum and (b) for Borrowing Base B Loans, a margin of 2.0% per annum. Interest is payable quarterly. As of December 31, 2011, there were no outstanding borrowings under the Revolving Credit Agreement. Any amounts borrowed under the Revolving Credit Agreement are repayable on June 27, 2012.

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

Among other restrictions, the Credit Agreements include customary representations, warranties, affirmative and negative covenants related to (a) liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio and a liquidity ratio, as well as requirements for maintaining minimum levels of tangible net worth and regulatory capital, and (c) restrictions on investments, dispositions and other restrictions and events of default customary for financings of these types. As of December 31, 2011, the Company was in compliance with all covenants under the Credit Agreements.

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

The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In connection with the issuance of the Notes, the Company recognized an original issue discount of $73.8 million which is being accreted to interest expense over the term of the Notes, resulting in an effective annual interest rate of the Notes of approximately 7.9%. The Notes, net of unamortized original issue discount are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are expected generally to reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by the Company upon the cash conversion of the Notes under certain conditions. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of December 31, 2011, the fair value of the purchased call options was $17.5 million.

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

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of December 31, 2011 the fair value of the embedded conversion derivative was $17.5 million.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The Company recorded expenses with respect to the Long-Term Debt as follows (in millions):

	For the year ended December 31,
	2011	2010
Interest expense	$27.8	$19.6
Amortization of debt issuance cost(1)	2.4	1.3
Commitment Fee(1)	0.3	—

Total	$30.5	$20.9

(1)	Included in Other expense.

Concurrent with the Notes offering, the Company repaid the amounts outstanding under the $140.0 million credit agreement originally entered into on October 9, 2007. Approximately $0.5 million and $3.0 million of interest expense relating to such credit agreement were recorded for the year ended December 31, 2010 and 2009, respectively.

10.    Stock-Based Compensation

The Knight Capital Group, Inc. 2010 Equity Incentive Plan (“2010 Plan”) was established to provide long-term incentive compensation to employees and directors of the Company. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, stock appreciation rights, restricted stock and restricted stock units (collectively, the “awards”), as defined by the 2010 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the 2010 Plan also limits the number of awards that may be granted to a single individual. The 2010 Plan replaced prior stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical stock plans. However, the terms and conditions of any outstanding equity grants under the historical stock plans were not affected. As of December 31, 2011, the Company has not issued any stock appreciation rights. In addition, the Company established the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”) (along with the 2010 Plan, the “Stock Plans”) which is used under limited circumstances for equity grants to new hires. In 2010, the Company issued 197,000 restricted shares as inducement awards pursuant to the Inducement Plan. These shares were issued out of treasury and vest ratably over three years. The Company did not issue any awards pursuant to the Inducement Plan during 2011.

Unvested awards granted before September 1, 2010 are generally canceled if employment is terminated for any reason before the end of the relevant vesting period. For annual incentive awards

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

granted after September 1, 2010 and up to September 30, 2011, full vesting is given where an employee has been terminated without cause by the Company. For all other awards granted after September 1, 2010 and up to September 30, 2011 unvested awards are generally canceled if employment is terminated for any reason before the end of the relevant vesting period. Effective October 1, 2011, for all awards granted after such date, unless otherwise provided for in the applicable award agreement, full vesting will be given where an employee has been terminated without cause by the Company.

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

The Company measures compensation cost related to restricted awards other than Market Shares based on the fair value of the Company’s common stock at the date of grant. The Company determines compensation cost for Market Shares based upon the fair value of such awards at date of grant and projected median vesting periods, both of which are based on statistical simulation models. The principal assumptions utilized in valuing Market Shares and determining their median vesting periods include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the award; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the historical volatility of the Company’s common stock; and 3) maximum life—based upon the maximum contractual life of the award.

Compensation expense relating to restricted awards, primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in millions):

	For the year ended December 31,
	2011	2010	2009
Stock award compensation expense	$49.6	$49.1	$46.2

Income tax benefit	$19.4	$19.6	$18.5

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following tables summarize restricted awards activity in 2011, 2010 and 2009 (awards in thousands):

	2011
	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1,	1,154.7	$16.60	6,329.1	$15.08
Granted	—	—	5,984.0	13.63
Vested	(830.3)	16.77	(2,083.3)	16.21
Forfeited	(17.4)	15.69	(2,514.2)	14.92

Outstanding at December 31,	306.9	$16.20	7,715.6	$14.33

	2010
	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1,	2,186.5	$16.92	3,590.7	$15.60
Granted	397.0	15.66	3,834.5	15.28
Vested	(1,208.0)	17.03	(869.6)	17.83
Forfeited	(220.8)	15.76	(226.6)	16.19

Outstanding at December 31,	1,154.7	$16.60	6,329.1	$15.08

	2009
	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1,	3,248.4	$16.95	782.6	$13.90
Granted	636.7	16.84	2,958.3	16.05
Vested	(1,647.7)	16.94	(137.8)	13.90
Forfeited	(50.8)	16.90	(12.3)	18.45

Outstanding at December 31,	2,186.5	$16.92	3,590.7	$15.60

Based upon the value at date of vest, the cumulative fair value of restricted shares that vested in 2011, 2010 and 2009 was $11.0 million, $32.0 million and $29.1 million, respectively, and the cumulative fair value of restricted stock units that vested in 2011, 2010 and 2009 was $27.8 million, $13.4 million and $2.1 million, respectively.

There is $57.1 million of unamortized compensation related to the unvested restricted awards outstanding at December 31, 2011. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.7 years.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Stock Options

The Company’s policy is to grant options for the purchase of shares of Class A Common Stock at not less than market value. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees in their options upon retirement and in certain other circumstances. Options are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon share option exercises by its employees and directors.

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted in 2010 and 2009 was $4.93 and $4.90, respectively. There were no stock options granted in 2011.

The weighted-average assumptions used for stock options granted were as follows:

	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility	40.0%	40.0%
Risk-free interest rate	1.1%	1.5%
Expected life (in years)	3.5	3.5

Compensation expense relating to stock options, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in millions):

	For the year ended December 31,
	2011	2010	2009
Stock option compensation expense	$1.2	$2.7	$2.1

Income tax benefit	$0.5	$1.1	$0.8

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following tables summarize stock option activity and stock options exercisable in 2011, 2010 and 2009 (options in thousands):

	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Life (years)
2011
Outstanding at January 1,	3,739.9	$14.06
Granted at market value	—	—
Exercised	(90.7)	11.02
Forfeited or expired	(820.4)	16.39

Outstanding at December 31,	2,828.8	$13.48	$2.6	4.76

Exercisable at December 31,	2,283.7	$12.90	$2.6	3.96

Available for future grants at December 31, *	9,475.9

2010
Outstanding at January 1,	3,554.0	$13.29
Granted at market value	1,185.1	15.89
Exercised	(590.6)	9.81
Forfeited or expired	(408.6)	18.85

Outstanding at December 31,	3,739.9	$14.06	$5.3	5.97

Exercisable at December 31,	2,573.0	$13.17	$5.3	4.63

Available for future grants at December 31, *	10,910.2

2009
Outstanding at January 1,	4,748.3	$13.32
Granted at market value	210.0	15.78
Exercised	(1,083.4)	10.15
Forfeited or expired	(321.0)	25.96

Outstanding at December 31,	3,554.0	$13.29	$11.1	4.95

Exercisable at December 31,	2,953.4	$12.60	$11.1	4.40

Available for future grants at December 31, *	8,651.3

Totals may not add due to rounding.

*	Represents both options and awards available for grant

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/11	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/11	Weighted- Average Exercise Price
$ 4.57-$ 9.81	513.7	3.12	$8.46	513.7	$8.46
$10.24-$10.24	498.9	2.86	10.24	498.9	10.24
$10.30-$15.75	405.4	2.70	13.27	405.4	13.27
$15.84-$15.84	729.4	8.04	15.84	245.4	15.84
$16.09-$17.97	671.5	5.08	17.19	610.4	17.26
$19.36-$19.36	10.0	5.01	19.36	10.0	19.36

	2,828.8	4.76	$13.48	2,283.7	$12.90

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. The total intrinsic value of options exercised in 2011, 2010 and 2009 was $0.2 million, $2.2 million and $10.0 million, respectively. Cash received from the exercise of stock options in 2011 totaled $1.0 million.

There is $1.3 million of unamortized compensation related to the unvested stock options outstanding at December 31, 2011. The cost of these unvested awards is expected to be recognized over a weighted average life of 1.0 year.

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

For the year ended December 31, 2011	$6.5
For the year ended December 31, 2010	5.8
For the year ended December 31, 2009	5.5

12.    Restructuring, Writedown of assets and lease loss accrual (benefit), net

In the third quarter of 2011, the Company undertook a corporate restructuring designed to lower operating expenses and improve financial performance. This restructuring comprised a reduction in workforce, a significant downsizing of its Hong Kong presence and discontinuing certain other initiatives. The Company recorded a restructuring charge of $28.6 million which affected all segments and comprised the following:

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

As of December 31, 2011 and 2010, there are no material liabilities on the Company’s Consolidated Statements of Financial Condition relating to restructuring charges.

The Writedown of assets and lease loss accrual (benefit), net during 2011, 2010 and 2009 was $3.0 million, $1.0 million and ($9.7 million), respectively. The $3.0 million charge in 2011 was primarily due to lease loss charges related to excess real estate capacity. The $1.0 million charge in 2010 was due to a charge of $0.3 million related to the Company’s decision to discontinue the use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity.

The benefit in 2009 was primarily due to a $13.1 million reversal of a previously recognized lease loss with respect to the Company’s 545 Washington Boulevard office space in Jersey City, N.J. The Company had previously considered a portion of these premises to be excess real estate and had

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The revenues and results of operations of the Discontinued Operations for the years ended December 31, 2011, 2010 and 2009 are summarized as follows (in millions):

	For the year ended December 31,
	2011	2010	2009
Revenues	$0.1	$(0.0)	$3.3

Pre-tax loss from discontinued operations	$(0.2)	$(0.2)	$(52.7)
Income tax (expense) benefit	(0.2)	(0.1)	18.2

Loss from discontinued operations, net of tax	$(0.4)	$(0.4)	$(34.5)

Totals may not add due to rounding.

Assets and liabilities related to discontinued operations which are recorded in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition are presented in the following table (in millions):

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$0.4	$0.8
Deferred compensation and other assets	1.1	2.9

Total assets	$1.5	$3.7

Liabilities:
Accrued compensation expense	$—	$2.5
Accrued expenses and other liabilities	1.0	1.6

Total liabilities	$1.0	$4.1

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

The provision (benefit) for income taxes from continuing operations consists of (in millions):

	For the year ended December 31,
	2011	2010	2009
Current:
U.S. federal	$63.0	$40.0	$73.2
U.S. state and local	5.2	9.3	13.1
Non U.S.	0.8	0.2	0.2

	$69.0	$49.5	$86.5

Deferred:
U.S. federal	$(0.9)	$13.6	$13.3
U.S. state and local	4.2	(1.8)	(4.9)
Non U.S.	(0.8)	(3.3)	(13.7)

	2.5	8.5	(5.3)

Provision for income tax expense	$71.5	$58.0	$81.2

The following table reconciles income tax expense (benefit) from continuing operations at the U.S. federal statutory rate to the Company’s Income tax expense (in millions):

	For the year ended December 31,
	2011	2010	2009
U.S. federal income tax expense at statutory rate	$65.5	$52.5	$81.5
U.S. state and local income tax expense, net of U.S. federal income tax effect	6.0	4.9	5.4

Non U.S.	0.0	0.0	0.2
Nondeductible charges	1.0	1.0	1.2
Recognition of purchased federal net operating losses	0.0	0.0	(5.7)
Other, net	(1.0)	(0.4)	(1.4)

Income tax expense	$71.5	$58.0	$81.2

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2011	2010
Deferred tax assets:
Employee compensation and benefit plans	$33.5	$37.1
Fixed assets and other amortizable assets	13.1	3.9
Lease loss and other reserves	4.6	2.5
Valuation of investments	4.2	4.5
Tax credit and loss carryforwards	33.7	37.3
Less: Valuation allowance on tax credit and loss carryforwards	(8.8)	(9.0)

Total deferred tax assets	80.3	76.3

Deferred tax liabilities:
Employee compensation and benefit plans	0.1	—
Fixed assets and other amortizable assets	28.1	21.3
Valuation of investments	8.1	7.8
Tax credit and loss carryforwards	17.8	17.1

Total deferred tax liabilities	54.1	46.2

Net deferred tax assets	$26.2	$30.1

At December 31, 2011 and 2010, the Company had U.S. federal net operating loss carryforwards, resulting from acquisitions, of $31.3 million and $32.5 million, respectively. The Company recorded a related deferred income tax asset of $11.0 million and $11.4 million as of December 31, 2011 and 2010, and an offsetting valuation allowance of $7.0 million in each year which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. Prior to 2009, the Company had recorded a valuation allowance for substantially all of these loss carryforwards, but reversed a portion of the valuation allowance during 2009 as a component of such loss carryforwards are now expected to be utilized based upon the profitability of the acquired entities. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2019.

At December 31, 2011 and 2010, the Company had, in aggregate, state and local net operating loss carryforwards of $167.8 million and $612.2 million, respectively of which $25.1 million and $25.9 million resulted from acquisitions. The Company recorded a related deferred income tax asset of $2.6 million and $7.5 million as of December 31, 2011 and 2010, respectively, and an offsetting valuation allowance of $1.5 million and $1.6 million which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. Prior to 2009 the Company had recorded a valuation allowance for substantially all of these state loss carryforwards, but reversed a portion of the valuation allowance during 2009 as a portion of such loss carryforwards are now expected to be utilized based upon the current structure and expected profitability of certain of the Company’s subsidiaries. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2012.

At December 31, 2011, the Company had non U.S. net operating loss carryforwards of $63.7 million as compared to $60.0 million in the prior year. The Company recorded a foreign deferred income tax asset of $17.8 million and $17.1 million for these loss carryforwards as of December 31,

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

2011 and 2010, respectively, along with an offsetting U.S. federal deferred tax liability of $17.8 million and $17.1 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non U.S. loss carryforwards. These non U.S. net operating losses may be carried forward indefinitely.

At December 31, 2011, the Company had $2.8 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of December 31, 2011, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2010, and to non U.S. income tax examinations for the tax years of 2006 through 2010. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2010. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of Income from continuing operations before income taxes. Penalties are recorded in Other expenses and interest paid or received is recorded in Interest expense and Interest, net, in the Consolidated Statements of Operations.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 2011, 2010 and 2009 (in millions, except per share data):

	For the year ended December 31,
	2011		2010		2009
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$115.2	91.5	$91.6	90.2	$117.1	89.1
Effect of dilutive stock based awards	—	3.5	—	4.3	—	5.4

Income and shares used in diluted calculations	$115.2	95.0	$91.6	94.4	$117.1	94.5

Basic earnings per share		$1.26		$1.02		$1.31

Diluted earnings per share		$1.21		$0.97		$1.24

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.9 million, 2.3 million and 1.0 million in 2011, 2010 and 2009, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

16.    Significant clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during 2011, 2010 and 2009.

17.    Commitments and contingent liabilities

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company is subject to several of these matters at the present time. Given the inherent difficulty of predicting the outcome of the litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, the Company cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a material judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel that, based on information currently available, the ultimate outcome of these matters will not have a material adverse impact on the business, financial condition or operating results of the Company although they might be material to the operating results for any particular period, depending, in part, upon operating results for that period.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $18.8 million, $18.4 million and $13.5 million in 2011, 2010 and 2009, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. The Company has sublet a portion of its excess office space to third parties.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain of its employees. As of December 31, 2011, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in millions):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Year ending December 31, 2012	$24.2	$1.5	$22.7	$12.2
Year ending December 31, 2013	22.3	1.6	20.8	—
Year ending December 31, 2014	21.1	1.4	19.7	—
Year ending December 31, 2015	20.3	1.3	19.0	—
Year ending December 31, 2016	19.9	1.3	18.5	—
Thereafter through August 31, 2023	97.1	1.6	95.5	—

	$204.9	$8.7	$196.2	$12.2

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of December 31, 2011, the Company has provided a letter of credit for $1.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

The Company has floating rate HECMs which the borrowers have additional borrowing capacity of approximately $185.7 million as of December 31, 2011. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance available on a scheduled payments basis.

During the normal course of business, the Company may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.

The following tables summarize the Company’s futures contract activity (in millions):

Futures Contracts	Statements of Financial Condition Location	Fair Value of asset or (liability) as of December 31,
		2011	2010
Notional Value	Not Applicable	$(20.8)	$(64.6)

Fair Value	Receivable from brokers, dealers and clearing organizations	$0.9	$(0.3)

Futures Contracts	Statements of Operations Location	Loss Recognized for the year ended December 31,
		2011	2010	2009
Unrealized loss	Net trading revenue	$(75.8)	$(63.1)	$(48.9)

18.    Net capital requirements

During the first quarter of 2011, the Company merged all of its domestic broker-dealers into two broker-dealers, KCA and KECS. The Company’s U.S. registered broker-dealers are subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. In 2011, all of the Company’s broker-dealer subsidiaries were in compliance with their capital adequacy requirements.

The following table sets forth the net capital levels and requirements for the following significant U.S. registered broker-dealer subsidiaries at December 31, 2011 as filed in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
KCA	$278.0	$1.0	$277.0
KECS	$116.4	$0.6	$115.8

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company’s foreign registered broker-dealers are subject to certain financial resource requirements of either the FSA or the SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at December 31, 2011 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$124.8	$30.9	$93.9

Urban must maintain minimum net worth and capitalization levels in accordance with various investor and insurer standards. In 2011, Urban was in compliance with the minimum net worth and capitalization requirements of Government National Mortgage Association (“GNMA”) and the Federal Housing Authority (“FHA”), Urban’s primary oversight authorities in this regard.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

20.    Acquisitions

Urban

On July 1, 2010, the Company completed the acquisition of Urban for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earn out based on future performance valued at $4.0 million. Urban achieved its first year performance target as of July 31, 2011 and the seller, therefore, received $1.3 million split evenly between cash and unregistered shares of Knight common stock. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $24.3 million. All of the goodwill from this transaction is expected to be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

Agreed purchase price	$24.0
Adjustment for working capital	4.4

Purchase of business	$28.4

Cash	$4.6
Goodwill	17.8
Intangible assets	6.5
Other assets	6.1
Accrued expenses and other liabilities	(6.5)

Purchase of business	$28.4

Totals may not add due to rounding.

Astor

On October 1, 2010, the Company completed the acquisition of Astor for $18.0 million, comprising $10.8 million in cash and approximately 579,000 shares of unregistered Knight common stock valued at $7.2 million. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $17.8 million. All of the goodwill from this transaction is expected to be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in millions):

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

Agreed purchase price	$22.5

Goodwill	9.1
Intangible assets	13.0
Other assets	0.4

Purchase of business	$22.5

Totals may not add due to rounding.

21.    Business segments

The Company has four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other.

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

The Institutional Sales and Trading segment includes global equity and fixed income sales, reverse mortgage origination and securitization, capital markets and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate transactions predominantly as agent on behalf of institutional clients for equities and fixed income offerings, and the Company commits its capital on behalf of its clients when needed. This is predominantly a full-service business, in which much of the interaction is based on client relationships of the Company’s sales employees. This segment also facilitates client orders through program and block trades and riskless principal trades. The Company provides capital markets services, including equity and debt private placement.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in millions):

	Market Making	Institutional Sales and Trading	Electronic Execution Services	Corporate and Other	Consolidated Total
For the year ended December 31, 2011:
Revenues	$704.5	$511.5	$167.9	$20.6	$1,404.5
Pre-tax earnings(1)	256.1	(44.4)	49.5	(74.1)	187.1
Total assets(3)	2,102.3	3,091.9	280.7	1,676.5	7,151.4

For the year ended December 31, 2010:
Revenues(4)	$549.1	$457.6	$138.2	$4.1	$1,149.1
Pre-tax earnings(2)	209.9	(19.5)	37.4	(77.9)	150.0
Total assets(3)	1,774.5	1,117.9	304.6	1,469.5	4,666.5

For the year ended December 31, 2009:
Revenues	$558.3	$495.6	$102.0	$6.6	$1,162.4
Pre-tax earnings	197.8	64.4	18.4	(47.9)	232.8
Total assets(3)	1,265.4	437.1	289.1	1,008.3	3,000.0

Totals may not add due to roundings.

(1) - Included	in Pre-tax earnings for the year ended December 31, 2011 is a Restructuring charge of $28.6 million which includes $0.5 million for Market Making, $23.9 million for Institutional Sales and Trading, $0.4 million for Electronic Execution Services, and $3.8 million for Corporate and Other.
(2) - Included	in Pre-tax earnings for the year ended December 31, 2010 is a Restructuring charge of $16.7 million which includes $1.6 million for Market Making, $14.3 million for Institutional Sales and Trading, $0.1 million for Electronic Execution Services, and $0.7 million for Corporate and Other.
(3) - Total	assets do not include Assets within discontinued operations of $1.5 million, $3.7 million and $14.0 million at December 31, 2011, 2010 and 2009, respectively.
(4) - Included	in Institutional Sales and Trading revenues for the year ended 2010 are fees of $2.9 million resulting from the Company acting as joint lead manager in its Note offering (see Footnote 9 “Long-Term Debt”). An offsetting elimination was included in Corporate and Other revenues to eliminate this fee for consolidation purposes.

Prior year amounts have been recast to conform with current year segment presentation. Such recast had no effect on previously reported Consolidated Revenues and Pre-tax earnings.

The Company operates in the U.S. and internationally, primarily in Europe and Asia. The following table presents Revenues by geographic area.

	U.S.	International	Consolidated Total
For the year ended December 31, 2011:
Revenues	$1,264.9	$139.6	$1,404.5
For the year ended December 31, 2010:
Revenues	$1,019.7	$129.3	$1,149.1
For the year ended December 31, 2009:
Revenues	$1,052.1	$110.4	$1,162.4

Totals may not add due to roundings.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

22.    Condensed Financial Statements of Knight Capital Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

Statements of Financial Condition

Knight Capital Group, Inc. (parent only)

	December 31,
	2011	2010
	(in thousands)
Assets
Cash and cash equivalents	$233,915	$143,240
Financial instruments owned, at fair value	24,802	41,798
Receivable from subsidiaries	119,172	—
Investments in subsidiaries, equity method	1,454,694	1,429,906
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	216	310
Investments	52,102	35,370
Intangible asset, less accumulated amortization	12,933	14,485
Other assets	66,598	95,944

Total assets	$1,964,432	$1,761,053

Liabilities and Stockholders’ Equity
Liabilities
Financial instruments sold, not yet purchased, at fair value	$17,532	$33,903
Accrued compensation expense	37,451	28,828
Payable to subsidiaries	—	10,150
Accrued expenses and other liabilities	23,086	16,875
Long term debt	424,338	311,060

Total liabilities	502,407	400,816
Total stockholders’ equity	1,462,025	1,360,237

Total liabilities and stockholders’ equity	$1,964,432	$1,761,053

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Statements of Operations

Knight Capital Group, Inc. (parent only)

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Revenues
Corporate management fees	$—	$—	$9,333
Investment income (loss) and other, net	2,259	(9,163)	(3,168)

Total revenues	2,259	(9,163)	6,165

Expenses
Compensation expense	30,105	27,799	34,591
Interest expense	27,908	20,476	3,198
Professional fees	6,605	7,536	6,382
Business development	2,107	2,802	2,175
Other	8,917	8,029	6,263

Total expenses	75,641	66,642	52,609

Loss before income taxes and equity in earnings of subsidiaries	(73,382)	(75,805)	(46,444)
Income tax benefit	(28,808)	(30,342)	(19,507)

Loss before equity in earnings of subsidiaries	(44,574)	(45,463)	(26,937)
Equity in earnings of subsidiaries	159,811	137,101	144,039

Net income	$115,237	$91,638	$117,102

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Statements of Cash Flows

Knight Capital Group, Inc. (parent only)

	For the year ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$115,237	$91,638	$117,102
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Equity in earnings of subsidiaries	(159,811)	(137,101)	(144,039)
Stock-based compensation	6,126	12,099	16,963
Debt discount accretion and other debt related expenses	15,189	11,453	—
Depreciation and amortization	1,652	2,170	178
Unrealized loss on investments	3,433	12,348	8,394
Writedown of assets and lease loss accrual	945	—	—
Decrease (increase) in operating assets
Financial instruments owned, at fair value	626	(4,397)	3,223
Receivable from subsidiaries	(119,172)	—	—
Other assets	29,597	(19,427)	(69,598)
(Decrease) increase in operating liabilities
Payable to subsidiaries	(10,150)	(18,867)	(9,800)
Accrued compensation expense	8,623	(34,147)	5,556
Accrued expenses and other liabilities	5,263	11,507	(22,716)

Net cash used in operating activities	(102,442)	(72,724)	(94,737)

Cash flows from investing activities
Distributions from investments	4,477	37,558	64,303
Purchases of investments	(24,641)	(7,997)	(7,787)
Purchases of fixed assets and leasehold improvements	(7)	(1,035)	(53)
Dividends received from subsidiaries	202,294	118,085	265,180
Capital contributions to subsidiaries	(22,842)	(196,602)	(115,545)

Net cash provided by (used in) investing activities	159,281	(49,991)	206,098

Cash flows from financing activities
Proceeds from term credit agreement	97,838	—	—
Proceeds from issuance of cash convertible notes	—	363,808	—
Repayment of credit facility	—	(140,000)	—
Purchase of call options	—	(73,750)	—
Proceeds from issuance of warrants	—	15,000	—
Stock options exercised	1,000	5,784	11,021
Income tax (provision) benefit related to stock-based compensation	(6,449)	(2,760)	4,374
Cost of common stock repurchased	(58,553)	(60,090)	(33,412)

Net cash provided by (used in) financing activities	33,836	107,992	(18,017)

Increase (decrease) in cash and cash equivalents	90,675	(14,723)	93,344
Cash and cash equivalents at beginning of period	143,240	157,963	64,619

Cash and cash equivalents at end of period	$233,915	143,240	$157,963

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,552	$16,648	$3,198

Cash paid for income taxes	$62,116	$59,384	$87,463

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

B.    Corporate management fees

Corporate management fees allocated by the Parent Company to its subsidiaries were based on direct usage, headcount, or a percentage of net capital depending on the source or nature of the expense in 2009. This overhead allocation was terminated in April 2009 and replaced with direct allocations based on corporate employees time spent on company activities. The net benefits of these allocations are included as a reduction of Employee compensation and benefits on the Statements of Operations.

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

(b) Management’s Report on Internal Control Over Financial Reporting. See report included in Part II Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Knight’s internal control over financial reporting.

Item 9B.	Other Information

PART III—ITEMS 10, 11, 12, 13 and 14

The Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”

(c)    INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
3.1	Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Knight Trading Group, Inc., dated May 12, 2005 (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) for the fiscal year ended December 31, 2008).

3.3	Amended and Restated By-Laws of the Registrant, dated January 18, 2012. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 24, 2012)

4.1*	Indenture, dated as of March 19, 2010, among Knight Capital Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Exhibit 4.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.1*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.2*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.3	Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002).

10.4	Form of Indemnification Contract entered into by members of the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.5*	Amended and Restated 2003 Equity Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.6	U.S. Securities and Exchange Commission Order. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.7	NASD Letter of Acceptance, Waiver and Consent. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.8*	Form of Non-Qualified Stock Option Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.9*	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.10*	Form of Non-Qualified Stock Option Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.11*	Form of Restricted Stock Award Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.12*	2006 Equity Incentive Plan of the Registrant. (Incorporated herein by reference from Exhibit A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 5, 2006).

10.13	Limited Liability Company Agreement of Deephaven Capital Management Holdings LLC among Knight Capital Group, Inc., KFP Holdings I LLC, Deephaven Managing Partners, LLC, Colin Smith, Shailesh Vasundhra and Matthew Nunn, dated February 1, 2008. (Incorporated herein by reference to Exhibit 1.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated February 7, 2008)).

10.14*	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.20 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2007).

10.15*	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.21 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2007).

10.16*	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan and 2006 Equity Incentive Plan, without deferral feature. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2008).

10.17*	Performance Restricted Stock Unit Agreement with Thomas M. Joyce, dated December 31, 2008, under the 2006 Equity Incentive Plan ((Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2008).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.18*	Amended and Employment Letter Agreement, dated as of March 31, 2009, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended March 31, 2009).

10.19*	2009 Executive Incentive Plan of the Registrant. (Incorporated herein by reference from Exhibit A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 2, 2009).

10.20*	Amended and Restated 2009 Inducement Award Plan of the Registrant, effective December 22, 2009 (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) filed with the SEC on February 24, 2010).

10.21*	Form of Restricted Stock Award Agreement under the Amended and Restated 2009 Inducement Award Plan (Incorporated herein by reference to Exhibit 10.26 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) for the fiscal year ended December 31, 2009).

10.22*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2009 Inducement Award Plan (Incorporated herein by reference to Exhibit 10.27 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) for the fiscal year ended December 31, 2009).

10.23	Base Call Option Transaction Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.1(a) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.24	Base Call Option Transaction Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.1(b) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.25	Base Warrants Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.2(a) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.26	Base Warrants Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.2(b) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.27	Amendment to Base Call Option Transaction Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.1(c) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.28	Amendment to Base Call Option Transaction Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.1(d) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.29	Additional Warrants Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.2(c) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.30*	2010 Equity Incentive Plan of the Registrant (Incorporated herein by reference from Exhibit B to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 7, 2010).

10.31*	Separation Agreement with Gary Katcher, dated July 30, 2010 (Incorporated herein by reference to Exhibit 10.5 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2010).

10.32*	Knight Capital Group, Inc. Key Employee Voluntary Deferred Compensation Plan, dated November 12, 2010. (Incorporated herein by reference to Exhibit 10.38 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.33*	Revised Form of Restricted Stock Unit Award Agreement for Annual Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.39 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.34*	Revised Form of Restricted Stock Award Agreement for Annual Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.40 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.35*	Revised Form of Restricted Stock Award Agreement for Sign-On and Retention Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.41 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.36*	Revised Form of Restricted Stock Unit Award Agreement for Sign-On and Retention Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.42 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.37*	Revised Form of Non-Qualified Stock Option Agreement for All Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.43 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.38*	Restricted Stock Unit Agreement with Steven J. Sadoff, dated January 31, 2010, under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.44 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.39*	Separation Agreement with Gregory Voetsch, dated November 7, 2011. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K/A (Commission file number 001-14223), dated November 14, 2011).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS
10.40	Credit Agreement among Knight Capital Group, Inc., as Borrower, The Several Lenders from Time to Time Party Hereto, US Bank National Association as Syndication Agent, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated as of June 29, 2011. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated June 30, 2011).

10.41	Credit Agreement among Knight Execution & Clearing Services LLC and Knight Capital Americas, L.P., as Borrowers, Knight Capital Group, Inc., as Guarantor, The Several Lenders from Time to Time Party Hereto, US Bank National Association as Syndication Agent, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated June 29, 2011. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated June 30, 2011).

10.42**	Updated Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Plan.

10.43**	Updated Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan.

10.44**	Updated Form of Non-Qualified Stock Option Agreement under the 2010 Equity Incentive Plan.

10.45**	Form of Restricted Stock Unit Agreement with Performance Criteria under the 2010 Equity Incentive Plan.

21.1**	Subsidiaries of the Registrant as of December 31, 2011.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following financial statements from Knight Capital Group’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition for the year ended December 31, 2011 and 2010 (ii) Consolidated Statements of Operations for the year ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Equity for the year ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Comprehensive Income for the year ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the year ended December 31, 2011, 2010 and 2009, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.
***	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 29th day of February 2012.

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

Name	Title	Date

/S/ THOMAS M. JOYCE Thomas M. Joyce	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/S/ STEVEN BISGAY Steven Bisgay	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/S/ WILLIAM L. BOLSTER William L. Bolster	Director	February 29, 2012

/S/ JAMES W. LEWIS James W. Lewis	Director	February 29, 2012

/S/ THOMAS C. LOCKBURNER Thomas C. Lockburner	Director	February 29, 2012

/S/ JAMES T. MILDE James T. Milde	Director	February 29, 2012

/S/ CHRISTOPHER C. QUICK Christopher C. Quick	Director	February 29, 2012

/S/ LAURIE M. SHAHON Laurie M. Shahon	Director	February 29, 2012