Form 10-Q
period 2012-03-31
KNIGHT CAPITAL GROUP, INC.
filed 2012-05-10
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 4, 2012 the number of shares outstanding of the Registrant’s Class A Common Stock was 98,210,924 and there were no shares outstanding of the Registrant’s Class B Common Stock.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$182,580	$182,525
Net trading revenue	156,547	151,788
Interest, net	7,138	3,101
Investment income and other, net	2,760	2,360

Total revenues	349,025	339,774

Expenses
Employee compensation and benefits	147,254	148,963
Execution and clearance fees	53,255	53,449
Communications and data processing	22,330	20,723
Payments for order flow	21,688	20,709
Interest	13,458	9,880
Depreciation and amortization	13,313	13,209
Occupancy and equipment rentals	6,519	7,354
Professional fees	5,735	4,354
Business development	5,158	3,711
Writedown of assets and lease loss accrual	-	945
Other	6,315	6,394

Total expenses	295,025	289,691

Income from continuing operations before income taxes	54,000	50,083
Income tax expense	20,894	19,451

Income from continuing operations, net of tax	33,106	30,632
Loss from discontinued operations, net of tax	-	(141)

Net income	$33,106	$30,491

Basic earnings per share from continuing operations	$0.37	$0.33

Diluted earnings per share from continuing operations	$0.36	$0.33

Basic earnings per share	$0.37	$0.33

Diluted earnings per share	$0.36	$0.33

Shares used in computation of basic earnings per share	89,764	91,897

Shares used in computation of diluted earnings per share	92,175	93,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2012	2011
	(In thousands)
Net income	$33,106	$30,491
Other comprehensive income (loss):
Cumulative translation adjustment	325	(295)

Comprehensive income	$33,431	$30,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and cash equivalents	$336,323	$467,633
Financial instruments owned, at fair value, including securities pledged of $3,384,754 at March 31, 2012 and $2,672,709 at December 31, 2011:
Equities	1,863,053	1,416,090
Listed equity options	207,344	280,384
Debt securities	108,276	134,631
Loan inventory	152,377	206,572
Other financial instruments	12,316	21,483
Securitized HECM loan inventory	2,248,164	1,722,631

Total financial instruments owned, at fair value	4,591,530	3,781,791
Collateralized agreements:
Securities borrowed	1,530,579	1,494,647
Receivable from brokers, dealers and clearing organizations	703,697	623,897
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	110,279	111,464
Investments	94,035	83,231
Goodwill	337,843	337,843
Intangible assets, less accumulated amortization	88,990	92,889
Other assets	210,436	159,556

Total assets	$8,003,712	$7,152,951

LIABILITIES & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,461,481	$1,369,750
Listed equity options	206,011	254,506
Debt securities	160,764	63,073
Other financial instruments	13,717	34,563

Total financial instruments sold, not yet purchased, at fair value	1,841,973	1,721,892
Collateralized financings:
Securities loaned	689,725	697,998
Financial instruments sold under agreements to repurchase	560,215	420,320
Other secured financings	43,580	59,405
Liability to GNMA trusts, at fair value	2,230,072	1,710,627

Total collateralized financings	3,523,592	2,888,350
Payable to brokers, dealers and clearing organizations	438,103	322,660
Accrued compensation expense	83,627	188,939
Accrued expenses and other liabilities	192,817	144,747
Long-term debt	427,761	424,338

Total liabilities	6,507,873	5,690,926

Equity
Class A common stock
Shares authorized: 500,000 at March 31, 2012 and at December 31, 2011; Shares issued: 169,952 at March 31, 2012 and 166,362 at December 31, 2011;
Shares outstanding: 98,747 at March 31, 2012 and 96,645 at December 31, 2011	1,700	1,664
Additional paid-in capital	869,915	850,837
Retained earnings	1,466,426	1,433,320
Treasury stock, at cost; 71,205 at March 31, 2012 and 69,717 shares at December 31, 2011	(841,754)	(823,023)
Accumulated other comprehensive loss	(448)	(773)

Total equity	1,495,839	1,462,025

Total liabilities and equity	$8,003,712	$7,152,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$33,106	$30,491
Loss from discontinued operations, net of tax	-	(141)

Income from continuing operations, net of tax	33,106	30,632
Adjustments to reconcile income from continuing operations, net of tax to net cash (used in) provided by operating activities
Stock-based compensation	13,717	15,259
Depreciation and amortization	13,313	13,209
Debt discount accretion and other debt related expenses	4,201	3,578
Writedown of assets and lease loss accrual	-	945
Deferred rent	24	33
Unrealized gain on investments	(1,561)	(2,053)
Operating activities from discontinued operations	-	(182)
(Increase) decrease in operating assets
Financial instruments owned, at fair value	(814,955)	(631,859)
Securities borrowed	(35,932)	(204,855)
Receivable from brokers, dealers and clearing organizations	(79,799)	(300,084)
Other assets	(52,809)	9,002
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	125,298	364,638
Securities loaned	(8,273)	425
Financial instruments sold under agreements to repurchase	139,895	244,767
Other secured financings	(15,825)	(11,438)
Liability to GNMA trusts, at fair value	519,446	-
Payable to brokers and dealers and clearing organizations	115,443	425,353
Accrued compensation expense	(101,008)	(88,985)
Accrued expenses and other liabilities	48,065	148,035

Net cash (used in) provided by operating activities	(97,654)	16,420

Cash flows from investing activities
Distributions from investments	1,440	2,140
Purchases of investments	(9,532)	(14,706)
Purchases of fixed assets and leasehold improvements	(8,179)	(12,349)
Purchase of intangible asset	(50)	-

Net cash used in investing activities	(16,321)	(24,915)

Cash flows from financing activities
Stock options exercised	891	380
Income tax benefit related to stock-based compensation	129	58
Cost of common stock repurchased	(18,680)	(12,308)

Net cash used in financing activities	(17,660)	(11,870)

Effect of exchange rate changes on cash and cash equivalents	325	(295)

Decrease in cash and cash equivalents	(131,310)	(20,660)
Cash and cash equivalents at beginning of period	467,633	375,569

Cash and cash equivalents at end of period	$336,323	$354,909

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,295	$8,880

Cash paid for income taxes	$8,565	$1,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, “Knight” or the “Company”) is a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including broker-dealers, institutions and corporations. The Company seeks to continually apply its expertise and innovation to the market making and trading process to build lasting client relationships through consistent performance and superior client service. The Company has four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other.

Market Making

The Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, the Company commits capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which the Company operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market; the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities; and several European exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, the OTC Pink Markets and the Alternative Investment Market (“AIM”) of the London Stock Exchange. The segment provides trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. The Market Making segment also includes the Company’s option market making business which trades on substantially all domestic electronic exchanges.

Institutional Sales and Trading

The Institutional Sales and Trading segment includes global equity, exchange traded funds (“ETFs”), and fixed income sales; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equities, ETFs and fixed income transactions as an agent on behalf of institutional clients, and commits capital on behalf of clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades and provides capital markets services, including equity and debt private placement.

Electronic Execution Services

The Electronic Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to Market Making, the businesses within this segment generally do not act as a principal to transactions that are executed and generally earn commissions for acting as an agent between the principals to the trade.

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

Discontinued Operations

Discontinued operations comprises costs associated with shutting down the Company’s former Deephaven Capital Management business which was discontinued in 2009.

2.	Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Interim period operating results may not be indicative of the operating results for a full year.

Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported Net income.

The Company consolidates all of its wholly-owned subsidiaries as well as any investment in which it is considered to be the primary beneficiary of a variable interest entity (“VIE”). The Company performs a qualitative assessment to determine if a VIE should be consolidated. As described in more detail below, the primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As of March 31, 2012 and December 31, 2011, the Company was not considered to be a primary beneficiary of any VIE.

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

Market making, sales, trading and execution activities

Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders and home equity conversion mortgages (“HECMs”) loan origination and securitization activities) and related expenses are also recorded on a trade date basis. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. The Company also nets interest income on its securitized HECM loan inventory against interest expense on its liability to Government National Mortgage Association (“GNMA”) trusts. Interest income and interest expense which have been netted on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Interest Income	$31,023	$6,602
Interest Expense	(23,885)	(3,501)

Interest, net	$7,138	$3,101

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Dividend Income	$6,960	$4,607

Dividend Expense	$(5,026)	$(4,753)

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities and options to the Company. Payments for order flow also include fees paid to third party brokers with respect to wholesale loan production at the Company’s reverse mortgage business.

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

Securitization activities

The Company securitizes HECMs under its GNMA issuance authority. Securitization and transfer of financial assets to a third party are generally accounted for as sales when an issuer has relinquished control over the transferred assets. Based upon the current structure of the GNMA securitization program, the Company believes that it has not met the GAAP criteria for relinquishing control over the transferred assets and therefore its securitizations fail to meet the GAAP criteria for sale accounting. As such, the Company continues to recognize the HECMs in Financial instruments owned, at fair value, and the Company recognizes a corresponding liability in Liability to GNMA trusts, at fair value on the Consolidated Statements of Financial Condition. The associated change in fair value of the securitized HECM loan inventory is recorded in Commissions and fees on the Consolidated Statements of Operations.

Collateralized agreements and financings

Collateralized agreements consist of collateralized financings which include securities borrowed and securities loaned, financial instruments sold under agreements to repurchase, liability to GNMA trusts, at fair value and other secured financings.

•

Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the securities settlement process and require the Company to deposit cash or other collateral with the lender. Securities loaned transactions help finance the Company’s securities inventory whereby the Company lends stock to counterparties in exchange for the receipt of cash or other collateral from the borrower. In these transactions, the Company receives or lends cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, with additional collateral obtained or refunded as necessary.

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

•

Other secured financings represent contractual agreements used to finance financial instruments and other assets and are recorded at their contractual amount. These agreements are short-term in nature with durations of typically less than a month and bear interest at negotiated rates. The Company receives cash and pledges financial instruments to banks and other financial institutions as collateral for these secured financing arrangements. The market value of the collateral delivered must be in excess of the principal amount loaned plus the agreed upon margin requirement under the secured financings. The banks and other financial institutions may request additional collateral, if appropriate.

•	Liability to GNMA trusts, at fair value, represents the liability associated with the Company’s securitization of HECMs where the securitization does not meet the GAAP criteria for sale treatment.

The Company’s securities borrowed, securities loaned, financial instruments sold under agreements to repurchase and other secured financings are recorded at amounts that approximate fair value. These items are recorded based upon their contractual terms and are not materially sensitive to shifts in interest rates because they are short-term in nature and are fully collateralized. These items would be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.

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

The Company maintains a non-qualified deferred compensation plan related to certain employees and directors. This plan provides a return to the participants based upon the performance of various investments. In order to hedge its liability under this plan, the Company generally acquires the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

underlying investments and holds such investments until the deferred compensation liabilities are satisfied. Changes in value of such investments are recorded in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.

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

Foreign currency translation and foreign currency forward contracts

The Company’s European subsidiary utilizes the Pound Sterling as its functional currency while the Company’s Hong Kong subsidiary utilizes the Hong Kong dollar as its functional currency. For all other entities, the Company’s functional currency is the U.S. dollar.

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and the Consolidated Statements of Comprehensive Income. Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2012 and 2011, a loss of $0.2 million and a loss of $0.1 million, respectively, were recorded in Investment income and other, net on the Company’s Consolidated Statements of Operations.

The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses the risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The ineffectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.

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

Lease loss accrual

The Company’s policy is to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sub-lease income. In the event the Company is able to sub-lease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that the Company concludes that previously determined excess real estate is needed for the Company’s use, such lease loss accrual is adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Writedown of assets and lease loss accrual on the Consolidated Statements of Operations.

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

The Company is principally involved with VIEs through the following business activities:

•	Mortgage-backed securities (“MBS”) – The Company purchases and sells beneficial interests issued by mortgage-backed VIEs in connection with its trading activities

•	Securitized HECM loan inventory – The Company sells HECM loans to GNMA trusts which have the characteristics of a VIE and retains certain commitments and obligations to these trusts

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The carrying values of the Company’s variable interests in nonconsolidated VIEs are included in the Consolidated Statements of Financial Condition as follows:

•	MBS are included as Debt securities within Financial instruments owned, at fair value

•	Securitized HECM loan inventory VIEs are captured in the valuation of the Securitized HECM loan inventory and the Liability to GNMA trusts, at fair value

The following table presents the Company’s nonconsolidated VIEs at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Securitized HECM loan inventory	MBS
Carrying value of the VIEs
Assets	$-	$54,197
Liabilities	464	-
Maximum exposure to loss in nonconsolidated VIEs
Commitments	14,696	-
Purchased interests	-	54,197

	December 31, 2011
	Securitized HECM loan inventory	MBS
Carrying value of the VIEs
Assets	$-	$16,399
Liabilities	2,299	-
Maximum exposure to loss in nonconsolidated VIEs
Commitments	12,874	-
Purchased interests	-	16,399

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Accounting Standards Updates

In December 2011, the FASB issued an Accounting Standard Update (“ASU”) that requires additional disclosures about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than the change in presentation, the Company has determined that the adoption of this ASU will not have an impact on its Consolidated Financial Statements.

3.	Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,863,053	$-	$-	$1,863,053
Listed equity options	207,344	-	-	207,344
U.S. government obligations	6,897	-	-	6,897
Corporate debt	47,182	-	-	47,182
Mortgage-backed securities	11,534	42,663	-	54,197
Loan inventory	-	152,377	-	152,377
Purchased call options	-	12,316	-	12,316
Securitized HECM loan inventory(2)	-	2,248,164	-	2,248,164

Total Financial instruments owned, at fair value	2,136,010	2,455,520	-	4,591,530
Deferred compensation investments(3)	-	22,225	-	22,225
Investment in Deephaven Funds(3)	-	2,156	-	2,156

Total fair value of financial instrument assets	$2,136,010	$2,479,901	$-	$4,615,911

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,461,481	$-	$-	$1,461,481
Listed equity options	206,011	-	-	206,011
U.S. government obligations	112,740	-	-	112,740
Corporate debt	48,024	-	-	48,024
Embedded conversion derivative	-	12,316	-	12,316
Foreign currency forward contracts	-	1,401	-	1,401

Total Financial instruments sold, not yet purchased, at fair value	1,828,256	13,717	-	1,841,973
Liability to GNMA trusts, at fair value(2)	-	2,230,072	-	2,230,072

Total fair value of financial instrument liabilities	$1,828,256	$2,243,789	$-	$4,072,045

(1)	Equities of $671.0 million have been netted by their respective long and short positions by CUSIP number.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(2)	Represents HECMs that have been securitized into HECM Mortgage Backed Securities (“HMBS”) where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.
(3)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,416,090	$-	$-	$1,416,090
Listed equity options	280,384	-	-	280,384
U.S. government obligations	44,316	-	-	44,316
Corporate debt(2)	73,916	-	-	73,916
Mortgage-backed securities	16,399	-	-	16,399
Loan inventory	-	206,572	-	206,572
Purchased call options	-	17,532	-	17,532
Foreign currency forward contracts	-	3,951	-	3,951
Securitized HECM loan inventory(3)	-	1,722,631	-	1,722,631

Total Financial instruments owned, at fair value	1,831,105	1,950,686	-	3,781,791
Deferred compensation investments(4)	-	20,414	-	20,414
Investment in Deephaven Funds(4)	-	1,319	-	1,319

Total fair value of financial instrument assets	$1,831,105	$1,972,419	$-	$3,803,524

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,369,750	$-	$-	$1,369,750
Listed equity options	254,506	-	-	254,506
U.S. government obligations	10,644	-	-	10,644
Corporate debt(2)	52,429	-	-	52,429
Embedded conversion derivative	-	17,532	-	17,532
Total return swap	-	17,031	-	17,031

Total Financial instruments sold, not yet purchased, at fair value	1,687,329	34,563	-	1,721,892
Liability to GNMA trusts, at fair value(3)	-	1,710,627	-	1,710,627

Total fair value of financial instrument liabilities	$1,687,329	$1,745,190	$-	$3,432,519

(1)	Equities of $400.6 million have been netted by their respective long and short positions by CUSIP number.
(2)	Corporate debt of $0.4 million has been netted by respective long and short positions by CUSIP number.
(3)	Represents HECMs that have been securitized into HMBS where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(4)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from investment in the Deephaven Funds is $1.1 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

The Company’s equities, listed equity options, U.S. government obligations, rated corporate debt, and actively traded mortgage-backed securities will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of March 31, 2012 and December 31, 2011, the Company did not hold any financial instruments that met the definition of Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

As of March 31, 2012 and December 31, 2011, the Company’s loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to its long-term debt (see Footnote 8 “Long-Term Debt”), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.

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

Securitized HECM loan inventory

Securitized HECM loan inventory comprises HECMs that the Company has securitized into HMBS. The Company has recorded the securitized loans in Financial instruments owned, at fair value and a corresponding liability recorded as Liability to GNMA trusts, at fair value, on its Consolidated

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Statements of Financial Condition. As of March 31, 2012 and December 31, 2011 all of the HMBS created by the Company has been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.

Foreign currency forward contracts

At March 31, 2012 and December 31, 2011, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds which is used to hedge the Company’s investment in its European subsidiary. As of March 31, 2012 and December 31, 2011, the Company had a foreign currency forward contract with a notional value of 6.0 million Euros which is used as an economic hedge against a strategic investment that is denominated in Euros. The fair value of the contracts was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

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

Investment in the Deephaven Funds

Investment in the Deephaven Funds represents our residual investment in certain funds that were formerly managed by Deephaven Capital Management. These investments are in liquidation and are valued based upon fair value of the underlying investments within such funds.

Fair value of derivative instruments

The Company enters into derivative transactions, primarily with respect to making markets in listed domestic options. In addition, the Company enters into derivatives to manage foreign currency exposure and related to its long-term debt (see Footnote 8 “Long-Term Debt”). Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows, when applicable.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (in thousands):

Asset Derivatives	Statements of Financial Condition Location	Fair Value as of
		March 31, 2012	December 31, 2011
Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$12,316	$17,532
Listed equity options(1)		207,344	280,384
Foreign currency forward contracts		-	477

		$219,660	$298,393

Derivative instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$-	$3,474

Liability Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$12,316	$17,532
Listed equity options(1)		206,011	254,506
Total return swap(2)		-	17,031
Foreign currency forward contracts		117	-

		$218,444	$289,069

Derivative instruments designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Foreign currency forward contracts		$1,284	$-

(1)	At March 31, 2012, the Company held 1.1 million long and 1.1 million short listed equity option contracts. At December 31, 2011, the Company held 1.3 million long and 1.5 million short listed equity option contracts. The contracts are not subject to collateral requirements and are not netted.
(2)	At December 31, 2011, the total return swap liability was offset by an asset of equal value that was included in Financial Instruments owned, at fair value on the Company’s Consolidated Statements of Financial Condition. This total return swap was liquidated during the first quarter of 2012.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Derivative instruments not designated as hedging instruments:	Financial Statements Location	Gain (Loss) Recognized For the three months ended March 31,
		2012	2011
Purchased call options	Investment income and other, net	$(5,216)	$(8,093)
Listed equity options(1)	Net trading revenue	(15,586)	49
Embedded conversion derivative	Investment income and other, net	5,216	8,093
Total return swap(2)	Investment income and other, net	-	(945)
Foreign currency forward contracts	Investment income and other, net	(203)	-

		$(15,789)	$(896)

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$(3,328)	$(3,560)

(1)	Realized gains and losses on listed equity options relate to the Company’s market making activities in such options. Such market making activities also comprise trading in the underlying equity securities, with gains and losses on such securities generally offsetting the gains and losses reported in this table. Gains and losses on such equity securities are also included in Net trading revenue on the Company’s Consolidated Statements of Operations.
(2)	Loss on the total return swap is offset by an equal gain on the underlying position which is recorded in Investment income and other, net on the Company’s Consolidated Statements of Operations.

4.	Collateralized Transactions

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

The table below presents financial instruments at fair value received as collateral that were permitted to be delivered or repledged and that were delivered or repledged by the Company and in some instances could be further repledged by the receiving counterparty (in thousands):

	March 31, 2012	December 31, 2011
Collateral permitted to be delivered or repledged	$1,367,293	$1,293,173
Collateral that was delivered or repledged	1,289,624	1,226,189
Collateral permitted to be further repledged by the receiving counterparty	160,670	275,912

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company also pledges financial instruments that it owns to counterparties who, in turn, are permitted to deliver or repledge them. The table below presents information about assets pledged by the Company (in thousands):

	March 31, 2012	December 31, 2011
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$2,739,075	$2,121,783

The Company enters into collateralized transactions in order to finance securities positions and loan inventory. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Financial instruments owned and pledged to counterparties that do not have the right to sell or repledge such financial instruments consisted of equity securities and loans. Repurchase agreements and other secured financings are short-term and mature within one year. The table below presents information about assets pledged by the Company (in thousands):

	March 31, 2012	December 31, 2011
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	$645,679	$550,926

5.	Receivable from and Payable to brokers, dealers and clearing organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Receivable:
Clearing organizations and other	$474,525	$553,960
Securities failed to deliver	229,172	69,937

	$703,697	$623,897

Payable:
Clearing organizations and other	$345,262	$306,728
Securities failed to receive	92,841	15,932

	$438,103	$322,660

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6.	Investments

Investments include strategic investments, deferred compensation investments related to employee and director deferred compensation plans and investment in Deephaven Funds. Investments consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Strategic investments:
Investments accounted for under the equity method	$67,866	$59,711
Common stock of companies representing less than 20% equity ownership held at adjusted cost	1,788	1,787

Total Strategic investments	69,654	61,498
Deferred compensation investments	22,225	20,414
Investment in Deephaven Funds	2,156	1,319

Total Investments	$94,035	$83,231

7.	Goodwill and Intangible Assets

Goodwill

Goodwill and intangible assets with an indefinite useful life are tested for impairment annually or when events indicate that the amounts may not be recoverable. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2011, the Company tested for the impairment of goodwill as part of its annual assessment and concluded that there was no impairment at that time. As a result of a corporate restructuring the Company wrote off goodwill of $1.0 million in the Corporate and Other segment during the third quarter of 2011.

No other events occurred in 2012 or 2011 that would indicate that the carrying amounts of the Company’s goodwill may not be recoverable.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes the Company’s Goodwill as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Market Making	$24,727	$24,727
Institutional Sales and Trading	147,736	147,736
Electronic Execution Services	165,380	165,380

Consolidated Total	$337,843	$337,843

Intangible Assets

Intangible assets primarily represent client relationships and are amortized over their estimated remaining useful lives, the majority of which have been determined to range from two to 20 years. The weighted average remaining life of the Company’s intangible assets at both March 31, 2012 and December 31, 2011 is approximately 11 years.

Amortizable intangibles are tested for recoverability on an annual basis and whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the three months ended March 31, 2012 or 2011 that would indicate that the carrying amounts of the Company’s intangible assets may not be recoverable.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following tables summarize the Company’s Intangible assets, net of accumulated amortization as of March 31, 2012 and December 31, 2011 by segment and type (in thousands):

	March 31, 2012	December 31, 2011
Market Making
Trading rights	$24,733	$25,283
Other	50	-

Total	24,783	25,283

Institutional Sales and Trading
Customer and broker relationships	22,654	24,165
Trade names	1,325	1,350
Other	3,527	3,905

Total	27,506	29,420

Electronic Execution Services
Customer and broker relationships	25,782	26,730
Trade names	6,094	6,207
Other	4,825	5,249

Total	36,701	38,186

Consolidated Total	$88,990	$92,889

		March 31, 2012	December 31, 2011
Customer and broker relationships(1)	Gross carrying amount	$93,600	$93,600
	Accumulated amortization	(45,164)	(42,705)

	Net carrying amount	48,436	50,895

Trading Rights(2)	Gross carrying amount	28,520	28,520
	Accumulated amortization	(3,787)	(3,237)

	Net carrying amount	24,733	25,283

Trade names(3)	Gross carrying amount	9,800	9,800
	Accumulated amortization	(2,381)	(2,243)

	Net carrying amount	7,419	7,557

Other(4)	Gross carrying amount	18,811	18,761
	Accumulated amortization	(10,409)	(9,607)

	Net carrying amount	8,402	9,154

Total	Gross carrying amount	150,731	150,681
	Accumulated amortization	(61,741)	(57,792)

	Net carrying amount	$88,990	$92,889

(1)	Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Libertas, Urban and Astor acquisitions. The weighted average remaining life is approximately 10 years as of both March 31, 2012 and December 31, 2011. Lives may be reduced depending upon actual retention rates.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(2)	Trading rights weighted average remaining life is approximately 13 years as of March 31, 2012 and 14 years as of December 31, 2011.
(3)	Trade names weighted average remaining life is approximately 14 years as of both March 31, 2012 and December 31, 2011.
(4)	Other primarily includes technology and non-compete agreements acquired weighted average remaining life is approximately two years as of both March 31, 2012 and December 31, 2011.

The following table summarizes the Company’s amortization expense relating to Intangible assets (in thousands):

	For the three months ended March 31,
	2012	2011
Amortization expense	$3,949	$3,950

As of March 31, 2012, the following table summarizes the Company’s estimated amortization expense for the following future periods (in thousands):

Amortization expense
Nine months ended December 31, 2012	$11,717
For the year ended December 31, 2013	12,880
For the year ended December 31, 2014	10,256
For the year ended December 31, 2015	8,101
For the year ended December 31, 2016	5,341

8.	Long-Term Debt

The Company’s Long-term debt is recorded at amortized cost. The carrying value and fair value of such Long-term debt as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Credit Agreement	$100,000	$100,000	$100,000	$100,000
Convertible Notes	327,761	325,511	324,338	287,505

	$427,761	$425,511	$424,338	$387,505

The carrying value of the Term Credit Agreement approximates fair value as it is not materially sensitive to shifts in interest rates due to its floating interest rate, which also considers changes in the Company’s credit risks and financial condition. The fair value of the Convertible Notes is based upon the value of such debt in the secondary market. The Term Credit Agreement and the Convertible Notes would both be categorized as Level 2 in the fair value hierarchy if they were required to be recorded at fair value.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Term Credit Agreement

The proceeds of the Term Credit Agreement are being used for general corporate purposes. As of March 31, 2012, the Company has borrowed all the funds under the Term Credit Agreement. Borrowings under the Term Credit Agreement bear interest at variable rates as determined at the Company’s election, at LIBOR or a base rate, in each case, plus an applicable margin of (a) for each LIBOR loan, 2.50% or 3.00% per annum or (b) for each base rate loan, 1.50% or 2.00% per annum (in each case, depending on the Company’s leverage ratio). As of March 31, 2012, the interest rate was 2.75% per annum, which is based on the one month LIBOR rate plus 2.50%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014.

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

Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus (a) for each Borrowing Base A Loan, a margin of 1.50% per annum and (b) for Borrowing Base B Loans, a margin of 2.00% per annum. Interest is payable quarterly. As of March 31, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolving Credit Agreement. Any amounts borrowed are repayable on June 27, 2012 which is the expiration date of the Revolving Credit Agreement.

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

Among other restrictions, the Credit Agreements include customary representations, warranties, affirmative and negative covenants related to (a) liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio and a liquidity ratio, as well as requirements for maintaining minimum levels of tangible net worth and regulatory capital, and (c) restrictions on investments, dispositions and other restrictions and events of default customary for financings of these types. As of March 31, 2012, the Company was in compliance with all covenants under the Credit Agreements.

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

The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In connection with the issuance of the Notes, the Company recognized an original issue discount of $73.8 million which is being accreted to interest expense over the term of the Notes, resulting in an effective annual interest rate of the Notes of approximately 7.90%. The Notes, net of unamortized original issue discount are reported as Long-term debt in the Company’s Consolidated Statements of Financial Condition.

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

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are expected generally to reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by the Company upon the cash conversion of the Notes under certain conditions. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and is accounted for as derivative instruments under GAAP. As of March 31, 2012, the fair value of the purchased call options was $12.3 million.

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

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of March 31, 2012, the fair value of the embedded conversion derivative was $12.3 million.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company recorded expenses with respect to the Long-Term Debt as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Interest expense	$7,399	$6,434
Amortization of debt issuance cost(1)	778	425
Commitment Fee(1)	126	-

Total	$8,303	$6,859

(1)	Included in Other expense on the Consolidated Statements of Operations.

9.	Stock-Based Compensation

The Knight Capital Group, Inc. 2010 Equity Incentive Plan (“2010 Plan”) was established to provide long-term incentive compensation to employees and directors of the Company. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, stock appreciation rights, restricted stock and restricted stock units (collectively, the “awards”), as defined by the 2010 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the 2010 Plan also limits the number of awards that may be granted to a single individual. The 2010 Plan replaced prior stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical stock plans. However, the terms and conditions of any outstanding equity grants under the historical stock plans were not affected. As of March 31, 2012, the Company has not issued any stock appreciation rights. In addition, the Company established the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”) (along with the 2010 Plan, the “Stock Plans”) which is used under limited circumstances for equity grants to new hires. The Company did not issue any awards pursuant to the Inducement Plan in the first quarter of 2012 or 2011.

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

Restricted Shares and Restricted Stock Units

Eligible employees and directors may receive restricted shares and/or restricted stock units (collectively “restricted awards”) as a portion of their total compensation. The majority of restricted awards vest ratably over three years. The Company has also issued restricted awards that vest based upon the market price of Knight’s common stock reaching a certain price for a specified period of time, however no such awards were granted in 2012 or 2011. The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company measures compensation cost related to restricted awards based on the fair value of the Company’s common stock at the date of grant. Compensation expense relating to restricted awards, primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which was recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended March 31,
	2012	2011
Stock award compensation expense	$13,425	$14,712

Income tax benefit	$5,370	$5,885

The following table summarizes restricted awards activity during the three months ended March 31, 2012 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2012	307	$16.20	7,716	$14.33
Granted	21	13.09	3,577	13.09
Vested	(107)	15.78	(1,855)	15.31
Forfeited	(4)	15.05	(102)	13.59

Outstanding at March 31, 2012	217	$16.12	9,336	$13.67

There is $85.1 million of unamortized compensation related to unvested restricted awards outstanding at March 31, 2012. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 2.0 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

and the volatility of the Company’s common stock; and (3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. The Company did not grant any options during the three months ended March 31, 2012 or March 31, 2011.

Compensation expense relating to stock options, which was recorded in Employee compensation and benefits, and the corresponding income tax benefit, which was recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Stock option compensation expense	$292	$554

Income tax benefit	$117	$222

The following table summarizes stock options activity during the three months ended March 31, 2012 (shares and units in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2012	2,829	$13.48
Granted at market value	-	-
Exercised	(93)	9.58
Forfeited or expired	(4)	15.84

Outstanding at March 31, 2012	2,732	$13.61

Exercisable at March 31, 2012	2,454	$13.34

Available for future grants at March 31, 2012*	6,821

*	Represents both options and awards available for grant

There is $1.0 million of unrecognized compensation related to unvested stock options outstanding at March 31, 2012. The cost of these unvested awards is expected to be recognized over a weighted average life of 0.8 years.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

10.	Income taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate:

	For the three months ended March 31,
	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	3.5%	3.8%
Nondeductible charges and Other, net	0.2%	0.0%

Actual income tax rate	38.7%	38.8%

At March 31, 2012, the Company had $2.8 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of March 31, 2012, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2010, and to non-U.S. income tax examinations for the tax years 2007 through 2010. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2010. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of Income from continuing operations before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Interest expense and Interest, net, on the Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

11.	Earnings Per Share

Basic earnings per common share (“EPS”) have been calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised and restricted awards were to vest.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012		2011
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$33,106	89,764	$30,491	91,897
Effect of dilutive stock based awards	-	2,411	-	1,771

Income and shares used in diluted calculations	$33,106	92,175	$30,491	93,668

Basic earnings per share		$0.37		$0.33

Diluted earnings per share		$0.36		$0.33

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.7 million and 2.2 million for the three months ended March 31, 2012 and 2011, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

12.	Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three months ended March 31, 2012 or 2011.

13.	Commitments and Contingent Liabilities

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

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense under the office leases was $4.0 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

During the three months ended March 31, 2011, the Company recorded a lease loss accrual of $0.9 million related to excess office space in New York City.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company leases certain computer and other equipment under noncancelable operating leases. As of March 31, 2012, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”) and Sublease Income were as follows (in thousands):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations
Nine months ending December 31, 2012	18,116	1,206	16,910
Year ending December 31, 2013	22,145	1,677	20,468
Year ending December 31, 2014	21,324	1,484	19,840
Year ending December 31, 2015	20,530	1,300	19,230
Year ending December 31, 2016	20,121	1,333	18,788
Thereafter through August 31, 2023	97,205	1,604	95,601

	$199,441	$8,604	$190,837

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of March 31, 2012, the Company has provided a letter of credit for $1.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

The Company has issued floating rate HECMs for which the borrowers have additional borrowing capacity of approximately $306.1 million as of March 31, 2012. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance available on a scheduled payments basis. As the issuer of these HECMs, the Company is under the obligation to fund this capacity upon the borrowers requesting such funds or such scheduled payments coming due, as applicable.

During the normal course of business, the Company may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.

The following tables summarize the Company’s futures contract activity (in thousands):

Futures Contracts	Consolidated Statements of Financial Condition Location	Fair Value of asset or (liability) as of
		March 31, 2012	December 31, 2011
Notional Value	Not Applicable	$(320,682)	$(20,769)

Fair Value	Payable to brokers, dealers and clearing organizations	$554	$895

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Futures Contracts	Consolidated Statements of Operations Location	Loss Recognized For the three months ended March 31,
		2012	2011
Unrealized loss	Net trading revenue	$(7,097)	$(57,419)

14.	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market maker of equities and options, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker-dealers and institutional counterparties primarily located in the United States. The Company self-clears substantially all of its U.S. equity securities transactions. The Company clears a portion of its securities transactions through third party clearing brokers. Foreign transactions are settled pursuant to global custody and clearing agreements with major U.S. banks. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers, broker-dealer and institutional counterparties. The Company’s policy is to monitor the credit standing of counterparties with which it conducts business.

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

The Company currently has no loans outstanding to any former or current executive officer or director.

15.	Business Segments

The Company has four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other.

The Market Making segment principally consists of market making in global equities and listed domestic options. Market Making primarily includes client, and to a lesser extent, non-client electronic market making and cash trading activities in which the Company operates as a market maker in equity securities. Market Making also includes the Company’s option market making business which trades on substantially all domestic electronic exchanges.

The Institutional Sales and Trading segment includes global equity, ETFs, and fixed income sales; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate transactions predominantly as agent on behalf of institutional clients for equities and fixed income offerings, and the Company commits its capital on behalf of its clients when needed. This is predominantly a full-service business, in which much of the interaction is based on the Company’s

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades. The Company provides capital markets services, including equity and debt private placement.

The Electronic Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures.

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

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Institutional Sales and Trading	Electronic Execution Services	Corporate and Other	Consolidated Total
For the three months ended March 31, 2012:
Revenues	$152,165	$142,237	$44,248	$10,375	$349,025
Pre-tax earnings	45,130	14,656	12,265	(18,052)	54,000
Total assets	1,997,244	3,885,034	291,977	1,829,457	8,003,712

For the three months ended March 31, 2011:
Revenues	$167,188	$127,371	$40,333	$4,882	$339,774
Pre-tax earnings	63,368	(7,691)	11,358	(16,952)	50,083
Total assets(1)	1,929,826	1,755,131	260,465	1,833,449	5,778,872

(1)	– Total assets do not include assets within discontinued operations of $3.6 million at March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the U.S. Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” in Part II and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks related to the corporate restructuring in the third quarter of 2011, including the ability to recognize anticipated cost savings, the possibility of unexpected costs or expenditures, and the impact of the restructuring on the Company’s businesses and results of operations, risks associated with changes in market structure, legislative, regulatory or financial reporting rules, risks associated with the Company’s changes to its organizational structure and management and the costs, integration, performance and operation of businesses previously acquired or developed organically, or that may be acquired or developed organically in the future. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should also be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

Executive Overview

We are a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including broker-dealers, institutions and corporations. We seek to continually apply our expertise and innovation to the market making and trading process to build lasting client relationships through consistent performance and superior client service. We also provide capital markets services to corporate issuers and private companies. We have four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other.

•

Market Making – Our Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, we commit capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. Our Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which we operate as a market maker in equity securities quoted and traded on the Nasdaq Stock Market, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE

Arca listed securities and several European exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, the OTC Pink Markets, and the Alternative Investment Market (“AIM”) of the London Stock Exchange. We provide trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. Market Making also includes our option market making business which trades on substantially all domestic electronic exchanges.

•

Institutional Sales and Trading – Our Institutional Sales and Trading segment includes global equity, exchange traded funds (“ETFs”) and fixed income sales; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equities, ETFs, and fixed income transactions as agent on behalf of institutional clients, and we commit capital on behalf of our clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades and provides capital markets services, including equity and debt private placement.

•

Electronic Execution Services – Our Electronic Execution Services segment offers access via our electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to Market Making, we generally do not act as a principal to transactions that are executed within this segment and generally earn commissions for acting as agent between the principals to the trade.

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

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings or loss from our segments and on a consolidated basis (in millions):

	For the three months ended March 31,
	2012	2011(1)
Market Making
Revenues	$152.2	$167.2
Expenses	107.0	103.8

Pre-tax earnings	45.1	63.4

Institutional Sales and Trading
Revenues	142.2	127.4
Expenses	127.6	135.1

Pre-tax earnings (loss)	14.7	(7.7)

Electronic Execution Services
Revenues	44.2	40.3
Expenses	32.0	29.0

Pre-tax earnings	12.3	11.4

Corporate and Other
Revenues	10.4	4.9
Expenses	28.4	21.8

Pre-tax loss	(18.1)	(17.0)

Consolidated
Revenues	349.0	339.8
Expenses	295.0	289.7

Pre-tax earnings	$54.0	$50.1

*	Totals may not add due to rounding.
(1)	– Prior period amounts have been recast to conform with current period segment presentation. Such recast had no effect on previously reported Consolidated Pre-tax earnings.

Consolidated Revenues for the three months ended March 31, 2012 increased $9.3 million, or 2.7%, from the same period a year ago, while Consolidated Expenses increased $5.3 million, or 1.8%. Consolidated Pre-tax earnings for the three months ended March 31, 2012 increased $3.9 million, or 7.8%, from the same period a year ago.

The changes in our Pre-tax earnings (loss) by segment from the three months ended March 31, 2011 are summarized as follows:

•

Market Making – Our Pre-tax earnings from Market Making for the three months ended March 31, 2012 decreased by $18.2 million, or 28.8%, from the comparable period in 2011. The quarter over quarter decrease is primarily due to a decrease in volumes and lower revenues from both our client and non-client quantitative trading models offset, in part, by slightly higher average revenue capture per U.S. equity Market Making dollar value traded.

•

Institutional Sales and Trading – Our Pre-tax gain from Institutional Sales and Trading for the three months ended March 31, 2012 increased by $22.3 million, from a loss in the comparable period in 2011. The quarter over quarter improvement is primarily due to increased earnings from our fixed income business, including our reverse mortgage business, and listed derivatives business and decreases in guaranteed compensation expense in our fixed income business offset, in part, by higher transaction-based expense and lower revenues from our equity sales and capital markets businesses.

•

Electronic Execution Services – Our Pre-tax earnings from Electronic Execution Services for the three months ended March 31, 2012 increased by $0.9 million, or 8.0%, from the comparable period in 2011. The increase is primarily due to higher revenues from increased volumes in our Knight Direct business.

•

Corporate and Other – Our Pre-tax loss from our Corporate and Other segment for the three months ended March 31, 2012 increased by $1.1 million, or 6.5%, from the comparable period in 2011. The increased loss is primarily due to higher interest expense related to our long-term debt and stock loan activity for the three months ended March 31, 2012 offset, in part, by higher interest income from our stock borrow activity.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, including, among other things, market conditions and the resulting volatility, credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our client market making and program trading portfolios; the performance of our non-client principal trading activities; movements of credit spreads; home equity conversion mortgages (“HECMs”) origination and HECM Mortgage Backed Securities (“HMBS”) securitization volumes; the overall size of our balance sheet and capital usage; the performance of our global operations; costs associated with overall business growth; the effectiveness of our self-clearing platform and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; our ability to manage personnel, compensation, overhead and other expenses; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; legislative, legal, regulatory and financial reporting changes; legal, regulatory matters or proceedings; geopolitical risk; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

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

During the quarter ended March 31, 2012, volatility levels across equity markets decreased significantly as compared to the previous quarter, while in the debt markets, credit spreads tightened. Overall, there are still concerns about global stability and growth, inflation and declining asset values.

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

•

Over the past several years exchanges have become far more competitive, and market participants have created alternative trading systems (“ATS”), ECN and other execution venues which compete within the OTC and listed trading venues. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market making firms competing for retail and institutional order flow. Further, many broker-dealers are offering their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

•

Over the past few years, market structure changes, competition, market conditions and a steady increase in electronic trading have resulted in a reduction in institutional commission rates and volumes which may continue in the future. Additionally, many institutional clients allocate commissions to broker-dealers based not only on the quality of executions, but also in exchange for research, or participation in soft dollar and commission recapture programs.

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

•

The SEC is considering proposals relating to self-funding. We expect increases, possibly substantial, in Section 31 fees and fees imposed by other regulators. In addition, DTCC and NSCC are considering proposals which could require substantial increases in clearing margin and collateral requirements.

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

•

Reverse mortgages can be a cost-effective way to help seniors (age 62 and older) meet their financial needs in retirement, by enabling them to tap the equity in their home. Reverse mortgages have been popular with seniors who have equity in their homes and want to supplement their income and enhance their liquidity. This popularity may continue as the Baby Boomer generation enters retirement age. However, there is no guarantee that current volumes or the referenced popularity will continue.

•

In 2011, two of the largest reverse mortgage originators exited the reverse mortgage business. Declining home values and the inability to assess borrowers’ financial health were cited as factors contributing to their respective decisions. In April 2012, the largest reverse mortgage lender announced it was also exiting the reverse mortgage business citing its focus on other business lines.

•

In January 2011, the U.S. Department of Housing and Urban Development (“HUD”) provided loss mitigation guidance for the resolution of HECMs that are delinquent due to, among other things, unpaid property charges (including taxes and homeowners insurance). HUD also discussed what steps lenders could take to get mortgagors back on track (e.g., establishing a repayment plan). HUD noted that foreclosure is and must remain a method of last resort for the resolution of unpaid property charges. It has also been reported that HUD is developing procedures that would allow lenders to assess a prospective borrower’s income and expenses, and possibly require homeowners to set aside money to pay for taxes and homeowners insurance. However, no formal guidelines have yet been published.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from our Market Making, Institutional Sales and Trading and Electronic Execution Services segments.

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, as well as the mark-to-market of securitized HECM loan inventory, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity, fixed income and foreign exchange transaction volumes with institutional clients, changes in commission rates, level of volume based fees from providing liquidity to other trading venues, loan origination and securitization volume and spreads, assets under management and the level of our soft dollar and commission recapture activity.

Trading profits and losses on principal transactions primarily relate to our global market making activities and are included within Net trading revenue. These revenues are primarily affected by changes in the amount and mix of equity trade and share volumes, our revenue capture, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, development of, and enhancement to, our market making models, performance of our non-client trading models, volatility in the marketplace, our mix of broker-dealer and institutional clients, regulatory changes and evolving industry customs and practices.

Interest income, net is earned from our cash held at banks, cash held in trading accounts at third party clearing brokers and from collateralized financing arrangements, such as stock borrowing, carry interest on loans and bonds held, and interest income net of interest expense on securitized HECM loan inventory. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and third party clearing brokers, our level of securities positions in which we are long compared to our securities positions in which we are short, the extent of our collateralized financing arrangements and the level of securitized HECM loan inventory.

Investment income and other, net primarily represents returns on our strategic and deferred compensation investments. Such income or loss is primarily affected by the performance and activity of our strategic investments and changes in value of certain deferred compensation investments.

Expenses

Employee compensation and benefits expense, our largest expense, primarily consists of salaries and wages paid to all employees, profitability-based compensation, which includes compensation paid to sales personnel and incentive compensation paid to all other employees based on our profitability, employee benefits, and changes in value of certain deferred compensation liabilities. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our revenues and business mix, profitability and the number of employees. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of certain transaction-based expenses.

Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities, options and fixed income transactions; transaction fees paid to Nasdaq and other exchanges, clearing organizations and regulatory bodies; execution fees paid to third parties, primarily for executing trades on the NYSE, other exchanges and ECNs; and loan processing fees. Execution and clearance fees primarily fluctuate based on changes in trade and share volume, execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies and loan origination volume.

Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance.

Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and options. Payments for order flow also include fees paid to third party brokers with respect to reverse mortgage wholesale loan production and fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, reverse mortgage loan production and channel mix, our profitability and the mix of market orders, limit orders, and customer mix.

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

Writedown of assets and lease loss accrual consist primarily of costs associated with the writedown of assets and lease losses related to excess office space.

Other expenses include regulatory fees, corporate insurance, employment fees, partial month interest reserves associated with our Government National Mortgage Association (“GNMA”) issuances, and general office expense.

Three Months Ended March 31, 2012 and 2011

Revenues

Market Making

	For the three months ended March 31,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$22.4	$28.8	$(6.4)	-22.4%
Net trading revenue (millions)	127.1	135.6	(8.5)	-6.3%
Interest, net (millions)	3.1	2.7	0.3	11.9%
Investment income and other, net (millions)	(0.4)	0.0	(0.4)	N/M

Total Revenues from Market Making (millions)	$152.2	$167.2	$(15.0)	-9.0%

U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)*	22.0	25.4	(3.4)	-13.3%
Average daily trades (thousands) *	3,345.9	3,443.0	(97.1)	-2.8%
Nasdaq and Listed shares traded (billions)*	47.3	56.5	(9.1)	-16.2%
FINRA OTC Bulletin Board and Other shares traded (billions)*	171.2	320.8	(149.6)	-46.6%
Average revenue capture per U.S. equity dollar value traded (bps) *	1.03	1.01	0.02	2.0%

*	Represents new presentation for U.S. equity Market Making for all periods presented as described more fully in text below.

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Market Making segment, which primarily comprises Net trading revenue from our domestic businesses, decreased 9.0% to $152.2 million for the three months ended March 31, 2012, from $167.2 million for the comparable period in 2011. Revenues for the three months ended March 31, 2012 were negatively impacted by lower volumes and slightly lower volatility, which resulted in a decrease in revenues from both our client and non-client quantitative trading models offset, in part, by slightly higher average revenue capture per U.S. equity dollar value traded.

In the first quarter of 2012, we modified our quarterly revenue capture and monthly equity volume statistics in order to provide data specific to the U.S. equity market making activity within the Market Making segment. Our revenue capture and volume statistics previously also included U.S. institutional sales activity. Average revenue capture per U.S. equity dollar value traded was 1.03 basis points (“bps”) for the first quarter of 2012, up 2.0% from the first quarter of 2011. The primary driver for the slight increase in revenue capture was due in part to growth and enhancements to our trading models and infrastructure. Average revenue capture per U.S. equity market making dollar value traded is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees) (collectively “Domestic U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions. Domestic U.S. Equity Market Making Revenues were $140.1 million and $158.5 million for the three months ended March 31, 2012 and 2011, respectively.

Institutional Sales and Trading

	For the three months ended March 31,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$115.4	$113.6	$1.8	1.5%
Net trading revenue (millions)	29.7	15.6	14.1	90.7%
Interest, net (millions)	(3.3)	(2.4)	(0.9)	-35.8%
Investment income and other, net (millions)	0.4	0.6	(0.1)	-25.6%

Total Revenues from Institutional Sales and Trading (millions)	$142.2	$127.4	$14.9	11.7%

Totals may not add due to rounding.

Total revenues from the Institutional Sales and Trading segment, which primarily comprises Commissions and fees from institutional equities, fixed income sales and reverse mortgage originations, increased 11.7% to $142.2 million for the three months ended March 31, 2012, from $127.4 million for the comparable period in 2011. Revenues were positively impacted by increased revenues from fixed income, reverse mortgage and listed derivatives businesses offset, in part, by lower revenues from our capital markets and equity sales businesses.

Electronic Execution Services

	For the three months ended March 31,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$44.4	$40.4	$4.0	9.9%
Investment income and other, net (millions)	(0.2)	(0.1)	(0.1)	N/M

Total Revenues from Electronic Execution Services (millions)	$44.2	$40.3	$3.9	9.7%

Average daily Knight Direct equity shares (millions)	215.8	165.3	50.5	30.6%
Average daily Hotspot FX notional dollar value traded ($ billions)	55.7	55.1	0.6	1.1%

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Electronic Execution Services segment, which primarily comprises Commissions and fees from agency execution activity, increased 9.7% to $44.2 million for the three months ended March 31, 2012, from $40.3 million for the comparable period in 2011. Revenues were positively impacted by higher volumes from our Knight Direct and Knight BondPoint businesses.

Corporate and Other

	For the three months ended March 31,
	2012	2011	Change	% of Change
Total Revenues from Corporate and Other (millions)	$10.4	$4.9	$5.5	112.5%

Total revenues from the Corporate and Other segment, which primarily represent interest income from our stock borrow activity, gains or losses on strategic investments, and deferred compensation investments related to certain employees and directors, increased 112.5% to $10.4 million for the three months ended March 31, 2012, from $4.9 million for the comparable period in 2011. The primary drivers for the increase in revenues were higher interest income from our stock borrow activity offset, in part, by decrease in gains from our strategic investments.

Expenses

Employee compensation and benefits expense decreased to $147.3 million for the three months ended March 31, 2012 from $149.0 million for the comparable period in 2011. As a percentage of total revenue, Employee compensation and benefits decreased to 42.2% for the three months ended March 31, 2012, from 43.8% for the comparable period in 2011. The decrease on a dollar basis and as a percentage of revenues was primarily due to the mix of our revenues across businesses and a decrease in guaranteed compensation from our Institutional Sales and Trading segment.

The number of full time employees increased to 1,418 at March 31, 2012, from 1,387 at March 31, 2011, primarily due to the growth of our reverse mortgage and market making businesses offset, in part, by a headcount reduction related to our restructuring in the third quarter of 2011. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees decreased slightly to $53.3 million for the three months ended March 31, 2012, from $53.4 million for the comparable period in 2011. As a percentage of total revenue, Execution and clearance fees decreased to 15.3% for the three months ended March 31, 2012, from 15.7% for the comparable period in 2011. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.

Payments for order flow increased 4.7% to $21.7 million for the three months ended March 31, 2012, from $20.7 million for the comparable period in 2011. As a percentage of total revenue, Payments for order flow increased slightly to 6.2% for the three months ended March 31, 2012, from 6.1% for the comparable period in 2011. This expense increased primarily due to the growth of our options market making business. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, reverse mortgage loan production, client and product mix, profitability, and competition.

There was no writedown of assets and lease loss accrual for the three months ended March 31, 2012. Writedown of assets and lease loss accrual of $0.9 million for the three months ended March 31, 2011 related to excess real estate.

All other expenses increased by 11.0%, or $7.2 million, to $72.8 million for the three months ended March 31, 2012 from $65.6 million for the comparable period in 2011. Interest expense increased primarily due to our increased stock lending activity and long-term debt. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Business development expense increased due to increased sales and marketing expenses. Professional fees increased due to higher consulting expenses. Occupancy and equipment rentals expense decreased primarily due to the reduction in occupied spaces. Other expenses decreased due to lower reserves associated with our GNMA issuances and other administrative expenses.

Our effective tax rate from continuing operations of 38.7% and 38.8% for the three months ended March 31, 2012 and 2011, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of March 31, 2012 and December 31, 2011, we had $8.00 billion and $7.15 billion, respectively, in assets, a portion of which consisted of cash or assets readily convertible into cash as follows (in millions):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$336.3	$467.6
Financial instruments owned, at fair value:
Equities	1,863.1	1,416.1
Listed equity options	207.3	280.4
U.S. government obligations	6.9	44.3
Corporate debt	47.2	73.9
Mortgage-backed securities	11.5	16.4
Collateralized agreements:
Securities borrowed	1,530.6	1,494.6
Receivables from brokers, dealers and clearing organizations	703.7	623.9

Total cash and assets readily convertible to cash	$4,706.6	$4,417.3

Substantially all of the amounts disclosed in the table above can be liquidated to cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions.

Financial instruments owned principally consist of equities and listed equity options that trade on the NYSE, NYSE Amex and NYSE Arca markets, Nasdaq and on the OTC Bulletin Board as well as securitized HECM loan inventories.

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

As of March 31, 2012 and December 31, 2011, $1.01 billion and $798.2 million, respectively, of equities have been pledged as collateral to third-parties under financing arrangements.

Other assets primarily represent net deferred tax assets, deposits and other miscellaneous receivables.

Total assets increased $850.8 million, or 11.9%, from $7.15 billion at December 31, 2011 to $8.00 billion at March 31, 2012. The majority of the increase in assets relates to the growth of our financial instruments owned. Financial instruments owned increased by $809.7 million, or 21.4%, from $3.78 billion at December 31, 2011, to $4.59 billion at March 31, 2012, due to the increase in securitized HECM loan inventory, which represents HECM loans that have been securitized into GNMA securities which have been sold to third parties but where the securitization is not accounted for as a sale under current accounting standards. Also contributing to the increase in financial instruments owned are the increases in the size of the securities inventory utilized in our equity market making and ETF activities resulting from expansion of our strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Receivable from brokers, dealers and clearing organizations increased by $79.8 million, from $623.9 million at December 31, 2011 to $703.7 million at March 31, 2012, due to increased deposits at third party clearing organizations as well as timing relating to trade date versus settlement date differences. Securities borrowed increased by $35.9 million, from $1.49 billion at December 31, 2011 to $1.53 billion at March 31, 2012. The growth of our securities borrowed is a by-product of our self-clearing activities.

Total liabilities increased $816.9 million, or 14.4%, from $5.69 billion at December 31, 2011 to $6.51 billion at March 31, 2012. The majority of the increase in liabilities relates to increases in Collateralized financings, Financial instruments sold, not yet purchased and Payable to brokers, dealers and clearing organizations. Collateralized financings increased by $635.2 million, or 22.0%, from $2.89 billion at December 31, 2011, to $3.52 billion at March 31, 2012 primarily due to the increased Liability to GNMA trusts, at fair value associated with the securitization of HECM loans into GNMA securities, where such securitization is not accounted for as a sale, as well as the increased lending activity to facilitate transaction settlements relating to self-clearing and loan origination. Financial instruments sold, not yet purchased increased by $120.1 million, or 7.0%, from $1.72 billion at December 31, 2011, to $1.84 billion at March 31, 2012, primarily due to an increase in the size of the securities inventory utilized in our equity market making and ETF activities and for trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the increase in our long securities position. Payable to brokers, dealers and clearing organizations increased by $115.4 million, from $322.7 million at December 31, 2011 to $438.1 million at March 31, 2012, due to timing relating to trade date versus settlement date differences. Accrued compensation expense decreased from $188.9 million at December 31, 2011 to $83.6 million at March 31, 2012 primarily as a result of the payment of 2011 incentive compensation offset, in part, by the accrual of current period incentive compensation.

Stockholders’ equity increased by $33.8 million, from $1.46 billion at December 31, 2011 to $1.50 billion at March 31, 2012. The increase in stockholders’ equity from December 31, 2011 was primarily a result of earnings and stock-based compensation activity during the three months ended March 31, 2012, offset by our stock repurchase activity.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, our long-term debt and other borrowings. At March 31, 2012, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of $1.07 billion.

We have acquired several businesses over the last few years. In July 2010, we completed the acquisition of Urban Financial Group, Inc. (“Urban”) for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.0 million. Urban achieved its first year performance target as of July 31, 2011. Therefore, the seller received $1.3 million split evenly between cash and unregistered shares of Knight common stock. We expect to fund the purchase price of any future acquisitions with our current cash position or, in some cases, through the issuance of our stock or debt.

Net income was $33.1 million and $30.5 million for the three months ended March 31, 2012 and 2011, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation and amortization. Stock-based compensation was $13.7 million and

$15.3 million for the three months ended March 31, 2012 and 2011, respectively. Depreciation and amortization expense was $13.3 million and $13.2 million for the three months ended March 31, 2012 and 2011, respectively. There were no non-cash writedowns for the three months ended March 31, 2012 or 2011.

Capital expenditures were $8.2 million and $12.3 million during the three months ended March 31, 2012 and 2011, respectively. Purchases of investments were $9.5 million and $14.7 million and distributions from investments were $1.4 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively. There were no payments relating to acquisitions of businesses, trading rights and other items for the three months ended March 31, 2012 and 2011.

In March 2010, we issued Cash Convertible Senior Subordinated Notes (“Notes”) with a face amount of $375.0 million in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the termination and required repayment of the borrowings under our previous $140.0 million credit agreement including accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. For the three months ended March 31, 2012 and 2011, we recognized interest expense related to the Notes of $6.7 million and $6.4 million, respectively.

In June 2011, we entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks. As of March 31, 2012, the Company has borrowed all the funds under the Term Credit Agreement and the interest rate was 2.75% per annum, which is based on the one month LIBOR rate plus 2.50%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014. For the three months ended March 31, 2012, we recognized interest expense related to the Term Credit Agreement of $0.7 million.

In June 2011, we also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement”) with Knight Execution & Clearing Services LLC and Knight Capital Americas, L.P., as borrowers, with the same consortium of banks as the Term Credit Agreement. Borrowings under the Revolving Credit Agreement shall bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus a margin ranging from 1.50% – 2.00% per annum. Interest is payable quarterly. As of March 31, 2012, and December 31, 2011 there were no borrowings under the Revolving Credit Agreement. Any amounts borrowed are repayable on June 27, 2012 which is the expiration date of the Revolving Credit Agreement. We are charged an annual commitment fee of 0.25% on the average daily amount of the unused portion of the Revolving Credit Agreement. For the three months ended March 31, 2012, we recorded $0.1 million in commitment fees. We currently intend to renew our Revolving Credit Agreement when it becomes due.

See Footnote 8 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding the Notes, Term Credit Agreement and Revolving Credit Agreement.

We have an authorized stock repurchase program of $1.00 billion. We repurchase 0.7 million shares for $8.5 million under the stock repurchase program during the first quarter of 2012. Through March 31, 2012, we had repurchased 75.9 million shares for $868.1 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had 98.7 million shares of Class A Common Stock outstanding as of March 31, 2012.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of March 31, 2012, all of our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for the following significant regulated U.S. broker-dealer subsidiaries at March 31, 2012, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas, L.P.	$198.4	$1.0	$197.4
Knight Execution & Clearing Services LLC	119.6	1.2	118.4

Our foreign registered broker-dealers are subject to certain financial resource requirements of either the Financial Services Authority (“FSA”) or the Securities and Futures Commission (“SFC”). The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at March 31, 2012 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$133.1	$45.1	$88.0

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Our loan inventory including securitized HECM loan inventory, foreign currency forward contracts, investment in the Deephaven Funds, deferred compensation investments and certain mortgage-backed securities are also classified within Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of March 31, 2012 and December 31, 2011, we did not hold any financial instruments that met the definition of Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

Securitization activities – We securitize HECMs under our GNMA issuance authority. Securitization and transfer of financial assets are generally accounted for as sales when an issuer has relinquished control over the transferred assets. Based upon the current structure of the GNMA securitization program, we believe that we have not met the GAAP criteria for relinquishing control over the transferred assets and therefore our securitizations fail to meet the GAAP criteria for sale accounting. As such, we continue to recognize the HECMs in Financial instruments owned, at fair value, and we recognize a corresponding liability in Liability to GNMA trusts, at fair value on the Consolidated Statements of Financial Condition.

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

Goodwill

Goodwill of $337.8 million at March 31, 2012 primarily relates to our Institutional Sales and Trading and Electronic Execution Services segments. We test the goodwill in each of our operating segments for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable price-to-book multiples and discounted cash flow analyses) and we derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. We performed our annual test for impairment of goodwill in the second quarter of 2011 and determined that goodwill was not impaired at that time. No events occurred during the three months ended March 31, 2012 that would indicate that our goodwill may not be recoverable.

Intangible Assets

Intangible assets, less accumulated amortization, of $89.0 million at March 31, 2012 are primarily attributable to our Institutional Sales and Trading and Electronic Execution Services segments. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from two to 20 years. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No event occurred during the three months ended March 31, 2012 that would indicate that the carrying amounts of our intangible assets may not be recoverable.

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

Market Making, Sales, Trading and Execution Activities – Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders and HECM loan originations and securitization activities) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. The Company also nets interest income on its securitized HECM loan inventory against interest expense on its liability to GNMA trusts.

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

We estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011, Part II, Item 1 included in this Form 10-Q and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

Accounting Standards Updates

In December 2011, the FASB issued an Accounting Standard Update (“ASU”) that requires additional disclosures about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than the change in presentation, we have determined that the adoption of this ASU will not have an impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to numerous risks in the ordinary course of our business and activities; therefore, effective risk management is critical to our financial soundness and profitability. We have a comprehensive risk management structure and processes to monitor and evaluate the principal risks we assume in conducting our business. Our risk management policies, procedures and methodologies are subject to ongoing review and modification. The principal risks we face are as follows:

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a significantly lesser extent, listed equity options and fixed income products. The fair value of these financial instruments at March 31, 2012 and 2011 was $2.18 billion and $1.87 billion, respectively, in long positions and $1.83 billion and $1.63 billion, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $34.7 million and $23.8 million as of March 31, 2012 and 2011, respectively, due to the offset of gains in short positions against losses in long positions.

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

Disaster recovery plans are in place for critical facilities related to our primary operations and resources and redundancies are built into the systems as deemed reasonably appropriate. We have also established policies, procedures and technologies designed to seek to protect our systems and other assets from unauthorized access.

Liquidity Risk

Liquidity risk is the risk that we would be unable to meet our financial obligations as they arise in both normal and strained funding environments. To that end, we have established a comprehensive and conservative set of policies and procedures that govern the management of liquidity risk for the Company at the corporate level and at the business unit level.

We maintain a liquidity pool consisting primarily of cash and other highly liquid instruments at the corporate level to satisfy intraday and day-to-day funding needs, as well as potential cash needs in a strained funding environment. In addition, we maintain committed and uncommitted credit facilities with a number of unaffiliated financial institutions. In connection with the uncommitted credit facilities, the lender is at no time under any obligation to make any advance under the credit line, and any outstanding loans must be repaid on demand from the lender.

Our liquidity pool comprises the following (in millions):

	March 31, 2012	December 31, 2011
Liquidity pool composition
Cash held at banks	$20.2	$33.3
Money market and other highly liquid investments	246.2	200.6

Total liquidity pool	$266.4	$233.9

Cash and other highly liquid investments held by subsidiary entities	$69.9	$233.7

We regularly perform liquidity risk stress testing based on a scenario that considers both market-wide stresses and a company-specific stress over a two-week period. Given the nature of the Company’s business activity and balance sheet composition, survival over the first one to three days of a severe stress environment are most critical, after which management actions could be effectively implemented to navigate through prolonged periods of financial stress. The modeled cash inflows and outflows from the stress test serve as a quantitative input to assist us in establishing the Company’s liquidity risk appetite and amount of liquid assets to be held at the corporate level. The liquidity stress test considers cash flow risks arising from, but not limited to, a dislocation of the secured funding market, additional unexpected margin requirements, and operational events. Throughout the first quarter of 2012, the Company maintained sufficient liquidity and liquid resources to satisfy the stress test.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that counterparty’s performance obligations will be unenforceable. We are generally subject to extensive regulation in the different jurisdictions in which we conduct our business. We have established procedures based on legal and regulatory requirements that are designed to foster compliance with applicable statutory and regulatory requirements. We have also established procedures that are designed to require that our policies relating to conduct, ethics and business practices are followed.

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

Foreign Currency Risk

Our exposure to foreign currency transaction gains and losses is the result of our foreign subsidiaries having a functional currency other than the U.S. dollar and transacting business in currencies other than the U.S. dollar, primarily the British pound and the Euro. A portion of these risks are hedged, but fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the first quarter of 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012
Common stock repurchases	-		-	$140,488
Employee transactions(2)	743		-

Total	743	$13.04	-

February 1, 2012 – February 29, 2012
Common stock repurchases	500		500	$133,870
Employee transactions(2)	28		-

Total	528	$13.23	500

March 1, 2012 – March 31, 2012
Common stock repurchases	150		150	$131,939
Employee transactions(2)	62		-

Total	212	$12.86	150

Total
Common stock repurchases	650		650
Employee transactions(2)	833		-

Total	1,483	$13.08	650

Totals may not add due to rounding.

(1)	The Company’s Board of Directors previously announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $1.00 billion. The Company may repurchase shares from time to time in the open market, through accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from Knight Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Financial Condition at March 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 10th day of May, 2012.

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)