Form 10-Q
period 2012-06-30
KNIGHT CAPITAL GROUP, INC.
filed 2012-08-09
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 6, 2012 the number of shares outstanding of the Registrant’s Class A Common Stock was 97,814,427 and there were no shares outstanding of the Registrant’s Class B Common Stock.

As of August 6, 2012, the number of shares outstanding of the Registrant’s Series A-1 Cumulative Perpetual Convertible Preferred Stock was 79,600 and Series A-2 Non-Voting Cumulative Perpetual Convertible Preferred Stock was 320,400.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$175,123	$195,514	$357,703	$378,072
Net trading revenue	96,675	125,808	253,222	277,596
Interest, net	5,924	2,306	13,062	5,406
Investment income and other, net	11,532	2,354	14,292	4,684

Total revenues	289,254	325,982	638,279	665,758

Expenses
Employee compensation and benefits	130,878	140,126	278,132	289,090
Execution and clearance fees	53,193	58,737	106,448	112,186
Communications and data processing	24,427	21,691	46,757	42,414
Payments for order flow	20,155	22,337	41,843	43,046
Interest	13,981	9,540	27,439	19,420
Depreciation and amortization	13,476	13,524	26,789	26,733
Occupancy and equipment rentals	6,361	7,146	12,880	14,500
Business development	5,898	7,250	11,057	10,961
Professional fees	5,132	5,514	10,867	9,868
Writedown of assets and lease loss accrual	-	-	-	945
Other	10,397	10,663	16,711	17,057

Total expenses	283,898	296,528	578,923	586,220

Income from continuing operations before income taxes	5,356	29,454	59,356	79,538
Income tax expense	2,065	11,704	22,959	31,155

Income from continuing operations, net of tax	3,291	17,750	36,397	48,383
Loss from discontinued operations, net of tax	-	(178)	-	(319)

Net income	$3,291	$17,572	$36,397	$48,064

Basic earnings per share from continuing operations	$0.04	$0.19	$0.41	$0.52

Diluted earnings per share from continuing operations	$0.04	$0.19	$0.39	$0.51

Basic earnings per share	$0.04	$0.19	$0.41	$0.52

Diluted earnings per share	$0.04	$0.19	$0.39	$0.51

Shares used in computation of basic earnings per share	89,624	92,493	89,685	92,184

Shares used in computation of diluted earnings per share	92,682	94,682	93,167	94,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net Income	$3,291	$17,572	$36,397	$48,064
Other comprehensive income:
Cumulative translation adjustment	(237)	81	88	(214)

Comprehensive income	$3,054	$17,653	$36,485	$47,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$364,798	$467,633
Cash and securities segregated under federal and other regulations	190,391	11,010
Financial instruments owned, at fair value, including securities pledged of $4,269,725 at June 30, 2012 and $2,672,709 at December 31, 2011:
Equities	1,641,451	1,416,090
Debt securities	262,598	134,631
Listed equity options	191,157	280,384
Loan inventory	183,900	206,572
Other financial instruments	11,927	21,483
Securitized HECM loan inventory	2,738,917	1,722,631

Total financial instruments owned, at fair value	5,029,950	3,781,791
Collateralized agreements:
Securities borrowed	1,907,781	1,494,647
Receivable from brokers, dealers and clearing organizations	880,080	623,897
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	107,787	111,464
Investments	101,427	83,231
Goodwill	344,460	337,843
Intangible assets, less accumulated amortization	88,539	92,889
Other assets	179,749	148,546

Total assets	$9,194,962	$7,152,951

LIABILITIES & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,256,365	$1,369,750
Debt securities	237,163	63,073
Listed equity options	178,990	254,506
Other financial instruments	8,000	34,563

Total financial instruments sold, not yet purchased, at fair value	1,680,518	1,721,892
Collateralized financings:
Securities loaned	1,239,168	697,998
Financial instruments sold under agreements to repurchase	550,185	420,320
Other secured financings	96,439	59,405
Liability to GNMA trusts, at fair value	2,717,323	1,710,627

Total collateralized financings	4,603,115	2,888,350
Payable to brokers, dealers and clearing organizations	289,810	322,660
Payable to customers	431,838	23,664
Accrued compensation expense	111,883	188,939
Accrued expenses and other liabilities	174,407	121,083
Long-term debt	406,425	424,338

Total liabilities	7,697,996	5,690,926

Equity
Class A common stock
Shares authorized: 500,000 at June 30, 2012 and at December 31, 2011; Shares issued: 170,088 at June 30, 2012 and 166,361 at December 31, 2011;
Shares outstanding: 97,909 at June 30, 2012 and 96,645 at December 31, 2011	1,701	1,664
Additional paid-in capital	881,331	850,837
Retained earnings	1,469,717	1,433,320
Treasury stock, at cost; 72,179 at June 30, 2012 and 69,717 shares at December 31, 2011	(855,099)	(823,023)
Accumulated other comprehensive loss	(684)	(773)

Total equity	1,496,966	1,462,025

Total liabilities and equity	$9,194,962	$7,152,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$36,397	$48,064
Loss from discontinued operations, net of tax	-	(319)

Income from continuing operations, net of tax	36,397	48,383
Adjustments to reconcile income from continuing operations, net of tax to net cash (used in) provided by operating activities
Stock-based compensation	28,206	28,204
Depreciation and amortization	26,789	26,733
Debt discount accretion and other debt related expenses	8,646	7,379
Writedown of assets and lease loss accrual	-	945
Deferred rent	(277)	148
Unrealized gain on investments	(10,006)	(1,833)
Operating activities from discontinued operations	-	(394)
(Increase) decrease in operating assets
Cash and securities segregated under federal and other regulations	(78,836)	(3,496)
Financial instruments owned, at fair value	(1,257,690)	(1,150,716)
Securities borrowed	(413,134)	(270,430)
Receivable from brokers, dealers and clearing organizations	104,311	(206,981)
Other assets	(9,910)	(37,336)
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(31,842)	607,536
Securities loaned	541,170	94,991
Financial instruments sold under agreements to repurchase	129,865	281,075
Other secured financings	37,035	16,399
Liability to GNMA trusts, at fair value	1,006,696	557,711
Payable to brokers and dealers and clearing organizations	(32,850)	74,871
Payable to customers	(64,023)	4,695
Accrued compensation expense	(74,005)	(57,268)
Accrued expenses and other liabilities	6,084	29,432

Net cash (used in) provided by operating activities	(47,374)	50,048

Cash flows from investing activities
Distributions from investments	3,309	3,689
Purchases of investments	(9,747)	(21,596)
Purchases of fixed assets and leasehold improvements	(15,211)	(22,096)
Purchase of intangible asset	(50)	-
Purchases of business, net of cash acquired	(3,072)	-

Net cash used in investing activities	(24,771)	(40,003)

Cash flows from financing activities
Proceeds from credit facility	-	97,838
Stock options exercised	1,076	644
Income tax benefit related to stock-based compensation	170	64
Cost of common stock repurchased	(32,024)	(13,392)

Net cash (used in) provided by financing activities	(30,778)	85,154

Effect of exchange rate changes on cash and cash equivalents	88	(214)

(Decrease) increase in cash and cash equivalents	(102,835)	94,985
Cash and cash equivalents at beginning of period	467,633	375,569

Cash and cash equivalents at end of period	$364,798	$470,554

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,318	$22,887

Cash paid for income taxes	$44,166	$12,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Organization and Description of the Business

Knight Capital Group, Inc. (collectively with its subsidiaries, “Knight” or the “Company”) is a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including broker-dealers, institutions and corporations. The Company seeks to continually apply its expertise and innovation to the market making and trading process to build lasting client relationships through consistent performance and superior client service. The Company has four operating segments: (i) Market Making; (ii) Institutional Sales and Trading; (iii) Electronic Execution Services; and (iv) Corporate and Other.

Market Making

The Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, the Company commits capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Market Making segment primarily includes client, and to a lesser extent, non-client market making activities in which the Company operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market; the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities; and several European exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, the OTC Pink Markets and the Alternative Investment Market (“AIM”) of the London Stock Exchange. The segment provides trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. The Market Making segment also includes the Company’s option market making business which trades on substantially all domestic electronic exchanges.

Institutional Sales and Trading

The Institutional Sales and Trading segment includes global equity, exchange traded fund (“ETF”), and fixed income sales; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equities, ETFs and fixed income transactions as an agent on behalf of institutional clients, and commit capital on behalf of clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades and provides capital markets services, including equity and debt offerings as well as private placements.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Corporate and Other

The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support the Company’s other segments such as self-clearing services, including securities lending activities. Beginning in the second quarter of 2012, the Corporate and Other segment includes the Company’s Futures Commission Merchant (“FCM”) which comprises certain assets and liabilities that were acquired from the futures division of Penson Financial Services, Inc. (“Penson”) on June 1, 2012. This business provides futures execution, clearing and custody services to facilitate transactions among brokers, institutions and non-clearing FCMs on major U.S. and European futures and options exchanges and also offers risk management and consultation services and operates an electronic futures trading platform for professional traders and individual investors.

Discontinued Operations

Discontinued operations comprise costs associated with shutting down the Company’s former Deephaven Capital Management business which was discontinued in 2009.

2.    Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), should be read in conjunction with the audited Consolidated Financial Statements included in the Current Report on Form 8-K dated August 6, 2012. These unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Interim period operating results may not be indicative of the operating results for a full year.

Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported Net income.

The Company consolidates all of its wholly-owned subsidiaries as well as any investment in which it is considered to be the primary beneficiary of a variable interest entity (“VIE”). The Company performs a qualitative assessment to determine if a VIE should be consolidated. As described in more detail in this footnote, the primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As of June 30, 2012 and December 31, 2011, the Company was not considered to be a primary beneficiary of any VIE.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Cash and securities segregated under federal and other regulations

The Company maintains custody of customer funds and, as a result, it is subject to various regulatory rules and regulations. As a result of these customer holdings, the Company is obligated by the SEC and the Commodities Futures Trading Commission (“CFTC”) to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as cash and securities segregated under federal and other regulations approximate fair value.

Market making, sales, trading and execution activities

Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Net trading revenue (trading gains, net of trading losses) are also recorded on a trade date basis.

Commissions (which includes commission equivalents earned on institutional client orders, commissions on futures transactions and home equity conversion mortgage (“HECM”) loan origination and securitization activities) and related expenses are also recorded on a trade date basis. Commissions earned by the Company’s FCM are recorded net of any commissions paid to independent brokers and are recognized on a half-turn basis.

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

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Interest Income	$33,083	$6,165	$64,001	$12,767
Interest Expense	(27,159)	(3,859)	(50,939)	(7,361)

Interest, net	$5,924	$2,306	$13,062	$5,406

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Dividend Income	$7,311	$5,982	$14,271	$10,589

Dividend Expense	$(7,143)	$(5,505)	$(12,170)	$(10,259)

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

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 4 “Fair Value of Financial Instruments” for a description of valuation methodologies applied to the classes of financial instruments at fair value.

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

Collateralized agreements and financings

Collateralized agreements consist of securities borrowed and collateralized financings include securities loaned, financial instruments sold under agreements to repurchase, other secured financings and liability to GNMA trusts, at fair value.

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

•

Other secured financings represent contractual agreements used to finance financial instruments and are recorded at their contractual amount. These agreements are short-term in nature with durations of typically less than one month and bear interest at negotiated rates. The Company receives cash and pledges financial instruments to banks and other financial institutions as collateral for these secured financing arrangements. The market value of the collateral delivered must be in excess of the principal amount loaned plus the agreed upon margin requirement under the secured financings. The banks and other financial institutions may request additional collateral, if appropriate.

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

Payable to customers

Payable to customers arise primarily from futures transactions and include amounts due on cash and margin transactions. Due to their short-term nature, such amounts approximate fair value.

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

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and Cumulative translation adjustment on the Consolidated Statements of Comprehensive Income. Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended June 30, 2012 and 2011, a gain of $0.9 million and a loss of $0.8 million, respectively, were recorded in Investment income and other, net on the Company’s Consolidated Statements of Operations and a gain of $1.1 million and a loss of $1.0 million were recorded for the six months ended June 30, 2012 and 2011, respectively.

The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The ineffectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.

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

The carrying values of the Company’s variable interests in nonconsolidated VIEs are included in the Consolidated Statements of Financial Condition as follows:

•	MBS are included as Debt securities within Financial instruments owned, at fair value

•	Securitized HECM loan inventory VIEs are captured in the valuation of the Securitized HECM loan inventory and the Liability to GNMA trusts, at fair value

The following table presents the Company’s nonconsolidated VIEs at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Securitized HECM loan inventory	MBS
Carrying value of the VIEs
Assets	$-	$169,406
Liabilities	618	-
Maximum exposure to loss in nonconsolidated VIEs
Commitments	19,015	-
Purchased interests	-	169,406

	December 31, 2011
	Securitized HECM loan inventory	MBS
Carrying value of the VIEs
Assets	$-	$16,399
Liabilities	2,299	-
Maximum exposure to loss in nonconsolidated VIEs
Commitments	12,874	-
Purchased interests	-	16,399

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

3.    Segregated Cash and Securities

Cash and Securities segregated under federal and other regulations primarily relates to the Company’s recently acquired FCM business (see Footnote 16 “Acquisition” for further discussion) consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Segregated cash	$188,091	$11,010
Segregated securities	2,300	-

Total Segregated Cash and Securities	$190,391	$11,010

Segregated securities consist of U.S. government obligations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

4.    Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,641,451	$-	$-	$1,641,451
Listed equity options	191,157	-	-	191,157
U.S. government obligations	9,734	-	-	9,734
Corporate debt(2)	83,458	-	-	83,458
Mortgage-backed securities	112,159	57,247	-	169,406
Loan inventory	-	183,900	-	183,900
Purchased call options	-	8,001	-	8,001
Foreign currency forward contracts	-	3,926	-	3,926
Securitized HECM loan inventory(3)	-	2,738,917	-	2,738,917

Total Financial instruments owned, at fair value	2,037,959	2,991,991	-	5,029,950
Securities segregated under federal and other regulations(4)	2,300	-	-	2,300
Securities on deposit with clearing organizations(4)	183,556	-	-	183,556
Deferred compensation investments(5)	-	20,859	-	20,859
Investment in Deephaven Funds(5)	-	2,154	-	2,154

Total fair value of financial instrument assets	$2,223,815	$3,015,004	$-	$5,238,819

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,256,365	$-	$-	$1,256,365
Listed equity options	178,990	-	-	178,990
U.S. government obligations	148,880	-	-	148,880
Corporate debt(2)	88,282	-	-	88,282
Embedded conversion derivative	-	8,001	-	8,001

Total Financial instruments sold, not yet purchased, at fair value	1,672,517	8,001	-	1,680,518
Liability to GNMA trusts, at fair value(3)	-	2,717,323	-	2,717,323

Total fair value of financial instrument liabilities	$1,672,517	$2,725,324	$-	$4,397,841

(1)	Equities of $713.3 million have been netted by their respective long and short positions by CUSIP number.
(2)	Corporate debt of $0.6 million has been netted by respective long and short positions by CUSIP number.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(3)	Represents HECMs that have been securitized into HECM Mortgage Backed Securities (“HMBS”) where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.
(4)	Securities segregated under federal and other regulations and Securities on deposit with clearing organizations consist of U.S. government obligations.
(5)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,416,090	$-	$-	$1,416,090
Listed equity options	280,384	-	-	280,384
U.S. government obligations	44,316	-	-	44,316
Corporate debt(2)	73,916	-	-	73,916
Mortgage-backed securities	16,399	-	-	16,399
Loan inventory	-	206,572	-	206,572
Purchased call options	-	17,532	-	17,532
Foreign currency forward contracts	-	3,951	-	3,951
Securitized HECM loan inventory(3)	-	1,722,631	-	1,722,631

Total Financial instruments owned, at fair value	1,831,105	1,950,686	-	3,781,791
Deferred compensation investments(4)	-	20,414	-	20,414
Investment in Deephaven Funds(4)	-	1,319	-	1,319

Total fair value of financial instrument assets	$1,831,105	$1,972,419	$-	$3,803,524

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,369,750	$-	$-	$1,369,750
Listed equity options	254,506	-	-	254,506
U.S. government obligations	10,644	-	-	10,644
Corporate debt(2)	52,429	-	-	52,429
Embedded conversion derivative	-	17,532	-	17,532
Total return swap	-	17,031	-	17,031

Total Financial instruments sold, not yet purchased, at fair value	1,687,329	34,563	-	1,721,892
Liability to GNMA trusts, at fair value(3)	-	1,710,627	-	1,710,627

Total fair value of financial instrument liabilities	$1,687,329	$1,745,190	$-	$3,432,519

(1)	Equities of $400.6 million have been netted by their respective long and short positions by CUSIP number.
(2)	Corporate debt of $0.4 million has been netted by respective long and short positions by CUSIP number.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(3)	Represents HECMs that have been securitized into HMBS where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.
(4)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $1.1 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

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

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of June 30, 2012 and December 31, 2011, the Company did not hold any financial instruments that met the definition of Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

As of June 30, 2012 and December 31, 2011, the Company’s loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to its long-term debt (see Footnote 9 “Long-Term Debt”), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Securitized HECM loan inventory

Securitized HECM loan inventory comprises HECMs that the Company has securitized into HMBS. The Company has recorded the securitized loans in Financial instruments owned, at fair value and a corresponding liability recorded as Liability to GNMA trusts, at fair value, on its Consolidated Statements of Financial Condition. As of June 30, 2012 and December 31, 2011 all of the HMBS created by the Company has been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.

Foreign currency forward contracts

At June 30, 2012 and December 31, 2011, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds which is used to hedge the Company’s investment in its European subsidiary. As of June 30, 2012 and December 31, 2011, the Company had a foreign currency forward contract with a notional value of 6.0 million Euros which is used as an economic hedge against a strategic investment that is denominated in Euros. The fair value of these contracts was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

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

Deferred compensation investments

Deferred compensation investments comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees and directors under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.

Investment in the Deephaven Funds

Investment in the Deephaven Funds represents our residual investment in certain funds that were formerly managed by Deephaven Capital Management. These investments are in the process of liquidation and are valued based upon the fair value of the underlying investments within such funds.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Fair value of derivative instruments

The Company enters into derivative transactions, primarily with respect to making markets in listed domestic options. In addition, the Company enters into derivatives to manage foreign currency exposure and related to its long-term debt (see Footnote 9 “Long-Term Debt”). Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows, when applicable.

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (in thousands):

Asset Derivatives	Statements of Financial Condition Location	Fair Value as of
		June 30, 2012	December 31, 2011
Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$8,001	$17,532
Listed equity options(1)		191,157	280,384
Foreign currency forward contracts		234	477

		$199,392	$298,393

Derivative instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$3,692	$3,474

Liability Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$8,001	$17,532
Listed equity options(1)		178,990	254,506
Total return swap(2)		-	17,031

		$186,991	$289,069

(1)	At June 30, 2012, the Company held 1.0 million long and 1.0 million short listed equity option contracts. At December 31, 2011, the Company held 1.3 million long and 1.5 million short listed equity option contracts. These contracts are not subject to collateral requirements and are not netted.
(2)	At December 31, 2011, the total return swap liability was offset by an asset of equal value that was included in Financial Instruments owned, at fair value on the Company’s Consolidated Statements of Financial Condition. This total return swap was liquidated during the first quarter of 2012.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

		Gain (Loss) Recognized For the three months ended June 30,
	Financial Statements Location	2012	2011
Derivative instruments not designated as hedging instruments:
Purchased call options	Investment income and other, net	$(4,315)	$(14,133)
Listed equity options(1)	Net trading revenue	9,784	8,682
Embedded conversion derivative	Investment income and other, net	4,315	14,133
Total return swap(2)	Investment income and other, net	-	(5,825)
Foreign currency forward contracts	Investment income and other, net	400	-

		$10,184	$2,857

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive income (loss)	$2,208	$(125)

		Gain (Loss) Recognized For the six months ended June 30,
	Financial Statements Location	2012	2011
Derivative instruments not designated as hedging instruments:
Purchased call options	Investment income and other, net	$(9,531)	$(22,226)
Listed equity options(1)	Net trading revenue	(5,802)	8,731
Embedded conversion derivative	Investment income and other, net	9,531	22,226
Total return swap(2)	Investment income and other, net	-	(6,770)
Foreign currency forward contracts	Investment income and other, net	197	-

		$(5,605)	$1,961

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$(1,120)	$(3,686)

(1)	Realized gains and losses on listed equity options relate to the Company’s market making activities in such options. Such market making activities also comprise trading in the underlying equity securities, with gains and losses on such securities generally offsetting the gains and losses reported in this table. Gains and losses on such equity securities are also included in Net trading revenue on the Company’s Consolidated Statements of Operations.
(2)	Loss on the total return swap is offset by an equal gain on the underlying position which is recorded in Investment income and other, net on the Company’s Consolidated Statements of Operations.

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

The table below presents financial instruments at fair value received as collateral that were permitted to be delivered or repledged and that were delivered or repledged by the Company and in some instances could be further repledged by the receiving counterparty (in thousands):

	June 30, 2012	December 31, 2011
Collateral permitted to be delivered or repledged	$1,884,877	$1,450,281
Collateral that was delivered or repledged	1,479,916	1,383,298
Collateral permitted to be further repledged by the receiving counterparty	352,432	275,912

In order to finance securities positions and loan inventory, the Company also pledges financial instruments that it owns to counterparties who, in turn, are permitted to deliver or repledge them. Under these transactions, the Company pledges certain financial instruments owned to collateralize repurchase agreements and other secured financings. Repurchase agreements and other secured financings are short-term and mature within one year. Financial instruments owned and pledged to counterparties that do not have the right to sell or repledge such financial instruments consist of equity securities and loans.

The table below presents information about assets pledged by the Company (in thousands):

	June 30, 2012	December 31, 2011
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$3,623,697	$2,121,783
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	646,028	550,926

6.    Receivable from and Payable to brokers, dealers, and clearing organizations

Amounts receivable from and payable to brokers, dealers, and clearing organizations consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Receivable:
Clearing organizations and other	$755,243	$553,960
Securities failed to deliver	124,837	69,937

	$880,080	$623,897

Payable:
Clearing organizations and other	$215,092	$306,728
Securities failed to receive	74,718	15,932

	$289,810	$322,660

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.    Investments

Investments include strategic investments, deferred compensation investments related to employee and director deferred compensation plans and investment in Deephaven Funds. Investments consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Strategic investments:
Investments accounted for under the equity method	$76,626	$59,711
Common stock of companies representing less than 20% equity ownership held at adjusted cost	1,788	1,787

Total Strategic investments	78,414	61,498
Deferred compensation investments	20,859	20,414
Investment in Deephaven Funds	2,154	1,319

Total Investments	$101,427	$83,231

During the second quarter of 2012, the Company became aware that a strategic investee that is accounted for under the equity method of accounting had identified errors in its accounting for income taxes. Specifically, the investee had not correctly accounted for an income tax benefit that resulted from a change in its tax status during 2010. The correction of this error by the investee resulted in an increase in the Company’s equity method investment of $10.0 million. The Company evaluated the impact of recording this investment gain in the relevant prior periods and concluded that such amounts would not have been material, qualitatively or quantitatively, to its previously issued consolidated financial statements for any prior period. The Company also concluded that recording the investment gain in 2012 would not be material to its forecasted results for the year. Accordingly the Company recorded a $10.0 million gain in the second quarter of 2012.

8.    Goodwill and Intangible Assets

Goodwill and intangible assets with an indefinite useful life are tested for impairment annually or when events indicate that the amounts may not be recoverable. As part of the test for impairment, the Company considers the profitability of the respective segment or reporting unit, an assessment of the fair value of the respective segment or reporting unit as well as the overall market value of the Company compared to its net book value. In June 2012 and 2011, the Company tested for the impairment of goodwill as part of its annual assessment and concluded that there was no impairment at that time. As a result of the event described in Footnote 18 “Subsequent Event”, which occurred after June 30, 2012 and therefore does not impact the carrying value of goodwill and intangible assets as of June 30, 2012. The Company will assess the impact of the subsequent event on goodwill and intangible assets in the quarter ending September 30, 2012.

As a result of a corporate restructuring the Company wrote off goodwill of $1.0 million in the Corporate and Other segment during the third quarter of 2011. No other events occurred in 2012 or 2011 that would indicate that the carrying amounts of the Company’s goodwill may not be recoverable.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes the Company’s Goodwill as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Market Making	$24,727	$24,727
Institutional Sales and Trading	147,736	147,736
Electronic Execution Services	165,380	165,380
Corporate and Other(1)	6,617	-

Consolidated Total	$344,460	$337,843

(1)	During the second quarter of 2012, the Company recorded goodwill of $6.6 million as a result of the acquisition of certain assets and liabilities of the former futures division of Penson.

Intangible assets primarily represent client relationships and are amortized over their estimated remaining useful lives, the majority of which have been determined to range from two to 20 years. The weighted average remaining life of the Company’s intangible assets at both June 30, 2012 and December 31, 2011 is approximately 11 years.

Amortizable intangibles are tested for recoverability whenever events indicate that the carrying amounts may not be recoverable. No events occurred during the three and six months ended June 30, 2012 or 2011 that would indicate that the carrying amounts of the Company’s intangible assets may not be recoverable.

The following tables summarize the Company’s Intangible assets, net of accumulated amortization as of June 30, 2012 and December 31, 2011 by segment and type (in thousands):

	June 30, 2012	December 31, 2011
Market Making
Trading rights	$24,182	$25,283
Other	46	-

Total	24,228	25,283

Institutional Sales and Trading
Customer and broker relationships	21,142	24,165
Trade names	1,300	1,350
Other	3,152	3,905

Total	25,594	29,420

Electronic Execution Services
Customer and broker relationships	24,834	26,730
Trade names	5,980	6,207
Other	4,403	5,249

Total	35,217	38,186

Corporate and Other
Customer and broker relationships(1)	3,500	-

Total	3,500	-

Consolidated Total	$88,539	$92,889

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1)	During the second quarter of 2012, the Company recorded intangible assets of $3.5 million as a result of the acquisition of certain assets and liabilities of the former futures division of Penson.

		June 30, 2012	December 31, 2011
Customer and broker relationships(1)	Gross carrying amount	$97,100	$93,600
	Accumulated amortization	(47,624)	(42,705)

	Net carrying amount	49,476	50,895

Trading Rights(2)	Gross carrying amount	28,520	28,520
	Accumulated amortization	(4,338)	(3,237)

	Net carrying amount	24,182	25,283

Trade names(3)	Gross carrying amount	9,800	9,800
	Accumulated amortization	(2,520)	(2,243)

	Net carrying amount	7,280	7,557

Other(4)	Gross carrying amount	18,761	18,761
	Accumulated amortization	(11,160)	(9,607)

	Net carrying amount	7,601	9,154

Total	Gross carrying amount	154,181	150,681
	Accumulated amortization	(65,642)	(57,792)

	Net carrying amount	$88,539	$92,889

(1)	Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Libertas, Urban and Astor acquisitions. The weighted average remaining life is approximately 11 years as of June 30, 2012 and 10 years as of December 31, 2011. Lives may be reduced depending upon actual retention rates.
(2)	Trading rights weighted average remaining life is approximately 13 years as of June 30, 2012 and 14 years as of December 31, 2011.
(3)	Trade names weighted average remaining life is approximately 14 years as of both June 30, 2012 and December 31, 2011.
(4)	Other primarily includes technology and non-compete agreements acquired weighted average remaining life is approximately two years as of both June 30, 2012 and December 31, 2011.

The following table summarizes the Company’s amortization expense relating to Intangible assets (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Amortization expense	$3,952	$3,950	$7,900	$7,900

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

As of June 30, 2012, the following table summarizes the Company’s estimated amortization expense for the following future periods (in thousands):

Amortization expense
Six months ended December 31, 2012	$7,864
For the year ended December 31, 2013	13,074
For the year ended December 31, 2014	10,450
For the year ended December 31, 2015	8,295
For the year ended December 31, 2016	5,536

9.    Long-Term Debt

The Company’s Long-term debt is recorded at amortized cost. The carrying value and fair value of such Long-term debt as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Credit Agreement	$100,000	$100,000	$100,000	$100,000
Convertible Notes	331,425	316,894	324,338	287,505

Total	431,425	416,894	424,338	387,505
Less: Current portion recorded in
Accrued expenses and other liabilities	25,000	25,000	-	-

Total Long-Term Debt	$406,425	$391,894	$424,338	$387,505

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

Credit Agreements

On June 29, 2011, the Company, as borrower, entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks. The Company, as guarantor, also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the Term Credit Agreement, the “Credit Agreements”) with the same consortium of banks with Knight Execution & Clearing Services LLC (“KECS”) and Knight Capital Americas, L.P., wholly-owned subsidiaries of the Company, as borrowers. The Revolving Credit Agreement was renewed with substantially the same consortium of banks on substantially the same terms and conditions on June 27, 2012 and will expire on June 26, 2013. As a result of the consolidation of Knight Capital Americas, L.P. into KECS as of June 30, 2012, and the subsequent renaming of KECS to Knight Capital Americas LLC (“KCA”), KCA is now the sole borrower under the Revolving Credit Agreement.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Term Credit Agreement

The proceeds of the Term Credit Agreement are being used for general corporate purposes. As of June 30, 2012, the Company has borrowed all the funds under the Term Credit Agreement. Borrowings under the Term Credit Agreement bear interest at variable rates as determined at the Company’s election, at LIBOR or a base rate, in each case, plus an applicable margin of (a) for each LIBOR loan, 2.50% or 3.00% per annum or (b) for each base rate loan, 1.50% or 2.00% per annum (in each case, depending on the Company’s leverage ratio). As of June 30, 2012, the interest rate was 2.75% per annum, which is based on the one month LIBOR rate plus 2.50%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014.

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

Revolving Credit Agreement

The Revolving Credit Agreement comprises two classes of loans: Borrowing Base A and Borrowing Base B. The proceeds of the Borrowing Base A Loans are available to KCA and may be used to meet the short-term liquidity needs of KCA arising in the ordinary course of clearing and settlement activity. The proceeds of the Borrowing Base B Loans can only be used to fund National Securities Clearing Corporation (“NSCC”) margin deposits.

Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus (a) for each Borrowing Base A Loan, a margin of 1.50% per annum and (b) for Borrowing Base B Loans, a margin of 2.00% per annum. Interest is payable quarterly. As of June 30, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolving Credit Agreement.

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

Among other restrictions, the Credit Agreements include customary representations, warranties, affirmative and negative covenants related to (a) liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio and a liquidity ratio, as well as requirements for maintaining minimum levels of tangible net worth and regulatory capital, and (c) restrictions on investments, dispositions and other restrictions and events of default customary for financings of these types. As of June 30, 2012, the Company was in compliance with all covenants under the Credit Agreements.

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

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are expected generally to reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by the Company upon the cash conversion of the Notes under certain conditions. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and is accounted for as derivative instruments under GAAP. As of June 30, 2012, the fair value of the purchased call options was $8.0 million.

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

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of June 30, 2012, the fair value of the embedded conversion derivative was $8.0 million.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company recorded expenses with respect to the Long-Term Debt as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Interest expense	$7,647	$6,656	$15,045	$13,070
Amortization of debt issuance cost(1)	781	425	1,559	850
Commitment fee(1)	150	-	276	-

Total	$8,578	$7,081	$16,880	$13,920

(1)	Included in Other expense on the Consolidated Statements of Operations.

10.    Stock-Based Compensation

The Knight Capital Group, Inc. 2010 Equity Incentive Plan (“2010 Plan”) was established to provide long-term incentive compensation to employees and directors of the Company. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, stock appreciation rights, restricted stock and restricted stock units (collectively, the “awards”), as defined by the 2010 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the 2010 Plan also limits the number of awards that may be granted to a single individual. The 2010 Plan replaced prior stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical stock plans. However, the terms and conditions of any outstanding equity grants under the historical stock plans were not affected. As of June 30, 2012, the Company has not issued any stock appreciation rights. In addition, the Company established the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”) (along with the 2010 Plan, the “Stock Plans”) which is used under limited circumstances for equity grants to new hires. The Company did not issue any awards pursuant to the Inducement Plan in 2012 or 2011.

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

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Stock award compensation expense	$14,287	$12,754	$27,712	$27,459

Income tax benefit	$5,601	$5,000	$10,863	$10,764

The following table summarizes restricted awards activity during the six months ended June 30, 2012 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2012	307	$16.20	7,716	$14.33
Granted	21	13.09	3,816	13.01
Vested	(219)	16.34	(2,004)	15.28
Forfeited	(6)	15.66	(226)	13.11

Outstanding at June 30, 2012	104	$15.31	9,302	$13.74

There is $73.5 million of unamortized compensation related to unvested restricted awards outstanding at June 30, 2012. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 1.8 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

and the volatility of the Company’s common stock; and (3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. The Company did not grant any options during the six months ended June 30, 2012 or 2011.

Compensation expense relating to stock options, which was recorded in Employee compensation and benefits, and the corresponding income tax benefit, which was recorded in Income tax expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Stock option compensation expense	$201	$190	$494	$744

Income tax benefit	$79	$75	$193	$292

The following table summarizes stock option activity during the six months ended June 30, 2012 (shares and units in thousands):

Stock Option Activity (in thousands)	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2012	2,829	$13.48
Granted at market value	-	-
Exercised	(116)	9.27
Forfeited or expired	(39)	16.48

Outstanding at June 30, 2012	2,674	$13.62

Exercisable at June 30, 2012	2,404	$13.36

Available for future grants at June 30, 2012*	6,844

*	Represents both options and awards available for grant

There is $0.7 million of unrecognized compensation related to unvested stock options outstanding at June 30, 2012. The cost of these unvested awards is expected to be recognized over a weighted average life of 0.6 years.

11.    Income taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	3.6%	4.3%	3.6%	4.0%
Nondeductible charges and other, net	0.0%	0.4%	0.1%	0.2%

Actual income tax rate	38.6%	39.7%	38.7%	39.2%

At June 30, 2012, the Company had $2.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of June 30, 2012, the Company is subject to U.S. Federal income tax examinations for the tax years 2006 through 2010, and to non-U.S. income tax examinations for the tax years 2007 through 2010. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2010. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,
	2012		2011
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$3,291	89,624	$17,572	92,493
Effect of dilutive stock based awards	-	3,058	-	2,189

Income and shares used in diluted calculations	$3,291	92,682	$17,572	94,682

Basic earnings per share		$0.04		$0.19

Diluted earnings per share		$0.04		$0.19

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the six months ended June 30,
	2012		2011
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income and shares used in basic calculations	$36,397	89,685	$48,064	92,184
Effect of dilutive stock based awards	-	3,482	-	2,700

Income and shares used in diluted calculations	$36,397	93,167	$48,064	94,884

Basic earnings per share		$0.41		$0.52

Diluted earnings per share		$0.39		$0.51

The above calculations exclude options that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 1.7 million and 1.9 million for the three months ended June 30, 2012 and 2011, respectively, and 1.7 million and 2.0 million for the six months ended June 30, 2012 and 2011, respectively.

13.    Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three months ended June 30, 2012 or 2011.

14.    Commitments and Contingencies

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

On July 18, 2012, the Company announced pre-tax trading losses of $35.4 million related to the Facebook IPO. On July 21, 2012, NASDAQ announced that it would file a proposed voluntary accommodation program (the “Accommodation Program”) with the SEC which, among other things, creates a fund for voluntary accommodations for qualifying NASDAQ members disadvantaged by problems that arose during the Facebook IPO. The Accommodation Program, which was published in the Federal Register by the SEC on August 1, 2012, will be subject to a 21 day public comment period and thereafter approval by the SEC. Under the proposed Accommodation Program, the Company

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

would be entitled to submit claims, within seven days of formal approval by the SEC, in accordance with the parameters set forth in the Accommodation Plan. The claims would be processed and evaluated by the Financial Industry Regulatory Authority (“FINRA”) applying the accommodation standards set forth in the Accommodation Program. Under the Accommodation Program as proposed by NASDAQ, the Company would recover a portion of its pre-tax trading losses. The Company is evaluating the Accommodation Program as well as its other options, and plans to submit a comment letter to the SEC. There can be no assurance that the Accommodation Program will be approved by the SEC or that the terms of the Accommodation Program will not change from those proposed. As previously disclosed, there are no assurances that the Company will be able to recover its pre-tax trading losses relating to the Facebook IPO.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense under the office leases was $3.9 million and $4.8 million for the three months ended June 30, 2012 and 2011, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the six months ended June 30, 2012 and 2011, rental expense under the office leases was $8.1 million and $9.8 million, respectively.

During the first quarter of 2011, the Company recorded a lease loss accrual of $0.9 million related to excess office space in New York City.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain employees. As of June 30, 2012, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in thousands):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Six months ending December 31, 2012	$12.4	$1.0	$11.4	$-
Year ending December 31, 2013	23.3	2.2	21.1	5.5
Year ending December 31, 2014	22.4	2.0	20.4	-
Year ending December 31, 2015	21.6	1.8	19.8	-
Year ending December 31, 2016	21.2	1.9	19.3	-
Thereafter through August 31, 2023	99.7	2.8	96.9	-

	$200.6	$11.7	$188.8	$5.5

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. As of June 30, 2012, the Company has provided a letter of credit for $1.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company has issued floating rate HECMs for which the borrowers have additional borrowing capacity of approximately $301.6 million as of June 30, 2012. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance available on a scheduled payments basis. As the issuer of these HECMs, the Company is under the obligation to fund this capacity upon the borrowers requesting such funds or such scheduled payments coming due, as applicable.

During the normal course of business, our Market Making and Institutional Sales and Trading segments may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.

The following tables summarize the Company’s futures contract activity (in thousands):

		Fair Value of asset or (liability) as of
Futures Contracts	Consolidated Statements of Financial Condition Location	June 30, 2012	December 31, 2011
Notional Value	Not Applicable	$(31,228)	$(20,769)

Fair Value	(Payable) Receivable to brokers, dealers and clearing organizations	$(3,550)	$895

Futures Contracts	Consolidated Statements of Operations Location	Gain Recognized For the three months ended June 30,
		2012	2011
Unrealized Gain	Net trading revenue	$13,194	$18,462

Futures Contracts	Consolidated Statements of Operations Location	Gain (Loss) Recognized For the six months ended June 30,
		2012	2011
Unrealized Gain (Loss)	Net trading revenue	$6,097	$(38,965)

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

Upon the acquisition of the futures business of Penson in June 2012, the Company began providing execution, clearing and custody services in futures contracts and options on futures contracts to facilitate customer transactions on major U.S. and European futures and options exchanges.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Customer activities may expose the Company to off-balance sheet risk in the event the customer is unable to fulfill its contracted obligation as the Company guarantees the performance of its customers to the respective clearing houses or other brokers, In accordance with regulatory requirements and market practice, the Company requires its customers to meet, at a minimum, the margin requirements established by each of the exchanges at which contracts are traded. Margin is a good faith deposit from the customer that reduces risk to the Company of failure by the customer to fulfill obligations under these contracts. The Company establishes customer credit limits and monitors required margin levels daily and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. Further, the Company seeks to reduce credit risk by entering into netting agreements with customers, which permit receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits and collateral held at June 30, 2012 were adequate to minimize the risk of material loss that could be created by positions held at that time.

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

16.    Acquisition

Penson Futures

On June 1, 2012, the Company completed the acquisition of certain assets and liabilities of Penson Futures, the futures division of Penson for $5.0 million in cash and a potential earn-out based on future performance valued at $7.9 million. Goodwill and intangible assets recognized upon the closing transaction amounted to $10.1 million. All of the goodwill from this transaction is expected to be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash	$5,000
Fair value of earn-out	7,900

Recorded purchase price	$12,900

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Cash	$1,928
Segregated cash and securities	100,545
Receivable from brokers, dealers and clearing organizations	360,494
Goodwill	6,617
Intangible assets	3,500
Other assets	24,604
Payable to customers	(472,197)
Accrued expenses and other liabilities	(12,591)

Purchase of business	$12,900

Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

17.    Business Segments

The Company has four operating segments: (i) Market Making; (ii) Institutional Sales and Trading; (iii) Electronic Execution Services; and (iv) Corporate and Other.

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

The Institutional Sales and Trading segment includes global equity, ETFs, and fixed income sales; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate transactions predominantly as agent on behalf of institutional clients for equities and fixed income offerings, and the Company commits its capital on behalf of its clients when needed. This is predominantly a full-service business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades, and provides capital markets services, including equity and debt offerings as well as private placements.

The Electronic Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures.

The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and other expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support Knight’s other segments such as self-clearing services, including securities lending, and other support and overhead. This segment also provides futures execution, clearing and custody services to facilitate transactions among brokers, institutions and non-clearing FCMs.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Institutional Sales and Trading	Electronic Execution Services	Corporate and Other	Consolidated Total
For the three months ended June 30, 2012:
Revenues(1)	$113,491	$109,698	$43,260	$22,805	$289,254
Pre-tax earnings	5,934	(7,488)	11,349	(4,439)	5,356
Total assets	1,773,261	4,336,929	297,205	2,787,567	9,194,962

For the three months ended June 30, 2011:(3)
Revenues	$145,038	$134,885	$41,926	$4,133	$325,982
Pre-tax earnings	39,173	(3,968)	11,812	(17,562)	29,454
Total assets(2)	2,093,892	2,162,993	261,226	1,906,517	6,424,628

For the six months ended June 30, 2012:
Revenues(1)	$265,655	$251,936	$87,508	$33,180	$638,279
Pre-tax earnings	51,064	7,168	23,615	(22,491)	59,356
Total assets	1,773,261	4,336,929	297,205	2,787,567	9,194,962

For the six months ended June 30, 2011:(3)
Revenues	$312,227	$262,257	$82,259	$9,015	$665,758
Pre-tax earnings	102,541	(11,659)	23,170	(34,514)	79,538
Total assets(2)	2,093,892	2,162,993	261,226	1,906,517	6,424,628

(1)	Included in revenues for the three and six months ended June 30, 2012 is a Facebook IPO trading loss of $35.4 million which includes $26.0 million for Market Making and $9.4 million for Institutional Sales and Trading.
(2)	Total assets do not include assets within discontinued operations of $2.6 million at June 30, 2011.
(3)	Prior period amounts have been recast to conform with current period presentation. Such recast had no effect on previously reported Consolidated Pre-tax earnings.

18.    Subsequent Event

The Company experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation that day of trading software and resulted in the Company sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from the Company’s systems and clients were not negatively affected by the erroneous orders, it resulted in the Company realizing a pre-tax loss of approximately $440.0 million. This event severely impacted the Company’s capital base and business operations, and the Company experienced reduced order flow, liquidity pressures and harm to customer and counterparty confidence. As a result, there was substantial doubt about the Company’s ability to continue as a going concern. Following the event of August 1, 2012, the Company has begun an internal review into such event and associated controls.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

In light of this event, on August 6, 2012 the Company, after evaluating and pursuing various strategic alternatives, sold 400,000 shares of convertible preferred stock in private placements to investors in exchange for aggregate cash consideration of $400.0 million. The preferred stock consisted of 79,600 shares of Series A-1 preferred stock and 320,400 shares of Series A-2 preferred stock. The Series A-1 preferred stock and Series A-2 preferred stock are convertible into approximately 266.7 million shares of Class A common stock, or approximately 73% of the total number of shares of Class A common stock outstanding as of August 3, 2012, assuming the conversion in full of the preferred stock into Class A common stock.

Although the Company’s capital base was severely impacted as a result of the event, the Company’s regulated broker-dealer subsidiaries remained in full compliance with their net capital requirements at all times. In addition, the Company remains in good standing with The Depository Trust & Clearing Corporation’s depository and clearing subsidiaries as well as the OCC. As of the close of business on August 6, 2012, Knight Capital Americas LLC, the Company’s domestic broker-dealer subsidiary, had excess net capital greater than $300.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our Consolidated Financial Statements and notes included in Current Report on Form 8-K dated August 6, 2012 as filed with the U.S. Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K for the year ended December 31, 2011 and herein. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and “Risk Factors” in Part II and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the August 1, 2012 technology issue that resulted in the Company sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to the Company’s capital structure and business as well as actions taken in response thereto and consequences thereof, risks associated with the Company’s ability to recover all or a portion of the damages that are attributable to the manner in which NASDAQ OMX handled the Facebook IPO, risks associated with changes in market structure, legislative, regulatory or financial reporting rules, risks associated with the Company’s changes to its organizational structure and management and the costs, integration, performance and operation of businesses previously acquired or developed organically, or that may be acquired or developed organically in the future. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should also be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

Executive Overview

We are a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including broker-dealers, institutions and corporations. We seek to continually apply our expertise and innovation to the market making and trading process to build lasting client relationships through consistent performance and superior client service. We also provide capital markets services to corporate issuers and private companies. We have four operating segments: (i) Market Making; (ii) Institutional Sales and Trading; (iii) Electronic Execution Services; and (iv) Corporate and Other.

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

•

Institutional Sales and Trading – Our Institutional Sales and Trading segment includes global equity, exchange traded fund (“ETF”) and fixed income sales; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equities, ETFs, and fixed income transactions as agent on behalf of institutional clients, and we commit capital on behalf of our clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades and provides capital markets services, including equity and debt private placement.

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

•

Corporate and Other – Our Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support our other segments such as self-clearing services, including securities lending activities. Beginning in the second quarter of 2012, our Corporate and Other segment includes our futures commission merchant (“FCM”) which comprises certain assets and liabilities which we acquired from the futures division of Penson Financial Services, Inc. on June 1, 2012. This business provides futures execution, clearing and custody services to facilitate transactions among brokers, institutions and non-clearing FCMs on major U.S. and European futures and options exchanges, and also offers risk management and consultation services and operates an electronic futures trading platform for professional traders and individual investors.

The following table sets forth: (i) Revenues; (ii) Expenses; and (iii) Pre-tax earnings or loss from our segments and on a consolidated basis (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011(1)	2012	2011(1)
Market Making
Revenues	$113.5	$145.0	$265.7	$312.2
Expenses	107.6	105.9	214.6	209.7

Pre-tax earnings	5.9	39.2	51.1	102.5

Institutional Sales and Trading
Revenues	109.7	134.9	251.9	262.3
Expenses	117.2	138.9	244.8	273.9

Pre-tax (loss) earnings	(7.5)	(4.0)	7.2	(11.7)

Electronic Execution Services
Revenues	43.3	41.9	87.5	82.3
Expenses	31.9	30.1	63.9	59.1

Pre-tax earnings	11.3	11.8	23.6	23.2

Corporate and Other
Revenues	22.8	4.1	33.2	9.0
Expenses	27.2	21.7	55.7	43.5

Pre-tax (loss)	(4.4)	(17.6)	(22.5)	(34.5)

Consolidated
Revenues	289.3	326.0	638.3	665.8
Expenses	283.9	296.5	578.9	586.2

Pre-tax earnings	$5.4	$29.5	$59.4	$79.5

*	Totals may not add due to rounding.
(1)	– Prior period amounts have been recast to conform to current period segment presentation. Such recast had no effect on previously reported consolidated pre-tax earnings.

Consolidated revenues for the three months ended June 30, 2012 decreased $36.7 million, or 11.3%, from the same period a year ago, while consolidated expenses decreased $12.6 million, or 4.3%. Consolidated pre-tax earnings for the three months ended June 30, 2012 decreased $24.1 million, or 81.8%, from the same period a year ago.

Consolidated revenues for the six months ended June 30, 2012 decreased $27.5 million, or 4.1%, from the same period a year ago, while consolidated expenses decreased $7.3 million, or 1.2%. Consolidated pre-tax earnings for the six months ended June 30, 2012 decreased $20.2 million, or 25.4%, from the same period a year ago.

Consolidated revenues for the three and six months ended June 30, 2012 include an aggregate $35.4 million trading loss related to the Facebook IPO, which primarily impacted our Market Making and Institutional Sales and Trading segments.

On July 18, 2012, we announced pre-tax trading losses of $35.4 million related to the Facebook IPO. On July 21, 2012, NASDAQ announced that it would file a proposed voluntary accommodation program (the “Accommodation Program”) with the SEC which, among other things, creates a fund for voluntary accommodations for qualifying NASDAQ members disadvantaged by problems that arose during the Facebook IPO. The Accommodation Program, which was published in the Federal Register by the SEC on August 1, 2012, will be subject to a 21 day public comment period and thereafter approval by the SEC. Under the proposed Accommodation Program, we would be entitled to submit claims, within seven days of formal approval by the SEC, in accordance with the parameters set forth in the Accommodation Plan. The claims would be processed and evaluated by the Financial Industry Regulatory Authority (“FINRA”) applying the accommodation standards set forth in the Accommodation Program. Under the Accommodation Program as proposed by NASDAQ, we would recover a portion of our pre-tax trading losses. We are evaluating the Accommodation Program as well as our other options, and plan to submit a comment letter to the SEC. There can be no assurance that the Accommodation Program will be approved by the SEC or that the terms of the Accommodation Program will not change from those proposed. As previously disclosed, there are no assurances that we will be able to recover our pre-tax trading losses relating to the Facebook IPO.

The changes in our pre-tax earnings (loss) by segment from the three and six months ended June 30, 2011 are summarized as follows:

•

Market Making – Our pre-tax earnings from Market Making for the three months ended June 30, 2012 decreased by $33.2 million, or 84.9%, from the comparable period in 2011. Our pre-tax earnings from Market Making for the six months ended June 30, 2012 decreased by $51.5 million, or 50.2%, from the comparable period in 2011. The quarter over quarter and year over year decrease is primarily due to a $26.0 million trading loss related to the Facebook IPO and a decrease in volumes resulting in lower revenues from both our client and non-client quantitative trading models, offset, in part, by higher average revenue capture per U.S. equity Market Making dollar value traded, excluding the impact of Facebook IPO.

•

Institutional Sales and Trading – Our pre-tax loss from Institutional Sales and Trading for the three months ended June 30, 2012 increased by $3.5 million from the comparable period in 2011. The quarter over quarter increased loss is primarily due to a $9.4 million trading loss related to the Facebook IPO and lower revenues and pre-tax results from our capital markets and reverse mortgage businesses offset, in part, by a decrease in guaranteed compensation in our fixed income business and improved results from our listed derivatives business. Our pre-tax earnings from Institutional Sales and Trading for the six months ended June 30, 2012 increased by $18.8 million, from a loss in the comparable period in 2011. The year over year increase is primarily due to increased earnings from our fixed income business, including our reverse mortgage business and listed derivatives business, offset, in part, by a trading loss related to the Facebook IPO and lower revenues from our capital markets business.

•

Electronic Execution Services – Our pre-tax earnings from Electronic Execution Services for the three months ended June 30, 2012 decreased by $0.5 million, or 3.9%, from the comparable period in 2011. The quarter over quarter decrease is primarily due to higher compensation expense, offset, in part, by higher earnings from increased volumes in our Knight Direct business. Our pre-tax earnings from Electronic Execution Services for the six months ended June 30, 2012 increased by $0.4 million, or 1.9%, from the comparable period in 2011. The year over year increase is primarily due to higher earnings from increased volumes in our Knight Direct business offset, in part, by decreased volumes in our Knight Hotspot FX business.

•

Corporate and Other – Our pre-tax loss from our Corporate and Other segment for the three months ended June 30, 2012 decreased by $13.1 million from the comparable period in 2011 and our pre-tax loss for the six months ended June 30, 2012 decreased by $12.0 million from the comparable period in 2011. The decrease in loss for both periods is primarily due to a $10.0 million gain related to a change in the tax status of a strategic investment accounted for under the equity method of accounting, offset, in part, by higher interest expense related to our long-term debt and securities lending activity for the three and six months ended June 30, 2012.

Subsequent Event

We experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation that day of trading software and resulted in us sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from our systems and clients were not negatively affected by the erroneous orders, it resulted in us realizing a pre-tax loss of approximately $440.0 million. This event severely impacted our capital base and business operations, and we experienced reduced order flow, liquidity pressures and harm to customer and counterparty confidence. As a result, there was substantial doubt about our ability to continue as a going concern. Following the event of August 1, 2012, we have begun an internal review into such event and associated controls.

In light of this event, on August 6, 2012, after evaluating and pursuing various strategic alternatives, we sold 400,000 shares of convertible preferred stock in private placements to investors in exchange for aggregate cash consideration of $400.0 million. The preferred stock consisted of 79,600 shares of Series A-1 preferred stock and 320,400 shares of Series A-2 preferred stock. The Series A-1 preferred stock and Series A-2 preferred stock are convertible into approximately 266.7 million shares of Class A common stock, or approximately 73% of the total number of shares of Class A common stock outstanding as of August 3, 2012, assuming the conversion in full of the preferred stock into Class A common stock.

Although our capital base was severely impacted as a result of the event, our regulated broker-dealer subsidiaries remained in full compliance with their net capital requirements at all times. In addition, we remain in good standing with The Depository Trust & Clearing Corporation’s depository and clearing subsidiaries as well as the OCC. As of the close of business on August 6, 2012, Knight Capital Americas LLC, our domestic broker-dealer subsidiary, had excess net capital greater than $300.0 million.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, including, among other things, market conditions and the resulting volatility, credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our client market making and program trading portfolios; the performance of our non-client principal trading activities; movements of credit spreads; home equity conversion mortgages (“HECMs”) origination and HECM Mortgage Backed Securities (“HMBS”) securitization volumes; the overall size of our balance sheet and capital usage; the potential impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and trading infrastructure; costs associated with overall business growth; the effectiveness of our self-clearing and futures platforms and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; erroneous trade orders submitted by us on account of technology or other issues (such as occurred on August 1, 2012) and consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; legislative, legal, regulatory and financial reporting changes; legal, regulatory matters or proceedings; geopolitical risk; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

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

During the quarter ended June 30, 2012, volatility levels across equity markets were relatively stable as compared to the previous quarter, while in the debt markets, credit spreads widened. Secondary trading volumes in the equity and fixed income markets were down from prior periods. Overall, there are still concerns about global stability and growth, inflation and declining asset values.

Trends Affecting Our Company

We believe that our businesses are affected by the aforementioned global economic trends as well as more specific trends. Some of the specific trends that impact our operations, financial condition and results of operations are:

•

Clients continue to focus on statistics measuring the quality of equity executions (including speed of execution and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market makers have increased the level of sophistication and automation within their operations and the extent of price improvement. The greater focus on execution quality has resulted in greater competition in the marketplace, which, along with market structure changes and market conditions, has negatively impacted the revenue capture and margin metrics of the Company and other market making firms.

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

venues which compete within the OTC and listed trading venues. For example, on July 3, 2012, the SEC approved proposed rules submitted by the NYSE and NYSE Amex to establish a Retail Liquidity Program (“RLP”) on a pilot basis for one year. The RLP seeks to attract retail flow to the NYSE and NYSE Amex. This new program (as well as any similar program established by other national stock exchanges) could draw market share away from Knight, and thus negatively impact our business. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market making firms competing for retail and institutional order flow. Further, many broker-dealers are offering their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•

There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress have asked the SEC and other regulators to take a close look at the regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators have stated that they will propose and adopt rules where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, indications of interest, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, co-location, sponsored access, short sales, consolidated audit trails and market volatility rules (including, circuit breakers and limit-up, limit-down rules).

•

We expect increases, possibly substantial, in Section 31 fees and fees imposed by other regulators. In addition, DTCC and NSCC are considering proposals which could require substantial increases in clearing margin and collateral requirements.

•

The Dodd-Frank Act affects nearly all financial institutions that operate in the U.S. While the weight of the Dodd-Frank Act falls more heavily on large, complex financial institutions, smaller institutions will continue to face a more complicated and expensive regulatory framework.

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

•

In 2011, two of the largest reverse mortgage originators exited the reverse mortgage business. Declining home values and the inability to assess borrowers’ financial health were cited as factors contributing to their respective decisions. In 2012, the largest reverse mortgage lender also exited the reverse mortgage business citing its focus on other business lines.

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

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from all of our business segments.

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, commissions on futures transactions, as well as the mark-to-market of securitized HECM loan inventory, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity, fixed income, futures and foreign exchange transaction volumes with institutional clients, changes in commission rates, level of volume based fees from providing liquidity to other trading venues, loan origination and securitization volume and spreads, assets under management and the level of our soft dollar and commission recapture activity.

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

Interest income, net is earned from our cash held at banks, cash held in trading accounts at third party clearing brokers and from collateralized financing arrangements, such as securities borrowing, carry interest on loans and bonds held, and interest income net of interest expense on securitized HECM loan inventory. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and third party clearing brokers including those held for customers, the level of our securities borrowing activity, our level of securities positions in which we are long compared to our securities positions in which we are short, the extent of our collateralized financing arrangements and the level of securitized HECM loan inventory.

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

Communications and data processing expense primarily consists of costs for obtaining market data, connectivity, telecommunications services and systems maintenance.

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

Interest expense consists primarily of costs associated with our long-term debt and for collateralized financing arrangements such as securities lending and sale of financial instruments under our agreements to repurchase.

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

Three Months Ended June 30, 2012 and 2011

Revenues

Market Making

	For the three months ended June 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$23.0	$27.5	$(4.5)	-16.2%
Net trading revenue (millions)	91.9	115.7	(23.8)	-20.5%
Interest, net (millions)	(1.5)	1.9	(3.3)	N/M

Total Revenues from Market Making (millions)	$113.5	$145.0	$(31.5)	-21.8%

U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)*	20.9	23.4	(2.4)	-10.3%
Average daily trades (thousands)*	3,303.1	3,253.8	49.3	1.5%
Nasdaq and Listed shares traded (billions)*	45.7	48.4	(2.7)	-5.7%
FINRA OTC Bulletin Board and Other shares traded (billions)*	166.9	261.8	(94.9)	-36.3%
Average revenue capture per U.S. equity dollar value traded (bps)*	0.80	0.93	(0.13)	-13.5%
Average revenue capture per U.S. equity dollar value traded, excluding impact of Facebook IPO (bps)**	1.00	0.93	0.07	7.5%

*	Represents new presentation for U.S. equity Market Making for all periods presented as described more fully in text below.
**	Statistic excludes $26.0 million in trading losses related to the Facebook IPO.

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Market Making segment, which primarily comprises Net trading revenue from our domestic businesses, decreased 21.8% to $113.5 million for the three months ended June 30, 2012, from $145.0 million for the comparable period in 2011. Revenues for the three months ended June 30, 2012 were negatively impacted by $26.0 million of trading losses related to the Facebook IPO and lower volumes, which resulted in a decrease in revenues from both our client and non-client quantitative trading models offset, in part, by slightly higher average revenue capture per U.S. equity dollar value traded, excluding the impact of Facebook IPO.

In the first quarter of 2012, we modified our quarterly revenue capture and monthly equity volume statistics in order to provide data specific to the U.S. equity market making activity within the Market Making segment. Our revenue capture and volume statistics previously also included U.S. institutional sales activity. Average revenue capture per U.S. equity dollar value traded was 0.80 basis points (“bps”) for the second quarter of 2012, down 13.5% from the second quarter of 2011. Excluding the impact of the Facebook IPO, average revenue capture per U.S. equity dollar value traded was 1.0 bps for the second quarter of 2012, up 7.5% from the second quarter of 2011. Excluding the impact of the Facebook IPO, the primary driver for the slight increase in revenue capture was due in part to growth and enhancements to our trading models and infrastructure. Average revenue capture per U.S. equity market making dollar value traded is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees) (collectively “Domestic U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions. Domestic U.S. Equity Market Making Revenues were $106.1 million, $132.1 million excluding the impact of Facebook IPO, and $136.8 million for the three months ended June 30, 2012 and 2011, respectively.

Institutional Sales and Trading

	For the three months ended June 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$105.9	$125.7	$(19.9)	-15.8%
Net trading revenue (millions)	4.9	10.4	(5.4)	-52.4%
Interest, net (millions)	(1.3)	(2.8)	1.5	53.0%
Investment income and other, net (millions)	0.2	1.6	(1.4)	-85.5%

Total Revenues from Institutional Sales and Trading (millions)	$109.7	$134.9	$(25.2)	-18.7%

Totals may not add due to rounding.

Total revenues from the Institutional Sales and Trading segment, which primarily comprises Commissions and fees from institutional equities, ETFs, fixed income sales and reverse mortgage originations, decreased 18.7% to $109.7 million for the three months ended June 30, 2012, from $134.9 million for the comparable period in 2011. Revenues were negatively impacted by $9.4 million of trading losses related to the Facebook IPO and lower revenues from our capital markets and reverse mortgage businesses offset, in part, by higher revenues from our listed derivatives business.

Electronic Execution Services

	For the three months ended June 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$43.2	$42.3	$0.9	2.1%
Investment income and other, net (millions)	0.0	(0.4)	0.4	N/M

Total Revenues from Electronic Execution Services (millions)	$43.3	$41.9	$1.3	3.2%

Average daily Knight Direct equity shares (millions)	218.8	162.2	56.6	34.9%
Average daily Knight Hotspot FX notional dollar value traded ($ billions)*	28.1	31.5	(3.3)	-10.6%

*	In the second quarter of 2012, we modified the reporting of Knight Hotspot FX notional dollar value traded volume to count one side of the transaction. We previously counted total client volume to include both sides of the transaction.

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Electronic Execution Services segment, which primarily comprises Commissions and fees from agency execution activity, increased 3.2% to $43.3 million for the three months ended June 30, 2012, from $41.9 million for the comparable period in 2011. Revenues were positively impacted by higher volumes from our Knight Direct and Knight BondPoint businesses.

Corporate and Other

	For the three months ended June 30,
	2012	2011	Change	% of Change
Total Revenues from Corporate and Other (millions)	$22.8	$4.1	$18.7	451.8%

Total revenues from the Corporate and Other segment, which primarily represent interest income from our securities borrowing activity, gains or losses on strategic investments, and deferred compensation investments related to certain employees and directors, increased to $22.8 million for the three months ended June 30, 2012, from $4.1 million for the comparable period in 2011. The primary drivers for the increase in revenues were a $10.0 million gain from a strategic investment that we account for under the equity method of accounting, offset, in part, by higher interest expense related to our long-term debt and securities lending activity. This investment gain was due to an income tax benefit recognized by the investee that arose from a change in its tax status during 2010, but which was reported and disclosed to us in the second quarter of 2012. The $10.0 million gain that we recorded in the second quarter of 2012 represents our share of the investee’s net income which we recorded under the equity method of accounting.

Expenses

Employee compensation and benefits expense decreased to $130.9 million for the three months ended June 30, 2012 from $140.1 million for the comparable period in 2011. As a percentage of total revenue, Employee compensation and benefits increased to 45.2% for the three months ended June 30, 2012, from 43.0% for the comparable period in 2011. The decrease on a dollar basis was primarily due to an overall decrease and change in the mix of our revenues across businesses and a decrease in guaranteed compensation from our Institutional Sales and Trading segment. The increase as a percentage of revenues was primarily due to the $35.4 million of trading losses as a result of the Facebook IPO. As a percentage of total revenue, excluding the effects of the Facebook IPO and the one-time $10.0 million investment gain from a strategic investment, Employee compensation and benefits decreased to 41.6% for the three months ended June 30, 2012, from 43.0% for the comparable period in 2011.

The number of full time employees increased to 1,535 at June 30, 2012, from 1,465 at June 30, 2011, primarily due to the acquisition of our futures business and the expansion of our market making and reverse mortgage businesses, offset by the reduction in force in connection with our restructuring in third quarter 2011. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability, and the number of employees.

Execution and clearance fees decreased to $53.2 million for the three months ended June 30, 2012, from $58.7 million for the comparable period in 2011. As a percentage of total revenue, Execution and clearance fees increased slightly to 18.4% for the three months ended June 30, 2012, from 18.0% for the comparable period in 2011. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.

Payments for order flow decreased 9.8% to $20.2 million for the three months ended June 30, 2012, from $22.3 million for the comparable period in 2011. As a percentage of total revenue, Payments for order flow increased slightly to 7.0% for the three months ended June 30, 2012, from 6.9% for the comparable period in 2011. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, reverse mortgage loan production, client and product mix, profitability, and competition.

All other expenses increased by 5.8%, or $4.3 million, to $79.7 million for the three months ended June 30, 2012 from $75.3 million for the comparable period in 2011. Interest expense increased primarily due to our increased securities lending activity and long-term debt. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Business development expense decreased due to fewer client related events. Occupancy and equipment rentals expense decreased primarily due to the reduction in lease costs. Professional fees decreased slightly due to lower consulting expenses. Other expenses decreased slightly due to lower reserves associated with our GNMA issuances, offset, by higher administrative expenses.

Our effective tax rate from continuing operations of 38.6% and 39.7% for the three months ended June 30, 2012 and 2011, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Six Months Ended June 30, 2012 and 2011

Revenues

Market Making

	For the six months ended June 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$45.4	$56.3	$(10.9)	-19.4%
Net trading revenue (millions)	219.0	251.3	(32.3)	-12.9%
Interest, net (millions)	1.2	4.6	(3.4)	N/M

Total Revenues from Market Making (millions)	$265.7	$312.2	$(46.6)	-14.9%

U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)*	21.5	24.4	(2.9)	-11.9%
Average daily trades (thousands)*	3,324.3	3,347.7	(23.3)	-0.7%
Nasdaq and Listed shares traded (billions)*	93.0	104.9	(11.9)	-11.3%
FINRA OTC Bulletin Board and Other shares traded (billions)*	338.1	582.6	(244.5)	-42.0%
Average revenue capture per U.S. equity dollar value traded (bps)*	0.92	0.97	(0.05)	-5.4%
Average revenue capture per U.S. equity dollar value traded, excluding impact of Facebook IPO (bps)**	1.01	0.97	0.04	4.1%

*	Represents new presentation for U.S. equity Market Making for all periods presented as described more fully in text below.
**	Statistic excludes $26.0 million in trading losses related to the Facebook IPO.

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Market Making segment, which primarily comprises Net trading revenue from our domestic businesses, decreased 14.9% to $265.7 million for the six months ended June 30, 2012, from $312.2 million for the comparable period in 2011. Revenues for the six months ended June 30, 2012 were negatively impacted by $26.0 million of trading losses related to the Facebook IPO and lower volumes, which resulted in a decrease in revenues from both our client and non-client quantitative trading models offset, in part, by slightly higher average revenue capture per U.S. equity dollar value traded, excluding the impact of Facebook IPO.

Average revenue capture per U.S. equity dollar value traded was 0.92 basis points (“bps”) for the first half of 2012, down 5.4% from the first half of 2011. Excluding the impact of the Facebook IPO, average revenue capture per U.S. equity dollar value traded was 1.01 bps for the first half of 2012, up 4.1% from the first half of 2011. Excluding the impact of the Facebook IPO, the primary driver for the increase in revenue capture was due in part to growth and enhancements to our trading models and infrastructure. Domestic U.S. Equity Market Making Revenues were $246.2 million, $272.2 excluding the impact of Facebook IPO, and $295.2 million for the six months ended June 30, 2012 and 2011, respectively.

Institutional Sales and Trading

	For the six months ended June 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$221.3	$239.4	$(18.1)	-7.6%
Net trading revenue (millions)	34.6	25.9	8.7	33.6%
Interest, net (millions)	(4.3)	(5.2)	1.0	18.8%
Investment income and other, net (millions)	0.3	2.2	(1.9)	-86.1%

Total Revenues from Institutional Sales and Trading (millions)	$251.9	$262.3	$(10.3)	-3.9%

Totals may not add due to rounding.

Total revenues from the Institutional Sales and Trading segment, which primarily comprises Commissions and fees from institutional equities, ETFs, fixed income sales and reverse mortgage originations, decreased 3.9% to $251.9 million for the six months ended June 30, 2012, from $262.3 million for the comparable period in 2011. Revenues were negatively impacted by $9.4 million of trading losses related to the Facebook IPO and lower revenues from our capital markets and equity sales businesses offset, in part, by higher revenues from our listed derivatives, fixed income, and reverse mortgage businesses.

Electronic Execution Services

	For the six months ended June 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$87.7	$82.8	$4.9	6.0%
Investment income and other, net (millions)	(0.2)	(0.5)	0.3	N/M

Total Revenues from Electronic Execution Services (millions)	$87.5	$82.3	$5.2	6.4%

Average daily Knight Direct equity shares (millions)	217.3	163.7	53.6	32.7%
Average daily Knight Hotspot FX notional dollar value traded ($ billions)*	28.0	29.5	(1.5)	-5.2%

*	In the second quarter of 2012, we modified the reporting of Knight Hotspot FX notional dollar value traded volume to count one side of the transaction. We previously counted total client volume to include both sides of the transaction.

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Electronic Execution Services segment, which primarily comprises Commissions and fees from agency execution activity, increased 6.4% to $87.5 million for the six months ended June 30, 2012, from $82.3 million for the comparable period in 2011. Revenues were positively impacted by higher volumes from our Knight Direct and Knight BondPoint businesses.

Corporate and Other

	For the six months ended June 30,
	2012	2011	Change	% of Change
Total Revenues from Corporate and Other (millions)	$33.2	$9.0	$24.2	269.3%

Total revenues from the Corporate and Other segment, which primarily represent interest income from our securities borrowing activity, gains or losses on strategic investments, and deferred compensation investments related to certain employees and directors, increased to $33.2 million for the six months ended June 30, 2012, from $9.0 million for the comparable period in 2011. The primary drivers for the increase in revenues were a $10.0 million gain from a strategic investment that we account for under the equity method of accounting, offset, in part, by higher interest expense related to our long-term debt and securities lending activity. This investment gain was due to an income tax benefit recognized by the investee that arose from a change in its tax status during 2010, but which was reported and disclosed to us in the second quarter of 2012. The $10.0 million gain that we recorded in the second quarter of 2012 represents our share of the investee’s net income which we recorded under the equity method of accounting.

Expenses

Employee compensation and benefits expense decreased to $278.1 million for the six months ended June 30, 2012 from $289.1 million for the comparable period in 2011. As a percentage of total revenue, Employee compensation and benefits increased slightly to 43.6% for the six months ended June 30, 2012, from 43.4% for the comparable period in 2011. The decrease on a dollar basis was primarily due to an overall decrease and change in the mix of our revenues across businesses as well as by a decrease in guaranteed compensation from our Institutional Sales and Trading segment. As a percentage of total revenue, excluding the effects of the Facebook IPO and the one-time $10.0 million investment gain from a strategic investment, Employee compensation and benefits decreased to 41.9% for the six months ended June 30, 2012, from 43.4% for the comparable period in 2011.

Execution and clearance fees decreased to $106.4 million for the six months ended June 30, 2012, from $112.2 million for the comparable period in 2011. As a percentage of total revenue, Execution and clearance fees decreased slightly to 16.7% for the six months ended June 30, 2012, from 16.9% for the comparable period in 2011. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.

Payments for order flow decreased 2.8% to $41.8 million for the six months ended June 30, 2012, from $43.0 million for the comparable period in 2011. As a percentage of total revenue, Payments for order flow increased slightly to 6.6% for the six months ended June 30, 2012, from 6.5% for the comparable period in 2011. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, reverse mortgage loan production, client and product mix, profitability, and competition.

There was no writedown of assets and lease loss accrual for the six months ended June 30, 2012. Writedown of assets and lease loss accrual of $0.9 million for the six months ended June 30, 2011 relate to excess real estate capacity.

All other expenses increased by 8.2%, or $11.5 million, to $152.5 million for the six months ended June 30, 2012 from $141.0 million for the comparable period in 2011. Interest expense increased primarily due to our increased securities lending activity and long-term debt. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Business development expense decreased due to fewer client related events. Occupancy and equipment rentals expense decreased primarily due to the reduction in lease costs. Professional fees decreased slightly due to lower consulting expenses. Other expenses decreased slightly due to lower reserves associated with our GNMA issuances, offset, by higher administrative expenses.

Our effective tax rate from continuing operations of 38.7% and 39.2% for the six months ended June 30, 2012 and 2011, respectively, differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Financial Condition, Liquidity and Capital Resources

Refer to the “Subsequent Event” section herein for a discussion of the impact on our liquidity and capital resources as a result of the event that occurred on August 1, 2012.

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of June 30, 2012 and December 31, 2011, we had $9.19 billion and $7.15 billion, respectively, in assets, a portion of which consisted of cash or assets readily convertible into cash as follows (in millions):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$364.8	$467.6
Financial instruments owned, at fair value:
Equities	1,641.5	1,416.1
Listed equity options	191.2	280.4
U.S. government obligations	9.7	44.3
Corporate debt	83.5	73.9
Mortgage-backed securities	112.2	16.4
Collateralized agreements:
Securities borrowed	1,907.8	1,494.6
Receivable from brokers, dealers and clearing organizations	880.1	623.9

Total cash and assets readily convertible to cash	$5,190.8	$4,417.3

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

Securities borrowed represent the value of cash or other collateral deposited with securities lenders to facilitate our trade settlement process.

Receivables from brokers, dealers and clearing organizations include interest bearing cash balances held with third party clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date.

As of June 30, 2012 and December 31, 2011, $1.37 billion and $798.2 million, respectively, of equities have been pledged as collateral to third-parties under financing arrangements.

Other assets primarily represent net deferred tax assets, deposits and other miscellaneous receivables.

Total assets increased $2.0 billion, or 28.5%, from $7.15 billion at December 31, 2011 to $9.19 billion at June 30, 2012. The majority of the increase in assets relates to the growth of our financial instruments owned. Financial instruments owned increased by $1.25 billion, or 33.0%, from $3.78 billion at December 31, 2011, to $5.03 billion at June 30, 2012, primarily due to the $1.02 billion increase in securitized HECM loan inventory, which represents HECM loans that have been securitized into GNMA securities which have been sold to third parties but where the securitization is not accounted for as a sale under current accounting standards. Also contributing to the increase in financial instruments owned are the increases in the size of the securities inventory utilized in our ETF and fixed income activities resulting from expansion of our strategies, offset, in part, by a decrease in financial instruments within our market making strategies. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Receivable from brokers, dealers and clearing organizations increased by $256.2 million, from $623.9 million at December 31, 2011 to $880.1 million at June 30, 2012, due to increased deposits at third party clearing organizations including customer balances related to our futures business as well as timing relating to trade date versus settlement date differences. Securities borrowed increased by $413.1 million, from $1.49 billion at December 31, 2011 to $1.91 billion at June 30, 2012. The growth of our securities borrowed is a by-product of our self-clearing activities. Cash and securities segregated under federal and other regulations increased $179.4 million from $11.0 million at December 31, 2011 to $190.4 million at June 30, 2012, primarily due to the acquisition of our futures business.

Total liabilities increased $2.01 billion, or 35.3%, from $5.69 billion at December 31, 2011 to $7.70 billion at June 30, 2012. The majority of the increase in liabilities relates to increases in Collateralized financings and Financial instruments sold, not yet purchased. Collateralized financings increased by $1.71 billion, or 59.4%, from $2.89 billion at December 31, 2011, to $4.60 billion at June 30, 2012 primarily due to the increased Liability to GNMA trusts, at fair value associated with the securitization of HECM loans into GNMA securities, where such securitization is not accounted for as a sale, as well as the increased lending activity to facilitate transaction settlements relating to self-clearing and loan origination. Financial instruments sold, not yet purchased decreased by $41.4 million, or 2.4%, from $1.72 billion at December 31, 2011, to $1.68 billion at June 30, 2012, primarily due to a decrease in the size of the securities inventory utilized in our equity market making and ETF activities and for trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the decrease in our long securities position within our market making business. Payable to brokers, dealers and clearing organizations decreased by $32.9 million, from $322.7 million at December 31, 2011 to $289.8 million at June 30, 2012, due to timing relating to trade date versus settlement date differences. Payable to customers increased by $408.2 million at December 31, 2011 to $431.8 million at June 30, 2012, primarily due to the acquisition of our futures business. Accrued compensation expense decreased from $188.9 million at December 31, 2011 to $111.9 million at June 30, 2012 primarily as a result of the payment of 2011 incentive compensation offset, in part, by the accrual of current period incentive compensation.

Stockholders’ equity increased by $34.9 million, from $1.46 billion at December 31, 2011 to $1.50 billion at June 30, 2012. The increase in stockholders’ equity from December 31, 2011 was primarily a result of earnings and stock-based compensation activity during the six months ended June 30, 2012, offset by our stock repurchase activity.

Liquidity and Capital Resources

We have financed our business primarily through cash generated by operations, our long-term debt and other borrowings. At June 30, 2012, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of $1.07 billion.

We have acquired several businesses over the last few years. In July 2010, we completed the acquisition of Urban Financial Group, Inc. (“Urban”) for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight common stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.7 million. Urban achieved its first year performance target as of July 31, 2011. Therefore, the seller received $1.3 million split evenly between cash and unregistered shares of Knight common stock. In June 2012, we completed the acquisition of certain assets and liabilities of Penson Futures, the division of Penson Financial Services, Inc. for $5.0 million in cash and a potential earn-out based on future performance with an estimated fair value of $7.9 million. We expect to fund the purchase price of any future acquisitions with our current cash position or, in some cases, through the issuance of our stock or debt.

Net income was $3.3 million and $17.6 million for the three months ended June 30, 2012 and 2011, respectively. Included in these amounts were a non-cash investment gain of $10.0 million related to a strategic investment accounted for under the equity method of accounting and certain non-cash expenses such as stock-based compensation, depreciation and amortization. Stock-based compensation was $14.5 million and $12.9 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation and amortization expense was $13.5 million for each of the three months ended June 30, 2012 and 2011, respectively. There were no non-cash writedowns for each of the three months ended June 30, 2012 or 2011.

Capital expenditures were $7.0 million and $9.7 million during the three months ended June 30, 2012 and 2011, respectively. Purchases of investments were $0.2 million and $6.9 million and distributions from investments were $1.9 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively. The purchase of our futures business, net of cash acquired, was $3.1 million, for the three months ended June 30, 2012. There were no payments relating to acquisitions of businesses, trading rights and other items for the three months ended June 30, 2011.

In March 2010, we issued Cash Convertible Senior Subordinated Notes (“Notes”) with a face amount of $375.0 million in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the termination and required repayment of the borrowings under our previous $140.0 million credit agreement including accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. For the three months ended June 30, 2012 and 2011, we recognized interest expense related to the Notes of $6.9 million and $6.7 million, respectively.

In June 2011, we entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with the same consortium of banks. As of June 30, 2012, the Company has borrowed all the funds under the Term Credit Agreement and the interest rate was 2.75% per annum, which is based on the one month LIBOR rate plus 2.50%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014. For the three months ended June 30, 2012, we recognized interest expense related to the Term Credit Agreement of $0.7 million.

In June 2011, we also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement”) with Knight Execution & Clearing Services LLC and Knight Capital Americas, L.P., as borrowers, with a consortium of banks. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus a margin ranging from 1.50% – 2.00% per annum. Interest is payable quarterly. In June 2012, we renewed our Revolving Credit Agreement with substantially the same consortium of banks on substantially the same terms and conditions as the Revolving Credit Agreement. As of June 30, 2012, and December 31, 2011 there were no borrowings under the Revolving Credit Agreement. We are charged an annual commitment fee of 0.25% on the average daily amount of the unused portion of the Revolving Credit Agreement. For the three months ended June 30, 2012, we recorded $0.1 million in commitment fees.

See Footnote 9 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding the Notes, Term Credit Agreement and Revolving Credit Agreement.

We have an authorized stock repurchase program of $1.00 billion. We repurchase 0.9 million shares for $11.1 million under the stock repurchase program during the second quarter of 2012. Through June 30, 2012, we had repurchased 76.7 million shares for $879.1 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. We had 97.9 million shares of Class A Common Stock outstanding as of June 30, 2012.

Our U.S. registered broker-dealers are subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and futures commission merchants (“FCM”) and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of June 30, 2012, all of our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for the following significant regulated U.S. broker-dealer subsidiaries at June 30, 2012, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas, L.P.	$198.1	$1.0	$197.1
Knight Execution & Clearing Services LLC	93.7	20.7	73.0

Effective as of the close of business on June 30, 2012, we merged our broker-dealer subsidiary Knight Capital Americas, L.P. into Knight Execution & Clearing Services LLC (“KECS”) with KECS as the surviving entity and only U.S. broker-dealer. KECS was then immediately renamed Knight Capital Americas LLC and remains an indirect, wholly-owned subsidiary of Knight Capital Group, Inc.

Our foreign registered broker-dealers are subject to certain financial resource requirements of either the Financial Services Authority (“FSA”) or the Securities and Futures Commission (“SFC”). The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at June 30, 2012 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$130.8	$46.6	$84.2

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of June 30, 2012 and December 31, 2011, we did not hold any financial instruments that met the definition of Level 3.

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

Goodwill

Goodwill of $344.5 million at June 30, 2012 primarily relates to our Institutional Sales and Trading and Electronic Execution Services segments. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable price-to-book multiples and discounted cash flow analyses) and we derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. We performed our annual test for impairment of goodwill in the second quarter of 2012 and determined that goodwill was not impaired at that time.

Intangible Assets

Intangible assets, less accumulated amortization, of $88.5 million at June 30, 2012 are primarily attributable to our Institutional Sales and Trading and Electronic Execution Services segments. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from two to 20 years. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable.

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

We maintain a deferred compensation plan related to certain employees and directors. This plan provides a return to the participants based upon the performance of various investments. In order to hedge our liability under this plan, we generally acquire the underlying investments and hold such investments until the deferred compensation liabilities are satisfied. We record changes in the values of such investments in Investment income and other, net, with a corresponding charge or credit to Employee compensation and benefits on the Consolidated Statements of Operations.

Market Making, Sales, Trading and Execution Activities – Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Net trading revenue (trading gains, net of trading losses) and commissions (which includes commission equivalents earned on institutional client orders, futures transactions, and HECM loan originations and securitization activities) and related expenses are also recorded on a trade date basis. Our third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. The Company also nets interest income on its securitized HECM loan inventory against interest expense on its liability to GNMA trusts.

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

Market Risk

Our market making and trading activities expose our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility, interest rates, credit spreads, and changes in liquidity, over which we have virtually no control. Securities price risks result from exposure to changes in prices and volatilities of individual securities, baskets and indices. Interest rate risks result primarily from exposure and changes in the yield curve, the volatility of interest rates and credit spreads.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a significantly lesser extent, listed equity options and fixed income products. The fair value of these financial instruments at June 30, 2012 and 2011 was $2.10 billion and $1.90 billion, respectively, in long positions and $1.67 billion and $1.87 billion, respectively, in short positions. Excluding the impact of hedges, the potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $41.9 million and $3.4 million as of June 30, 2012 and 2011, respectively, due to the offset of gains in short positions against losses in long positions.

Operational Risk

Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures or human errors. For example, on August 1, 2012, at the open of trading at the NYSE, we experienced a technology issue related to the installation that day of trading software which resulted in our sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As a result of this technology issue, we incurred a pre-tax loss of approximately $440.0 million. Following the event of August 1, 2012, we have begun an internal review into such event and associated controls and intend to take appropriate remedial measures based on the findings of such review.

Our businesses are highly dependent on our ability and our market centers to process, on a daily basis, a large number of transactions across numerous and diverse markets in several currencies. We incur operational risk across all of our business activities, including revenue generating activities as well as support functions. Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.”

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

Our liquidity pool comprises the following (in millions):

	June 30, 2012	December 31, 2011
Liquidity pool composition
Cash held at banks	$47.3	$33.3
Money market and other highly liquid investments	246.3	200.6

Total liquidity pool	$293.6	$233.9

Cash and other highly liquid investments held by subsidiary entities	$71.2	$233.7

We regularly perform liquidity risk stress testing based on a scenario that considers both market-wide stresses and a company-specific stress over a two-week period. Given the nature of the Company’s business activity and balance sheet composition, survival over the first one to three days of a severe stress environment are most critical, after which management actions could be effectively implemented to navigate through prolonged periods of financial stress. The modeled cash inflows and outflows from the stress test serve as a quantitative input to assist us in establishing the Company’s liquidity risk appetite and amount of liquid assets to be held at the corporate level. The liquidity stress test considers cash flow risks arising from, but not limited to, a dislocation of the secured funding market, additional unexpected margin requirements, and operational events. Throughout the second quarter of 2012, the Company maintained sufficient liquidity and liquid resources to satisfy the stress test.

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

As a result of the technology issue of August 1, 2012, we may also become subject to litigation by parties, including our shareholders, alleging that they have been damaged by this technology issue.

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

In addition to the other information set forth below and in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk factors update risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Business

We may experience additional losses and liabilities as a result of the technology issue that arose on August 1, 2012, and the event of August 1, 2012 may cause customers and counterparties to lose confidence in our systems and adversely affect our reputation, results of operations and ability to attract and maintain our business, and may also result in lawsuits, regulatory investigations and other burdensome costs for the Company

The Company experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to our installation that day of trading software and resulted in us sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from the Company’s systems and clients were not negatively affected by the erroneous orders, and the software issue was limited to the routing of certain listed stocks to NYSE, it resulted in the Company realizing a pre-tax loss of approximately $440 million. This severely impacted the Company’s capital base and business operations, and the Company experienced reduced order flow, liquidity pressures and harm to customer and counterparty confidence.

On account of this technology issue and its impact, we may become subject to litigation by parties alleging that they have been damaged by this technology issue, including our shareholders. In addition, the SEC or another regulatory or governmental agency may decide to conduct an investigation into the technology issue. While we are unable to predict the outcome of any possible litigation or investigation, an unfavorable outcome in one or more of these matters could have a material adverse effect on our financial condition or ongoing operations. In addition, if we become subject to such litigation or investigation, we would expect to incur significant additional expenses in defending against any litigation or in connection with any investigations, and in implementing technical changes and remedial measures which may be necessary or advisable. In addition, we may be required to take additional remedial steps that could be burdensome for our business operations.

Any inability to demonstrate that we have fully resolved and remediated the technology issues stemming from the events of August 1, 2012 or concerns about future technology issues could cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to attract or maintain customers and counterparties. In the ordinary course of business, we attempt to mitigate risk from technology and systems malfunctions through policies, procedures, and ongoing preventative and detective measures. Following the events of August 1, 2012, we have begun an internal review into such event and associated controls and intend to take appropriate remedial measures based on the findings of such review. However, in the event that we are not able to restore the confidence of our customers or counterparties as a result of the events of August 1, 2012, we may experience reduced business activity in our trading, market making and other businesses, which could adversely impact the results of our operations.

We may experience significant variation in our future results of operations

Fluctuations in our future performance may result from numerous factors, including, among other things, market conditions and the resulting volatility, credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our client market making and program trading portfolios; the performance of our non-client principal trading activities; movements of credit spreads; home equity conversion mortgages (“HECMs”) origination and HECM Mortgage Backed Securities (“HMBS”) securitization volumes; the overall size of our balance sheet and capital usage; the potential impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; costs associated with overall business growth; the effectiveness of our self-clearing and futures platforms and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; erroneous trade orders being submitted by us on account of technology or other issues (such as occurred on August 1, 2012) and consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; legislative, legal, regulatory and financial reporting changes; legal, regulatory matters or proceedings; geopolitical risk; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

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

Our trading activities expose us to the risk of significant losses

We conduct our trading activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities and other financial instruments for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities or other financial instruments we purchase or to repurchase securities or other financial instruments we sell in such transactions. From time to time, we may have large position concentrations in securities or other financial instruments of a single issuer or issuers engaged in a specific industry, which could result in higher trading losses than would occur if our positions and activities were less concentrated. The performance of our trading activities primarily depends upon our ability to attract order flow, the composition and profile of our order flow, the dollar value of securities and other financial instruments traded, the performance and size of, and volatility in, our market making and program trading portfolios, the performance of our non-client principal trading activities, market interaction, the skill of our trading personnel, general market conditions, effective hedging strategies and risk management processes, the price volatility of specific securities or other financial instruments, and the availability and allocation of capital. To attract order flow, we must be competitive on price, size of securities positions and other financial instruments traded, liquidity offerings, order execution speed, technology, reputation, and client relationships and service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match, or improve upon, the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. For example, on August 1, 2012, at the open of trading at the NYSE, we experienced a technology issue related to the installation of trading software which resulted in our sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. We have traded out of our entire erroneous trade position, which resulted in a realized pre-tax loss to us of approximately $440 million. All of the above factors could have a material adverse effect on our business, financial condition and operating results.

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

As we intend to defend vigorously any such litigation or proceeding, we could incur significant legal expenses. An adverse resolution of any current or future lawsuits, legal or regulatory proceedings or claims against us could have a material adverse effect on the Company’s business and reputation, financial condition and operating results. By way of example, litigation, regulatory and liability risks may arise, and the technology issue of August 1, 2012 and related events are an example of developments that may result in these risks being realized.

We could lose significant sources of revenues if we lose any of our larger clients

At times, a limited number of clients have accounted for a significant portion of our order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our trade execution services to remain concentrated within a limited number of clients. Substantially all of our clients are not contractually obligated to utilize us for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or have entered into strategic relationships with competitors. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our trade execution services. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and operating results. By way of example, as a result of the aforementioned issue on August 1, 2012 relating to the trading software and the resultant loss, we have experienced reduced order flow from our clients and face the potential loss of clients. There is a risk that although we have raised additional capital, order flow from clients may not return to historical levels and our clients may not return or resume placing orders with us at prior levels.

Self-clearing exposes us to significant operational, financial, and liquidity risks

In 2009, we undertook an initiative to self-clear our securities transactions using an internally-developed platform. We self-clear substantially all of our domestic and international equities transactions using a proprietary platform and intend to expand across product offerings and asset classes in the future. Self-clearing requires us to finance the majority of our inventory and maintain margin deposits at clearing organizations. Self-clearing exposes our business to operational risks, including business disruption, operational inefficiencies, liquidity and financing risks and potentially increased expenses and lost revenue opportunities. While our clearing platform, operational processes, enhanced infrastructure, and current and future financing arrangements, have been carefully designed, we may nevertheless encounter difficulties that may lead to operating inefficiencies, including dissatisfaction amongst our client base, disruption in the infrastructure that supports the business, inadequate liquidity and financial loss. Any such delay, disruption or failure could adversely affect our ability to effect transactions and manage our exposure to risk. Moreover, any of these events could have a material adverse effect on our business, financial condition and operating results.

As a result of the aforementioned losses from the August 1, 2012 trading technology issue, we experienced increased margin requirements with our clearing organizations and counterparties who provide financing with respect to our inventories, as well as a reduction in available borrowing capacity due to reduced credit with financing counterparties. These increased margin requirements and the reduction in credit availability posed significant risks with respect to our liquidity and our ability to finance our inventory and any future problems that result in a similar increase in margin requirements and loss of counterparty confidence could expose us to further risks of the same nature.

Capacity constraints, systems failures and delays could harm our business

Our business activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them and the services of certain third parties. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, terrorism and other similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts of capital to upgrade the capacity, reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes and modifications may themselves result in unanticipated and undesirable consequences. For example, the August 1, 2012 technology issue that led to the aforementioned trading losses related to an update of trading software. Although we continually update and modify our trading software in response to changes in our business, rule changes and for various other reasons there are no assurances that such updates and modifications to our trading software will not result in future trading losses. In addition, many of our systems are, and much of our infrastructure is, designed to accommodate additional growth without material redesign or replacement; however, we may need to make significant investments in additional hardware and software to accommodate growth. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays. Such failures and delays could cause substantial losses for us and for our clients and could subject us to claims from our clients for losses, including litigation claiming, among other matters, fraud or negligence. In the past, high trading volume has caused significant delays in executing some trading orders, resulting in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays.

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

For example, the aforementioned technology issue resulted in our trading systems not functioning properly, which resulted in the Company sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As a result of trading out of our entire erroneous trade position, we realized a pre-tax loss to us of approximately $440 million.

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

We have long-term debt, which could impair our financial condition and adversely affect our ability to react to changes in our business

As of June 30, 2012, our long-term debt was $431.4 million which comprised (i) $331.4 million under our $375.0 million Cash Convertible Senior Subordinated Notes (“Notes”) issued in March 2010 and due in full on March 15, 2015 and (ii) $100.0 million under our senior secured Term Loan (the “Term Credit Agreement”), entered into on June 29, 2011 and repayable in three installments of $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014.

As of December 31, 2011 we also had $200.0 million of available borrowing capacity under our senior secured Revolving Loan (the “Revolver Credit Agreement”), entered into on June 29, 2011, with all amounts drawn thereunder repayable on June 29, 2012. The Revolving Credit Agreement was renewed with substantially the same consortium of banks on substantially the same terms and conditions on June 27, 2012 and will expire on June 26, 2013. As a result of the consolidation of Knight Capital Americas, L.P. into KECS as of June 30, 2012, and the subsequent renaming of KECS to Knight Capital Americas LLC (“KCA”), KCA is now the sole borrower under the Revolving Credit Agreement.

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

Our ability to make payments of the principal on and refinance our indebtedness, including our Term Loan, our Revolving Credit Agreement, and our Notes, depends on our future performance, our ability to generate cash flow and market conditions, which are subject to economic, financial, competitive and other factors beyond our control. If we are in the future unable to generate cash flow from our operations sufficient to service our debt and make necessary capital expenditures, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, undertaking additional borrowings or issuing additional debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance all or a portion of our indebtedness will depend on the capital markets, the credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments, including our senior credit facilities

Many of our debt instruments, including our senior credit facilities, contain financial and other covenants that impose significant requirements on us and limit our ability to engage in certain transactions or activities. There can be no assurance that we will be able to generate sufficient earnings to enable us to satisfy the financial covenants included in our debt instruments. In the event that we are unable to comply with these restrictions and other covenants and are not able to obtain waivers from our lenders, we would be in default under these agreements and, among other things, our debt may be accelerated by our lenders. In such case, we may not be able to repay our debt or borrow sufficient funds to refinance it on commercially reasonable terms, or terms that are acceptable to us, which could have an adverse effect on our financial condition. Events such as the aforementioned August 1, 2012 trading loss could in the future expose us to the risk of failing to meet certain financial or other covenants.

Our expansion in the futures business presents various risks

Our acquisition of certain assets of the futures division of Penson Financial Services, Inc. in June 2012 presents various risks. We have not previously operated a FCM business. Moreover, client activities may expose the Company to risk in the event the FCM client is unable to fulfill its contracted obligation as the Company guarantees the performance of its clients to the respective clearing houses or other brokers. There can be no assurance that we will be able to integrate the FCM business into our own operations successfully, manage the credit risk effectively, or that we will profitably operate the FCM. Additionally, the recent bankruptcy of MF Global Holdings, Ltd. and the fraud allegations against Peregrine Financial Group Inc. have led to increased regulatory scrutiny and decreased client confidence in the U.S. futures industry. Any additional regulatory restrictions enacted in response to these developments could be costly or we may be unable to comply. Reduced client confidence in the futures industry may lead to significantly decreased trading volume. If any of these risks were to materialize, they could cause us to experience losses that could affect the profitability of our FCM business and potentially restrict our ability to grow the FCM business.

The preferred stock may adversely affect the market price of our common stock.

The market price of our common stock is likely to be influenced by the preferred stock. For example, the market price of our common stock could become more volatile and could be depressed by:

•	investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the preferred stock;

•	possible sales of our common stock by investors who view the preferred stock as a more attractive means of equity participation in us than owning shares of our common stock; and

•	hedging or arbitrage trading activity that may develop involving the preferred stock and our common stock.

Certain of the investors in the $400 million private placement obtained the right to representation on our Board of Directors. The interests of such investors or of directors appointed or approved by such investors may potentially differ from the interests of other investors or our other directors.

In connection with the $400 million private placement and in accordance with the terms of the related Securities Purchase Agreement, certain of the selling stockholders or their affiliates obtained rights to board representation. Specifically, we agreed to appoint three new members to our board of directors within one month from August 6, 2012 consisting of: (1) an individual selected by Blackstone Capital Partners VI L.P., or Blackstone; (2) an individual selected by GA-GTCO, LLC, which is an investor in the parent holding company of GETCO Strategic Investments, LLC; and (3) an individual that would be proposed by our board and acceptable to Jefferies & Company, Inc. Each of Blackstone and GA-CTCO will be entitled to select such members of the Board, and Jefferies will be entitled to approve the individual proposed by the Board, for so long as each such entity (and, in the case of GA-CTCO, GETCO) holds at least 25% of the preferred stock purchased by such entity in the $400 million private placement. In addition, so long as at least one-third of the shares of Series A-1 preferred stock that were issued pursuant to the offering are outstanding, the vote or consent of holders of at least a majority of the shares of Series A-1 preferred stock at the time outstanding is necessary for any amendment or alteration of our certificate of incorporation to authorize, create or increase the authorized amounts of any shares of or the issuance of any shares of the Company’s capital stock, including by merger, recapitalization, reorganization or otherwise, other than in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of any one or more employees, officers, directors or consultants or a dividend reinvestment or stockholder stock purchase plan. Also, so long as any shares of Series A-1 preferred stock that were issued in the private placement are outstanding, the vote or consent of holders of at least a majority of the shares of Series A-1 preferred stock at the time outstanding, voting in person or by proxy, either in writing without a meeting or by vote at any meeting, are necessary for any (1) amendment of the our certificate of incorporation to authorize or create, or increase the authorized amount of, any shares of Series A-1 preferred stock or the issuance of any shares of the Series A-1 preferred stock, including by way of merger or otherwise; (2) any amendment of our certificate of incorporation so as to adversely affect the rights, preferences, privileges or voting powers of the Series A-1 preferred stock, including by way of merger, recapitalization, reorganization or otherwise, (3) any consummation of a binding share exchange or reclassification involving the Series A-1 preferred stock or of a merger or consolidation of the Company into another entity, unless in each case, (x) the shares of Series A-1 preferred stock remain outstanding or are converted into or exchanged for preference securities of the ultimate surviving entity and (y) such shares remain outstanding or such preferences securities of the ultimate surviving entity have such rights, preferences, privileges and voting powers and limitations and restrictions that are not materially less favorable to the holders than immediately prior to such transaction.

Each of these investors may not have the same interests as other Company security holders (or as each other). For example, these investors make investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us, represent major customers of the Company or have other interests. Notwithstanding the fact that all directors will be subject to fiduciary duties and applicable law, the interests of the investors and the directors appointed (in the case of Blackstone and General Atlantic) or approved (in the case of Jefferies) by them may differ from the interests of our security holders as a whole or of our other directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the second quarter of 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012
Common stock repurchases	350		350	$127,302
Employee transactions(2)	20		-

Total	370	$13.23	350

May 1, 2012 – May 31, 2012
Common stock repurchases	400		400	$122,117
Employee transactions(2)	9		-

Total	409	$12.96	400

June 1, 2012 – June 30, 2012
Common stock repurchases	100		100	$120,886
Employee transactions(2)	73		-

Total	173	$12.34	100

Total
Common stock repurchases	850		850
Employee transactions(2)	101		-

Total	951	$12.95	850

Totals may not add due to rounding.

(1)	The Company’s Board of Directors previously announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $1.00 billion. The Company may repurchase shares from time to time in the open market, through accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from Knight Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Financial Condition at June 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements

*	Filed herewith.
**	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of August, 2012.

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)