Form 10-Q
period 2012-09-30
KNIGHT CAPITAL GROUP, INC.
filed 2012-11-09
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 5, 2012 the number of shares outstanding of the Registrant’s Class A Common Stock was 181,892,665 and there were no shares outstanding of the Registrant’s Class B Common Stock.

As of November 5, 2012, the number of shares outstanding of the Registrant’s Series A-1 Cumulative Perpetual Convertible Preferred Stock was 266,350 and Series A-2 Non-Voting Cumulative Perpetual Convertible Preferred Stock was 7,865.

KNIGHT CAPITAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$144,217	$207,252	$501,920	$585,324
Net trading revenue	(343,618)	185,981	(90,396)	463,578
Interest, net	4,812	(1,201)	17,874	4,205
Investment income and other, net	4,751	5,410	19,043	10,093

Total revenues	(189,838)	397,442	448,441	1,063,200

Expenses
Employee compensation and benefits	124,638	157,201	402,770	446,290
Execution and clearance fees	46,731	63,589	153,179	175,775
Communications and data processing	25,788	23,137	72,545	65,552
Payments for order flow	20,099	22,985	61,942	66,031
Interest	12,330	10,822	39,769	30,242
Depreciation and amortization	11,924	13,747	38,713	40,480
Professional fees	8,066	5,530	18,933	15,398
Occupancy and equipment rentals	7,127	7,026	20,007	21,526
Business development	4,983	5,909	16,040	16,870
Writedown of assets and lease loss accrual	143,034	1,333	143,034	2,278
Restructuring	-	28,624	-	28,624
Other	8,302	13,095	25,014	30,152

Total expenses	413,022	352,998	991,946	939,218

(Loss) income from continuing operations before income taxes	(602,860)	44,444	(543,505)	123,982
Income tax (benefit) expense	(212,939)	17,449	(189,980)	48,605

(Loss) income from continuing operations, net of tax	(389,921)	26,995	(353,525)	75,377
Loss from discontinued operations, net of tax	-	(59)	-	(378)

Net (loss) income	$(389,921)	$26,936	$(353,525)	$74,999

Dividend on convertible preferred shares	(1,051)	-	(1,051)	-
Deemed dividend related to beneficial conversion feature of convertible preferred shares	(373,364)	-	(373,364)	-

Net (loss) income attributable to common stockholders	$(764,336)	$26,936	(727,940)	$74,999

Basic (loss) earnings per share from continuing operations	$(6.30)	$0.29	$(7.20)	$0.82

Diluted (loss) earnings per share from continuing operations	$(6.30)	$0.29	$(7.20)	$0.80

Basic (loss) earnings per share	$(6.30)	$0.29	$(7.20)	$0.82

Diluted (loss) earnings per share	$(6.30)	$0.29	$(7.20)	$0.79

Shares used in computation of basic earnings per share	121,246	91,564	101,044	91,877

Shares used in computation of diluted earnings per share	121,246	93,840	101,044	94,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net (loss) income	$(389,921)	$26,936	$(353,525)	$74,999
Other comprehensive income:
Cumulative translation adjustment	1,056	448	1,145	234

Comprehensive (loss) income	$(388,865)	$27,384	$(352,380)	$75,233

The accompanying notes are an integral part of these condensed consolidated financial statement.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and cash equivalents	$420,808	$467,633
Cash and securities segregated under federal and other regulations	137,794	11,010
Financial instruments owned, at fair value, including securities pledged of $4,338,136 at September 30, 2012 and $2,672,709 at December 31, 2011:
Equities	1,170,813	1,416,090
Debt securities	248,916	134,631
Loan inventory	151,772	206,572
Listed equity options	132,379	280,384
Other financial instruments	109	21,483
Securitized HECM loan inventory	3,410,607	1,722,631

Total financial instruments owned, at fair value	5,114,596	3,781,791
Collateralized agreements:
Securities borrowed	1,060,049	1,494,647
Receivable from brokers, dealers and clearing organizations	944,239	623,897
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	107,947	111,464
Investments	97,620	83,231
Goodwill	218,600	337,843
Intangible assets, less accumulated amortization	68,170	92,889
Income taxes receivable	173,638	9,788
Other assets	242,393	138,758

Total assets	$8,585,854	$7,152,951

LIABILITIES, CONVERTIBLE PREFERRED STOCK & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,080,339	$1,369,750
Listed equity options	111,691	254,506
Debt securities	99,679	63,073
Other financial instruments	4,431	34,563

Total financial instruments sold, not yet purchased, at fair value	1,296,140	1,721,892
Collateralized financings:
Financial instruments sold under agreements to repurchase	471,349	420,320
Securities loaned	353,953	697,998
Other secured financings	115,311	59,405
Liability to GNMA trusts, at fair value	3,383,240	1,710,627

Total collateralized financings	4,323,853	2,888,350
Payable to brokers, dealers and clearing organizations	303,277	322,660
Payable to customers	460,826	23,664
Accrued compensation expense	131,970	188,939
Accrued expenses and other liabilities	183,611	121,083
Long-term debt	410,089	424,338

Total liabilities	7,109,766	5,690,926

Convertible Preferred Stock
Series A convertible preferred stock
Shares issued: 400 at September 30, 2012,
Shares outstanding: 274 at September 30, 2012	259,278	-

Equity
Class A common stock
Shares authorized: 500,000 at September 30, 2012 and at December 31, 2011; Shares issued: 254,171 at September 30, 2012 and 166,361 at December 31, 2011; Shares outstanding: 181,505 at September 30, 2012 and 96,645 at December 31, 2011	2,542	1,664
Additional paid-in capital	1,367,625	850,837
Retained earnings	705,380	1,433,320
Treasury stock, at cost; 72,666 at September 30, 2012 and 69,717 shares at December 31, 2011	(859,109)	(823,023)
Accumulated other comprehensive income (loss)	372	(773)

Total equity	1,216,810	1,462,025

Total liabilities, convertible preferred stock and equity	$8,585,854	$7,152,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND EQUITY

For the Year Ended December 31, 2011 and Nine Months Ended September 30, 2012

(Unaudited)

				Knight Capital Group, Inc. Stockholders’ Equity
				(in thousands)
		Series A Convertible Preferred Stock		Class A Common Stock				Treasury Stock
	Series A-1 Shares	Series A-2 Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive income (loss)	Total	Non- controlling Interests	Total Equity
Balance, December 31, 2010	-	-	$-	162,818	$1,628	$807,287	$1,317,462	(65,082)	$(765,875)	$(265)	$1,360,237	$621	$1,360,858

Net income	-	-	-	-	-	-	115,237	-	-	-	115,237	-	115,237
Net loss attributable to noncontrolling interests related to discontinued operations	-	-	-	-	-	-	621	-	-	-	621	(621)	-
Common stock repurchased	-	-	-	-	-	-	-	(4,754)	(58,553)	-	(58,553)	-	(58,553)
Reissuance of treasury shares	-	-	-	-	-	(27)	-	119	1,405	-	1,378	-	1,378
Stock options exercised	-	-	-	91	1	999	-	-	-	-	1,000	-	1,000
Income tax provision – stock based compensation	-	-	-	-	-	(6,449)	-	-	-	-	(6,449)	-	(6,449)
Cumulative translation adjustment	-	-	-	-	-	-		-	-	(508)	(508)	-	(508)
Stock-based compensation	-	-	-	3,452	35	49,027	-	-	-	-	49,062	-	49,062

Balance, December 31, 2011	-	-	$-	166,361	$1,664	$850,837	$1,433,320	(69,717)	$(823,023)	$(773)	$1,462,025	$-	$1,462,025

Net loss	-	-	-	-	-	-	(353,525)	-	-	-	(353,525)	-	(353,525)
Issuance of Series A convertible preferred stock, net of issuance costs of $40,519	80	320	359,481	-	-	-	-	-	-	-	-	-	-
Beneficial Conversion Feature	-	-	-	-	-	373,364	(373,364)	-	-	-	-	-	-
Series A-2 converted to Series A-1 convertible preferred stock	312	(312)	-	-	-	-	-	-	-	-	-	-	-
Series A-1 convertible preferred stock converted into Class A common stock	(126)	-	(100,203)	83,857	839	99,364	-	-	-	-	100,203	-	100,203
Dividend on convertible preferred shares	-	-	-	-	-	-	(1,051)	-	-	-	(1,051)	-	(1,051)
Common stock repurchased	-	-	-	-	-	-	-	(2,949)	(36,086)	-	(36,086)	-	(36,086)
Stock options exercised	-	-	-	130	1	1,139	-	-	-	-	1,140	-	1,140
Income tax provision – stock based compensation	-	-	-	-	-	195	-	-	-	-	195	-	195
Reclassification of Urban earnout to liabilities	-	-	-	-	-	(2,000)	-	-	-	-	(2,000)	-	(2,000)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	1,145	1,145	-	1,145
Stock-based compensation	-	-	-	3,823	38	44,726	-	-	-	-	44,764	-	44,764

Balance, September 30, 2012	266	8	$259,278	254,171	$2,542	$1,367,625	$705,380	(72,666)	$(859,109)	$372	$1,216,810	$-	$1,216,810

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(353,525)	$74,999
Loss from discontinued operations, net of tax	-	(378)

(Loss) income from continuing operations, net of tax	(353,525)	75,377
Adjustments to reconcile (loss) income from continuing operations, net of tax to net cash (used in) provided by operating activities
Writedown of assets and lease loss accrual	143,034	2,278
Stock-based compensation	42,393	38,887
Depreciation and amortization	38,713	40,480
Debt discount accretion and other debt related expenses	13,053	11,534
Restructuring charges	-	11,454
Deferred rent	(925)	245
Unrealized (gain) loss on investments	(11,014)	888
Operating activities from discontinued operations	-	(1,195)
(Increase) decrease in operating assets
Cash and securities segregated under federal and other regulations	(26,239)	47,503
Financial instruments owned, at fair value	(1,350,227)	(1,961,226)
Securities borrowed	434,598	(113,474)
Receivable from brokers, dealers and clearing organizations	40,152	(180,600)
Income taxes receivable	(163,850)	(15,501)
Other assets	(246,935)	(107,170)
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(408,330)	569,534
Financial instruments sold under agreements to repurchase	51,029	111,567
Securities loaned	(344,045)	157,027
Other secured financings	55,906	36,780
Liability to GNMA trusts, at fair value	1,672,613	1,210,680
Payable to brokers and dealers and clearing organizations	(19,382)	72,890
Payable to customers	(35,035)	44,995
Accrued compensation expense	(54,680)	(17,976)
Accrued expenses and other liabilities	178,289	26,175

Net cash (used in) provided by operating activities	(344,407)	61,152

Cash flows from investing activities
Distributions from investments	4,220	4,078
Purchases of investments	(5,842)	(24,952)
Purchases of fixed assets and leasehold improvements	(23,600)	(32,009)
Purchase of intangible asset	(50)	-
Purchases of business, net of cash acquired	(3,072)	(625)

Net cash used in investing activities	(28,344)	(53,508)

Cash flows from financing activities
Proceeds of convertible preferred stock offering, net of issuance costs of $40,519	359,480	-
Proceeds from credit facility	-	97,838
Proceeds from revolving credit agreement	200,000	-
Repayment of revolving credit agreement	(200,000)	-
Stock options exercised	1,140	758
Income tax benefit related to stock-based compensation	195	67
Cost of common stock repurchased	(36,034)	(32,337)

Net cash provided by financing activities	324,781	66,326

Effect of exchange rate changes on cash and cash equivalents	1,145	234

(Decrease) increase in cash and cash equivalents	(46,825)	74,204
Cash and cash equivalents at beginning of period	467,633	375,569

Cash and cash equivalents at end of period	$420,808	$449,773

Supplemental disclosure of cash flow information:
Cash paid for interest	$45,533	$20,522

Cash paid for income taxes	$44,910	$39,859

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Corporate and Other

The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support the Company’s other segments such as self-clearing services, including securities lending activities. Beginning in the second quarter of 2012, the Corporate and Other segment includes the Company’s Futures Commission Merchant (“FCM”) which comprises certain assets and liabilities that were acquired or assumed from the futures division of Penson Financial Services, Inc. (“Penson”) on June 1, 2012. This business primarily provides futures execution, clearing and custody services to facilitate transactions among brokers, institutions and non-clearing FCMs on major U.S. and European futures and options exchanges.

Discontinued Operations

Discontinued operations comprise costs associated with shutting down the Company’s former Deephaven Capital Management business which was discontinued in 2009.

2.    Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2011 included in the Company’s Current Report on Form 8-K dated August 6, 2012 which was filed in relation to the Company’s raising of $400.0 million in equity financing. These unaudited Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Interim period operating results may not be indicative of the operating results for a full year.

Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported net income.

The Company consolidates all of its wholly-owned subsidiaries as well as any investment in which it is considered to be the primary beneficiary of a variable interest entity (“VIE”). The Company performs a qualitative assessment to determine if a VIE should be consolidated. As described in more detail in this footnote, the primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As of September 30, 2012 and December 31, 2011, the Company was not considered to be a primary beneficiary of any VIE.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Interest Income	$36,409	$12,330	$100,410	$28,872
Interest Expense	(31,597)	(13,531)	(82,536)	(24,667)

Interest, net	$4,812	$(1,201)	$17,874	$4,205

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Dividend Income	$7,730	$4,547	$22,001	$15,136

Dividend Expense	$(6,778)	$(5,167)	$(18,947)	$(15,426)

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

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 6 “Fair Value of Financial Instruments” for a description of valuation methodologies applied to the classes of financial instruments at fair value.

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

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive income (loss) on the Consolidated Statements of Financial Condition and Cumulative translation adjustment on the Consolidated Statements of Comprehensive Income. Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended September 30, 2012 and 2011, losses of $2.0 million and $0.1 million, respectively, were recorded in Investment income and other, net and losses of $0.9 million and a $1.0 million, respectively, were recorded for the nine months ended September 30, 2012 and 2011, respectively.

The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The ineffectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive income (loss) on the Consolidated Statements of Financial Condition and the Consolidated Statements of Comprehensive Income. The ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.

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

The carrying values of the Company’s variable interests in nonconsolidated VIEs are included in the Consolidated Statements of Financial Condition as follows:

•	MBS are included as Debt securities within Financial instruments owned, at fair value

•	Securitized HECM loan inventory VIEs are captured in the valuation of the Securitized HECM loan inventory and the Liability to GNMA trusts, at fair value

The following table presents the Company’s nonconsolidated VIEs at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Securitized HECM loan inventory	MBS
Carrying value of the VIEs
Assets	$-	$114,636
Liabilities	794	-
Maximum exposure to loss in nonconsolidated VIEs
Commitments	24,217	-
Purchased interests	-	114,636

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

Accounting Standards Updates

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that requires additional disclosures about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than the change in disclosures, the Company has determined that the adoption of this ASU will not have an impact on its Consolidated Financial Statements.

In July 2012, the FASB issued an ASU which allows a company to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. This ASU simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual impairment tests, or more frequently if deemed appropriate, performed in fiscal years beginning after September 15, 2012; however, early adoption is permitted. The Company is currently evaluating the impact, if any that this ASU will have on its Consolidated Financial Statements.

3.    August 1, 2012 Technology Issue

The Company experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in the Company’s broker-dealer subsidiary, Knight Capital Americas LLC, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from the Company’s systems, the Company’s results for the three and nine months ended

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

September 30, 2012 includes a $457.6 million trading loss which is included in Net trading revenues, and $3.5 million in incremental professional fees which are included in Professional fees as a result of the technology issue.

4.    Series A Convertible Preferred Stock

As a result of the financial losses incurred due to the August 1, 2012 technology issue, the Company, on August 6, 2012, raised $400.0 million in equity financing through a convertible preferred share offering with several investors. Under the terms, the Company sold 400,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share. The Series A Convertible Preferred Stock consisted of 79,600 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (the “Series A-1 Shares”) and 320,400 shares of Series A-2 Non-Voting Cumulative Perpetual Convertible Preferred Stock (the “Series A-2 Shares”) (collectively the “Series A Shares”). The Series A-1 and Series A-2 preferred shares are convertible into approximately 266.7 million shares of Class A common stock, or approximately 73% of the total number of shares of Class A common stock outstanding at August 6, 2012 assuming the conversion in full of the Series A Shares into Class A common stock.

The Series A-1 Shares and Series A-2 Shares rank on parity with each other, and rank senior to the Class A common stock as to dividend and liquidation rights. Dividends on the Series A Shares accrue daily and are payable on a cumulative basis, as and if declared by the Board of Directors, in cash at a rate per annum equal to 2% of (i) the liquidation preference of $1,000 per share and (ii) the amount of any accrued but unpaid dividends in respect of such shares. Declared dividends on the Series A Shares are payable quarterly, in arrears, on each January 15, April 15, July 15 and October 15, with the first dividend paid on October 15, 2012. The Company is prohibited from paying any dividend with respect to shares of Class A common stock or repurchasing or redeeming any shares of Class A common stock in any quarter unless full dividends are paid on the Series A Shares in such quarter. The Series A Shares participate in any dividends paid on the Class A common stock.

Holders of Series A-1 Shares are entitled to vote with holders of Class A common stock, on an as-converted into Class A common stock basis on all matters submitted to a vote. The Series A-2 Shares do not have voting rights. Each Series A-2 Share is convertible, at the option of the holder, into one Series A-1 Share with all associated rights. Each Series A-1 Share is convertible, at the option of the holder, into 666.667 shares of Class A common stock (the “Conversion Rate”), subject to customary anti-dilution adjustments. The Conversion Rate also will be adjusted upon the occurrence of certain merger or acquisition transactions and fundamental changes. The “Conversion Price” is equal to $1,000 divided by the Conversion Rate in effect at such time, for an initial Conversion Price of $1.50 per share of Class A common stock.

The outstanding Series A Shares will mandatorily convert into Class A common stock on the third trading day following the date on which the closing price of the Class A common stock exceeds 200% of the then-applicable Conversion Price (as defined below) for 60 consecutive trading days.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Neither the Series A-1 Shares nor the Series A-2 Shares are redeemable by the Company or by the holders other than in connection with certain fundamental corporate changes, which include but are not limited to a change in control, a merger or consolidation, or a delisting of the Company’s Class A common stock. Upon a fundamental change, a holder of Series A Shares may elect to require the Company to redeem such holder’s shares of Series A for consideration payable (at the option of the Company) in cash or securities listed on a national securities exchange with a fair market value equal to the greater of (1) the fair market value of such Series A Shares or (2) $1,000 per share plus the accrued but unpaid dividends thereon.

The Company incurred approximately $40.5 million of fees and costs related to the issuance of the Series A Shares which have been recorded as a reduction of the initial $400.0 million in proceeds, resulting in an initial balance of $359.5 million which is classified as temporary equity as described below.

The $359.5 million initial temporary equity balance has been reduced on a pro-rata basis as the 400,000 Series A Shares are converted into Class A common stock. During the third quarter of 2012, 125,785 or approximately 30% of the original Series A Shares were converted to Class A common stock (resulting in 274,215 Series A Shares outstanding at September 30, 2012 comprising 266,350 Series A-1 Shares and 7,865 Series A-2 Shares). These conversions resulted in a $100.2 million reduction in the temporary equity balance to $259.3 million at September 30, 2012, which was offset by a $0.8 million increase in Class A common stock and a $99.4 million increase in Additional paid-in capital.

Temporary equity classification

Pursuant to GAAP, an equity instrument with redemption features that are not solely within the control of the issuer is required to be classified outside of permanent equity as “temporary equity”, which is presented on the Consolidated Statement of Financial Condition above permanent equity.

Since the Series A Shares become redeemable at the option of the holder upon a fundamental change, and such a fundamental change could come about under circumstances that are not solely within the control of the Company, Series A Shares are classified as temporary equity on the Company’s Consolidated Statements of Financial Condition.

Beneficial conversion feature

Pursuant to GAAP, a beneficial conversion feature (“BCF”) exists to the extent that a convertible security is issued at a price that is less than the fair value of the security into which it is convertible. This guidance applies to the Series A Shares as these shares were issued at $1,000 per share which, based on the Conversion Rate computes to a common share equivalent price of $1.50 per share, which was less than the share price of the Company’s Class A common stock at the time of issuance of $2.81 per share. The difference between these two prices, as well as costs paid to investors with respect to the issuance, created a BCF. The BCF is treated as a deemed dividend to the Series A Shares shareholders since the conversion feature is immediately exercisable for the Series A Shares. The BCF is recorded as a decrease to Retained earnings and an increase to Additional paid-in capital. The deemed dividend also affects the Company’s earnings per share calculations by increasing the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

loss attributable to Class A common stockholders to the extent that it is not anti-dilutive. As a result of the BCF, the Company recorded a $373.4 million non-cash deemed dividend for the period ended September 30, 2012.

Dividend

On September 24, 2012, the Company’s Board of Directors declared the first quarterly dividend with respect to the Series A Shares, and that dividend was paid on October 15, 2012. Such dividend totaled $1.1 million based upon 274,215 Series A Shares outstanding as of the record date covering the period from August 6, 2012 through October 14, 2012. As this dividend was declared prior to September 30, 2012, it was reflected in the Consolidated Financial Statements for the period ended September 30, 2012 as a reduction in Retained earnings and in the earnings per share calculation as an increase in the loss attributable to the common stockholders.

5.    Segregated Cash and Securities

Cash and securities segregated under federal and other regulations primarily relates to the Company’s recently acquired FCM business (see Footnote 20 “Acquisition” for further discussion) and consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Segregated cash	$137,519	$11,010
Segregated securities	275	-

Total Segregated cash and securities	$137,794	$11,010

Segregated securities consist of U.S. government obligations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

6.    Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy, as described more fully in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,170,813	$-	$-	$1,170,813
U.S. government and Non-U.S. government obligations	57,762	-	-	57,762
Corporate debt(2)	76,518	-	-	76,518
Mortgage-backed securities	-	114,636	-	114,636
Loan inventory	-	151,772	-	151,772
Listed equity options	132,379	-	-	132,379
Purchased call options	-	109	-	109
Securitized HECM loan inventory(3)	-	3,410,607	-	3,410,607

Total Financial instruments owned, at fair value	1,437,472	3,677,124	-	5,114,596
Securities segregated under federal and other regulations(4)	275	-	-	275
Securities on deposit with clearing organizations(4)	201,619	-	-	201,619
Deferred compensation investments(5)	-	21,711	-	21,711
Investment in Deephaven Funds(5)	-	1,406	-	1,406

Total fair value of financial instrument assets	$1,639,366	$3,700,242	$-	$5,339,608

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,080,339	$-	$-	$1,080,339
Listed equity options	111,691	-	-	111,691
U.S. government obligations	18,626	-	-	18,626
Corporate debt(2)	81,053	-	-	81,053
Embedded conversion derivative	-	109	-	109
Foreign currency forward contracts	-	4,322	-	4,322

Total Financial instruments sold, not yet purchased, at fair value	1,291,709	4,431	-	1,296,140
Liability to GNMA trusts, at fair value(3)	-	3,383,240	-	3,383,240

Total fair value of financial instrument liabilities	$1,291,709	$3,387,671	$-	$4,679,380

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1)	Equities of $560.2 million have been netted by their respective long and short positions by CUSIP number.
(2)	Corporate debt of $8.1 million has been netted by respective long and short positions by CUSIP number.
(3)	Represents HECMs that have been securitized into HECM Mortgage Backed Securities (“HMBS”) where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.
(4)	Securities segregated under federal and other regulations and Securities on deposit with clearing organizations consist of U.S. government obligations.
(5)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities(1)	$1,416,090	$-	$-	$1,416,090
U.S. government obligations	44,316	-	-	44,316
Corporate debt(2)	73,916	-	-	73,916
Mortgage-backed securities	16,399	-	-	16,399
Loan inventory	-	206,572	-	206,572
Listed equity options	280,384	-	-	280,384
Purchased call options	-	17,532	-	17,532
Foreign currency forward contracts	-	3,951	-	3,951
Securitized HECM loan inventory(3)	-	1,722,631	-	1,722,631

Total Financial instruments owned, at fair value	1,831,105	1,950,686	-	3,781,791
Deferred compensation investments(4)	-	20,414	-	20,414
Investment in Deephaven Funds(4)	-	1,319	-	1,319

Total fair value of financial instrument assets	$1,831,105	$1,972,419	$-	$3,803,524

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities(1)	$1,369,750	$-	$-	$1,369,750
U.S. government obligations	10,644	-	-	10,644
Corporate debt(2)	52,429	-	-	52,429
Listed equity options	254,506	-	-	254,506
Embedded conversion derivative	-	17,532	-	17,532
Total return swap	-	17,031	-	17,031

Total Financial instruments sold, not yet purchased, at fair value	1,687,329	34,563	-	1,721,892
Liability to GNMA trusts, at fair value(3)	-	1,710,627	-	1,710,627

Total fair value of financial instrument liabilities	$1,687,329	$1,745,190	$-	$3,432,519

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1)	Equities of $400.6 million have been netted by their respective long and short positions by CUSIP number.
(2)	Corporate debt of $0.4 million has been netted by respective long and short positions by CUSIP number.
(3)	Represents HECMs that have been securitized into HMBS where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.
(4)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition. Excluded from deferred compensation investments is $1.1 million of Level 2 assets which relate to discontinued operations and are included within Other assets on the Consolidated Statements of Financial Condition.

The Company’s equities, listed equity options, U.S. government and Non-U.S. government obligations, rated corporate debt, and actively traded mortgage-backed securities will generally be classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency.

The types of instruments that trade in markets that are not considered to be active, but are valued based on observable inputs such as quoted market prices or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of September 30, 2012 and December 31, 2011, the Company did not hold any financial instruments that met the definition of Level 3.

The Company’s assets measured at fair value on a nonrecurring basis solely relates to goodwill and intangible assets arising from various acquisitions which would be classified as Level 3 within the fair value hierarchy. See Footnote 10 “Goodwill and Intangible Assets” for additional information.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

As of September 30, 2012 and December 31, 2011, the Company’s loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to its long-term debt (see Footnote 11 “Long-Term Debt”), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.

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

Securitized HECM loan inventory

Securitized HECM loan inventory comprises HECMs that the Company has securitized into HMBS. The Company has recorded the securitized loans in Financial instruments owned, at fair value and a corresponding liability recorded as Liability to GNMA trusts, at fair value, on its Consolidated Statements of Financial Condition. As of September 30, 2012 and December 31, 2011 all of the HMBS created by the Company has been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.

Foreign currency forward contracts

At September 30, 2012 and December 31, 2011, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds which is used to hedge the Company’s investment in its European subsidiary. As of September 30, 2012 and December 31, 2011, the Company had a foreign currency forward contract with a notional value of 10.3 million Euros and 6.0 million Euros, respectively, which is used as an economic hedge against a strategic investment that is denominated in Euros. The fair value of these contracts was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

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

Purchased call options and embedded conversion derivative

The fair value of the purchased call options and embedded conversion derivative are determined using an option pricing model based on observable inputs such as implied volatility of the Company’s Class A common stock, risk-free interest rate, and other factors.

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

Fair value of derivative instruments

The Company enters into derivative transactions, primarily with respect to making markets in listed domestic options. In addition, the Company enters into derivatives to manage foreign currency exposure and related to its long-term debt (see Footnote 11 “Long-Term Debt”). Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows, when applicable.

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (in thousands):

	Statements of Financial Condition Location	Fair Value as of
Asset Derivatives		September 30, 2012	December 31, 2011
Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$109	$17,532
Listed equity options(1)		132,379	280,384
Foreign currency forward contracts		-	477

		$132,488	$298,393

Derivative instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$-	$3,474

Liability Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$109	$17,532
Listed equity options(1)		111,691	254,506
Total return swap(2)		-	17,031
Foreign currency forward contracts		472	-

		$112,272	$289,069

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Statements of Financial Condition Location	Fair Value as of
Asset Derivatives		September 30, 2012	December 31, 2011
Liability Derivatives
Derivative instruments designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Foreign currency forward contracts		$3,850	$-

(1)	At September 30, 2012, the Company held 0.6 million long and 0.6 million short listed equity option contracts. At December 31, 2011, the Company held 1.3 million long and 1.5 million short listed equity option contracts. These contracts are not subject to collateral requirements and are not netted.
(2)	At December 31, 2011, the total return swap liability was offset by an asset of equal value that was included in Financial instruments owned, at fair value on the Company’s Consolidated Statements of Financial Condition. This total return swap was liquidated during the first quarter of 2012.

	Financial Statements Location	Gain (Loss) Recognized For the three months ended September 30,
		2012	2011
Derivative instruments not designated as hedging instruments:
Purchased call options	Investment income and other, net	$(7,891)	$7,577
Listed equity options(1)	Net trading revenue	(3,382)	(10,703)
Embedded conversion derivative	Investment income and other, net	7,891	(7,577)
Total return swap(2)	Investment income and other, net	-	1,035
Foreign currency forward contracts	Investment income and other, net	(1,696)	600

		$(5,078)	$(9,068)

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive income (loss)	$(2,164)	$3,500

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Financial Statements Location	Gain (Loss) Recognized For the nine months ended September 30,
		2012	2011
Derivative instruments not designated as hedging instruments:
Purchased call options	Investment income and other, net	$(17,422)	$(14,649)
Listed equity options(1)	Net trading revenue	(9,185)	(2,072)
Embedded conversion derivative	Investment income and other, net	17,422	14,649
Total return swap(2)	Investment income and other, net	-	(5,735)
Foreign currency forward contracts	Investment income and other, net	(1,498)	600

		$(10,683)	$(7,207)

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive income (loss)	$(3,284)	$(118)

(1)	Realized gains and losses on listed equity options relate to the Company’s market making activities in such options. Such market making activities also comprise trading in the underlying equity securities, with gains and losses on such securities generally offsetting the gains and losses reported in this table. Gains and losses on such equity securities are also included in Net trading revenue on the Company’s Consolidated Statements of Operations.
(2)	Loss on the total return swap is offset by an equal gain on the underlying position which is recorded in Investment income and other, net on the Company’s Consolidated Statements of Operations.

7.    Collateralized Transactions

The Company receives financial instruments as collateral in connection with securities borrowed. Such financial instruments generally consist of equity and convertible securities but may include obligations of the U.S. government, federal agencies, Non-U.S. government and corporations. In most cases, the Company is permitted to deliver or repledge these financial instruments in connection with securities lending and other secured financings and meeting settlement requirements.

The table below presents financial instruments at fair value received as collateral that were permitted to be delivered or repledged and that were delivered or repledged by the Company and in some instances could be further repledged by the receiving counterparty (in thousands):

	September 30, 2012	December 31, 2011
Collateral permitted to be delivered or repledged	$1,018,017	$1,450,281
Collateral that was delivered or repledged	951,027	1,383,298
Collateral permitted to be further repledged by the receiving counterparty	47,600	275,912

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

The table below presents information about assets pledged by the Company (in thousands):

	September 30, 2012	December 31, 2011
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$3,699,610	$2,121,783
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	$638,526	$550,926

8.    Receivable from and Payable to brokers, dealers, and clearing organizations

Amounts receivable from and payable to brokers, dealers, and clearing organizations consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Receivable:
Clearing organizations and other	$772,888	$553,960
Securities failed to deliver	171,351	69,937

	$944,239	$623,897

Payable:
Clearing organizations and other	$226,201	$306,728
Securities failed to receive	77,077	15,932

	$303,277	$322,660

9.    Investments

Investments include strategic investments, deferred compensation investments related to employee and director deferred compensation plans and investment in Deephaven Funds. Investments consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Strategic investments:
Investments accounted for under the equity method	$72,714	$59,711
Common stock of companies representing less than 20% equity ownership held at adjusted cost	1,789	1,787

Total Strategic investments	74,502	61,498
Deferred compensation investments	21,711	20,414
Investment in Deephaven Funds	1,406	1,319

Total Investments	$97,620	$83,231

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

10.    Goodwill and Intangible Assets

Goodwill is assessed for impairment annually or when events indicate that the amounts may not be recoverable. The Company assesses goodwill for impairment at the reporting unit level. The Company’s reporting units are the components of its business segments for which discrete financial information is available and is regularly reviewed by the Company’s management. As part of the assessment for impairment, the Company considers the cash flows of the respective reporting unit and assesses the fair value of the respective reporting unit as well as the overall market value of the Company compared to its net book value. The assessment of fair value of the reporting units is principally performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of capital which the Company believes to be the most reliable indicator of the fair values of its respective reporting units. The Company also assess the fair value of each reporting unit based upon its estimated market value and assesses the Company’s overall market value based upon the market price of its Class A common shares. In June 2012 and 2011, the Company assessed the impairment of goodwill as part of its annual assessment and concluded that there was no impairment at that time.

Intangible assets are assessed for recoverability when events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The Company assesses intangible assets for impairment at the “asset group” level which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As part of the assessment for impairment, the Company considers the cash flows of the respective asset group and assesses the fair value of the respective asset group. Step 1 of the impairment assessment for intangibles is performed using undiscounted cash flow models, which indicates whether the future cash flows of the asset group are sufficient to recover the book value of such asset group. When an asset is not considered to be recoverable, step 2 of the impairment assessment is performed using a discounted cash flow methodology with a risk-adjusted weighted average cost of capital to determine the fair value of the intangible asset group. In cases where amortizable intangible assets and goodwill are assessed for impairment at the same time, the amortizable intangibles are assessed for impairment prior to goodwill being assessed.

The events surrounding the August 1, 2012 technology issue resulted in a substantial decrease in the Company’s market capitalization and decreases in trading volumes and commission revenues as many customers reduced their trading activity. This was determined by management to be a triggering event for certain of the Company’s businesses and resulted in the Company being required to assess the carrying amount and recoverability of the goodwill related to those businesses. Certain reporting

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

units did not have a triggering event as they were relatively unaffected by the August 1, 2012 events. These events also indicated that certain of the Company’s amortizable intangible assets may not be recoverable.

The intangible asset impairment assessment performed in the third quarter of 2012 indicated that the intangible assets in the Company’s DMM, asset management and reverse mortgage businesses were impaired, and that the fair value of such intangible assets was less than the book value. As a result, the Company recorded an impairment charge of $15.3 million during the third quarter of 2012 comprising $11.9 million of trading rights related to the Company’s DMM business and $3.4 million of customer relationships related to the Company’s asset management business. During the third quarter of 2012 the Company also recorded a charge of $1.4 million related to the abandonment of intangible assets related to the Company’s reverse mortgage business.

The goodwill impairment assessment performed as a result of the August 1, 2012 triggering event, indicated that the fair value of goodwill within the institutional fixed income and asset management reporting units was less than their book values and as a result the Company recorded an impairment charge of $126.4 million during the third quarter of 2012 comprising goodwill of $114.3 million and $12.1 million related to the institutional fixed income and asset management reporting units, respectively.

As a result of a corporate restructuring the Company wrote off goodwill of $1.0 million in the Corporate and Other segment during the third quarter of 2011.

No other events occurred in 2012 or 2011 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

The following table summarizes the Company’s Goodwill as of September 30, 2012 and December 31, 2011 by segment (in thousands):

	September 30, 2012	December 31, 2011
Market Making	$24,727	$24,727
Institutional Sales and Trading	21,376	147,736
Electronic Execution Services	165,380	165,380
Corporate and Other	7,117	-

Total	$218,600	$337,843

In 2012, the Company recorded goodwill of $7.1 million as a result of the acquisition of certain assets and assumption of certain liabilities of the former futures division of Penson.

Intangible assets primarily represent client relationships and are amortized over their estimated remaining useful lives, the majority of which have been determined to range from one to 18 years. The weighted average remaining life of the Company’s intangible assets at September 30, 2012 and December 31, 2011 is approximately 10 and 11 years, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following tables summarize the Company’s Intangible assets, net of accumulated amortization as of September 30, 2012 and December 31, 2011 by segment and type (in thousands):

	September 30, 2012	December 31, 2011
Market Making
Trading rights	$11,769	$25,283
Other	43	-

Total	11,812	25,283

Institutional Sales and Trading
Customer and broker relationships	17,591	24,165
Trade names	1,275	1,350
Other	325	3,905

Total	19,191	29,420

Electronic Execution Services
Customer and broker relationships	23,886	26,730
Trade names	5,867	6,207
Other	3,979	5,249

Total	33,732	38,186

Corporate and Other
Customer and broker relationships	3,435	-

Total	3,435	-

Consolidated Total	$68,170	$92,889

In 2012, the Company recorded intangible assets of $3.5 million as a result of the acquisition of certain assets and assumption of certain liabilities of the former futures division of Penson.

		September 30, 2012	December 31, 2011
Customer and broker relationships(1)	Gross carrying amount	$94,200	$93,600
	Accumulated amortization	(49,288)	(42,705)

	Net carrying amount	44,912	50,895

Trading rights(2)	Gross carrying amount	15,520	28,520
	Accumulated amortization	(3,751)	(3,237)

	Net carrying amount	11,769	25,283

Trade names(3)	Gross carrying amount	9,800	9,800
	Accumulated amortization	(2,658)	(2,243)

	Net carrying amount	7,142	7,557

Other(4)	Gross carrying amount	13,960	18,761
	Accumulated amortization	(9,613)	(9,607)

	Net carrying amount	4,347	9,154

Total	Gross carrying amount	133,480	150,681
	Accumulated amortization	(65,310)	(57,792)

	Net carrying amount	$68,170	$92,889

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1)	Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Libertas, Urban, Astor and Penson Futures acquisitions. The weighted average remaining life is approximately 11 years as of September 30, 2012 and 10 years as of December 31, 2011. Lives may be reduced depending upon actual retention rates.
(2)	Trading rights provide the Company with the rights to trade on certain exchanges. The gross and net carrying amounts were reduced in the third quarter of 2012 by $13.0 million and $11.9 million, respectively as a result of the impairment assessment described above. The weighted average remaining life is approximately 8 years as of September 30, 2012 and 14 years as of December 31, 2011.
(3)	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Urban. The weighted average remaining life is approximately 14 years as of both September 30, 2012 and December 31, 2011.
(4)	Other primarily includes technology and non-compete agreements acquired by the Company. The gross and net carrying amounts were reduced in the third quarter of 2012 by $7.8 million and $4.8 million, respectively as a result of the impairment assessment described above. The weighted average remaining life is approximately three years as of September 30, 2012 and two years as of December 31, 2011.

The following table summarizes the Company’s amortization expense relating to Intangible assets (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Amortization expense	$3,695	$3,965	$11,595	$11,866

As of September 30, 2012, the following table summarizes the Company’s estimated amortization expense for the following future periods (in thousands):

Amortization expense
Three months ended December 31, 2012	$3,338
For the year ended December 31, 2013	11,539
For the year ended December 31, 2014	9,720
For the year ended December 31, 2015	7,565
For the year ended December 31, 2016	4,718

11.    Long-Term Debt

The Company’s Long-term debt is recorded at amortized cost. The carrying value and fair value of such Long-term debt as of September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Credit Agreement	$100,000	$100,000	$100,000	$100,000
Convertible Notes	335,089	309,589	324,338	287,505

Total	435,089	409,589	424,338	387,505
Less: Current portion recorded in Accrued expenses and other liabilities	25,000	25,000	-	-

Total Long-term debt	$410,089	$384,589	$424,338	$387,505

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

Term Credit Agreement

The proceeds of the Term Credit Agreement are being used for general corporate purposes. As of September 30, 2012, the Company has borrowed all the funds under the Term Credit Agreement. Borrowings under the Term Credit Agreement bear interest at variable rates as determined at the Company’s election, at LIBOR or a base rate, in each case, plus an applicable margin of (a) for each LIBOR loan, 2.50% or 3.00% per annum or (b) for each base rate loan, 1.50% or 2.00% per annum (in each case, depending on the Company’s leverage ratio). As of September 30, 2012, the interest rate was 2.72% per annum, which is based on the one month LIBOR rate plus 2.50%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus (a) for each Borrowing Base A Loan, a margin of 1.50% per annum and (b) for each Borrowing Base B Loan a margin of 2.00% per annum. Interest is payable quarterly. On August 6, 2012, the Company drew down $200.0 million under the Revolving Credit Agreement for both a Borrowing Base A and Borrowing Base B Loan and repaid the full amount of each loan on August 7, 2012. As of September 30, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolving Credit Agreement.

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

Among other restrictions, the Credit Agreements include customary representations, warranties, affirmative and negative covenants related to (a) liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio and a liquidity ratio, as well as requirements for maintaining minimum levels of tangible net worth and regulatory capital, and (c) restrictions on investments, dispositions and other restrictions and events of default customary for financings of these types. As of September 30, 2012, the Company was in compliance with all covenants under the Credit Agreements.

In connection with the Credit Agreements, the Company incurred issuance costs of $2.2 million. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are being amortized over the term of the Credit Agreements.

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

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are expected generally to reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by the Company upon the cash conversion of the Notes under certain conditions. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and is accounted for as derivative instruments under GAAP. As of September 30, 2012, the fair value of the purchased call options was $0.1 million.

In connection with the sale of the Notes, the Company also entered into separate warrant transactions with the option counterparties whereby the Company sold to the option counterparties, for $15.0 million, warrants (the “warrants”) to purchase shares of the Company’s Class A common stock, subject to adjustments, at a strike price of $24.10 per share, which represents a premium of approximately 100% over the closing price of the Company’s Class A common stock on March 15, 2010. The warrants are net share settled, meaning that the Company will issue a number of shares per warrant having a value equal to the difference between the share price at each warrant expiration date and the strike price; however, at the discretion of the Company, the Company may elect to settle the warrants in cash. If the market price per share of the Company’s Class A common stock exceeds the strike price of the warrants over the warrants’ exercise period and the Company elects net share settlement, the warrants would have a dilutive effect on the Company’s Class A common stock. The warrants may not be exercised prior to the maturity of the Notes. The warrants have been recorded as Additional paid-in capital in the Consolidated Statements of Financial Condition. The warrants also meet the criteria of derivative instruments under GAAP; however, because the warrants are indexed to the Company’s Class A common stock and are recorded within Equity in the Consolidated Statements of Financial Condition, the warrants are exempt from the scope and fair value provisions of GAAP related to accounting for derivative instruments.

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of September 30, 2012, the fair value of the embedded conversion derivative was $0.1 million.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $8.5 million. The issuance costs are being recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the term of the Notes.

The Company recorded expenses with respect to the Long-term debt as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Interest expense	$7,640	$7,380	$22,685	$20,450
Amortization of debt issuance cost(1)	743	780	2,301	1,630
Commitment fee(1)	125	128	401	128

Total	$8,508	$8,288	$25,387	$22,208

(1)	Included in Other expense on the Consolidated Statements of Operations.

12.    Related Parties

As a result of the August 6, 2012 recapitalization, as of September 30, 2012, three investors held more than 10% of the Class A common stock plus Series A Shares on a fully converted basis and therefore are considered related parties.

The Company interacts with these three investors as part of its normal day-to-day operations. It earns revenues, incurs expenses and maintains balances with these related parties or their affiliates on a regular basis. As of the date and period indicated below, the Company had the following balances and transactions with the related parties or their affiliates as follows (in thousands):

Statement of Operations	For the period August 6, 2012 to September 30, 2012
Revenues
Commissions and fees	$77
Net trading revenue	406
Interest, net	16

Total revenues with related parties	$499

Expenses
Execution and clearance fees	$12
Interest expense	133

Total expenses with related parties	$145

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Statement of Financial Condition	As of September 30, 2012
Assets
Securities borrowed	$47,269
Other assets	$4,425

Liabilities
Securities loaned	$37,023
Payable to brokers, dealers and clearing organizations	$56
Accrued expenses and other liabilities	$5,936

The Company paid a total of $22.6 million in fees to related parties in connection with the August 6, 2012 recapitalization which was recorded as a reduction of the proceeds from the $400.0 million convertible preferred share offering. In the ordinary course of business, the Company enters into foreign exchange contracts with related parties.

13.    Stock-Based Compensation

The Knight Capital Group, Inc. 2010 Equity Incentive Plan (“2010 Plan”) was established to provide long-term incentive compensation to employees and directors of the Company. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, stock appreciation rights, restricted stock and restricted stock units (collectively, the “awards”), as defined by the 2010 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the 2010 Plan also limits the number of awards that may be granted to a single individual. The 2010 Plan replaced prior stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical stock plans. However, the terms and conditions of any outstanding equity grants under the historical stock plans were not affected. As of September 30, 2012, the Company has not issued any stock appreciation rights. In addition, the Company established the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”) (along with the 2010 Plan, the “Stock Plans”) which is used under limited circumstances for equity grants to new hires. The Company did not issue any awards pursuant to the Inducement Plan in 2012 or 2011.

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

Under the terms of our prior stockholder-approved equity plans (excluding the 2010 Plan), accelerated vesting of unvested equity awards is triggered upon a change-in-control which is generally defined, amongst other things, as the acquisition by any one person of 20% or more of the Company’s voting stock. Subsequent to the Company’s issuance of Series A Shares on August 6, 2012, one of the investors exceeded the 20% ownership threshold on an as-converted basis, which resulted in the accelerated vesting

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

of unvested grants held by employees under these historical plans. The affected equity awards were generally granted from December 2009 through March 2010, and generally would have vested between December 2012 and March 2013. The accelerated vesting resulted in additional stock-based compensation of $1.6 million in the third quarter of 2012. Each of our Named Executive Officers and Section 16 reporting persons previously executed letters waiving the acceleration of vesting triggered by this change-in-control for any unvested awards held by them under the prior historical plans as of such date.

Restricted Shares and Restricted Stock Units

Eligible employees and directors may receive restricted shares and/or restricted stock units (collectively “restricted awards”) as a portion of their total compensation. The majority of restricted awards vest ratably over three years. The Company has also issued restricted awards that vest based upon the market price of Knight’s Class A common stock reaching a certain price for a specified period of time, however no such awards were granted in 2012 or 2011. The Company has the right to fully vest employees and directors in their restricted stock units upon retirement and in certain other circumstances.

The Company measures compensation cost related to restricted awards based on the fair value of the Company’s Class A common stock at the date of grant. Compensation expense relating to restricted awards, primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which was recorded in Income tax (benefit) expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Stock award compensation expense	$13,615	$13,480	$41,327	$40,939

Income tax benefit	$4,765	$5,284	$14,464	$16,048

The following table summarizes restricted awards activity during the nine months ended September 30, 2012 (shares and units in thousands):

	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1, 2012	307	$16.20	7,716	$14.33
Granted	21	13.09	4,268	12.45
Vested	(234)	16.32	(3,072)	15.00
Forfeited	(11)	15.74	(460)	13.17

Outstanding at September 30, 2012	83	$15.12	8,452	13.34

There is $60.8 million of unamortized compensation related to unvested restricted awards outstanding at September 30, 2012. The cost of these unvested restricted awards is expected to be recognized over a weighted average life of 1.8 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s Class A common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility – estimate is based on several factors including implied volatility of market-traded options on the Company’s Class A common stock on the grant date and the volatility of the Company’s Class A common stock; and (3) expected option life – estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. The Company did not grant any options in 2012 or 2011.

Compensation expense relating to stock options, which was recorded in Employee compensation and benefits, and the corresponding income tax benefit, which was recorded in Income tax (benefit) expense on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Stock option compensation expense	$572	$294	$1,066	$1,038

Income tax benefit	$200	$115	$373	$407

The following table summarizes stock option activity during the nine months ended September 30, 2012 (shares and units in thousands):

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2012	2,829	$13.48
Granted at market value	-	-
Exercised	(130)	8.77
Forfeited or expired	(94)	16.11

Outstanding at September 30, 2012	2,605	13.62

Exercisable at September 30, 2012	2,569	13.59

Available for future grants at September 30, 2012*	7,173

*	Represents both options and awards available for grant

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

There is $0.1 million of unrecognized compensation related to unvested stock options outstanding at September 30, 2012. The cost of these unvested awards is expected to be recognized over a weighted average life of 0.3 years.

14.    Income taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s actual income tax rate:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of U.S. federal income tax effect	0.8%	4.0%	0.5%	4.0%
Nondeductible charges and other, net	-0.5%	0.3%	-0.5%	0.2%

Actual income tax rate	35.3%	39.3%	35.0%	39.2%

At September 30, 2012, the Company had $1.0 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

As of September 30, 2012, the Company is subject to U.S. Federal income tax examinations for the tax years 2008 through 2011, and to non-U.S. income tax examinations for the tax years 2007 through 2011. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2011. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income or loss from continuing operations before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Interest expense and Interest, net, on the Consolidated Statements of Operations.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At September 30, 2012 and December 31, 2011, the Company had federal and state deferred tax assets related to temporary differences and tax loss carryforwards of $86.8 million and $26.2 million, respectively. Due to the losses generated in the third quarter of 2012, the Company currently is in a

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

three year cumulative loss position. The Company has a long standing history of sustainable profitability, and based on its forecasts it is expecting to return to profitability. A significant portion of the customer base has remained unchanged and the business has generally demonstrated a return to normality following the technology related losses of August 1, 2012, and the Company does not expect the loss to recur in the future. The goodwill and intangible asset impairment that the Company recorded in the third quarter of 2012 are related to businesses that have not performed well and are not reflective of any weakness in the Company’s electronic market making business, which has historically been its most profitable business. Based on the weight of the positive and negative evidences considered, management believes that it is more likely than not that it will be able to realize its deferred tax assets in the future and therefore has not established a valuation allowance against its net deferred tax assets for the period ended September 30, 2012.

As a result of the losses generated in the third quarter of 2012, it is likely that the Company will generate federal, state and local net operating losses for the year ending December 31, 2012.

A significant portion of our anticipated 2012 U.S. federal net operating loss will be eligible to be carried back against taxable income earned by the Company in 2010 and 2011, which will result in a refund of U. S. federal taxes that the Company previously paid in such years. Since the Company uses a calendar year for tax reporting purposes, it cannot calculate its taxable loss for the year ending December 31, 2012 until after the close of that period. For the nine months ended September 30, 2012, however, the Company estimates its taxable loss to be approximately $400.0 million.

The Company generated taxable income for 2010 and 2011 of approximately $338.0 million and paid U.S. federal income tax of approximately $118.0 million for these years. Based upon the estimated $400.0 million U.S. federal taxable loss for the nine months ended September 30, 2012, the Company would be able to carry $338.0 million of such loss back to 2010 and 2011 and the Company would be able to obtain a $118.0 million refund of U.S. federal income taxes. This $118.0 million benefit has been recorded within Income taxes receivable on the Company’s Consolidated Statements of Financial Condition as of September 30, 2012. The balance of the $173.6 million Income taxes receivable on the Company’s Consolidated Statements of Financial Condition as of September 30, 2012 also includes $55.6 million of refunds due the Company with respect to estimated taxes paid for the year ending December 31, 2012 and refunds due the Company with respect to earlier periods.

The portion of the $400.0 million loss that could not be carried back, approximately $70.0 million, would generate a U.S. federal net operating loss carryforward related to the nine months ended September 30, 2012. Including this estimated $70.0 million tax loss carryforward the Company had U.S. federal net operating loss carryforwards of approximately $100.0 million and $31.3 million at September 30, 2012 and December 31, 2011, respectively, of which $31.3 million resulted from acquisitions. The Company recorded related deferred income tax assets related to these net operating loss carryforwards of $35.1 million and $11.0 million as of September 30, 2012 and December 31, 2011, respectively. As of both periods, the Company recorded an offsetting valuation allowance of $7.0 million which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company’s ability to utilize its net operating losses (“NOL”) carryforwards that were

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

created during tax periods prior to the change in ownership. As a result of the Series A convertible preferred stock equity issuance, on August 6, 2012, the Company experienced an ownership change under Section 382 and therefore the rate of utilization of a portion of the Company’s NOL carryforwards will be limited. The Company does not believe this limitation will have a significant effect on the Company’s ability to utilize its anticipated federal NOL carryforward. The Company’s U.S. federal NOL carryforwards will begin to expire in 2019.

Net operating losses generally cannot be carried back for state income tax purposes, and as a result the Company had significant state and local net operating loss carryforwards as of September 30, 2012. The Company recorded a valuation allowance for substantially all of its anticipated state and local tax loss carryforwards as it is more likely than not that due to limitations on utilization in the particular jurisdictions in which the Company operates that the benefit of such items will not be realized.

At September 30, 2012, the Company had non-U.S. net operating loss carryforwards of $66.9 million as compared to $63.7 at December 31, 2011. The Company recorded foreign deferred tax assets of $17.4 million and $17.8 million related to these loss carryforwards as of September 30, 2012 and December 31, 2011, respectively, along with offsetting U.S. federal deferred tax liabilities of $17.4 million and $17.8 million for the expected future reduction in U.S. foreign tax credits associated with the use of the non-U.S. loss carryforwards. These non-U.S. net operating losses may be carried forward indefinitely.

15.    Restructuring, Writedown of Assets and Lease Loss Accrual

As discussed in footnote 10 “Goodwill and Intangible Assets”, in the third quarter of 2012 the Company recorded a non-cash impairment charge of $143.0 million, representing $126.4 of goodwill related to the institutional fixed income and asset management businesses and $16.7 million of intangible assets related to the Company’s DMM, asset management and reverse mortgage businesses.

In the third quarter of 2011, the Company undertook a corporate restructuring designed to lower operating expenses and improve financial performance. This restructuring comprised a reduction in workforce, a significant downsizing of its Hong Kong presence and discontinuing certain other initiatives. For the three and nine months ended September 30, 2011, the Company recorded a Restructuring charge of $28.6 million which affected all segments and comprised the following:

•	Employee severance and other employee benefit costs of $17.7 million;

•	Hong Kong asset writedown, lease and contract termination costs of $2.7 million; and

•	Capitalized software, intangible asset and goodwill writedown of $8.3 million.

Writedown of assets and lease loss accrual was $1.3 million and $2.3 million for the three and nine months ended September 30, 2011, respectively, related to excess real estate capacity.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

16.    Earnings Per Share

Basic loss or earnings per common share (“EPS”) have been calculated by dividing net loss income by the weighted average shares of Class A common stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised, restricted awards were to vest and preferred stock were to convert to Class A common stock.

The Series A Shares are participating securities and as a result the Company is required to calculate EPS under two class method whereby earnings are allocated to Class A common stock and Series A Shares as if all of the earnings for the period had been distributed. Since the Company recorded a net loss for the period ended September 30, 2012 the impact of the two class method would be antidilutive. The calculation of diluted EPS excludes the conversion of Series A Shares into Class A common stock and excludes options, restricted awards and Series A Shares that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 2.6 million and 1.8 million for the three months ended September 30, 2012 and 2011, respectively, and 1.8 million and 2.0 million for the nine months ended September 30, 2012 and 2011, respectively. The number of such restricted awards excluded was approximately 1.1 million for the three months ended September 30, 2012 and 2.8 million for the nine months ended September 30, 2012. The number of such Series A Shares excluded was approximately 129.1 million for the three months ended September 30, 2012 and 43.3 million for the nine months ended September 30, 2012. The computation of diluted shares can vary among periods due in part to the change in the average price of the Company’s Class A common stock.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,
	2012		2011
	Numerator / (net loss)	Denominator / shares	Numerator / net income	Denominator / shares
Net (loss) income	$(389,921)		$26,936
Dividend on convertible preferred shares	(1,051)		-
Deemed dividend related to beneficial conversion feature of convertible preferred shares	(373,364)		-

Net (loss) income attributable to common stockholders and shares used in basic calculations	$(764,336)	121,246	$26,936	91,564
Effect of dilutive stock based awards		-		2,276

(Loss) Income and shares used in diluted calculations	$(764,336)	121,246	$26,936	93,840

Basic (loss) earnings per share		$(6.30)		$0.29

Diluted (loss) earnings per share		$(6.30)		$0.29

	For the nine months ended September 30,
	2012		2011
	Numerator / (net loss)	Denominator / shares	Numerator / net income	Denominator / shares
Net (loss) income	$(353,525)		$74,999
Dividend on convertible preferred shares	(1,051)		-
Deemed dividend related to beneficial conversion feature of convertible preferred shares	(373,364)		-

(Loss) Income attributable to common stockholders and shares used in basic calculations	$(727,940)	101,044	$74,999	91,877
Effect of dilutive stock based awards		-		2,926

(Loss) Income and shares used in diluted calculations	$(727,940)	101,044	$74,999	94,803

Basic (loss) earnings per share		$(7.20)		$0.82

Diluted (loss) earnings per share		$(7.20)		$0.79

17.    Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during the three and nine months ended September 30, 2012 or 2011.

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

As previously mentioned, the Company experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in the Company’s broker-dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. The Company has since been named in two putative class actions and has received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the August 6, 2012 recapitalization. In addition, the Company and/or KCA are the subject of regulatory investigations. While the Company is unable to predict the outcome of any possible litigation or investigation related to the technology issue or the August 6, 2012 recapitalization, an unfavorable outcome in one or more of these matters could have a material adverse effect on the Company’s financial condition or ongoing operations. In addition, the Company expects to incur additional expenses in defending against litigation and in connection with investigations.

In the second quarter of 2012, the Company recorded pre-tax trading losses of $35.4 million related to the Facebook IPO. On August 1, 2012 Nasdaq’s proposed voluntary accommodation program (the “Accommodation Program”) was published in the Federal Register by the SEC. The Accommodation Program creates a fund for voluntary accommodations for qualifying Nasdaq members disadvantaged by problems that arose during the Facebook IPO. Under the Accommodation Program as proposed by Nasdaq, the Company would recover a portion of its pre-tax trading losses. The Accommodation Program, however, remains subject to SEC approval and there can be no assurance will be approved by the SEC or that the terms will not change from those proposed. As previously disclosed, there are no assurances that the Company will be able to recover its pre-tax trading losses relating to the Facebook IPO.

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense under the office leases was $4.9 million and $5.3 million for the three months ended September 30, 2012 and 2011, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations. For the nine months ended September 30, 2012 and 2011, rental expense under the office leases was $12.9 million and $15.1 million, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain employees. As of September 30, 2012, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in thousands):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
three months ending December 31 , 2012	$6,043	$527	$5,516	$-
Year ending December 31, 2013	23,444	2,170	21,274	8,941
Year ending December 31, 2014	22,480	1,987	20,493	-
Year ending December 31, 2015	21,696	1,813	19,883	-
Year ending December 31, 2016	21,309	1,856	19,453	-
Thereafter through August 31, 2023	100,061	2,816	97,245	-

	$195,033	$11,169	$183,864	$8,941

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. In the ordinary course of business, Knight Capital Group, Inc. has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

The Company has issued floating rate HECMs for which the borrowers have additional borrowing capacity of approximately $382.9 million as of September 30, 2012. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance available on a scheduled payments basis. As the issuer of these HECMs, the Company is under the obligation to fund this capacity upon the borrowers requesting such funds or such scheduled payments coming due, as applicable.

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

The following tables summarize the Company’s futures contract activity (in thousands):

		Fair Value of asset or (liability) as of
Futures Contracts	Consolidated Statements of Financial Condition Location	September 30, 2012	December 31, 2011
Notional Value	Not Applicable	$(175,284)	$(20,769)

Fair Value	(Payable to) Receivable from brokers, dealers and clearing organizations	$(399)	$895

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	Consolidated Statements of Operations Location	Gain (Loss) Recognized For the three months ended September 30,
Futures Contracts		2012	2011
Unrealized Gain (Loss)	Net trading revenue	$4,609	$(23,587)

	Consolidated Statements of Operations Location	Gain (Loss) Recognized For the nine months ended September 30,
Futures Contracts		2012	2011
Unrealized Gain (Loss)	Net trading revenue	$10,706	$(62,543)

19.    Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

As a market maker of equities and options, the majority of the Company’s securities transactions are conducted as principal or riskless principal with broker-dealers and institutional counterparties primarily located in the United States. The Company self-clears substantially all of its U.S. equity and option securities transactions. The Company clears a portion of its securities transactions through third party clearing brokers. Foreign transactions are settled pursuant to global custody and clearing agreements with major U.S. banks. Substantially all of the Company’s credit exposures are concentrated with its clearing brokers, broker-dealer and institutional counterparties. The Company’s policy is to monitor the credit standing of counterparties with which it conducts business.

Upon the acquisition of the futures business of Penson in June 2012 (see Footnote 20 “Acquisition”), the Company began providing execution, clearing and custody services in futures contracts and options on futures contracts to facilitate customer transactions on major U.S. and European futures and options exchanges. Customer activities may expose the Company to off-balance sheet risk in the event the customer is unable to fulfill its contracted obligation as the Company guarantees the performance of its customers to the respective clearing houses or other brokers. In accordance with regulatory requirements and market practice, the Company requires its customers to meet, at a minimum, the margin requirements established by each of the exchanges at which contracts are traded. Margin is a good faith deposit from the customer that reduces risk to the Company of failure by the customer to fulfill obligations under these contracts. The Company establishes customer credit limits and monitors required margin levels on a daily basis and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. Further, the Company seeks to reduce credit risk by entering into netting agreements with customers, which permit receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits and collateral held at September 30, 2012 were adequate to minimize the risk of material loss that could be created by positions held at that time.

In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company believes the risk of significant loss is minimal.

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

20.    Acquisition

Penson Futures

On June 1, 2012, the Company completed the acquisition of certain assets and assumption of certain liabilities of Penson Futures, the futures division of Penson for $5.0 million in cash and a potential earn-out based on future performance valued at $8.4 million. Goodwill and intangible assets recognized upon the closing of the transaction amounted to $10.6 million. All of the goodwill from this transaction is expected to be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash	$5,000
Fair value of earn-out	8,400

Recorded purchase price	$13,400

Cash	$1,928
Segregated cash and securities	100,545
Receivable from brokers, dealers and clearing organizations	360,494
Goodwill	7,117
Intangible assets	3,500
Other assets	24,604
Payable to customers	(472,197)
Accrued expenses and other liabilities	(12,591)

Purchase of business	$13,400

Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

21.    Business Segments

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Institutional Sales and Trading	Electronic Execution Services	Corporate and Other	Consolidated Total
For the three months ended September 30, 2012:
Revenues	$(341,154)	$101,719	$34,778	$14,819	$(189,838)
Pre-tax earnings	(451,964)	(140,807)	6,267	(16,356)	(602,860)
Total assets	1,363,992	4,467,878	379,350	2,374,634	8,585,854

For the three months ended September 30, 2011:
Revenues	$204,879	$145,440	$45,088	$2,034	$397,442
Pre-tax earnings	69,188	(15,552)	13,838	(23,030)	44,444
Total assets	2,130,021	2,655,021	271,948	2,003,485	7,060,475

For the nine months ended September 30, 2012:
Revenues	$(75,499)	$353,654	$122,287	$47,999	$448,441
Pre-tax earnings	(400,901)	(133,639)	29,882	(38,847)	(543,505)
Total assets	1,363,992	4,467,878	379,350	2,374,634	8,585,854

For the nine months ended September 30, 2011:
Revenues	$517,105	$407,697	$127,347	$11,051	$1,063,200
Pre-tax earnings	171,729	(27,211)	37,007	(57,544)	123,982
Total assets	2,130,021	2,655,021	271,948	2,003,485	7,060,475

Included in Market Making revenues for the three and nine months ended September 30, 2012 is a trading loss of $457.6 million related to the August 1st technology issue.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Included in Pre-tax earnings for the three and nine months ended September 30, 2012 is a writedown of assets of $143.0 million which includes $11.9 million for Market Making and $131.1 million for Institutional Sales and Trading. Additionally, the Corporate and Other segment includes $3.5 million in professional fees related to the August 1st technology issue.

Included in revenues for the nine months ended September 30, 2012 is a Facebook IPO trading loss of $35.4 million which includes $26.0 million for Market Making and $9.4 million for Institutional Sales and Trading.

Included in revenues for the nine months ended September 30, 2012 in the Corporate and Other segment is a gain on a strategic investment of $10.0 million.

Included in expenses for the three and nine months ended September 30, 2011 is a Restructuring charge of $28.6 million which includes $0.5 million for Market Making, $23.9 million for Institutional Sales and Trading, $0.4 million for Electronic Execution Services, and $3.8 million for Corporate and Other.

Total assets do not include assets within discontinued operations of $2.4 million at September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our audited Consolidated Financial Statements and notes for the year ended December 31, 2011 included in our Current Report on Form 8-K dated August 6, 2012 as filed with the U.S. Securities and Exchange Commission (“SEC”). On August 6, 2012, we entered into a securities purchase agreement where we raised $400.0 million in equity financing through a convertible preferred share offering with several investors. The Form 8-K filed on this date updated the historical consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 by revising the order of presentation of the Company’s Consolidated Statement of Comprehensive Income and Consolidated Statements of Changes in Equity. This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K for the year ended December 31, 2011, our Quarterly Report on Form 10-Q for the period ended June 30, 2012 and herein. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document, in our Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and “Risk Factors” in Part II and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with the August 1, 2012 technology issue that resulted in the Company’s broker-dealer subsidiary, Knight Capital Americas LLC (“KCA”), sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to the Company’s capital structure and business as well as actions taken in response thereto and consequences thereof, risks associated with the Company’s ability to recover all or a portion of the damages that are attributable to the manner in which NASDAQ OMX handled the Facebook IPO, risks associated with changes in market structure, legislative, regulatory or financial reporting rules, risks associated with the Company’s changes to its organizational structure and management and the costs, integration, performance and operation of businesses previously acquired or developed organically, or that may be acquired or developed organically in the future. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the SEC including, without limitation, those detailed under “Certain Factors Affecting Results of Operations” within MD&A herein and under “Risk Factors” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other reports or documents the Company files with, or furnishes to, the SEC from time to time. This information should also be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

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

•

Corporate and Other – Our Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support our other segments such as self-clearing services, including securities lending activities. Beginning in the second quarter of 2012, our Corporate and Other segment includes our futures commission merchant (“FCM”) which comprises certain assets and liabilities which we acquired or assumed from the futures division of Penson Financial Services, Inc. on June 1, 2012. This business primarily provides futures execution, clearing and custody services to facilitate transactions among brokers, institutions and non-clearing FCMs on major U.S. and European futures and options exchanges.

The following table sets forth: (i) Revenues; (ii) Expenses; and (iii) Pre-tax earnings or loss from our segments and on a consolidated basis (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Market Making
Revenues(1)(3)	$(341.2)	$204.9	$(75.5)	$517.1
Expenses(2)(5)	110.8	135.7	325.4	345.4

Pre-tax (loss) earnings	(452.0)	69.2	(400.9)	171.7

Institutional Sales and Trading
Revenues(3)	101.7	145.4	353.7	407.7
Expenses(2)(5)	242.5	161.0	487.3	434.9

Pre-tax loss	(140.8)	(15.6)	(133.6)	(27.2)

Electronic Execution Services
Revenues	34.8	45.1	122.3	127.3
Expenses(5)	28.5	31.3	92.4	90.3

Pre-tax earnings	6.3	13.8	29.9	37.0

Corporate and Other
Revenues(4)	14.8	2.0	48.0	11.0
Expenses(2)(5)	31.2	25.1	86.8	68.6

Pre-tax loss	(16.4)	(23.0)	(38.8)	(57.5)

Consolidated
Revenues	(189.8)	397.4	448.4	1,063.2
Expenses	413.0	353.0	991.9	939.2

Pre-tax (loss) earnings	$(602.9)	$44.4	$(543.5)	$124.0

*	Totals may not add due to rounding.
(1)	– Included in revenues for the three and nine months ended September 30, 2012 is a trading loss of $457.6 million related to the August 1st technology issue.
(2)	– Included in expenses for the three and nine months ended September 30, 2012 is a writedown of assets of $143.0 million which includes $11.9 million for Market Making and $131.1 million for Institutional Sales and Trading. Additionally, the Corporate and Other segment includes $3.5 million in professional fees related to the August 1st technology issue.
(3)	– Included in revenues for the nine months ended September 30, 2012 is a Facebook IPO trading loss of $35.4 million which includes $26.0 million for Market Making and $9.4 million for Institutional Sales and Trading.
(4)	– Included in revenues for the nine months ended September 30, 2012 is a gain on a strategic investment of $10.0 million.
(5)	– Included in expenses for the three and nine months ended September 30, 2011 is a Restructuring charge of $28.6 million which includes $0.5 million for Market Making, $23.9 million for Institutional Sales and Trading, $0.4 million for Electronic Execution Services, and $3.8 million for Corporate and Other.

Consolidated revenues for the three months ended September 30, 2012 decreased $587.3 million from the same period a year ago, while consolidated expenses increased $60.0 million. Consolidated pre-tax loss for the three months ended September 30, 2012 was $602.9 million as compared to consolidated pre-tax earnings of $44.4 million for the same period a year ago.

Consolidated revenues for the nine months ended September 30, 2012 decreased $614.8 million from the same period a year ago, while consolidated expenses increased $52.7 million. Consolidated pre-tax loss for the nine months ended September 30, 2012 was $543.5 million as compared to consolidated pre-tax earnings of $124.0 million for the same period a year ago.

On August 1, 2012, we experienced a technology issue at the open of trading at the NYSE. This issue was related to the installation of trading software and resulted in KCA sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from our systems, it resulted in trading losses and subsequent related costs of $461.1 million (“August 1, 2012 Loss”). This event was deemed a triggering event requiring us to assess the carrying amount and recoverability of our goodwill and intangible assets. As a result of this assessment, we recorded a non-cash impairment charge of $143.0 million, representing $126.4 million of goodwill related to our acquisitions of Libertas and Astor, and $16.7 million of intangible assets primarily related to our acquisitions of Astor, Kellogg and Urban.

On August 6, 2012 we raised $400.0 million in equity financing through a convertible preferred share offering with several investors. We incurred approximately $40.5 million in fees and costs related to the offering, resulting in net proceeds of $359.5 million. As a result of our ability to obtain these capital resources we no longer believe there is a substantial doubt in our ability to continue as a going concern.

In the second quarter of 2012, we recorded pre-tax trading losses of $35.4 million related to the Facebook IPO. On August 1, 2012 Nasdaq’s proposed voluntary accommodation program (the “Accommodation Program”) was published in the Federal Register by the SEC. The Accommodation Program creates a fund for voluntary accommodations for qualifying Nasdaq members disadvantaged by problems that arose during the Facebook IPO. Under the Accommodation Program as proposed by Nasdaq, we would recover a portion of our pre-tax trading losses. The Accommodation Program, however, remains subject to SEC approval and there can be no assurance will be approved by the SEC or that the terms will not change from those proposed. As previously disclosed, there are no assurances that we will be able to recover our pre-tax trading losses relating to the Facebook IPO.

The changes in our pre-tax earnings (loss) by segment from the three and nine months ended September 30, 2011 are summarized as follows:

•

Market Making – Our pre-tax losses from Market Making for the three and nine months ended September 30, 2012 were $452.0 million and $400.9 million, respectively, compared to pre-tax earnings of $69.2 million and $171.7 million, respectively, during the comparable periods in 2011. Excluding the $457.6 million effects of the August 1, 2012 Loss, which resulted in trading losses of $457.6 million, and subsequent review of our intangible assets that resulted in an $11.9 million writedown to intangible assets, and the second quarter 2012 $26.0 million trading loss related to the Facebook IPO, our pre-tax results from Market Making for the three and nine months ended September 30, 2012 decreased $51.7 million and $77.2 million, respectively, to pre-tax earnings of $17.5 million and $94.6 million, respectively. The reason for the decrease in results, excluding the noted items, was primarily a decrease in volumes, which were impacted by the August 1, 2012 technology issue as well as lower overall market volumes. The lower volumes had a negative impact on both our client and non-client quantitative trading models.

•

Institutional Sales and Trading – Our pre-tax losses from Institutional Sales and Trading for the three and nine months ended September 30, 2012 increased by $125.3 million and $106.4 million, respectively, from the comparable periods in 2011. Excluding the effects of the third quarter 2012 asset impairment assessment that resulted in a writedown of $131.1 million related to goodwill and intangible assets primarily within our institutional fixed income and asset management businesses and as well as the second quarter 2012 $9.4 million trading loss related to the Facebook IPO, our pre-tax results from Institutional Sales and Trading for the three and nine months ended September 30, 2012 improved by $5.9 million and $34.1 million, respectively, to a pre-tax loss of $9.7 million and pre-tax earnings of $6.9 million, respectively. The improvement in segment results, excluding the noted items, was primarily attributable to improved results from our reverse mortgage business, a decrease in guaranteed compensation in our fixed income business and the absence of restructuring costs offset, in part, by a decrease in client volumes as a result of the events surrounding the August 1 technology issue.

•

Electronic Execution Services – Our pre-tax earnings from Electronic Execution Services for the three and nine months ended September 30, 2012 decreased by $7.6 million and $7.1 million, respectively, from the comparable periods in 2011. The quarter over quarter and year over year decrease is primarily due to temporary lower volumes as a result of the August 1, 2012 Loss. By the end of the third quarter of 2012, volumes were substantially back to pre-August 1 levels.

•

Corporate and Other – Our pre-tax results from our Corporate and Other segment for the three months ended September 30, 2012 improved by $6.7 million from the comparable period in 2011. The improved results quarter over quarter is primarily due to a $5.3 million grant received in August 2012 from the State of New Jersey related to the Business Employment Incentive Program (“BEIP”) offset, in part, by higher professional fees related to the August 1, 2012 technology issue. Our pre-tax results from our Corporate and Other segment for the nine months ended September 30, 2012 improved by $18.7 million from the comparable period in 2011. The improved results year over year is primarily due to a $10.0 million gain related to a change in the tax status of a strategic investment accounted for under the equity method of accounting and a $5.3 million BEIP grant received in August 2012 offset, in part, by higher interest expense related to our long-term debt and securities lending activity and higher professional fees related to the August 1, 2012 technology issue.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, including, among other things, market conditions and the resulting volatility, credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our client market making and program trading portfolios; the performance of our non-client principal trading activities; movements of credit spreads; home equity conversion mortgages (“HECMs”) origination and HECM Mortgage Backed Securities (“HMBS”) securitization volumes; the overall size of our balance sheet and capital usage; further impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and trading infrastructure; costs associated with overall business growth; the effectiveness of our self-clearing and futures platforms and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; erroneous trade orders submitted by us on account of technology or other issues (such as occurred on August 1, 2012) and consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; legislative, legal, regulatory and financial reporting changes; legal, regulatory matters or proceedings; geopolitical risk; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

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

During the quarter ended September 30, 2012, volatility levels across equity markets decreased as compared to the previous quarter, while in the debt markets, credit spreads narrowed. Secondary trading volumes in the equity and fixed income markets were down significantly from prior periods. Overall, there are still concerns about global stability and growth, inflation and declining asset values.

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

•

There continues to be growth in electronic trading, as evidenced by increased volumes in direct market access platforms, algorithmic and program trading, high frequency trading and ECNs and dark liquidity pools. In addition, electronic trading continues to expand to other asset classes, including options, currencies and fixed income. The expansion of electronic trading may result in the growth of innovative electronic products and competition for order flow and may further reduce demand for traditional institutional voice services.

•

Market structure changes, competition and technology advancements have also led to a dramatic increase in electronic message traffic. These increases in message traffic place heavy strains on the technology resources, bandwidth and capacities of market participants.

•

There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress have asked the SEC and other regulators to take a close look at the regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators have stated that they will propose and adopt rules where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, indications of interest, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, co-location, market access, short sales, consolidated audit trails and market volatility rules (including, circuit breakers and limit-up, limit-down rules).

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

Professional fees consist primarily of legal, accounting and consulting fees.

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

Writedown of assets and lease loss accrual consist primarily of costs associated with the writedown of assets, primarily goodwill and intangible assets, and lease losses related to excess office space.

Other expenses include regulatory fees, corporate insurance, employment fees, partial month interest reserves associated with our Government National Mortgage Association (“GNMA”) issuances, and general office expense.

Three Months Ended September 30, 2012 and 2011

Revenues

Market Making

	For the three months ended September 30,		Change	% of Change
	2012	2011
Commissions and fees (millions)	$15.5	$41.2	$(25.8)	-62.4%
Net trading revenue (millions)	(353.5)	161.9	(515.4)	-318.3%
Interest, net (millions)	(3.2)	1.7	(4.9)	N/M

Total Revenues from Market Making (millions)	$(341.2)	$204.9	$(546.0)	-266.5%

U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)*	16.7	29.3	(12.6)	-42.8%
Average daily trades (thousands)*	2,507.5	4,189.6	(1,682.1)	-40.1%
Nasdaq and Listed shares traded (billions)*	37.9	60.6	(22.8)	-37.5%
FINRA OTC Bulletin Board and Other shares traded (billions)*	151.2	174.6	(23.4)	-13.4%
Average revenue capture per U.S. equity dollar value traded (bps)*	(3.29)	1.04	(4.34)	-415.5%
Average revenue capture per U.S. equity dollar value traded, excluding impact of August 1st technology issue (bps)**	1.04	1.04	(0.00)	0.0%

*	Represents new presentation for U.S. equity Market Making for all periods presented as described more fully in text below.
**	Statistic excludes $456.6 million in trading losses related to the August 1, 2012 technology issue.

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Market Making segment, which primarily comprises Net trading revenue from our domestic businesses, decreased to net negative revenues of $341.2 million for the three months ended September 30, 2012, from positive revenues of $204.9 million for the comparable period in 2011. Revenues for the three months ended September 30, 2012 were negatively impacted by the August 1, 2012 Loss which resulted in a $457.6 million trading loss and the effects that the August 1, 2012 Loss had on client volumes immediately after the event as well as a decrease in overall market volumes which drove down our average daily dollar volumes.

In the first quarter of 2012, we modified our quarterly revenue capture and monthly equity volume statistics in order to provide data specific to the U.S. equity market making activity within the Market Making segment. Our revenue capture and volume statistics previously also included U.S. institutional sales activity. Average revenue capture per U.S. equity dollar value traded was a loss of 3.29 basis points (“bps”) for the third quarter of 2012, down significantly from the third quarter of 2011. Excluding the impact of the August 1, 2012 Loss, average revenue capture per U.S. equity dollar value traded for the third quarter of 2012 remained unchanged at 1.04 bps from the comparable period in 2011. The primary driver for the stability in revenue capture was due in part to growth and enhancements to our trading models and infrastructure. Average revenue capture per U.S. equity market making dollar value traded is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees) (collectively “Domestic U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions. Domestic U.S. Equity Market Making Revenues for the three months ended September 30, 2012 were net negative $347.5 million, or positive $109.0 million excluding the impact of August 1, 2012 for the three months ended September 30, 2012, as compared to revenues of $195.8 million for the three months ended September 30, 2011.

Institutional Sales and Trading

	For the three months ended September 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$89.2	$119.8	$(30.6)	-25.5%
Net trading revenue (millions)	10.1	24.7	(14.6)	-58.9%
Interest, net (millions)	2.0	(6.5)	8.5	130.3%
Investment income and other, net (millions)	0.4	7.5	(7.1)	-94.7%

Total Revenues from Institutional Sales and Trading (millions)	$101.7	$145.4	$(43.7)	-30.1%

Totals may not add due to rounding.

Total revenues from the Institutional Sales and Trading segment, which primarily comprises Commissions and fees from institutional equities, ETFs, fixed income sales and reverse mortgage originations, decreased 30.1% to $101.7 million for the three months ended September 30, 2012, from $145.4 million for the comparable period in 2011. Revenues were negatively impacted by the significant slowdown in client activity as a result of the August 1, 2012 Loss offset, in part by increased revenues from our reverse mortgage business.

Electronic Execution Services

	For the three months ended September 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$34.9	$45.6	$(10.7)	-23.5%
Investment income and other, net (millions)	(0.1)	(0.5)	0.4	N/M

Total Revenues from Electronic Execution Services (millions)	$34.8	$45.1	$(10.3)	-22.9%

Average daily Knight Direct equity shares (millions)	174.8	196.7	(21.8)	-11.1%
Average daily Knight Hotspot FX notional dollar value traded ($ billions)*	24.1	32.2	(8.1)	-25.1%

Totals may not add due to rounding.

*	In the second quarter of 2012, Knight modified the reporting of Knight Hotspot FX notional dollar value traded volume to count one side of the transaction. The Company previously counted total client volume to include both sides of the transaction. The Company posts Knight Hotspot FX volume statistics each month to its web site, which has been updated to show one-sided volume statistics dating back to the beginning of 2010.

N/M – Not meaningful

Total revenues from the Electronic Execution Services segment, which primarily comprises Commissions and fees from agency execution activity, decreased 22.9% to $34.8 million for the three months ended September 30, 2012, from $45.1 million for the comparable period in 2011. Revenues were negatively impacted by lower overall market volumes made more apparent post August 1, 2012; however, by the end of the quarter volumes were substantially back to pre-August 1, 2012 levels.

Corporate and Other

	For the three months ended September 30,
	2012	2011	Change	% of Change
Total Revenues from Corporate and Other (millions)	$14.8	$2.0	$12.8	628.5%

Total revenues from the Corporate and Other segment, which primarily represent interest income from our securities borrowing activity, gains or losses on strategic investments, and deferred compensation investments related to certain employees and directors, increased to $14.8 million for the three months ended September 30, 2012, from $2.0 million for the comparable period in 2011, primarily due to the $5.3 million BEIP grant received in August 2012, and from the first full quarter of revenues from our newly acquired futures business which we acquired in June 2012.

Expenses

Employee compensation and benefits expense decreased to $124.6 million for the three months ended September 30, 2012 from $157.2 million for the comparable period in 2011. The decrease on a dollar basis was primarily due to reduced bonus accruals and sales commissions expense related to the overall decrease and change in the mix of our revenues across businesses and a decrease in guaranteed compensation from our Institutional Sales and Trading segment. As a percentage of total revenue, excluding the effects of the August 1, 2012 Loss, Employee compensation and benefits increased to 46.6% for the three months ended September 30, 2012, from 39.6% for the comparable period in 2011. The increase as a percentage of revenues was primarily due to a decrease in revenues as well as additional compensation related to retention and acceleration of certain stock-based awards as a result of the recapitalization which resulted in additional stock-based compensation of $1.6 million in the third quarter of 2012.

The number of full time employees increased to 1,545 at September 30, 2012, from 1,391 at September 30, 2011, primarily due to the acquisition of our futures business and the expansion of our market making and reverse mortgage businesses. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability, and the number of employees.

Execution and clearance fees decreased to $46.7 million for the three months ended September 30, 2012, from $63.6 million for the comparable period in 2011. As a percentage of total revenue, excluding the effects of the August 1, 2012 Loss, execution and clearance fees increased slightly to 17.5% for the three months ended September 30, 2012, from 16.0% for the comparable period in 2011. This increase as a percentage of revenues was due to lower revenue base and the effect of lower volumes on tier-based pricing. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.

Payments for order flow decreased 12.6% to $20.1 million for the three months ended September 30, 2012, from $23.0 million for the comparable period in 2011. As a percentage of total revenue, excluding the effects of the August 1, 2012 Loss, payments for order flow increased to 7.5% for the three months ended September 30, 2012, from 5.8% for the comparable period in 2011. The increase as a percentage of revenues is due to lower revenue base and additional cost as we begin to regain market share. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, reverse mortgage loan production, client and product mix, profitability, and competition.

There was no restructuring charge for the three months ended September 30, 2012. The restructuring charge of $28.6 million for the three months ended September 30, 2011 is related to employee severance and other employee benefits, writedown of assets and lease and contract termination costs in connection with our plan to discontinue certain initiatives and decrease operating expenses.

Writedown of assets and lease loss accrual of $143.0 million for the three months ended September 30, 2012 relate to the impairment of goodwill and intangibles triggered by the August 1, 2012 Loss. Writedown of assets and lease loss accrual of $1.3 million for the three months ended September 30, 2011, related to excess real estate space.

All other expenses decreased by 0.9%, or $0.8 million, to $78.5 million for the three months ended September 30, 2012 from $79.3 million for the comparable period in 2011. Excluding the August 1, 2012 related professional fees of $3.5 million, all other expenses decreased by 5.4%, or $4.2 million, to $75.0 million for the three months ended September 30, 2012. Business development expense decreased due to fewer client related events. Other expenses decreased due to lower reserves associated with our GNMA issuances, offset in part by higher administrative expenses. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Interest expense increased primarily due to our increased securities lending activity and long-term debt. Professional fees increased due to higher consulting expenses and costs related to the August 1, 2012 Loss.

Our effective tax rate from continuing operations of 35.3% for the three months ended September 30, 2012, differed from the federal statutory rate of 35% primarily due to non-deductible charges. Our effective rate of 39.3% for the three months ended September 30, 2011 differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.

Nine Months Ended September 30, 2012 and 2011

Revenues

Market Making

	For the nine months ended September 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$60.9	$97.5	$(36.7)	-37.6%
Net trading revenue (millions)	(134.5)	413.3	(547.7)	-132.5%
Interest, net (millions)	(1.9)	6.3	(8.2)	N/M

Total Revenues from Market Making (millions)	$(75.5)	$517.1	$(592.6)	-114.6%

U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)*	19.9	26.0	(6.1)	-23.6%
Average daily trades (thousands)*	3,050.6	3,632.7	(582.1)	-16.0%
Nasdaq and Listed shares traded (billions)*	130.9	165.5	(34.6)	-20.9%
FINRA OTC Bulletin Board and Other shares traded (billions)*	489.3	757.2	(267.9)	-35.4%
Average revenue capture per U.S. equity dollar value traded (bps)*	(0.27)	1.00	(1.27)	-127.2%
Average revenue capture per U.S. equity dollar value traded, excluding impact of Facebook IPO and August 1st technology issue (bps)**	1.02	1.00	0.02	2.5%

*	Represents new presentation for U.S. equity Market Making for all periods presented as described more fully in text below.
**	Statistic for 2012 excludes $26.0 million in trading losses related to the Facebook IPO and $456.6 million in trading losses related to the August 1, 2012 technology issue.

Totals may not add due to rounding.

N/M – Not meaningful

Total revenues from the Market Making segment, which primarily comprises Net trading revenue from our domestic businesses, decreased to net negative revenues of $75.5 million for the nine months ended September 30, 2012, from positive revenues of $517.1 million for the comparable period in 2011. Revenues for the nine months ended September 30, 2012 were negatively impacted by $26.0 million of trading losses related to the Facebook IPO the $457.6 million August 1, 2012 Loss and the effects that the August 1, 2012 Loss had on client volumes immediately after the event as well as a decrease in overall market volumes, which drove down our average daily dollar volumes.

Average revenue capture per U.S. equity dollar value traded was a loss of 0.27 bps for the nine months ended September 30, 2012, down from the comparable period in 2011. Excluding the impact of August 1, 2012 Loss and Facebook IPO, average revenue capture per U.S. equity dollar value traded was 1.02 bps for the nine months ended September 30, 2012, up 2.5% from the comparable period in 2011. The primary driver for the increase in revenue capture excluding the impact of the August 1, 2012 Loss and the Facebook IPO loss was the growth and enhancements to our trading models and infrastructure. Domestic U.S. Equity Market Making revenues were net negative $101.3 million, or $381.2 million when excluding the impact of August 1, 2012 Loss and Facebook IPO for the nine months ended September 30, 2012, and $491.0 million for the nine months ended September 30, 2011.

Institutional Sales and Trading

	For the nine months ended September 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$310.5	$358.6	$(48.1)	-13.4%
Net trading revenue (millions)	44.8	51.7	(6.9)	-13.3%
Interest, net (millions)	(2.3)	(12.1)	9.8	81.1%
Investment income and other, net (millions)	0.7	9.5	(8.9)	-92.7%

Total Revenues from Institutional Sales and Trading (millions)	$353.7	$407.7	$(54.0)	-13.3%

Totals may not add due to rounding.

Total revenues from the Institutional Sales and Trading segment, which primarily comprises Commissions and fees from institutional equities, ETFs, fixed income sales and reverse mortgage originations, decreased 13.3% to $353.7 million for the nine months ended September 30, 2012, from $407.7 million for the comparable period in 2011. Revenues were negatively impacted by $9.4 million of trading losses related to the Facebook IPO and lower revenues from our capital markets and equity sales businesses, exacerbated by a slowdown in client activity as a result of the August 1, 2012 Loss as well as a decrease in overall market volumes offset, in part, by higher revenues from our reverse mortgage business

Electronic Execution Services

	For the nine months ended September 30,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$122.6	$128.4	$(5.8)	-4.5%
Investment income and other, net (millions)	(0.3)	(1.0)	0.7	N/M

Total Revenues from Electronic Execution Services (millions)	$122.3	$127.3	$(5.1)	-4.0%

Average daily Knight Direct equity shares (millions)	203.1	174.9	28.2	16.1%
Average daily Knight Hotspot FX notional dollar value traded ($ billions)*	26.7	30.4	(3.7)	-12.3%

Totals may not add due to rounding.

*	In the second quarter of 2012, Knight modified the reporting of Knight Hotspot FX notional dollar value traded volume to count one side of the transaction. The Company previously counted total client volume to include both sides of the transaction. The Company posts Knight Hotspot FX volume statistics each month to its web site, which has been updated to show one-sided volume statistics dating back to the beginning of 2010.

N/M – Not meaningful

Total revenues from the Electronic Execution Services segment, which primarily comprises Commissions and fees from agency execution activity, decreased 4.0% to $122.3 million for the nine months ended September 30, 2012, from $127.3 million for the comparable period in 2011. Revenues were negatively impacted by lower overall market volumes made more apparent post-August 1, 2012; however, by the end of the quarter volumes were substantially back to pre-August 1, 2012 levels.

Corporate and Other

	For the nine months ended September 30,
	2012	2011	Change	% of Change
Total Revenues from Corporate and Other (millions)	$48.0	$11.0	$37.0	334.4%

Total revenues from the Corporate and Other segment, which primarily represent interest income from our securities borrowing activity, gains or losses on strategic investments, and deferred compensation investments related to certain employees and directors, increased to $48.0 million for the nine months ended September 30, 2012, from $11.0 million for the comparable period in 2011. The primary drivers for the increase in revenues were a $10.0 million gain from a strategic investment that we account for under the equity method of accounting, the $5.3 million BEIP grant received in August 2012 and revenues from our newly acquired futures business which we acquired in June 2012. The $10.0 million investment gain represents our share of the investee’s net income which we recorded under the equity method of accounting which was due to an income tax benefit recognized by the investee that arose from a change in its tax status during 2010, but which was reported and disclosed to us in the second quarter of 2012.

Expenses

Employee compensation and benefits expense decreased to $402.8 million for the nine months ended September 30, 2012 from $446.3 million for the comparable period in 2011. As a percentage of total revenue, excluding the August 1, 2012 Loss, the Facebook IPO trading loss and the one-time $10.0 million investment gain from a strategic investment, Employee compensation and benefits increased to 43.2% for the nine months ended September 30, 2012, from 42.0% for the comparable period in 2011. The decrease on a dollar basis was primarily due to an overall decrease in revenues and profitability and change in the mix of our revenues across businesses as well as by a decrease in guaranteed compensation from our Institutional Sales and Trading segment.

Execution and clearance fees decreased to $153.2 million for the nine months ended September 30, 2012, from $175.8 million for the comparable period in 2011. Excluding the August 1, 2012 Loss, Facebook IPO trading loss and the one-time $10.0 million investment gain from a strategic investment, execution and clearance fees as a percentage of revenues decreased to 16.4% for the nine months ended September 30, 2012, from 16.5% for the comparable period in 2011. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.

Payments for order flow decreased 6.2% to $61.9 million for the nine months ended September 30, 2012, from $66.0 million for the comparable period in 2011. Excluding the August 1, 2012 Loss, the Facebook IPO trading loss and the one-time $10.0 million investment gain from a strategic investment, payments for order flow as a percentage of revenues increased to 6.7% for the nine months ended September 30, 2012, from 6.2% for the comparable period in 2011. The increase is due to lower revenue base and additional cost as we begin to regain market share. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, reverse mortgage loan production, client and product mix, profitability, and competition.

There was no restructuring charge for the nine months ended September 30, 2012. The restructuring charge of $28.6 million for the nine months ended September 30, 2011 is related to employee severance and other employee benefits, writedown of assets and lease and contract termination costs in connection with our plan to discontinue certain initiatives and decrease operating expenses. Writedown of assets and lease loss accrual of $143.0 million for the nine months ended

September 30, 2012 which relate to the impairment of goodwill and intangibles triggered by the August 1, 2012 Loss. Writedown of assets and lease loss accrual of $2.3 million for the nine months ended September 30, 2011 relate to excess real estate space.

All other expenses increased by 4.9%, or $10.8 million, to $231.0 million for the nine months ended September 30, 2012 from $220.2 million for the comparable period in 2011. Excluding August 1, 2012 related professional fees of $3.5 million, all other expenses increased by 3.3%, or $7.3 million to $227.5 million for the nine months ended September 30, 2012. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Interest expense increased primarily due to our increased securities lending activity and long-term debt. Professional fees increased due to higher consulting expenses and costs related to the August 1, 2012 Loss. Occupancy and equipment rentals expense decreased primarily due to the reduction in lease costs. Business development expense decreased due to fewer client related events. Other expenses decreased due to lower reserves associated with our GNMA issuances, offset, by higher administrative expenses.

Our effective tax rate from continuing operations of 35.0% for the nine months ended September 30, 2012, differed from the federal statutory rate of 35% primarily due to non-deductible charges. Our effective rate of 39.2% for the nine months ended September 30, 2011 differed from the federal statutory rate of 35% primarily due to state and local taxes and non deductible charges.

Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax Earnings.

We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. Selected financial information is included in our non-GAAP financial presentations for the three and nine months ended September 30, 2012. This information includes the effects due to the August 1, 2012 Loss, the writedown of goodwill and intangible assets, trading losses related to the Facebook IPO and a gain resulting from a change in the tax status of a strategic investment. We believe these presentations provide meaningful information to shareholders and investors as it provides comparability for our results of operations for the three and nine months ended September 30, 2012 with the results for the periods ended September 30, 2011. See schedules below for a full reconciliation of GAAP to non-GAAP financial presentations (in thousands):

Three months ended September 30, 2012	Market Making	Institutional Sales and Trading	Electronic Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Pre-Tax (Loss) Income	$(451,964)	$(140,807)	$6,267	$(16,356)	$(602,860)
August 1st trading loss and related costs	457,570	-	-	3,520	461,090
Writedown of assets	11,917	131,117	-	-	143,034

Non-GAAP Pre-Tax Income (Loss)	$17,522	$(9,690)	$6,267	$(12,836)	$1,263

*	Totals may not add due to rounding

Nine months ended September 30, 2012	Market Making	Institutional Sales and Trading	Electronic Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Pre-Tax (Loss) Income	$(400,901)	$(133,639)	$29,882	$(38,847)	$(543,505)
August 1st trading loss and related costs	457,570	-	-	3,520	461,090
Writedown of assets	11,917	131,117	-	-	143,034
Facebook IPO trading losses	25,975	9,385	78	-	35,438
Investment gain	-	-	-	(9,992)	(9,992)

Non-GAAP Pre-Tax Income (Loss)	$94,561	$6,863	$29,960	$(45,319)	$86,064

*	Totals may not add due to rounding

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of September 30, 2012 and December 31, 2011, we had $8.59 billion and $7.15 billion, respectively, in assets, a portion of which consisted of cash or assets readily convertible into cash as follows (in millions):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$420.8	$467.6
Financial instruments owned, at fair value:
Equities	1,170.8	1,416.1
U.S. government and Non-U.S. government obligations	57.8	44.3
Corporate debt	76.5	73.9
Mortgage-backed securities	112.4	16.4
Listed equity options	132.4	280.4
Collateralized agreements:
Securities borrowed	1,060.0	1,494.6
Receivables from brokers, dealers and clearing organizations	944.2	623.9

Total cash and assets readily convertible to cash	$3,975.0	$4,417.3

Totals may not add due to rounding.

Substantially all of the amounts disclosed in the table above can be liquidated to cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions as we saw following the August 1, 2012 Loss.

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

As of September 30, 2012 and December 31, 2011, $812.2 million and $798.2 million, respectively, of equities have been pledged as collateral to third-parties under financing arrangements.

Other assets primarily represent deposits and other miscellaneous receivables.

Total assets increased $1.43 billion, or 20.0%, from $7.15 billion at December 31, 2011 to $8.59 billion at September 30, 2012. The majority of the increase in assets relates to the growth of our financial instruments owned. Financial instruments owned increased by $1.33 billion, or 35.2%, from $3.78 billion at December 31, 2011, to $5.11 billion at September 30, 2012, primarily due to the $1.69 billion increase in securitized HECM loan inventory, which represents HECM loans that have been securitized into GNMA securities which have been sold to third parties but where the securitization is not accounted for as a sale under current accounting standards. Offsetting this increase is a decrease of approximately $280.0 million related to a net reduction in our trading inventory. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Receivable from brokers, dealers and clearing organizations increased by $320.3 million, from $623.9 million at December 31, 2011 to $944.2 million at September 30, 2012, due to increased deposits at third party clearing organizations including customer balances related to our futures business as well as timing relating to trade date versus settlement date differences. Securities borrowed decreased by $434.6 million, from $1.49 billion at December 31, 2011 to $1.06 billion at September 30, 2012. This decrease is related to the decrease in our trading inventory as well as the effect of reduced levels of business with some of our counterparties as a result of the August 1, 2012 Loss. Income taxes receivable increased $163.9 million from $9.8 million at December 31, 2011 to $173.6 million at September 30, 2012, primarily due to the August 1, 2012 Loss. Cash and securities segregated under federal and other regulations increased $126.8 million from $11.0 million at December 31, 2011 to $137.8 million at September 30, 2012, primarily due to the acquisition of our futures business.

Total liabilities increased $1.42 billion, or 24.9%, from $5.69 billion at December 31, 2011 to $7.11 billion at September 30, 2012. The majority of the increase in liabilities relates to increases in Collateralized financings and Payable to customers. Collateralized financings increased by $1.44 billion, or 49.7%, from $2.89 billion at December 31, 2011, to $4.32 billion at September 30, 2012 primarily due to the increased Liability to GNMA trusts, at fair value associated with the securitization of HECM loans into GNMA securities, where such securitization is not accounted for as a sale offset by a decrease in lending activity to facilitate transaction settlements relating to self-clearing. Financial instruments sold, not yet purchased decreased by $425.8 million, or 24.7%, from $1.72 billion at December 31, 2011, to $1.30 billion at September 30, 2012, primarily due to a decrease in the size of the securities inventory utilized in our equity market making and ETF activities and for trade execution services. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and is consistent with the decrease in our long securities position within our market making business. Payable to customers increased by $437.2 million, from $23.7 million at December 31, 2011 to $460.8 million at September 30, 2012, primarily due to the acquisition of our futures business. Accrued compensation expense decreased from $188.9 million at December 31, 2011 to $132.0 million at September 30, 2012 primarily as a result of the payment of 2011 incentive compensation offset, in part, by the accrual of current period incentive compensation.

Our Series A convertible preferred stock balance of $259.3 million is a result of our $400.0 million issuance of convertible preferred securities, which netted $359.5 million after $40.5 million in related fees. This initial balance was reduced by $100.5 million as a result of the conversion of a portion of the, Series A Shares into Class A common stock. Since the Series A Shares can become redeemable at the option of the holder upon the occurrence of certain merger or acquisition transactions or fundamental changes, which may not be solely within the control of the Company, the Series A Shares are classified as temporary equity on the Company’s Consolidated Statements of Financial Condition.

Stockholders’ equity decreased by $245.2 million, from $1.46 billion at December 31, 2011 to $1.22 billion at September 30, 2012. The decrease in stockholders’ equity from December 31, 2011 was primarily a result of the August 1, 2012 loss, offset in part by an increase of $100.5 million as a result of the aforementioned conversion of a portion of the Series A Shares into Class A common stock.

Liquidity and Capital Resources

Historically we have financed our business primarily through cash generated by operations, our long-term debt and other borrowings. As a result of the August 1, 2012 Loss, on August 6, 2012 we raised $400.0 million in equity financing through a convertible preferred share offering with several investors. We incurred approximately $40.5 million of fees and costs related to the offering, resulting in net proceeds of $359.5 million.

At September 30, 2012, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of $1.15 billion.

We have acquired several businesses over the last few years. In July 2010, we completed the acquisition of Urban Financial Group, Inc. (“Urban”) for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight Class A common stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.7 million. Urban achieved its first and second year performance targets as of July 31, 2011 and 2012, respectively. Therefore, the seller received $1.3 million split evenly between cash and unregistered shares of Knight common stock in each of those years. In June 2012, we completed the acquisition of certain assets and assumption of certain liabilities of Penson Futures, the futures division of Penson Financial Services, Inc. for $5.0 million in cash and a potential earn-out based on future performance with an estimated fair value of $8.4 million. We expect to fund the purchase price of any future acquisitions with our current cash position or, in some cases, through the issuance of our stock or debt.

We had net loss of $389.9 million for the three months ended September 30, 2012 and net income of $26.9 million for the three months ended September 30, 2011. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation and amortization, and writedown of assets. Stock-based compensation was $14.2 million and $10.7 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation and amortization expense was $11.9 million and $13.7 million for the three months ended September 30, 2012 and 2011, respectively. Non-cash writedown of assets were $143.0 million for the three months ended September 30, 2012 which related to goodwill and intangible assets. There were no non-cash writedowns for the three months ended September 30, 2011.

Capital expenditures were $8.4 million and $9.9 million during the three months ended September 30, 2012 and 2011, respectively. Purchases of investments were $5.5 million and $3.4 million and distributions from investments were $10.3 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively. There were no payments relating to acquisitions of businesses, trading rights and other items for the three months ended September 30, 2012. Cash payment relating to purchase of business, net of cash acquired for the three months ended September 30, 2011 was $0.6 million which related to the first year of Urban earn-out.

In March 2010, we issued Cash Convertible Senior Subordinated Notes (“Notes”) with a face amount of $375.0 million in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the termination and required repayment of the borrowings under our previous $140.0 million credit agreement including accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. For the three months ended September 30, 2012 and 2011, we recognized interest expense related to the Notes of $6.9 million and $6.7 million, respectively.

In June 2011, we entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with the same consortium of banks. As of September 30, 2012, the Company has borrowed all the funds under the Term Credit Agreement and the interest rate was 2.75% per annum, which is based on the one month LIBOR rate plus 2.50%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014. For the three months ended September 30, 2012, we recognized interest expense related to the Term Credit Agreement of $0.7 million.

In June 2011, we also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement”) with Knight Execution & Clearing Services LLC and Knight Capital Americas, L.P., as borrowers, with a consortium of banks. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus a margin ranging from 1.50% – 2.00% per annum. Interest is payable quarterly. In June 2012, we renewed our Revolving Credit Agreement with substantially the same consortium of banks on substantially the same terms and conditions as the Revolving Credit Agreement. In August 2012, we drew down the full $200.0 million available under our Revolving Credit Agreement and repaid in full by the next business day. As of September 30, 2012, and December 31, 2011 there were no outstanding borrowings under the Revolving Credit Agreement. We are charged an annual commitment fee of 0.25% on the average daily amount of the unused portion of the Revolving Credit Agreement. For the three months ended September 30, 2012, we recorded $0.1 million in commitment fees.

In August 2012, we raised $400.0 million in equity financing through a convertible preferred share offering with several investors. Under the terms, we sold 400,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share. We incurred approximately $40.5 million of fees and costs related to the issuance resulting in net proceeds of $359.5 million. Dividends on the Series A Shares accrue daily and are payable on a cumulative basis, as and if declared by the Board of Directors, in cash at a rate per annum equal to 2%. Declared dividends on the Series A Shares are payable quarterly, in arrears, on each January 15, April 15, July 15 and October 15, with the first dividend paid on October 15, 2012 of $1.1 million.

See Footnote 11 “Long-Term Debt” and Footnote 4 “Series A Convertible Preferred Stock” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding the Notes, Term Credit Agreement and Revolving Credit Agreement; and Series A Convertible Preferred Stock, respectively.

We declared a cash dividend at the end of September 2012 for holders of our Series A convertible preferred stock totaling $1.1 million, which was paid in October 2012. See Footnote 4 “Series A Convertible Preferred Stock,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding our August 6, 2012 equity financing.

We have an authorized stock repurchase program of $1.00 billion. We did not repurchase any shares under the stock repurchase program during the third quarter of 2012. Through September 30,

2012, we had repurchased 76.7 million shares for $879.1 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. The terms of our Series A-1 Cumulative Perpetual Convertible Preferred Stock terms prohibit us from repurchasing any shares if dividends on such shares are in arrears. We had 181.5 million shares of Class A common stock outstanding as of September 30, 2012.

Our U.S. registered broker-dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and futures commission merchants (“FCM”) and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of September 30, 2012, our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for the following regulated U.S. broker-dealer subsidiary at September 30, 2012, as reported in their respective regulatory filings (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas LLC	$289.3	$20.7	$268.6

Effective as of the close of business on June 30, 2012, we merged our broker-dealer subsidiary Knight Capital Americas, L.P. into Knight Execution & Clearing Services LLC (“KECS”) with KECS as the surviving entity and only U.S. broker-dealer. KECS was then immediately renamed Knight Capital Americas LLC and remains an indirect, wholly-owned subsidiary of Knight Capital Group, Inc.

Our foreign registered broker-dealers are subject to certain financial resource requirements of either the Financial Services Authority (“FSA”) or the Securities and Futures Commission (“SFC”). The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at September 30, 2012 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$125.7	$34.7	$91.0

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

As discussed in Footnote 11 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q, we entered into purchased call options and recorded an embedded conversion derivative concurrent with our issuance of the Notes. The fair value of these options and derivative are determined using an option pricing model based on observable inputs such as implied volatility of our common stock, risk-free interest rate, and other factors and, as such, are classified within Level 2 of the fair value hierarchy.

Our loan inventory including securitized HECM loan inventory, foreign currency forward contracts, investment in the Deephaven Funds, deferred compensation investments and certain mortgage-backed securities are also classified within Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of September 30, 2012 and December 31, 2011, we did not hold any financial instruments that met the definition of Level 3.

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

Goodwill

Goodwill of $218.6 million at September 30, 2012 primarily relates to our Institutional Sales and Trading and Electronic Execution Services segments. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. We performed our annual test for impairment of goodwill in the second quarter of 2012 and determined that goodwill was not impaired at that time. Subsequent to that annual impairment test, we experienced a technology issue on August 1, 2012 which resulted in a substantial trading loss and required us to reassess goodwill for impairment and resulted in a writedown of goodwill totaling $143.0 million.

Intangible Assets

Intangible assets, less accumulated amortization, of $68.2 million at September 30, 2012 are primarily attributable to our Institutional Sales and Trading and Electronic Execution Services segments. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from two to 18 years. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. On August 1, 2012 we incurred a technology issue which resulted in a substantial trading loss. Consequently we assessed our amortizable intangibles assets for impairment and recorded a writedown of intangible assets totaling $16.7 million.

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

Accounting Standards Updates

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that requires additional disclosures about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than the change in disclosures, we have determined that the adoption of this ASU will not have an impact on our Consolidated Financial Statements.

In July 2012 the FASB issued an ASU, which allows a company to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. This ASU simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual impairment tests, or more frequently if deemed appropriate, performed in fiscal years beginning after September 15, 2012; however, early adoption is permitted. We are currently evaluating the impact, if any that this ASU will have on our Consolidated Financial Statements.

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

For working capital purposes, we invest in money market funds and government securities or maintain interest-bearing balances at banks and in our trading accounts with clearing brokers, which are classified as Cash and cash equivalents and Receivable from brokers, dealers and clearing organizations, respectively, on the Consolidated Statements of Financial Condition. These financial instruments do not have maturity dates; the balances are short-term in nature and are subject to daily repricing, which helps to mitigate our market risks. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations. These balances are monitored daily and are not material to our overall cash position.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a significantly lesser extent, listed equity options and fixed income products. The fair value of these financial instruments at September 30, 2012 and 2011 was $1.55 billion and $ 2.29 billion, respectively, in long positions and $1.29 billion and $1.83 billion, respectively, in short positions. Excluding the impact of hedges, the potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $25.7 million and $46.3 million as of September 30, 2012 and 2011, respectively, due to the offset of gains in short positions against losses in long positions.

Operational Risk

Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures or human errors. For example, on August 1, 2012, at the open of trading at the NYSE, we experienced a technology issue related to the installation of trading software which resulted in our sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As a result of this technology issue, we incurred a pre-tax loss of $461.1 million which principally relates to trading losses. Following August 1, 2012, we commenced an internal review into such event and associated controls and intend to take appropriate remedial measures based on the findings of such review.

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

Our liquidity pool comprises the following (in millions):

	September 30, 2012	December 31, 2011
Liquidity pool composition
Cash held at banks	$45.0	$33.3
Money market and other highly liquid investments	280.4	200.6

Total liquidity pool	$325.4	$233.9

Cash and other highly liquid investments held by subsidiary entities	$95.4	$233.7

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

As a result of the technology issue on August 1, 2012, we have become subject to regulatory reviews and litigations by parties, including our shareholders, related to the technology issue. See “Legal Proceedings” in Part II, Item 1 herein.

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

As previously mentioned, we experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in our broker-dealer subsidiary, Knight Capital Americas LLC (the “firm”), sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As noted below, we have since been named in two putative class actions and have received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the August 6, 2012 recapitalization. In addition, the Company and/or the firm are the subject of regulatory investigations. While we are unable to predict the outcome of any possible litigation or investigation related to the technology issue or the August 6, 2012 recapitalization, an unfavorable outcome in one or more of these matters could have a material adverse effect on our financial condition or ongoing operations. In addition, we expect to incur additional expenses in defending against litigation and in connection with investigations.

Legal

On August 17, 2012, we were named as a defendant in an action entitled Osgood v. Knight Capital Group, Inc. in the U.S. District Court for the Western District of Tennessee. Generally, this putative class action complaint alleges that Knight failed to disclose both its intention to install a new algorithm and the risks associated with such an algorithm. The plaintiff asserts claims under Section 10(b) and Rule 10b-5 of the federal securities laws and Tennessee statutes and common law, claiming that he and a class of Knight shareholders who purchased the Company’s Class A common stock between February 29, 2012 and August 1, 2012, paid an inflated price. The plaintiff has 120 days to serve Knight with the complaint, but has not yet done so.

On October 26, 2012, the Company, its Chairman and Chief Executive Officer, Thomas M. Joyce, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey. Generally, this putative class action complaint alleges that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a class of the Company’s shareholders who purchased the Company’s Class A common stock between January 19, 2012 and August 1, 2012 paid an inflated price. The plaintiff has not yet served any of the defendants with the complaint.

As noted above, we have received several derivative demand letters requesting that we commence a lawsuit against certain directors and officers for alleged breaches of fiduciary duties, waste, wrongdoing, mismanagement and/or demanding that we produce certain books and records pursuant to Delaware law concerning the technology issue and the August 6 recapitalization. The Company has responded to the derivative demand letters. To date, no derivative lawsuit has been commenced.

Regulatory

Subsequent to the August 1 technology issue, the SEC and other regulators commenced on-site examinations of the firm’s capital and liquidity condition. Those onsite examinations have concluded. Further, on or about August 9, 2012, the SEC began an examination, related to the technology issue, of the firm’s compliance with SEC Rule 15c3-5 (the “Market Access Rule”) and other rules and regulations. The SEC issued a formal order of investigation concerning the Company and the firm on August 29, 2012. The Company is cooperating with the regulators.

Other Matters

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

In addition to the other information set forth below and in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which were updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2012, and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk factor updates risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

We may not be able to use our net operating loss carryforwards because we may not generate taxable income.

The use of our net operating loss carryforwards is subject to uncertainty because it is dependent upon the amount of taxable income we generate. There can be no assurance that we will have sufficient taxable income in future years to use the net operating loss carryforwards before they expire.

The amount of our net operating loss carryforwards has not been audited or otherwise validated by the Internal Revenue Service (“IRS”). The IRS could challenge the amount of our net operating loss carryforwards, which could significantly reduce our net operating loss carryforwards. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the Internal Revenue Code. Therefore, the calculation of the amount of our net operating loss carryforwards may be changed. Also, possible changes in legislation could negatively affect our ability to use the tax benefits associated with our net operating loss carryforwards.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of our Class A Common Stock during the third quarter of 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012
Common stock repurchases	-		-	$120,886
Employee transactions(2)	349		-

Total	349	$10.41	-

August 1, 2012 – August 31, 2012
Common stock repurchases	-		-	$120,886
Employee transactions(2)	119		-

Total	119	$2.78	-

September 1, 2012 – September 30, 2012
Common stock repurchases	-		-	$120,886
Employee transactions(2)	19		-

Total	19	$2.67	-

Total
Common stock repurchases	-		-
Employee transactions(2)	486		-

Total	486	$8.24	-

Totals may not add due to rounding.

(1)	The Company’s Board of Directors previously announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $1.00 billion. The Company may repurchase shares from time to time in the open market, through accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date.
(2)	Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
10.1*	Waiver of Accelerated Vesting of Unvested Equity Awards and Other Contractual Provisions between Thomas Joyce and Knight Capital Group, Inc., dated August 16, 2012
10.2*	Waiver of Accelerated Vesting of Unvested Equity Awards between Steven Bisgay and Knight Capital Group, Inc., dated August 16, 2012
10.3*	Waiver of Accelerated Vesting of Unvested Equity Awards between George Sohos and Knight Capital Group, Inc., dated August 16, 2012
10.4*	Waiver of Accelerated Vesting of Unvested Equity Awards between Steven Sadoff and Knight Capital Group, Inc., dated August 17, 2012
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from Knight Capital Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Financial Condition at September 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Changes in Equities for the year ended December 31, 2011 and for the nine months ended September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements

*	Filed herewith and related to management contract or compensatory plan or arrangement identified in compliance with Item 6 of the rules governing the preparation of this report.
**	Filed herewith.
***	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of November, 2012.

KNIGHT CAPITAL GROUP, INC.

By: /s/ THOMAS M. JOYCE

Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ STEVEN BISGAY

Chief Financial Officer
(Principal Financial and Accounting Officer)