Form 10-K
period 2012-12-31
KNIGHT CAPITAL GROUP, INC.
filed 2013-03-01
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A Common Stock held by nonaffiliates of the Registrant was approximately $838.8 million at June 30, 2012 based upon the closing price for shares of the Registrant’s Class A Common Stock as reported by the New York Stock Exchange. For purposes of this calculation, affiliates are considered to be executive officers, directors and holders of 10% or more of the outstanding common stock of the Registrant.

At February 22, 2013, the number of shares outstanding of the Registrant’s Class A Common Stock was 215,396,928 and there were no shares outstanding of the Registrant’s Class B Common Stock as of such date.

At February 22, 2013, the number of shares outstanding of the Registrant’s Series A-1 Cumulative Perpetual Convertible Preferred Stock was 239,844

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders to be filed hereafter (incorporated, in part, into Part III hereof).

KNIGHT CAPITAL GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2012

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including without limitation, those under “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about Knight Capital Group, Inc.’s (the “Company” or “Knight”) industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the pending strategic business combination of Knight and GETCO Holding Company, LLC (“GETCO”) (the “Merger”), (ii) the August 1, 2012 technology issue that resulted in the Company’s broker-dealer subsidiary, Knight Capital Americas LLC, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to the Company’s capital structure and business as well as actions taken in response thereto and consequences thereof, (iii) the Company’s ability to recover all or a portion of the damages that are attributable to the manner in which NASDAQ OMX handled the Facebook IPO, (iv) changes in market structure, legislative, regulatory or financial reporting rules, (v) past or future changes to its organizational structure and management and (vi) the costs, integration, performance and operation of businesses previously acquired or developed organically, or that may be acquired or developed organically in the future. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein. Readers should carefully review the risks and uncertainties disclosed in the Company’s reports with the U.S. Securities and Exchange Commission (“SEC”), including those detailed under “Certain Factors Affecting Results of Operations” in MD&A and in “Risk Factors” in Part I, Item 1A herein, and in other reports or documents the Company or the new Knight/GETCO holding company (Knight Holdco, Inc.) files with, or furnishes to, the SEC from time to time. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto contained in this Form 10-K, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.

In addition to factors previously disclosed in the Company’s reports filed with the SEC and those identified elsewhere in this Annual Report on Form 10-K, the following factors related to the Merger, among others, could cause actual results to differ materially from forward-looking statements or historical performance: ability to obtain regulatory approvals and meet other closing conditions to the Merger, including approval by Knight and GETCO stockholders, on the expected terms and schedule; delay in closing the Merger; difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and revenue opportunities; business disruption following the Merger; the inability to sustain revenue and earnings growth; and customer and client actions.

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

Financial information concerning our business segments for each of 2012, 2011 and 2010, respectively, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”) and in the Consolidated Financial Statements and Notes thereto located in Part II, Item 8 entitled “Financial Statements and Supplementary Data.”

Available Information

Our Internet address is www.knight.com. We make available free of charge, on or through the “Investor Relations” section of our corporate website under “SEC Filings”, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, and proxy statements as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. Also posted on our corporate website is our Code of Business Conduct and Ethics (the “Code”) governing our directors, officers and employees. Within the time period required by the SEC, we will post on our corporate website any amendments and waivers to such Code applicable to our executive officers and directors, as defined in the Code.

Our Board of Directors (the “Board”) has standing Finance and Audit, Risk, Compensation and Nominating and Corporate Governance committees. Each of these Board committees has a written charter approved by the Board. Our Board has also adopted a set of Corporate Governance Guidelines. Each committee charter, along with the Corporate Governance Guidelines, is posted on the Company’s website. None of the information on our corporate website is incorporated by reference into this report.

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

Operating Segments

As of December 31, 2012, we had four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other.

•

Market Making—Our Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, we commit capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. Our Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which we operate as a market maker in equity securities quoted and traded on the Nasdaq Stock Market, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities, and several European exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange. We provide trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. Market Making also includes our option market making business which trades on substantially all domestic electronic exchanges.

•

Institutional Sales and Trading—Our Institutional Sales and Trading segment includes global equity, exchange traded funds (“ETF”) and fixed income sales and trading; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equity, ETF, and fixed income transactions as agent on behalf of institutional clients, and we commit capital on behalf of our clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program, block, and riskless principal trades and provides capital markets services, including equity and debt offerings as well as private placements.

•

Electronic Execution Services—Our Electronic Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, equity options, fixed income, foreign exchange and futures contracts. In contrast to Market Making, the businesses within this segment generally do not act as a principal in the transactions that are executed and generally earn commissions for acting as an agent between the parties to the trade.

•

Corporate and Other—Our Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support our other segments such as self-clearing services, including securities lending activities. Beginning in the second quarter of 2012, the Corporate and Other segment includes our futures commission merchant (“FCM”) which comprises certain assets and liabilities that were acquired or assumed from the futures division of Penson Financial Services, Inc. (“Penson”) on June 1, 2012. This business primarily provides futures execution, clearing and custody services to facilitate transactions among brokers, institutions and non-clearing FCMs on major U.S. and European futures and options exchanges.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments on a consolidated basis (in thousands):

	For the year ended December 31,
	2012	2011	2010
Market Making
Revenues	$60,940	$704,471	$549,128
Expenses	429,417	448,390	339,260

Pre-tax (loss) earnings	(368,477)	256,080	209,868

Institutional Sales and Trading
Revenues	468,444	511,525	457,617
Expenses	592,649	555,885	477,103

Pre-tax loss	(124,205)	(44,360)	(19,486)

Electronic Execution Services
Revenues	159,054	167,926	138,213
Expenses	121,954	118,444	100,778

Pre-tax earnings	37,100	49,482	37,435

Corporate and Other
Revenues	47,654	20,606	4,098
Expenses	128,761	94,679	81,949

Pre-tax loss	(81,108)	(74,074)	(77,851)

Consolidated
Revenues	736,091	1,404,527	1,149,056
Expenses	1,272,781	1,217,398	999,090

Pre-tax (loss) earnings	$(536,690)	$187,129	$149,966

Totals may not add due to rounding.

Market Making Segment

Business Segment Overview

We make markets primarily in global equities and listed domestic options. As a market maker, we commit capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. Our Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which we operate as a market maker in equity securities quoted and traded on the Nasdaq Stock Market, OTC market for NYSE NYSE Amex, NYSE Arca listed securities and several European exchanges. We are connected to a large number of external market centers including exchanges, electronic communication networks (“ECN”), alternative trading systems (“ATS”), dark liquidity pools, alternative display facilities (“ADF”), multilateral trading facilities (“MTF”) and other broker-dealers.

The majority of our revenue from this segment is derived from electronic market making in global equities and listed domestic options. Generally, market makers display the prices at which they are willing to bid, meaning buy, or offer, meaning sell, securities and adjust their bid and offer prices in response to the forces of supply and demand for each security. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc., and the AIM of the London Stock

Exchange. We also provide trade executions as an equities DMM on the NYSE and NYSE Amex. Market Making includes our option market making business which trades on substantially all domestic electronic exchanges.

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

We have developed an electronic options market-maker and currently operate on eleven electronic exchanges and make markets in more than 1,000 options names.

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

In 2012, our Market Making segment did not have any client that accounted for more than 10% of our U.S. equity dollar value traded.

Products and Services

Market Making primarily includes client, and to a lesser extent, non-client electronic market making and cash trading activities in which we operate as a market maker in equity securities quoted and traded on the Nasdaq Stock Market, OTC market for NYSE, NYSE Amex and NYSE Arca listed securities, and several European exchanges. Our trading strategies also include ETFs, options, futures, fixed income and foreign exchange. Our objective is to differentiate ourselves from competitors by providing high quality and competitive trade execution services combined with superior client service. Over the past several years we have worked to expand our products and services. We continually modify and enhance our quantitative models so that we remain competitive.

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

Institutional Sales and Trading Segment

Business Segment Overview

Institutional Sales and Trading includes global equity, ETF and fixed income sales; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equity, ETF, and fixed income transactions as agent on behalf of institutional clients, and we commit capital on behalf of our clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program, block, and riskless principal trades and provides capital markets services, including equity and debt offerings as well as private placements.

Our approach to sales and trading combines deep liquidity and capital facilitation, when needed, to deliver high quality trade executions consistent with client-defined measures. We feature traditional sales and trading which allows buy-side clients to interact with the market based on their specific needs and preferences. As a result, we are able to attract a significant base of clients with diverse investment styles and strategies.

The majority of our revenues from Institutional Sales and Trading are commissions derived from full service execution transactions with institutional clients on an agency basis and commission-equivalents on riskless principal transactions. Over the past several years we have built up this segment primarily through the focus of our client service and expansion of our client offerings. Urban Financial Group, Inc. (“Urban”), a major contributor within this segment, is an originator of home equity conversion mortgages (“HECMs”), commonly referred to as reverse mortgages, insured by the Federal Housing Administration (“FHA”). Urban also securitizes these loans into HECM Mortgage Backed Securities (“HMBS”), which are sold through our fixed incomes sales network to third parties.

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

In fixed income sales, our buy-side clients include mutual funds, insurance companies, pension funds, hedge funds and banks across North America and Europe. We provide buy-side clients with access to investment research, a broad range of securities and products, trading expertise and an extensive client network to match buyers and sellers. Urban’s market primarily comprises homeowners throughout the U.S. and Puerto Rico that are eligible for reverse mortgages.

We also provide capital markets services to small- and mid-cap corporate issuers as well as private companies in the U.S and Europe. We offer corporate issuers and private companies capital structure advisory services, transition services and access to our large client distribution network.

In 2012, our Institutional Sales and Trading segment did not have any client that accounted for more than 10% of our fixed income notional value traded or more than 10% of our commissions earned.

Products and Services

We offer clients a broad range of products and services and voice access to the global markets including sales and trading for equities, ETFs, options and fixed income securities (including high yield and high grade corporate bonds, distressed debt, asset and mortgage-backed securities, federal agency securities, hybrid securities, syndicated bank loans and emerging markets). We also provide soft dollar and commission recapture programs as well as capital markets and asset management activities. We provide buy-side clients with deep liquidity, actionable market insights, anonymity and trade executions with minimal market impact. We also publish research reports across several sectors in the Americas, United Kingdom and emerging markets evaluating corporate risk, interest rate risk and individual issuers. For our buy-side clients, we offer comprehensive trade execution services covering the depth and breadth of the market. We handle large complex trades, accessing liquidity from our order flow, as well as other sources. When liquidity is not naturally present in the equities market, we may offer capital facilitation to complete our clients’ trades.

Through Urban, we originate direct and brokered HECMs, commonly referred to as reverse mortgages, insured by the FHA. Each HECM loan is originated in accordance with the guidelines set forth by the FHA, as described in the FHA Handbook 4235.1 Rev-1, Home Equity Conversion Mortgages, as amended or modified by mortgagee letters issued from time to time by the FHA. In February 2011, Urban received Government National Mortgage Association (“GNMA”) issuance authority for the securitization of HECMs and began issuing HMBS in March 2011.

Through Astor Asset Management LLC, we provide asset management services primarily to retail investors employing a portfolio management approach to investing involving modeling economic data and utilizing low cost ETFs to capitalize on cyclical changes.

Electronic Execution Services Segment

Business Segment Overview

Our Electronic Execution Services segment offers access to markets and self-directed trading via our electronic agency-based platforms. In contrast to Market Making, we generally do not act as a principal in the transactions that are executed within this segment and generally earn commissions for acting as agent between the parties to the trade.

Through our Knight Direct® platform, we provide a comprehensive, customizable execution management system that provides clients with the ability to execute trades across asset classes through a wide array of global destinations. The business offers direct market access trading through the use of EdgeTrade algorithms or via internal crossing through our Knight Match® product.

Through our Knight Hotspot FX platform, we provide electronic foreign exchange trading solutions to buy-side and sell-side firms through a foreign exchange ECN that provides clients with access to live, executable prices for 60 currency pairs as well as spot gold and silver streamed by market maker banks and other clients. The Knight Hotspot FX platform offers clients several access options including direct high-speed connectivity and a front-end application.

Through our Knight BondPoint® platform, we provide electronic fixed income trading solutions to sell-side firms. Knight BondPoint operates a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable offerings for retail-sized orders. Knight BondPoint also provides a front-end application for brokers and advisors as well as a trading application for traders.

Clients and Products

Clients

Knight Direct’s execution management system offers buy- and sell-side clients in the U.S. and Europe direct market access via a broker-neutral trading platform to multiple liquidity destinations and asset classes.

Knight Hotspot FX’s buy-side clients include mutual funds, pension funds, hedge funds, banks and commodity trade advisors across North America, Europe and the Asia-Pacific region. Knight Hotspot FX provides buy-side clients with access to liquidity and fast anonymous trade executions.

Knight BondPoint’s sell-side clients include domestic broker-dealers, financial advisors and private wealth managers. Knight BondPoint provides sell-side clients with centralized liquidity, connectivity, price discovery and trading efficiencies.

In 2012, our Electronic Execution Services segment did not have any client that accounted for more than 10% of our commissions earned.

Products and Services

The Knight Direct platform provides direct market access to U.S. and international equities, options, futures, foreign exchange and commodities, whether self-directed, through the use of EdgeTrade algorithms or via internal crossing through our Knight Match product.

Knight Hotspot FX provides electronic foreign exchange trading solutions to buy-side firms through a foreign exchange ECN that provides clients with access to live, executable prices for 60 currency pairs as well as spot gold and silver streamed by market maker banks and other clients. Knight Hotspot FX offers clients several access options including direct high-speed connectivity and a traditional front-end application.

Knight BondPoint provides electronic fixed income trading solutions to sell-side firms. Knight BondPoint operates a fixed income ECN that serves as an electronic inter-dealer system and allows clients to access live and executable retail-sized offerings in corporate bonds, municipals, government agency, treasuries and certificates of deposits. Knight BondPoint also provides a front-end application for brokers and advisors as well as a trading application for traders.

Corporate and Other Segment

Our Corporate and Other segment invests in strategic financial service-oriented opportunities; allocates, deploys and monitors all capital; and maintains all corporate overhead expenses and all other income and expenses that are not attributable to our other segments. The Corporate and Other segment houses functions that support our other segments, such as self-clearing services, including stock lending activities. We self-clear substantially all of our domestic and international equity, ETF and equity option order flow. Beginning in the second quarter of 2012, our Corporate and Other segment includes our FCM which comprises certain assets and liabilities which we acquired or assumed from the futures division of Penson Financial Services, Inc. on June 1, 2012. This business primarily provides clients in the U.S. and Europe with futures execution, clearing and custody services to facilitate transactions among brokers, institutions and non-clearing FCMs on major U.S. and European futures and options exchanges.

The Corporate and Other segment’s revenues include returns from strategic investments, interest income from treasury investments and stock borrow activity, commissions from our FCM, and other income. Operating expenses primarily consist of compensation for certain senior executives and other employees of the corporate holding company, stock loan interest related to the financing of our securities inventory, interest expense on our long-term debt, legal and other professional expenses related to corporate matters, directors’ fees, investor and public relations expenses and directors’ and officers’ insurance.

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

We compete primarily on the basis of our execution standards (including price, liquidity, speed and other client-defined measures), client relationships, client service, payments for order flow and technology. Over the past several years, regulatory changes, competition and the continued focus by regulators and investors on execution quality and overall transaction costs have resulted in a market environment characterized by narrowed spreads and reduced revenue capture. Consequently, maintaining profitability has become extremely difficult for many firms. In general, improvements in execution quality, such as faster execution speed and greater price improvement, have negatively impacted the ability to derive profitability from executing client order flow. For example, we have made, and continue to make, changes to our execution protocols and quantitative models, which have had, or could have, a significant impact on our profitability. To remain profitable, some competitors have limited or ceased activity in illiquid or marginally profitable securities or, conversely, have sought to execute a greater volume of trades at a lower cost by increasing the automation and efficiency of their operations.

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

Our institutional sales and trading offering, including sales, trading, capital markets and independent research, competes with traditional investment banks and boutique firms. The independent research that we offer competes with large investment banks as well as independent research firms. Our research offering is intended to help our clients make informed decisions.

Urban’s competition includes mortgage origination and securitization units within large financial institutions, as well as independent mortgage originators. Over the last several years, the securitization market for reverse mortgages experienced increased price competition in the wholesale market as a result of strong demand.

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

2012 Events

In the second quarter of 2012, we recorded pre-tax trading losses of $35.4 million related to the Facebook IPO. On August 1, 2012 Nasdaq’s proposed voluntary accommodation program (the “Accommodation Program”) was published in the Federal Register by the SEC. The Accommodation Program creates a fund for voluntary accommodations for qualifying Nasdaq members disadvantaged by problems that arose during the Facebook IPO. Under the Accommodation Program as proposed by Nasdaq, we could recover a portion of our pre-tax trading losses. The Accommodation Program, however, remains subject to SEC approval, and there can be no assurance that it will be approved by the SEC or that the terms will not change from those proposed. As previously disclosed, there are no assurances that we will be able to recover all or a portion of our pre-tax trading losses relating to the Facebook IPO.

On August 1, 2012, we experienced a technology issue at the opening of trading at the NYSE. This issue was related to the installation of trading software and resulted in our broker dealer subsidiary, Knight Capital Americas LLC (“KCA”), sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from our systems, it resulted in trading losses and subsequent related legal and professional costs of $468.1 million (the “August 1, 2012 Loss”). These events were deemed a triggering event requiring us to assess the carrying amount and recoverability of our goodwill and intangible assets. As a result of this assessment, we recorded a non-cash impairment charge of $143.0 million, representing $126.4 million of goodwill related to our Libertas and Astor reporting units and $16.7 million of intangible assets primarily related to our Astor and Kellogg asset groups.

On August 6, 2012 we raised $400.0 million in equity financing through a convertible preferred stock offering with certain investors. We incurred approximately $40.5 million in fees and costs related to the offering, resulting in net proceeds of $359.5 million.

On December 19, 2012, Knight, GETCO Holding Company, LLC (“GETCO”) and an affiliate of GETCO entered into an agreement and plan of merger (the “Merger Agreement”) for a strategic business combination. As a result of the proposed strategic business combination (the “Merger”), Knight and GETCO will each become a wholly owned subsidiary of Knight Holdco, Inc., a newly-formed Delaware corporation (“KCG”). The business of KCG will be the combined business of Knight and GETCO. The Merger is expected to be completed in the second quarter of 2013, subject to approval by the Company’s stockholders and GETCO’s voting unitholders, customary regulatory approvals and satisfaction of customary closing conditions.

Infrastructure

We continue to invest significant resources to expand our execution capacity, upgrade our trading systems and infrastructure, and we plan to make additional investments in technology and infrastructure in the future. Our ability to identify and deploy emerging technologies that facilitate the execution of trades, including developing and enhancing our quantitative client market making models, is key to the successful execution of our business model. Technology has enhanced our capacity and ability to handle order flow faster and also has been an important component of our strategy to comply with government and industry regulations, achieve competitive execution standards, increase trading automation and provide superior client service. We continually enhance our use of technology and quantitative models to further refine our execution services and continue to develop and enhance our non-client principal trading models. Following the events of August 1, 2012, we took several remedial measures designed to strengthen and enhance our controls, and we will continue this endeavor.

We use our proprietary technology and technology licensed from third parties to execute trades, monitor the performance of our traders, assess our inventory positions, manage risk and provide ongoing information to our clients. We are electronically linked to institutions and broker-dealers to provide immediate access to our trading operations and to facilitate the handling of client orders. Our business-to-business portal, and our Knight Link®, Knight Match, Knight BondPoint, Knight Hotspot FX and Knight Direct platforms and EdgeTrade algorithms, provide our clients with an array of tools to interact with our trading systems, multiple marketplaces throughout the globe, and most U.S. equity, ETF, options, fixed income and futures market centers.

We have developed a proprietary clearing platform in connection with our self-clearing activities and have deployed a dedicated team of technology, operations, finance, legal and compliance professionals to support these efforts. We self-clear substantially all of our domestic and international equity, ETF and equity option order flow.

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

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our execution technology, quantitative client market making and non-client principal trading models and client base. A large portion of our technology was developed internally and we rely primarily on trade secret, trademark, copyright, domain name, patent and contract law to protect our intellectual property. It is our policy to enter into confidentiality, intellectual property invention assignment and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors and business partners, and to control access to and distribution of our intellectual property.

Government Regulation and Market Structure

Most aspects of our business are subject to extensive oversight and regulation under federal, state and applicable foreign laws, rules and regulations, as well as the rules of self-regulatory organizations (“SRO”). Regulators in the U.S. and abroad, including, but not limited to, the SEC, Commodity Futures Trading Commission (“CFTC”), FSA, SFC, FINRA, NYSE, MSRB, Consumer Financial Protection Bureau (“CFPB”), National Futures Association (“NFA”), FHA, the Department of Housing and Urban Development (“HUD”), other SROs, and other regulatory bodies, such as state regulators and foreign regulators, promulgate numerous rules and regulations that may impact our business. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the financial markets and with protecting the interests of investors in those markets. Regulated entities are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital adequacy, record-keeping, anti-money laundering, fair and requisite disclosure and the conduct of their officers, supervisors and their employees. Our operations and profitability may be directly affected by, among other things, additional legislation or regulation, changes in rules promulgated by domestic or foreign governments or regulators and changes in the interpretation or enforcement of existing laws, regulations or rules. Failure to comply with any of these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the market participant or broker-dealer, and/or their officers, supervisors or employees. We, and certain of our past and present officers, directors and employees, have been subject to claims alleging the violation of such laws, rules and regulations. We are currently subject to such matters as further described in Part I, Item 3 “Legal Proceedings” herein. Certain aspects of the Company’s public disclosure, corporate governance, internal control environment and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC, NYSE, and NYSE Euronext (Paris).

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in the United States. Implementation of the Dodd-Frank Act continues to be accomplished through extensive rulemaking by the SEC and other governmental agencies. At this time, it is difficult to assess the full impact that the rulemaking associated with the Dodd-Frank Act will have on our businesses and on the financial services industry.

The financial services industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to conduct business or expand internationally. For example, the Markets in Financial Instruments Directive and the Markets in Financial Instruments Regulation continue to be debated in Europe. These and other proposals aim to make financial markets more efficient, resilient and transparent, and to strengthen the protection of investors. The new framework will also increase the supervisory powers of regulators and provide clear operating rules for all trading activities. These and other proposals cover many areas affecting Knight, and include increased transparency and oversight of financial firms, with a focus on high frequency trading, broker dark pools, crossing networks and multilateral trading facilities. There could be significant technological and compliance costs associated with the obligations which derived from compliance with these and other proposals. In addition, debate in Europe continues regarding high-frequency trading which has led policymakers to consider or adopt laws or regulations. For example, financial transaction taxes have been adopted in France and Italy, and proposed German legislation could, among other things, place limits on order-to-execution ratios and require all high-frequency traders on German exchanges to be authorized to trade in Germany.

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

For additional discussion related to net capital, see Footnote 23 “Net Capital Requirements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this document.

Employees

At December 31, 2012, our headcount was 1,524 full-time employees, compared to 1,423 full-time employees at December 31, 2011. The increase in headcount is primarily due to the acquisition of our futures business as well as the expansion of market making and reverse mortgage origination. Of our 1,524 full-time employees at December 31, 2012, 1,361 were employed in the U.S. and 163 outside the U.S., primarily in London. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

We face a number of risks that may adversely affect our business, financial condition and operating results. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us also may adversely affect our business, financial condition and/or operating results in a material manner. In addition, we may also be affected by general risks not directly related to our business, including but not limited to, acts of war, terrorism and natural disasters.

•	Conditions in the financial services industry and the securities markets may adversely affect our trading volumes and market liquidity

Our business is primarily transaction-based, and declines in trading volumes, volatility, prices, commission rates or market liquidity could adversely affect our business and profitability. Declines in the volume of equities, fixed income and other financial instruments transactions and in volatility and market liquidity generally result in lower revenues from our market making and transaction execution activities. Lower price levels of securities and other financial instruments and tightening spreads may also result in reduced revenue capture, and thereby reduced revenues from trade executions. Declines in market values of securities or other financial instruments can result in illiquid markets, losses on securities or other financial instruments held in inventory, the failure of buyers and sellers to fulfill their obligations and settle their trades, and increases in claims and litigation. Accordingly, reductions in trading volumes, volatility, prices, commission rates or market liquidity could materially affect our business and profitability.

•	The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships, cease doing business with the Company or cause potential new customers to delay doing business with the Company until the Merger has been successfully completed. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart the Company, the Company’s business could be negatively impacted. In addition, the Merger Agreement between the Company and GETCO restricts the Company from making certain acquisitions and taking other specified actions until the Merger is completed without the consent of GETCO. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

•	Termination of the Merger Agreement with GETCO could negatively impact the Company

In the event the Merger Agreement between the Company and GETCO is terminated, the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, and the market price of the Company’s common stock might decline to the extent that the current market price reflects a market assumption that the Merger with GETCO will be completed. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to offer equivalent or more attractive consideration than the merger consideration in the business combination with GETCO. Moreover, if the Merger Agreement is terminated under certain circumstances, the terminating party may be required to pay a termination fee of $53.0 million or a portion thereof.

•	We will incur substantial transaction-related costs in connection with the Merger

We expect to incur a number of non-recurring transaction-related costs associated with the Merger. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred. These costs could have a material adverse effect on our financial condition and operating results.

•    We could experience additional losses and liabilities as a result of the technology issue that arose and impacted us on August 1, 2012, and the events of August 1, 2012 could cause customers and counterparties to lose confidence in our systems and adversely affect our reputation, results of operations and ability to attract and maintain our business, and may also result in lawsuits, regulatory investigations and other burdensome costs for the Company.

We experienced a technology issue at the opening of trading at the NYSE on August 1, 2012. This issue was related to our installation of trading software and resulted in our broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from our systems and the software issue was limited to the routing of certain NYSE-listed stocks, it resulted in the Company realizing a pre-tax loss of approximately $457.6 million. This severely impacted our capital base and business operations, and we experienced reduced order flow, liquidity pressures and harm to customer and counterparty confidence.

We are currently subject to litigation by stockholders alleging that they have been damaged by this technology issue (as further described in Part I, Item 3 “Legal Proceedings” herein). In addition, we are subject to an investigation by the SEC relating to the technology issue, and other regulatory or governmental agencies may decide to conduct further investigations into the technology issue. While we are unable to predict the outcome of any existing or future litigation or regulatory or governmental investigation, an unfavorable outcome in one or more of these matters could have a material adverse effect on our financial condition or ongoing operations. In addition, we may incur significant expenses in defending against the existing litigation, or any other future litigation or in connection with any regulatory or governmental investigations, and in implementing technical changes and remedial measures which may be necessary or advisable. We may also be required to take remedial steps that could be burdensome for our business operations.

Any inability to demonstrate that we have fully resolved and remediated the technology issues stemming from the events of August 1, 2012 or concerns about future technology issues could cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to attract or maintain customers and counterparty relationships. Following the events of August 1, 2012, we took several remedial measures designed to strengthen and enhance our controls, and we will continue this endeavor. However, in the event that we are not able to restore the confidence of former customers or counterparties as a result of the events of August 1, 2012, we may experience reduced business activity in our trading, market making and other businesses, which could adversely impact the results of our operations.

•	Our future operating results may fluctuate significantly as a result of numerous factors

We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, market conditions and the resulting volatility, credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our market making and trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our client market making portfolios; the performance and size of, and volatility in our non-client principal trading activities; movements of credit spreads; HECM origination and HMBS securitization volumes and spreads; the overall size of our balance sheet and capital usage; the potential impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; costs associated with overall business growth; the effectiveness of our self-clearing and futures platforms and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to technology or other issues (such as occurred on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; legislative, legal, regulatory and financial reporting changes; legal, regulatory matters or proceedings; geopolitical risk; the pending strategic business combination of the Company and GETCO and the costs and integration associated therewith; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

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

We conduct our trading activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities and other financial instruments for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities or other financial instruments we purchase or to repurchase securities or other financial instruments we sell in such transactions. From time to time, we may have large position concentrations in securities or other financial instruments of a single issuer or issuers engaged in a specific industry, which could result in higher trading losses than would occur if our positions and activities were less concentrated. The performance of our trading activities primarily depends upon our ability to attract order flow, the composition and profile of our order flow, the dollar value of securities and other financial instruments traded, the performance and size of, and volatility in, our market making portfolios, the performance and size of, and volatility in our non-client principal trading activities, market interaction, the skill of our trading personnel, our ability to design, build and effectively deploy the necessary technologies and operations to support all of our trading activities and to remain competitive, general market conditions, effective hedging strategies and risk management processes, the price volatility of specific securities or other financial instruments, and the availability and allocation of capital. To attract order flow, we must be competitive on price, size of securities positions and other financial instruments traded, liquidity offerings, order execution speed, technology, reputation, payment for order flow, and client relationships and service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces and regulatory requirements often require us to match, or improve upon, the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities. For example, on August 1, 2012, at the open of trading at the NYSE, we experienced a technology issue related to the installation of trading software which resulted in our broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. KCA subsequently traded out of its entire erroneous trade position, which resulted in a realized pre-tax loss of approximately $457.6 million. All of the above factors could have a material adverse effect on our business, financial condition and operating results.

•	Regulatory and legal uncertainties could harm our business

The capital markets industry in the United States and abroad where we conduct our business is subject to extensive oversight under federal, state and applicable foreign laws, rules and regulations, as well as SRO rules. Broker-dealers, investment advisors, mortgage brokers and financial services firms are subject to regulations concerning all aspects of their business, including trade practices, best execution practices, capital adequacy, record-keeping, anti-money laundering, fair and requisite disclosure, and the conduct of their officers, supervisors and employees. Our operations and profitability may be directly affected by, among other things, additional legislation or regulation, or changes in rules promulgated by domestic or foreign governments or regulators; and changes in the interpretation or enforcement of existing laws, regulations and rules (including those related to the Foreign Corrupt Practices Act). Failure to comply with these laws, rules or regulations could result in, among other things, administrative or court proceedings, censure, fines, the issuance of cease-and-desist orders or injunctions, loss of membership, or the suspension or disqualification of the market participant or broker-dealer, and/or their officers, supervisors or employees. Our ability to comply with applicable laws, regulations and rules is largely dependent on our internal systems and procedures to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. Each of our regulators engages in a series of periodic and special examinations and investigations to monitor compliance with such laws, rules and regulations that may result in disciplinary actions in the future due to alleged noncompliance.

Federal, state and foreign legislators, regulators and SROs are constantly proposing, or enacting, new regulations which may impact our business. These rules include rules regarding: a consolidated audit trail, dark pool regulation, increased transaction and other fees, transaction taxes, enhanced requirements regarding market access (including SEC Rule 15c3-5) and for technology testing and implementation, increased obligations for market makers, higher capital requirements, and market access and order routing limitations. In addition, a number of new regulations were either adopted or implemented in 2012 that impact market makers. Additionally, the SEC could raise its Section 31 fees substantially in the future in order to meet its budgetary needs. Further, in January 2010, the SEC issued a Concept Release seeking public comment on certain market structure issues such as high frequency trading, colocation, internalization, and markets that do not publicly display price quotations including dark liquidity pools. In particular, high frequency trading continues to be the focus of extensive and rigorous regulatory scrutiny by federal, state and foreign regulators and SROs, and such scrutiny is likely to continue. Although no rules have yet been proposed in the U.S., there are market participants that continue to call upon the U.S. Congress and the SEC to propose and adopt rules that could curtail (or eliminate) high-frequency trading in some fashion, including: restrictions on colocation, order-to-execution ratios, minimum quote life, and further transaction taxes. In addition, similar debates are ongoing in Europe regarding high-frequency trading which has led policymakers to consider or adopt laws or regulations. For example, financial transaction taxes have been adopted in France and Italy, and proposed German legislation could, among other things, place limits on order-to-execution ratios and require all high-frequency traders on German exchanges to be authorized to trade in Germany. Any of these adopted or proposed laws, rules or regulations, as well as any regulatory or legal actions or proceedings, changes in legislation or regulation, and changes in market customs and practices could have a material adverse effect on the Company’s business, financial condition and operating results.

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

As we intend to defend vigorously any such litigation or proceeding, we could incur significant legal expenses. An adverse resolution of any current or future lawsuits, legal or regulatory proceedings or claims against us could have a material adverse effect on the Company’s business and reputation, financial condition and operating results. By way of example, litigation, regulatory and liability risks may arise, and the technology issue of August 1, 2012 and related events are an example of developments that may result in these risks being realized. In addition, several putative class action and/or derivative lawsuits have been filed by purported stockholders of the Company challenging the proposed Merger.

•	Substantial competition could reduce our market share and harm our financial performance

All aspects of our business are intensely competitive. We face competition in our businesses primarily from global, national and regional broker-dealers, exchanges, ATSs, crossing networks, ECNs and dark liquidity pools. Equities competition is based on a number of factors, including our execution standards (e.g., price, liquidity, speed and other client-defined measures), client relationships and service, reputation, payment for order flow, market structure, product and service offerings, and technology. In our fixed income and other businesses, we face competition from global, national and regional broker-dealers who provide fixed income trade execution services, fixed income research firms, spot foreign exchange execution firms and capital markets service firms. Competition in our fixed income business is primarily on the basis of the quality of trade execution services, quality of research, market intelligence, quality of professional personnel, price execution, consistency of performance, ability to make markets in a variety of securities, balance sheet utilization and reputation. A number of competitors of our businesses have greater financial, technical, marketing and other resources than we do. Some of our competitors offer a wider range of services and financial products than we do and have greater name recognition and a more extensive client base. These competitors may be able to respond more quickly than we do to new or evolving opportunities and technologies, market changes, and client requirements and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. It is possible that new competitors, or alliances among competitors, may also emerge and they may acquire significant market share. The trend toward increased competition in our businesses is expected to continue and it is possible that our competitors may acquire increased market share.

As a result of the above, there can be no assurance that we will be able to compete effectively with current or future competitors, which could have a material adverse effect on our business, financial condition and operating results.

•	We could lose significant sources of revenues if we lose any of our larger clients

At times, a limited number of clients have accounted for a significant portion of our order flow, revenues and profitability, and we expect a large portion of the future demand for, and profitability from, our trade execution services to remain concentrated within a limited number of clients. Nearly all of our clients are not contractually obligated to utilize us for trade execution services and, accordingly, these clients may direct their trade execution activities to other execution providers or market centers at any time. Some of these clients have grown organically or acquired market makers and specialist firms to internalize order flow or have entered into strategic relationships with competitors. There can be no assurance that we will be able to retain these major clients or that such clients will maintain or increase their demand for our trade execution services. There is a risk that the pending Merger itself could cause certain of our clients to reduce the amount of orders they send us or to cease trading with us altogether. The loss of that order flow could have a material adverse impact on our business. Further, the integration process related to the Merger could result in disruption to our ongoing businesses or cause issues with standards, controls, procedures and policies that adversely affect the ability of us to maintain relationships with customers, or to solicit new customers. The loss, or a significant reduction, of demand for our services from any of these clients could have a material adverse effect on our business, financial condition and operating results. By way of example, as a result of our aforementioned technology issue on August 1, 2012 and the resultant loss, we experienced reduced order flow from our clients and lost certain clients. These losses could have a material adverse impact on our business. There is a risk that even after the pending Merger, order flow from our clients may not return to historical levels and our clients may not return or resume placing orders with us at prior levels.

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

We self-clear substantially all of our domestic and international equities transactions using a proprietary platform and intend to expand across product offerings and asset classes in the future. Self-clearing requires us to finance the majority of our inventory and maintain margin deposits at clearing organizations. Self-clearing also exposes our business to operational risks, including business and technology disruption, operational inefficiencies, liquidity and financing risks and potentially increased expenses and lost revenue opportunities. While our clearing platform, operational processes, enhanced infrastructure, and current and future financing arrangements, have been carefully designed, we may nevertheless encounter difficulties that may lead to operating inefficiencies, including technology issues, dissatisfaction amongst our client base, disruption in the infrastructure that supports the business, inadequate liquidity (as we experienced during the events of August 1, 2012), increased margin requirements with clearing organizations and counterparties who provide financing with respect to inventories, reductions in available borrowing capacity and financial loss. Any such delay, disruption or failure could adversely affect our ability to effect transactions and manage our exposure to risk. Moreover, any of these events could have a material adverse effect on our business, financial condition and operating results.

•	We may not be able to keep up with rapid technological and other changes or adequately protect our intellectual property

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing client demands. If we are not able to keep up with these rapid changes on a timely and cost-effective basis, we may be at a competitive disadvantage. The widespread adoption of new internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure. Any failure by us to anticipate or respond adequately to technological advancements (including advancements related to low-latency technologies, execution and messaging speeds), client requirements or changing industry standards or to adequately protect our intellectual property, or any delays in the development, introduction or availability of new services, products or enhancements, could have a material adverse effect on our business, financial condition and operating results.

•	Capacity constraints, systems failures and delays could harm our business

Our business activities are heavily dependent on the integrity and performance of the computer and communications systems supporting them and the services of certain third parties. Our systems and operations are vulnerable to damage or interruption from human error, technological or operational failures, natural disasters, power loss, computer viruses, intentional acts of vandalism, terrorism and other similar events. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. In addition, the challenges associated with integrating our technology platforms with GETCO’s technology platforms following the expected completion of the Merger may heighten such vulnerabilities or constraints. While we have invested significant amounts of capital to upgrade the capacity, reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle current or future trading volumes and modifications themselves may result in unanticipated and undesirable consequences. For example, our August 1, 2012 technology issue that led to the August 1, 2012 Loss related to an update of trading software. Although we continually update and modify our trading software in response to changes in our business, rule changes and for various other reasons, there are no assurances that such updates and modifications to our trading software will not result in future trading losses. Many of our systems are, and much of our infrastructure is, designed to accommodate additional growth without material redesign or replacement; however, we may need to make significant investments in additional hardware and software to accommodate growth. Failure to make necessary expansions and upgrades to our systems and infrastructure could lead to failures and delays. Such failures and delays could cause substantial losses for us and for our clients and could subject us to claims from our clients for losses, including litigation claiming, among other matters, fraud or negligence. In the past, our trading systems have experienced performance issues that resulted in some clients’ orders being executed at prices they did not anticipate. From time to time, we have reimbursed our clients for losses incurred in connection with systems failures and delays.

Capacity constraints, systems failures and delays may occur in the future and could cause, among other things, unanticipated problems with our trading or operating systems, disruptions in our client and non-client market making activities, disruptions to service to our clients, slower system response times resulting in transactions not being processed as quickly as our clients desire, decreased levels of client service and client satisfaction, and harm to our reputation. If any of these events were to occur, we could suffer substantial financial losses, a loss of clients, or a reduction in the growth of our client base, increased operating expenses, litigation or other client claims, and regulatory sanctions or additional regulatory burdens.

For example, the aforementioned technology issue resulted in our trading systems not functioning properly, resulting in our broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As a result of trading out of this entire erroneous trade position, we realized a pre-tax loss of approximately $457.6 million. There is no assurance that we will not be faced with the same or similar occurrence in the future.

We have developed business continuity capabilities that can be utilized in the event of a disaster or disruption. Since the timing and impact of disasters and disruptions are unpredictable, we have to be flexible in responding to actual events as they occur. Significant business disruptions can vary in their scope. A disruption might only affect the Company, a building the Company occupies, a business district in which the Company is located, a city in which the Company is located or an entire region. Within each of these areas, the severity of the disruption can also vary from minimal to severe. Our business continuity facilities are designed to allow us to substantially continue operations if we are prevented from accessing or utilizing our primary offices for an extended period of time. Although we have made significant efforts to develop, implement and maintain reasonable business continuity plans, the Company cannot guarantee our systems will properly or fully recover after a significant business disruption in a timely fashion. If we are prevented from using any of our current trading operations or any third party services, or if our business continuity operations do not work effectively, we may not have complete business continuity. This could have a material adverse effect on our business, financial condition and operating results.

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

Our success also depends, in part, on the highly skilled, and often specialized, individuals we employ. Our ability to attract and retain management, trading, market-making, sales and technology professionals, as well as quantitative analysts and programmers is important to our business strategy. The Company strives to provide high quality services that will allow it to establish and maintain long-term relationships with its clients. The Company’s ability to do so depends, in large part, upon the individual employees who represent the Company in its dealings with such clients. There can be no assurance that the Company will not lose such professionals due to increased competition or other factors, or that such professionals will not leave the Company voluntarily as a result of the pending Merger and/or the integration of the Company’s and GETCO businesses in the future. The loss of sales, trading or technology professionals, particularly senior professionals with broad industry or technical expertise and long-term relationships with clients, could have a material adverse effect on the Company’s business, financial condition and operating results.

For example, in order to retain such key personnel, on December 19, 2012, we extended the employment contract with Thomas Joyce, our Chief Executive Officer and Chairman, to continue his service for the Company. The original employment agreement with Mr. Joyce would have expired on December 31, 2012, but was extended in consideration of the desire of the Company’s board of directors to ensure Mr. Joyce’s service to the Company through at least the consummation of the business combination with GETCO. The term of employment was consequently extended to expire on the first to occur of (i) the completion of the Merger with GETCO and (ii) December 31, 2014. In consideration, Mr. Joyce agreed to receive a lump sum cash payment equal to $7.5 million in lieu of his right to receive severance payments and benefits upon the completion of the Merger with GETCO.

•	Urban’s business is subject to substantial risks

Urban originates, funds, buys and sells HECMs, commonly referred to as reverse mortgages and securitizes and sells the HECMs as HMBS. Urban is subject to approval of, and is heavily regulated by, federal and state regulatory agencies as a mortgage lender, GNMA issuer, broker and servicer. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, reputational, operational and legal risks. For example, values of mortgage assets or revenues can be adversely affected by changes in market conditions or interest rates; the secondary market for the FHA insured HECM loans is not assured; to the extent the program requires Congressional appropriations in future years, which are not forthcoming, the program could be jeopardized; and/or, consumer demand could be reduced if FHA actions result in a reduction of initial principal limit available to borrowers. In limited instances, reverse mortgages are also subject to cross-over risk that the total outstanding loan balance will exceed the value of the home securing the loan. Urban can be requested to repurchase loans under various conditions, or required to indemnify HUD with respect to mortgage insurance claims. In addition, Urban faces greater responsibility and has potential administrative liability in connection with the selection and supervision of its third party originator business partners. As a GNMA issuer, Urban has additional risks and liabilities associated with the funding of advances and repurchasing of loans. Urban may be required to purchase loans under certain conditions, and repurchased loans that have become due and payable may not be assigned to HUD and must be serviced to termination. Urban will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors’ interest accrued, and paying for interest shortfalls. Urban is also subject to market risk on unpooled HECM balances to be securitized in subsequent HMBS participations.

All of the above factors could have a material adverse effect on our business, financial condition and operating results.

•	We may not be able to use our net operating loss carryforwards

During 2012 Knight generated a significant net operating loss for U.S. federal income tax purposes. Although the majority of this net operating loss will be carried back against taxable income earned by the Company in 2010 and 2011, the portion of our 2012 net operating loss that exceeds our carryback capacity will be carried forward.

The use of our net operating loss carryforwards is subject to uncertainty because it is dependent upon the amount of taxable income we generate in the future. There can be no assurance that we will have sufficient taxable income in future years to use the net operating loss carryforwards before they expire.

The amount of our net operating loss carryforwards has not been audited or otherwise validated by the Internal Revenue Service (“IRS”). The calculation of the amount of our net operating loss carryforwards is not straightforward and is subject to uncertainty due to the complexity and ambiguity of Section 382 of the IRS Internal Revenue Code. The IRS could challenge the amount of our net operating loss. Also, possible changes in legislation could negatively affect our ability to use the tax benefits associated with our net operating loss carryforwards. All of these above reasons could have a material adverse effect on our financial condition and operating results.

•	We face risks to the extent we expand our capital markets and mortgage related activities

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

•	Acquisitions, strategic investments, divestitures and strategic relationships involve certain risks

We have historically undertaken strategic acquisitions. We may continue to pursue opportunistic strategic acquisitions of, investments in, or divestitures of businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, employee retention issues, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets and the potential writedown of goodwill due to impairment, which could reduce future reported earnings, or result in potential loss of clients or key employees of acquired companies. We may not be able to integrate successfully any operations, personnel, services or products that we have acquired or may acquire in the future. Divestitures also entail numerous risks. The divestiture of an existing business could reduce our future operating cash flows and revenues, make our financial results more volatile, and/or cause a decline in revenues and profits. A divestiture could also cause a decline in the price of our common stock and increased reliance on other elements of our core business operations. If we do not successfully manage the risks associated with a divestiture, our business, financial condition, and results of operations could be adversely affected. We also may not find suitable purchasers for businesses we may wish to divest. In addition, the decision to pursue acquisitions, divestitures or other strategic transactions may jeopardize our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings. We have also established a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

•	International activities involve certain risks

We have international operations which expose us to regulatory, governmental and cultural risks. The financial services industry in many foreign countries is heavily regulated, much like the U.S. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to successfully conduct or expand our business internationally. It also may increase our costs of investment. Additionally, operating international locations involves execution risk. We may not be able to manage these costs or risks effectively.

•	The market price of our common stock could fluctuate significantly

Our Class A Common Stock, in particular, and the U.S. securities markets, in general, have experienced significant price fluctuations in recent years. If the market price of our Class A Common Stock fluctuates significantly, we may become the subject of securities class action litigation which may result in substantial costs and a diversion of management’s attention and resources. Our future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which could have a material adverse effect on the market price of our Class A Common Stock.

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

As of December 31, 2012, we had long-term debt of $388.8 million and $50.0 million of debt which will become due within one year and is classified as short-term debt. This debt comprised (i) $338.8 million under our $375.0 million Cash Convertible Senior Subordinated Notes (“Notes”) issued in March 2010 and due in full on March 15, 2015 and (ii) $100.0 million under our senior secured Term Loan (the “Term Credit Agreement”), entered into on June 29, 2011 and repayable in three installments of $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014. As of December 31, 2012 we also had $200.0 million of available borrowing capacity under our renewed senior secured Revolving Loan (the “Revolver Credit Agreement”), entered into on June 27, 2012 with substantially the same consortium of banks on substantially the same terms and conditions as the Term Credit Agreement and will expire on June 26, 2013.

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

If new debt is added to our current debt levels, the risks described in the preceding risk factor could intensify. In addition, it is possible that we may incur additional indebtedness in the future in the ordinary course of business or otherwise. Furthermore, if future debt financing is not available to us when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material and adverse effect on our operating results and financial condition.

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

•	Our futures business presents various risks

We acquired certain assets of the futures division of Penson Financial Services, Inc. in June 2012 which presents various risks. This futures commission merchant business, which we refer to as the FCM business, and client activities expose us to several risks including the risk an FCM client is unable to fulfill its contracted obligation as the Company guarantees the performance of its clients to the respective clearing houses or other brokers. There can be no assurance that we will be able to continue to integrate the FCM business into our own operations successfully, manage the credit risk effectively, or that we will profitably operate the FCM. Additionally, the recent bankruptcy of MF Global Holdings, Ltd. and Penson Financial Services, Inc., and the fraud allegations against Peregrine Financial Group Inc., have led to increased regulatory scrutiny and decreased client confidence in the U.S. futures industry. Any additional regulatory restrictions enacted in response to these developments could be costly or we may be unable to comply. Reduced client confidence in the futures industry may lead to significantly decreased trading volume. Additionally, as a custodian of client funds, we are subject to a number of regulatory requirements which could expose us to regulatory risk in the event we are not in compliance with these various rules and regulations. If any of these risks were to materialize, they could cause us to experience losses that could affect the profitability of our FCM business and potentially restrict our ability to grow the FCM business.

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

As previously mentioned, we experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in our broker-dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As noted below, we have since been named in two putative class actions and one derivative lawsuit relating to the technology issue and have received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the August 6, 2012 recapitalization. In addition, the Company and/or KCA are the subject of regulatory investigations.

Since the announcement on December 19, 2012 of the signing of the Merger Agreement between the Company and GETCO, the Company, GETCO, as well as the individual members of the Company’s Board of Directors (the “Individual Defendants”), have been named as defendants in several lawsuits brought by certain purported Knight stockholders challenging the proposed Merger. The lawsuits generally allege, among other things, that the Merger fails to properly value Knight, that the Individual Defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by GETCO. The lawsuits seek, among other things, to enjoin the defendants from completing the proposed Merger on the agreed–upon terms, rescission of the proposed Merger (to the extent it has already been consummated), monetary relief and attorneys’ fees and costs.

While we are currently unable to predict the outcome of any possible litigation or investigation related to the technology issue, the August 6, 2012 recapitalization, or the proposed Merger with GETCO, an unfavorable outcome in one or more of these matters could have a material adverse effect on our financial condition or ongoing operations. In addition, we expect to incur additional expenses in defending against litigation and in connection with investigations.

Legal

On August 17, 2012, we were named as a defendant in an action entitled Osgood v. Knight Capital Group, Inc. in the U.S. District Court for the Western District of Tennessee. Generally, this putative class action complaint alleged that Knight failed to disclose both its intention to install a new algorithm and the risks associated with such an algorithm. The plaintiff asserted claims under Section 10(b) and Rule 10b-5 of the federal securities laws and Tennessee statutes and common law, claiming that he and a class of Knight shareholders who purchased the Company’s Class A common stock between February 29, 2012 and August 1, 2012, paid an inflated price. On December 20, 2012, plaintiff voluntarily dismissed the Osgood action in favor of the Fernandez action, described below.

On October 26, 2012, the Company, its Chairman and Chief Executive Officer, Thomas M. Joyce, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey. Generally, this putative class action complaint alleges that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a class of the Company’s shareholders who purchased the Company’s Class A common stock between January 19, 2012 and August 1, 2012 paid an inflated price. The parties have entered into a scheduling order and expect plaintiff to file an amended complaint in March 2013.

As noted above, we have received several derivative demand letters requesting that we commence a lawsuit against certain directors and officers for alleged breaches of fiduciary duties, waste, wrongdoing, mismanagement and/or demanding that we produce certain books and records pursuant to Delaware law concerning the technology issue and the August 6 recapitalization.

Merger Litigation

Delaware Litigation. On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Ann Jimenez McMillan v. Thomas M. Joyce, et al., Case No. 8163-VCP. The complaint names as defendants the Company, each member of the Company’s Board of Directors (the “Individual Defendants”), GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, and agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that the Company, GETCO, and GA-GTCO, LLC aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs.

On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Chrislaine Dominique v. Thomas M. Joyce, et al., Case

No. 8159-VCP. The complaint names as defendants the Company, the Individual Defendants, GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO, and agreeing to a number of improper deal protection devices, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that the Company and GETCO aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs. On January 31, 2013, the Court of Chancery consolidated for all purposes the McMillan and Dominique actions into a single action captioned In re Knight Capital Group, Inc. Shareholder Litigation, Consolidated C.A. No. 8159-VCP.

New Jersey Litigation. On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned Charles Bryan v. Knight Capital, et al., Case No. HUD-C-001-13. The complaint names as defendants the Company, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants’ approval of the Merger. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants’ purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs.

On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned James Ward v. Knight Capital, et al., Case No. HUD-C-0003-13. The complaint names as defendants the Company, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants’ approval of the Merger. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants’ purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs.

New York Litigation. On January 15, 2013, the Company, the Individual Defendants, GETCO Holding Company LLC, GA-GTCO, LLC and General Atlantic were named as defendants in an action entitled Joel Rosenfeld v. Thomas M. Joyce, et al., Case No. 6540147/2013, in the Supreme Court of

the State of New York (New York County). The plaintiff, Joel Rosenfeld, is one of the shareholders mentioned above who previously sent the Company a derivative demand letter. Generally, this complaint asserts both derivative and class action claims. First, it purports to assert derivative claims, which allege, among other things, that the seven Knight directors who were serving as of August 1, 2012 breached their fiduciary duties and wasted corporate assets by failing to erect and oversee effective safeguards to prevent against trading incidents, such as the one that occurred on August 1, 2012, for which Knight incurred a realized pre-tax loss of approximately $457.6 million. Second, it asserts putative class action claims resulting from the proposed Merger for (1) breach of fiduciary duty against the Individual Defendants; and (2) aiding and abetting the purported breach of fiduciary duty against GETCO, GA-GTCO, LLC, and General Atlantic. In particular, the complaint generally alleges that the Individual Defendants breached their fiduciary duties by approving the Merger at an inadequate price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight, and that certain of Knight’s directors have conflicts of interest in connection with the transaction, including that certain directors sought to enter into the transaction to avoid potential liability relating to the derivative claims asserted in the complaint. Plaintiff seeks, among other things, to enjoin the proposed Merger, rescission of the proposed Merger (to the extent it has already been consummated) and attorneys’ fees. With respect to the derivative claims, Plaintiff seeks, among other things, an order requiring Knight directors who were serving as of August 1, 2012 to pay restitution and/or compensatory damages in favor of Knight and/or the proposed class of Knight shareholders.

Regulatory

Subsequent to the August 1, 2012 technology issue, the SEC and other regulators commenced on-site examinations of KCA’s capital and liquidity condition. Those onsite examinations have concluded. Further, on or about August 9, 2012, the SEC began an examination of KCA’s compliance with SEC Rule 15c3-5 (the “Market Access Rule”) and other rules and regulations as they relate to the August 1, 2012 technology issue. The SEC issued a formal order of investigation concerning the Company and KCA on August 29, 2012. The investigation is ongoing and the Company is cooperating with the regulators. The Company is engaged in preliminary discussions with the SEC staff concerning a possible resolution of the investigation. The Company currently believes that any financial penalty in connection with a possible resolution of the SEC investigation would not have a material adverse effect on the consolidated long-term financial condition of the Company, although any financial penalty could be material to operating results for a particular period, depending, in part, upon operating results for that period.

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

Our Class A Common Stock is listed on the NYSE under the ticker symbol “KCG” as well as the Professional Segment of the Paris market of NYSE Euronext. Public trading of our Class A Common Stock commenced on July 8, 1998 on the Nasdaq Stock Market. The following table sets forth, for the past two years, the high and low quarterly closing sales price per share of the Class A Common Stock as reported by the NYSE during the relevant periods.

	High	Low
2012
First Quarter	$13.53	$11.54
Second Quarter	13.51	11.55
Third Quarter	12.00	2.40
Fourth Quarter	3.53	2.36

2011
First Quarter	$14.69	$12.59
Second Quarter	13.77	10.79
Third Quarter	13.27	10.35
Fourth Quarter	13.93	11.31

The closing sale price of our Class A Common Stock as reported by the NYSE on February 19, 2013, was $3.74 per share. As of that date there were approximately 325 holders of record of our Class A Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on information made available to us by our transfer agent, there are approximately 29,000 beneficial holders of our Class A Common Stock. Restricted stock awards are included in the calculation of holders of record while restricted stock unit awards are not included.

We have never declared or paid a cash dividend on our Class A Common Stock. The payment of cash dividends is within the discretion of our Board of Directors and will depend on many other factors, including, but not limited to, our results of operations, financial condition, capital and liquidity requirements, restrictions imposed by financing arrangements, as further described in Footnote 13, “Long-Term Debt” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”, general business conditions and legal requirements.

During 2012, the Company’s Board of Directors declared two quarterly dividends with respect to the Series A Convertible Preferred Stock. The first dividend was paid on October 15, 2012. Such dividend totaled $1.1 million based upon 274,215 Series A Convertible Preferred Stock outstanding as of the record date covering the period from August 6, 2012 through October 14, 2012. The second dividend was paid on January 15, 2013. Such dividend totaled $1.2 million based upon 243,463 Series A Convertible Preferred Stock outstanding as of the record date covering the period from October 15, 2012 through January 15, 2013. See Footnote 4 “Series A Convertible Preferred Stock,” included in Part II, Item 8 “Financial Statements” of this Form 10-K for further information regarding our August 6, 2012 recapitalization.

Comparative Stock Performance Graph

The graph below compares the total cumulative return of the Knight Class A Common Stock from December 31, 2007 through December 31, 2012, to the Standard & Poor’s 500 Index and the SNL Broker/Dealer Index. The graph assumes that dividends were reinvested and is based on an investment of $100 on December 31, 2007.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Knight Capital Group, Inc.	100.00	112.15	106.94	95.76	82.08	24.38
SNL Broker/Dealer	100.00	33.55	53.02	52.92	34.63	43.21
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59

The following table contains information about our purchases of Knight Class A Common Stock during the fourth quarter of 2012 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2012 -October 31, 2012
Common stock repurchases	-		-	$120,886
Employee transactions (2)	65		-

Total	65	$2.59	-

November 1, 2012 - November 30, 2012
Common stock repurchases	-		-	$120,886
Employee transactions (2)	21		-

Total	21	$2.59	-

December 1, 2012 - December 31, 2012
Common stock repurchases	-		-	$120,886
Employee transactions (2)	69		-

Total	69	$3.46	-

Total
Common stock repurchases	-		-
Employee transactions (2)	155		-

Total	155	$2.97	-

Totals may not add due to rounding.

(1) The Company’s Board of Directors previously announced the authorization of a stock repurchase program, which allowed for the purchase of Class A Common Stock up to a total amount of $1.00 billion. The Company may repurchase shares from time to time in the open market, through accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date. Through December 31, 2012, we had repurchased 76.7 million shares for $879.1 million under this program.

(2) Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted awards.

Effective December 31, 2011, we issued 30,000 restricted shares of our common stock, which vest ratably over three years, in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. As of December 31, 2012, 10,000 shares had vested. We issued the common stock as partial payment for services rendered in accordance with a consulting agreement.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2012, regarding the Company’s equity compensation plans for stock-based awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)(3)
	(In thousands, except weighted-average exercise price)
	( a )	( b )	( c )
Equity compensation plans approved by security holders	2,536	$13.66	60,072
Equity compensation plans not approved by security holders	-	-	1,139

Total	2,536	$13.66	61,211

(1)	Outstanding stock-based awards have been issued under the following shareholder-approved equity compensation plans: Knight Capital Group, Inc. 1998 Long-Term Incentive Plan, Knight Capital Group, Inc. 2003 Equity Incentive Plan, and the Knight Capital Group, Inc. 2006 Equity Incentive Plan (collectively, the “Prior Stock Plans”), and the Knight Capital Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”).
(2)	At a special meeting of the Company’s stockholders on December 27, 2012, the Company’s stockholders approved the Amended and Restated 2010 Equity Incentive Plan (the “Amended 2010 Plan”) which, among other things, increased the number of shares authorized for grant under the 2010 Plan. All securities remaining available for future issuance under equity compensation plans approved by security holders are pursuant to the Amended 2010 Plan (as of December 27, 2012). As a result of the establishment of the 2010 Plan in May 2010 after stockholder approval, the 2010 Plan replaced the Prior Stock Plans for future equity grants and no additional grants will be made under the Prior Stock Plans (but the terms and conditions of any outstanding equity grants under the Prior Stock Plans were not affected). Shares remaining available for grant under the Prior Stock Plans as of the approval date of the 2010 Plan were transferred to, and made available for grant under the 2010 Plan. In addition, any shares which would have become available again under the Prior Stock Plans due to cancellation or expiration of those existing grants will become available for grant under the Amended 2010 Plan.
(3)	Securities remaining available for future issuance under equity compensation plans not approved by security holders comprise 1.1 million shares under the Knight Capital Group, Inc. Amended and Restated 2009 Inducement Award Plan.

These plans are discussed further in Footnote 15, “Stock-Based Compensation” to the Company’s Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

Item 6.	Selected Financial Data

The following should be read in conjunction with the Consolidated Financial Statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The Consolidated Statements of Operations Data for 2012, 2011 and 2010 and the Consolidated Statements of Financial Condition Data at December 31, 2012 and 2011 have been derived from our audited Consolidated Financial Statements included elsewhere in this document. The Consolidated Statements of Operations Data for 2009 and 2008 and the Consolidated Statements of Financial Condition Data at December 31, 2010, 2009 and 2008 are derived from Consolidated Financial Statements not included in this document.

	For the year ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:	(In thousands, except per share amounts)
Revenues
Commissions and fees	$652,821	$749,911	$660,527	$670,406	$478,126
Net trading revenue	50,082	631,989	489,394	486,684	446,707
Interest, net	24,859	4,649	2,092	(1,712)	7,644
Investment income (loss) and other, net	8,329	17,978	(2,957)	7,053	6,380

Total revenues	736,091	1,404,527	1,149,056	1,162,431	938,857

Expenses
Employee compensation and benefits	525,247	583,786	546,748	527,327	331,311
Execution and clearance fees	200,363	229,209	176,116	169,805	107,402
Communications and data processing	97,689	87,109	69,597	61,071	45,359
Payments for order flow	90,608	85,269	37,700	71,629	43,639
Interest	52,889	42,068	25,896	4,777	5,052
Depreciation and amortization	50,348	54,000	42,773	34,368	26,535
Professional fees	32,375	21,305	17,463	13,043	14,749
Occupancy and equipment rentals	27,324	28,084	26,632	23,177	19,642
Business development	20,673	23,360	19,493	18,807	17,279
Writedown of assets and lease loss accrual (benefit) , net	143,034	2,978	1,032	(9,704)	1,236
Restructuring	-	28,624	16,731	-	-
Other	32,231	31,606	18,909	15,326	8,969

Total expenses	1,272,781	1,217,398	999,090	929,626	621,173

Other Income
Non-operating gain from subsidiary stock issuance	-	-	-	-	15,947

(Loss) income from continuing operations before income taxes	(536,690)	187,129	149,966	232,805	333,631
Income tax (benefit) expense	(189,623)	71,488	57,969	81,189	139,921

(Loss) income from continuing operations, net of tax	(347,067)	115,641	91,997	151,616	193,710
Loss from discontinued operations, net of tax	-	(404)	(359)	(34,514)	(15,799)

Net (loss) income	(347,067)	115,237	91,638	117,102	177,911
Dividend on convertible preferred shares	(2,268)	-	-	-	-
Deemed dividend related to beneficial conversion feature of convertible preferred shares	(373,364)	-	-	-	-

Net (loss) income attributable to common stockholders	$(722,699)	$115,237	$91,638	$117,102	$177,911

Basic earnings per share from continuing operations	$(6.05)	$1.26	$1.02	$1.70	$2.19

Diluted earnings per share from continuing operations	$(6.05)	$1.22	$0.97	$1.60	$2.11

Basic earnings per share from discontinued operations	$-	$-	$-	$(0.39)	$(0.18)

Diluted earnings per share from discontinued operations	$-	$-	$-	$(0.37)	$(0.17)

Basic earnings per share	$(6.05)	$1.26	$1.02	$1.31	$2.01

Diluted earnings per share	$(6.05)	$1.21	$0.97	$1.24	$1.94

Shares used in computation of basic earnings per share	119,376	91,490	90,167	89,095	88,407

Shares used in computation of diluted earnings per share	119,376	95,013	94,447	94,504	91,760

	For the year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$413,926	$467,633	$375,569	$427,106	$416,957
Financial instruments owned, at fair value
Securitized HECM loan inventory	4,054,905	1,722,631	-	-	-
Other	2,107,802	2,059,160	1,603,139	926,589	476,111
Total assets	9,778,447	7,152,951	4,670,211	3,014,024	2,025,426
Financial instruments sold, not yet purchased, at fair value	1,644,604	1,721,892	1,311,324	639,259	385,003
Liability to GNMA trusts, at fair value	4,002,704	1,710,627	-	-	-
Short-term debt	50,000	-	-	-	-
Long-term debt	388,753	424,338	311,060	-	-
Credit facility	-	-	-	140,000	140,000
Convertible preferred stock	229,857	-	-	-	-
Total Knight Capital Group, Inc. stockholders’ equity	1,252,683	1,462,025	1,360,237	1,213,502	1,027,358

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Market Making—Our Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, we commit capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. Our Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which we operate as a market maker in equity securities quoted and traded on the Nasdaq Stock Market, the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities and several European exchanges. As a complement to electronic market making, our cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, the OTC Pink Markets, and the Alternative Investment Market (“AIM”) of the London Stock Exchange. We also provide trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. Market Making also includes our option market making business which trades on substantially all domestic electronic exchanges.

•

Institutional Sales and Trading— Our Institutional Sales and Trading segment includes global equity, exchange traded fund (“ETF”) and fixed income sales and trading; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equities, ETFs, and fixed income transactions as agent on behalf of institutional clients, and we commit capital on behalf of our clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program, block, and riskless principal trades and provides capital markets services, including equity and debt private placement.

•

Electronic Execution Services— Our Electronic Execution Services segment offers access via our electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to Market Making, we generally do not act as a principal to transactions that are executed within this segment and generally earn commissions for acting as agent between the principals to the trade.

•

Corporate and Other— Our Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support our other segments such as self-clearing services, including securities lending activities. Beginning in the second quarter of 2012, our Corporate and Other segment includes our FCM which comprises certain assets and liabilities which we acquired or assumed from the futures division of Penson Financial Services, Inc. on June 1, 2012. This business primarily provides futures execution, clearing and custody services to facilitate transactions among brokers, institutions and non-clearing FCMs on major U.S. and European futures and options exchanges.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax (loss) earnings from continuing operations of our segments and on a consolidated basis (in thousands):

	For the year ended December 31,
	2012	2011	2010
Market Making
Revenues (1) (3)	$60,940	$704,471	$549,128
Expenses (2) (5) (6)	429,417	448,390	339,260

Pre-tax (loss) earnings	(368,477)	256,080	209,868

Institutional Sales and Trading
Revenues (3)	468,444	511,525	457,617
Expenses (2) (5) (6)	592,649	555,885	477,103

Pre-tax loss	(124,205)	(44,360)	(19,486)

Electronic Execution Services
Revenues	159,054	167,926	138,213
Expenses (5) (6)	121,954	118,444	100,778

Pre-tax earnings	37,100	49,482	37,435

Corporate and Other
Revenues (4)	47,654	20,606	4,098
Expenses (2) (5) (6)	128,761	94,679	81,949

Pre-tax loss	(81,108)	(74,074)	(77,851)

Consolidated
Revenues	736,091	1,404,527	1,149,056
Expenses	1,272,781	1,217,398	999,090

Pre-tax (loss) earnings	$(536,690)	$187,129	$149,966

*	Totals may not add due to rounding.
(1) -	Included in revenues for the year ended December 31, 2012 is a trading loss of $457.6 million related to the August 1, 2012 technology issue.
(2) -	Included in expenses for the year ended December 31, 2012 is a writedown of assets of $143.0 million which includes $11.9 million for Market Making and $131.1 million for Institutional Sales and Trading. Additionally, the Corporate and Other segment includes $11.2 million for the year ended December 31, 2012 in professional fees related to the announced Merger and the August 1, 2012 technology issue.
(3) -	Included in revenues for the year ended December 31, 2012 is a Facebook IPO trading loss of $35.4 million which includes $26.0 million for Market Making and $9.4 million for Institutional Sales and Trading.
(4)	- Included in revenues for the year ended December 31, 2012 is an $11.4 million writedown of a strategic investment. Also included in revenues for the year ended December 31, 2012 is a gain on strategic investment of $10.0 million.
(5) -	Included in expenses for the year ended December 31, 2011 is a Restructuring charge of $28.6 million which includes $0.5 million for Market Making, $23.9 million for Institutional Sales and Trading, $0.4 million for Electronic Execution Services, and $3.8 million for Corporate and Other.
(6) -	Included in expenses for the year ended December 31, 2010 is a Restructuring charge of $16.7 million which includes $1.6 million for Market Making, $14.3 million for Institutional Sales and Trading, $0.1 million for Electronic Execution Services, and $0.7 million for Corporate and Other.

Consolidated revenues in 2012 decreased $668.4 million, or 47.6%, from 2011, while consolidated expenses increased $55.4 million or 4.5%, from 2011. Consolidated Pre-tax results from continuing operations in 2012 decreased $723.8 million from 2011.

Results for 2012 were significantly affected by several material events including the Facebook IPO, the August 1, 2012 Loss and its related events, and a preferred stock issuance.

In the second quarter of 2012, we recorded pre-tax trading losses of $35.4 million related to the Facebook IPO. On August 1, 2012 Nasdaq’s proposed voluntary accommodation program (the “Accommodation Program”) was published in the Federal Register by the SEC. The Accommodation Program creates a fund for voluntary accommodations for qualifying Nasdaq members disadvantaged by problems that arose during the Facebook IPO. Under the Accommodation Program as proposed by Nasdaq, we would recover a portion of our pre-tax trading losses. The Accommodation Program, however, remains subject to SEC approval, and there can be no assurance that it will be approved by the SEC or that the terms will not change from those proposed. As previously disclosed, there are no assurances that we will be able to recover all or a portion of our pre-tax trading losses relating to the Facebook IPO.

On August 1, 2012, we experienced a technology issue at the opening of trading at the NYSE. This issue was related to the installation of trading software and resulted in our broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from our systems, it resulted in trading losses and subsequent related legal and professional costs of $468.1 million (the “August 1, 2012 Loss”). These events were deemed a triggering event requiring us to assess the carrying amount and recoverability of our goodwill and intangible assets. As a result of this assessment, we recorded a non-cash impairment charge of $143.0 million, representing $126.4 million of goodwill related to our Libertas and Astor reporting units and $16.7 million of intangible assets primarily related to our Astor and Kellogg asset groups.

On August 6, 2012 we raised $400.0 million in equity financing through a convertible preferred stock offering with certain investors. We incurred approximately $40.5 million in fees and costs related to the offering, resulting in net proceeds of $359.5 million.

On December 19, 2012, Knight, GETCO and an affiliate of GETCO entered into the Merger Agreement for a strategic business combination. As a result of the proposed Merger, Knight and GETCO will each become a wholly owned subsidiary of Knight Holdco, Inc., a newly-formed Delaware corporation (“KCG”). The business of KCG will be the combined business of Knight and GETCO. The Merger is expected to be completed in the second quarter of 2013, subject to approval by the Company’s stockholders and GETCO’s voting unitholders, customary regulatory approvals and satisfaction of customary closing conditions.

The changes in our Pre-tax (loss) earnings from continuing operations by segment from 2011 to 2012 are summarized as follows:

•

Market Making— Our pre-tax loss from Market Making in 2012 was $368.5 million, compared to pre-tax earnings of $256.1 million in 2011. Significant discrete components of the decrease in performance in 2012 include the August 1, 2012 Loss, which resulted in trading losses of $457.6 million, the subsequent review of our intangible assets that resulted in an $11.9 million writedown to intangible assets, and a $26.0 million trading loss related to the Facebook IPO. Excluding these items, our pre-tax results from Market Making for 2012 decreased $129.1 million, to pre-tax earnings of $127.0 million, primarily due to a decrease in volumes of our client business, which were adversely impacted by the August 1, 2012 Loss, as well as lower overall market volumes and volatility. The lower volumes and volatility had a negative impact on both our client and non-client quantitative trading models. While our client business rebounded rather quickly, our results were further impacted by increases in payments for order flow, compensation due to heightened competition, recruiting fees, communications and data processing as we expand our strategies.

•

Institutional Sales and Trading—Our pre-tax losses from Institutional Sales and Trading of $124.2 million in 2012 were $79.8 million greater than the 2011 losses of $44.4 million. The 2012 pre-tax loss includes the effects of the asset impairment assessment that resulted in a writedown of $131.1 million related to goodwill and intangible assets primarily within our institutional fixed income and asset management businesses and as well as the $9.4 million trading loss related to the Facebook IPO. Excluding these items, our pre-tax results from Institutional Sales and Trading for 2012 improved by $60.7 million, to pre-tax earnings of $16.3 million. The improvement in segment results, excluding the noted items, was primarily attributable to improved results from our reverse mortgage business, a decrease in guaranteed compensation in our fixed income business, our decision to exit our institutional equities presence in Hong Kong and the absence of restructuring costs in 2012 offset, in part, by a decrease in client volumes as a result of the overall decrease in market volume and the effects of the events surrounding the August 1, 2012 Loss.

•

Electronic Execution Services—Our pre-tax earnings from Electronic Execution Services decreased in 2012 by $12.4 million, or 25.0%, from 2011. The decrease is primarily due to lower customer volumes as a result of the effects of the August 1, 2012 Loss as well as lower overall market volumes. By the end of the third quarter of 2012, volumes were substantially back to pre-August 1 levels.

•

Corporate and Other—Our pre-tax loss from our Corporate and Other segment of $81.1 million in 2012 increased by $7.0 million from 2011, primarily due to a $11.4 million writedown of a strategic investment, higher professional fees incurred due to the August 1, 2012 Loss and the proposed Merger, and higher interest expense related to our long-term debt and securities lending activity offset, in part, by a $10.0 million gain related to a change in the tax status of a strategic investment accounted for under the equity method of accounting and a $5.3 million grant received in 2012 from the State of New Jersey related to the Business Employment Incentive Program (“BEIP”).

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations in our future performance may result from numerous factors, including, among other things, market conditions and the resulting volatility, credit and counterparty risks that may result; introductions of, or enhancements to, trade execution services by us or our competitors; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume of our market making and trade execution activities; the dollar value of securities and other instruments traded; the composition and profile of our order flow; our market share with institutional and broker-dealer clients; the performance and size of, and volatility in, our client market making portfolios; the performance and size of, and volatility in, our non-client principal trading activities; movements of credit spreads; HECMs origination and HMBS securitization volumes and spreads; the overall size of our balance sheet and capital usage; further impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; costs associated with overall business growth; the effectiveness of our self-clearing and futures platforms and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to of technology or other issues (such as occurred on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; legislative, legal, regulatory and financial reporting changes; legal, regulatory matters or proceedings; geopolitical risk; the pending strategic business combination of the Company and GETCO and the costs and integration associated therewith; the amount, timing and cost of capital expenditures, acquisitions and divestitures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; technological changes and events; seasonality; competition; and other economic conditions.

Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in market share, growth and profitability in our four operating segments. If demand for our services declines or our performance deteriorates significantly due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue the level of revenues that we have experienced in the past or that we will be able to improve our operating results.

Trends

Global Economic Trends

Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid equity and debt markets and the level of trading volumes and volatility in such markets.

During the year ended December 31, 2012, trade volume and volatility levels across equity markets decreased as compared to the previous year, while in the debt markets, credit spreads narrowed. Secondary trading volumes in the equity and fixed income markets were down significantly from prior years. Overall, there are still concerns about global stability and growth, inflation and declining asset values.

Trends Affecting Our Company

We believe that our businesses are affected by the aforementioned global economic trends as well as more specific trends. Some of the specific trends that impact our operations, financial condition and results of operations are:

•

Clients continue to focus on statistics measuring the quality of equity executions (including speed of execution and price improvement). In an effort to improve the quality of their executions as well as increase efficiencies, market makers continue to increase the level of sophistication and automation within their operations and the extent of price improvement. The continued focus on execution quality has resulted in greater competition in the marketplace, which, along with market structure changes and market conditions, has negatively impacted the revenue capture and margin metrics of the Company and other market making firms.

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

•

Over the past several years exchanges have become far more competitive, and market participants have created alternative trading systems (“ATS”), ECN and other execution venues which compete within the OTC and listed trading venues. For example, on July 3, 2012, the SEC approved proposed rules submitted by the NYSE and NYSE Amex to establish a Retail Liquidity

Program (“RLP”) on a pilot basis for one year. The RLP seeks to attract retail flow to the NYSE and NYSE Amex. This new program (as well as any similar program established by other national stock exchanges) could draw market share away from the Company, and thus negatively impact our business. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market making firms competing for retail and institutional order flow. Further, many broker-dealers offer their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•

There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the capital markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators have adopted and will continue to propose and adopt rules where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, indications of interest, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails and market volatility rules (including, circuit breakers and limit-up, limit-down rules).

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

•

The U.S. Department of Housing and Urban Development (“HUD”) has stated that foreclosure is and must remain a method of last resort for the resolution of unpaid property charges. It has also been reported that HUD is developing procedures that would allow lenders to assess a prospective borrower’s income and expenses, and possibly require homeowners to set aside money to pay for taxes and homeowners insurance. However, no formal guidelines have yet been published.

Income Statement Items

The following section briefly describes the key components of, and drivers to, our significant revenues and expenses.

Revenues

Our revenues consist principally of Commissions and fees and Net trading revenue from all of our business segments.

Revenues on transactions for which we charge explicit commissions or commission equivalents, which include the majority of our institutional client orders, commissions on futures transactions, as well as the mark-to-market of securitized and unsecuritized HECM loan inventory, are included within Commissions and fees. Commissions and fees are primarily affected by changes in our equity, fixed income, futures and foreign exchange transaction volumes with institutional clients, changes in commission rates, level of volume based fees from providing liquidity to other trading venues, loan origination and securitization volume and spreads, assets under management and the level of our soft dollar and commission recapture activity.

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

Interest, net is earned from our cash held at banks, cash held in trading accounts at third party clearing brokers and from collateralized financing arrangements, such as securities borrowing, carry interest on loans and bonds held, and interest income net of interest expense on securitized and unsecuritized HECM loan inventory. The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the level of cash balances held at banks and third party clearing brokers including those held for customers, the level of our securities borrowing activity, our level of securities positions in which we are long compared to our securities positions in which we are short, the extent of our collateralized financing arrangements and the level of securitized and unsecuritized HECM loan inventory.

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

Execution and clearance fees primarily represent fees paid to third party clearing brokers for clearing equities, options and fixed income transactions; transaction fees paid to Nasdaq and other exchanges, clearing organizations and regulatory bodies; execution fees paid to third parties, primarily for executing trades on the NYSE, other exchanges and ECNs; and loan processing fees. Execution and clearance fees primarily fluctuate based on changes in trade and share volume, execution strategies, rate of clearance fees charged by clearing brokers and rate of fees paid to ECNs, exchanges and certain regulatory bodies and reverse mortgage loan origination volume.

Communications and data processing expense primarily consists of costs for obtaining market data, connectivity, telecommunications services and systems maintenance.

Payments for order flow primarily represent payments to broker-dealer clients, in the normal course of business, for directing to us their order flow in U.S. equities and options. Payments for order flow also include fees paid to third party brokers with respect to reverse mortgage wholesale loan production. Payments for order flow will fluctuate as we modify our rates and as our percentage of clients whose policy is not to accept payments for order flow varies. Payments for order flow also fluctuate based on U.S. equity share and option volumes, reverse mortgage loan production and channel mix, our profitability and the mix of market orders, limit orders, and customer mix.

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

Writedown of assets and lease loss accrual consist primarily of costs associated with the writedown of assets which management has determined to be impaired, primarily goodwill and intangible assets, and lease losses related to excess office space.

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

Results of Operations

The following table sets forth the consolidated statements of operations data as a percentage of total revenues:

	For the year ended December 31,
	2012	2011	2010

Revenues
Commissions and fees	88.7%	53.4%	57.5%
Net trading revenue	6.8%	45.0%	42.6%
Interest, net	3.4%	0.3%	0.2%
Investment income (loss) and other, net	1.1%	1.3%	-0.3%

Total revenues	100.0%	100.0%	100.0%

Expenses
Employee compensation and benefits	71.4%	41.6%	47.6%
Execution and clearance fees	27.2%	16.3%	15.3%
Communications and data processing	13.3%	6.2%	6.1%
Payments for order flow	12.3%	6.1%	3.3%
Interest	7.2%	3.0%	2.3%
Depreciation and amortization	6.8%	3.8%	3.7%
Professional fees	4.4%	1.5%	1.5%
Occupancy and equipment rentals	3.7%	2.0%	2.3%
Business development	2.8%	1.7%	1.7%
Writedown of assets and lease loss accrual	19.4%	0.2%	0.1%
Restructuring	0.0%	2.0%	1.5%
Other	4.4%	2.3%	1.6%

Total expenses	172.9%	86.7%	86.9%

(Loss) income from continuing operations before income taxes	-72.9%	13.3%	13.1%
Income tax (benefit) expense	-25.8%	5.1%	5.0%

(Loss) income from continuing operations, net of tax	-47.2%	8.2%	8.0%
Loss from discontinued operations, net of tax	0.0%	0.0%	0.0%

Net (loss) income	-47.2%	8.2%	8.0%

Dividend on convertible preferred shares	-0.3%	0.0%	0.0%
Deemed dividend related to beneficial conversion feature of convertible preferred shares	-50.7%	0.0%	0.0%

Net (loss) income attributable to common stockholders	-98.2%	8.2%	8.0%

Percentages may not add due to rounding.

Years Ended December 31, 2012 and 2011

Revenues

Market Making

	For the year ended December 31,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$74.3	$132.6	$(58.3)	-44.0%
Net trading revenue (millions)	(8.2)	564.2	(572.4)	N/M
Interest, net (millions)	(5.2)	7.6	(12.8)	N/M

Total Revenues from Market Making (millions)	$60.9	$704.5	$(643.5)	-91.3%

U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)*	20.1	25.3	(5.3)	-20.8%
Average daily trades (thousands) *	2,978.9	3,620.6	(641.7)	-17.7%
Nasdaq and Listed shares traded (billions)*	172.1	216.5	(44.4)	-20.5%
FINRA OTC Bulletin Board and Other shares traded (billions)*	621.3	876.7	(255.4)	-29.1%
Average revenue capture per U.S. equity dollar value traded (bps) *	0.06	1.06	(1.00)	-94.5%
Average revenue capture per U.S. equity dollar value traded, excluding impact of Facebook IPO and August 1st technology issue (bps) **	1.03	1.06	(0.03)	-2.8%

*	Represents new presentation for U.S. equity Market Making for all periods presented as described more fully below.
**	Statistic for 2012 excludes $26.0 million in trading losses related to the Facebook IPO and $456.6 million in trading losses related to the August 1, 2012 technology issue.

Totals may not add due to rounding.

N/M - Not meaningful

Total revenues from the Market Making segment, which primarily comprises Commissions and fees and Net trading revenue from our domestic businesses, decreased to $60.9 million in 2012, from $704.5 million in 2011. Revenues for 2012 were dramatically impacted by the August 1, 2012 Loss which resulted in trading losses of $457.6 million, and the effects that it had on client volumes immediately after the event; $26.0 million of trading losses related to the Facebook IPO; as well as a decrease in overall market volumes and volatility which drove down our average daily dollar volumes.

In the first quarter of 2012, we modified our quarterly revenue capture and monthly equity volume statistics in order to provide data specific to the U.S. equity market making activity within the Market Making segment. Our revenue capture and volume statistics previously also included U.S. institutional sales activity. Average revenue capture per U.S. equity dollar value traded was 0.06 basis points (“bps”) in 2012, down significantly from 1.06 bps in 2011. Excluding the impact of the August 1, 2012 Loss and impact of the Facebook IPO, average revenue capture per U.S. equity dollar value traded was 1.03 bps for 2012, down 2.8% from 2011 which was primarily due to the overall decrease in US market volumes and volatility offset, in part, by enhancements to our trading models and infrastructure. Average revenue capture per U.S. equity market making dollar value traded is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees) (collectively “Domestic U.S. Equity Market Making Revenues”), divided by the total dollar value of the related equity transactions. Domestic U.S. Equity Market Making Revenues were $29.0 million in 2012, or $511.5 million excluding the impact of the August 1, 2012 Loss and the Facebook IPO in 2012, as compared to $672.0 million in 2011.

Institutional Sales and Trading

	For the year ended December 31,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$406.6	$446.0	$(39.4)	-8.8%
Net trading revenue (millions)	58.9	69.8	(10.9)	-15.5%
Interest, net (millions)	1.8	(18.5)	20.3	N/M
Investment income and other, net (millions)	1.1	14.2	(13.1)	-92.3%

Total Revenues from Institutional Sales and Trading (millions)	$468.4	$511.5	$(43.1)	-8.4%

Totals may not add due to rounding.

N/M - Not meaningful

Total revenues from the Institutional Sales and Trading segment, which primarily comprises Commissions and fees from institutional equities, ETFs, fixed income sales and reverse mortgage originations and securitizations, decreased 8.4% to $468.4 million in 2012, from $511.5 million in 2011. Revenues were significantly impacted by $9.4 million of trading losses related to the Facebook IPO and lower revenues from our capital markets and equity sales businesses, exacerbated by a slowdown in client activity as a result of the August 1, 2012 Loss as well as general market volumes from institutional clients, offset in part, by increased revenues from our reverse mortgage business.

Electronic Execution Services

	For the year ended December 31,
	2012	2011	Change	% of Change
Commissions and fees (millions)	$159.1	$169.7	$(10.6)	-6.3%
Other revenues (millions)	-	(1.8)	1.8	N/M

Total Revenues from Electronic Execution Services (millions)	$159.1	$167.9	$(8.8)	-5.3%

Average daily Knight Direct equity shares (millions)	207.1	183.7	23.4	12.7%
Average daily Knight Hotspot FX notional dollar value traded ($ billions)*	25.4	29.6	(4.2)	-14.2%

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

N/M - Not meaningful

Total revenues from the Electronic Execution Services segment, which primarily comprises Commissions and fees from agency execution activity, decreased 5.3% to $159.1 million in 2012, from $167.9 million in 2011. Revenues were negatively impacted by lower overall market volumes which were exacerbated by a decrease in our volumes following the events of August 1, 2012. By the end of the third quarter, however, volumes were substantially back to pre-August 1, 2012 levels.

Corporate and Other

	For the year ended December 31,
	2012	2011	Change	% of Change
Total Revenues from Corporate and Other (millions)	$47.7	$20.6	$27.0	131.3%

N/M - Not meaningful

Total revenues from the Corporate and Other segment, which primarily represent interest income from our stock borrow activity, gains or losses on strategic investments, and deferred compensation investments related to certain employees and directors increased to $47.7 million in 2012, from

$20.6 million in 2011. The primary drivers for the increase in revenues were a $10.0 million gain from a strategic investment that we account for under the equity method of accounting, the $5.3 million BEIP grant received in 2012 and revenues from our newly acquired futures business which we acquired in June 2012 offset, in part, by a $11.4 million writedown of a strategic investment. The $10.0 million investment gain represents our share of the investee’s net income which we recorded under the equity method of accounting which was due to an income tax benefit recognized by the investee that arose from a change in its tax status during 2010, and reported and disclosed to us in the second quarter of 2012.

Expenses

Employee compensation and benefits expense decreased to $525.2 million in 2012 from $583.8 million in 2011. As a percentage of total revenue, excluding the August 1, 2012 Loss and the Facebook IPO trading loss (the “2012 Events”), Employee compensation and benefits increased to 42.7% in 2012, from 41.6% in 2011. The decrease on a dollar basis was primarily due to an overall decrease in revenues and profitability and change in the mix of our revenues across businesses as well as by a decrease in guaranteed compensation for our Institutional Sales and Trading segment, offset by an increase in number of employees.

The number of full time employees increased to 1,524 at December 31, 2012, from 1,423 at December 31, 2011, primarily due to the acquisition of our futures business as well as the expansion of our market making and reverse mortgage origination businesses. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

Execution and clearance fees decreased 12.6% to $200.4 million in 2012, from $229.2 million in 2011. Excluding the 2012 Events, Execution and clearance fees as a percentage of revenues was 16.3% in both 2012 and 2011. Execution and clearance fees decreased on a dollar basis due to a decrease in equity volumes, offset in part, by an increase in reverse mortgage loan origination processing fees. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.

Payments for order flow increased 6.3% to $90.6 million in 2012, from $85.3 million in 2011. Excluding the 2012 Events, Payments for order flow as a percentage of total revenue increased to 7.4% in 2012, from 6.1% in 2011. The increase is due to a lower revenue base, additional costs as we begin to regain market share, and adjustments to payment rates as well as an increase in fees paid to third party brokers on increased wholesale reverse mortgage loan production. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, reverse mortgage loan production, client and product mix, profitability, and competition.

Professional fees increased 52.0% to $32.4 million in 2012, from $21.3 million in 2011 due to higher consulting expenses and legal costs related to the August 1, 2012 Loss and the announced Merger.

Writedown of assets and lease loss accrual was $143.0 million in 2012 which relate to the impairment of goodwill and intangibles triggered by the August 1, 2012 Loss. Writedown of assets and lease loss accrual was $3.0 million in 2011 due to excess real estate space.

There was no restructuring charge for 2012. The restructuring charge of $28.6 million in 2011 is related to employee severance and other employee benefits, writedown of assets and lease and contract termination costs in connection with our plan to discontinue certain initiatives and decrease operating expenses.

All other expenses increased by 5.6%, or $14.9 million, to $281.2 million in 2012 from $266.2 million in 2011. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of our overall growth. Interest expense increased primarily due to our increased securities lending activity and long-term debt. Occupancy and equipment rentals expense decreased primarily due to the reduction in lease costs. Business development expense decreased due to fewer client-related events and lower advertising costs. Other expenses increased due to higher reserves associated with the increase in our GNMA issuances.

Our effective tax rate for 2012 from continuing operations of 35.3% differed slightly from the federal statutory rate of 35% primarily due to the effect of non-deductible expenses, offset by the benefit of a dividend received deduction. State and local taxes had little effect on our 2012 effective tax rate because there is only a limited state and local tax benefit available for our 2012 pre-tax losses.

Years Ended December 31, 2011 and 2010

Revenues

Market Making

	For the year ended December 31,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$132.6	$105.2	$27.4	26.1%
Net trading revenue (millions)	564.2	449.4	114.8	25.5%
Interest, net (millions)	7.6	(5.6)	13.2	N/M
Investment income and other, net (millions)	0.0	0.1	(0.1)	N/M

Total Revenues from Market Making (millions)	$704.5	$549.1	$155.3	28.3%

U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)*	25.3	23.3	2.0	8.6%
Average daily trades (thousands) *	3,620.6	3,332.0	288.6	8.7%
Nasdaq and Listed shares traded (billions)*	216.5	244.6	(28.1)	-11.5%
FINRA OTC Bulletin Board and Other shares traded (billions)*	876.7	1,977.8	(1,101.1)	-55.7%
Average revenue capture per U.S. equity dollar value traded (bps) *	1.06	0.85	0.20	24.0%

* Represents new presentation for U.S. equity Market Making for all periods presented as described more fully in text below.

Totals may not add due to rounding.

N/M - Not meaningful

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

Average revenue capture per U.S. equity dollar value traded was 1.06 bps in 2011, up 24.0% from 0.85 bps in 2010. The primary drivers for the increase in revenue capture were improved performance of both our client and non-client quantitative trading models, the change in mix of our order flow and increase in the price of stocks traded. U.S. Equity Market Making Revenues were $672.0 million and $499.1 million in 2011 and 2010, respectively.

Institutional Sales and Trading

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

N/M - Not meaningful

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

Electronic Execution Services

	For the year ended December 31,
	2011	2010	Change	% of Change
Commissions and fees (millions)	$169.7	$138.7	$31.0	22.4%
Other revenues (millions)	(1.8)	(0.5)	(1.3)	N/M

Total Revenues from Electronic Execution Services (millions)	$167.9	$138.2	$29.7	21.5%

Average daily Knight Direct equity shares (millions)	183.7	148.8	34.9	23.5%
Average daily Knight Hotspot FX notional dollar value traded ($ billions)*	29.6	18.4	11.1	60.5%

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

N/M - Not meaningful

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

N/M - Not meaningful

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

The number of full time employees increased to 1,423 at December 31, 2011, from 1,326 at December 31, 2010, primarily due to staff additions relating to our move to self-clearing, the growth in our reverse mortgage loan origination business and expanded domestic product offerings, offset, in part, by a headcount reduction related to our restructuring plan in the third quarter of 2011. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.

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

Writedown of assets and lease loss accrual was $3.0 million in 2011 due to excess real estate capacity. Writedown of assets and lease loss accrual was $1.0 million in 2010 comprising $0.3 million for the discontinued use of the Libertas trade name and a lease loss accrual of $0.7 million relating to excess real estate capacity.

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

Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax Earnings

We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. Selected financial information is included in our non-GAAP financial presentations for the year ended December 31, 2012. This information includes the effects of the August 1, 2012 Loss, the writedown of goodwill and intangible assets, trading losses related to the Facebook IPO, professional fees related to our announced merger with GETCO, a gain resulting from a change in the tax status of a strategic investment, and the writedown of a strategic investment. We believe these presentations provide meaningful information to shareholders and investors as they provide comparability for our results of operations for the year ended December 31, 2012 with the results for the year ended December 31, 2011. The following table provides a full reconciliation of GAAP to non-GAAP pre- tax results for the year ended December 31, 2012 (in thousands):

Year ended December 31, 2012	Market Making	Institutional Sales and Trading	Electronic Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Pre-Tax (Loss) Income	$(368,477)	$(124,205)	$37,100	$(81,108)	$(536,690)

August 1, 2012 trading loss, related costs and professional fees related to merger	457,570	-	-	11,222	468,792
Writedown of goodwill and intangible assets	11,917	131,117	-	-	143,034
Facebook IPO trading losses	25,975	9,385	78	-	35,438
Investment gain	-	-	-	(9,992)	(9,992)
Writedown of strategic investment	-	-	-	11,384	11,384

Non-GAAP Pre-Tax Income (Loss)	$126,985	$16,297	$37,178	$(68,494)	$111,966

* Totals may not add due to rounding

Financial Condition, Liquidity and Capital Resources

Financial Condition

We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of December 31, 2012 and 2011, we had total assets of $9.78 billion and $7.15 billion, respectively, a portion of which consisted of cash or assets readily convertible into cash as follows (in millions):

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$413.9	$467.6
Financial instruments owned, at fair value:
Equities	1,463.9	1,416.1
U.S. government and Non-U.S. government obligations	34.3	44.3
Corporate debt	106.5	73.9
Mortgage-backed securities	-	16.4
Listed equity options	202.1	280.4
Collateralized agreements:
Securities borrowed	1,008.7	1,494.6
Receivables from brokers, dealers and clearing organizations	1,150.0	623.9

Total cash and assets readily convertible to cash	$4,379.5	$4,417.3

Totals may not add due to rounding.

Substantially all of the amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions as we saw following the August 1, 2012 Loss.

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

As of December 31, 2012 and 2011, $1.08 billion and $798.2 million, respectively, of equities have been pledged as collateral to third-parties under financing arrangements.

Other assets primarily represent deposits, net deferred tax assets and other miscellaneous receivables.

Total assets increased $2.63 billion, or 36.7%, from $7.15 billion at December 31, 2011 to $9.78 billion at December 31, 2012. The majority of the increase in assets relates to the growth of our financial instruments owned. Financial instruments owned increased by $2.38 billion, or 63.0%, from $3.78 billion at December 31, 2011, to $6.16 billion at December 31, 2012, primarily due to the $2.33 billion increase in securitized HECM loan inventory, which represents HECM loans that have been securitized into GNMA securities which have been sold to third parties but where the securitization is not accounted for as a sale under current accounting standards. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Receivable from brokers, dealers and clearing organizations increased by $526.1 million, from $623.9 million at December 31, 2011 to $1.15 billion at December 31, 2012, due to increased deposits at third party clearing organizations including customer balances related to our futures business as well as timing relating to trade date versus settlement date differences. Securities borrowed decreased by $485.9 million, from $1.49 billion at December 31, 2011 to $1.01 billion at December 31, 2012. This decrease is related to the changes in our trading inventory, offset in part, by the increase in our balance at clearing brokers included within Receivable from brokers, dealers and clearing organizations that also assist in funding our inventory. Income taxes receivable increased $142.8 million from $9.8 million at December 31, 2011 to $152.6 million at December 31, 2012, primarily due to income tax benefits associated with the August 1, 2012 Loss. Cash and securities segregated under federal and other regulations increased $156.0 million from $11.0 million at December 31, 2011 to $167.0 million at December 31, 2012, primarily due to the acquisition of our futures business.

Total liabilities increased $2.60 billion, or 45.8%, from $5.69 billion at December 31, 2011 to $8.30 billion at December 31, 2012. The majority of the increase in liabilities relates to increases in Collateralized financings and Payable to customers. Collateralized financings increased by $2.23 billion, or 77.3%, from $2.89 billion at December 31, 2011, to $5.12 billion at December 31, 2012 primarily due to the increased Liability to GNMA trusts, at fair value associated with the securitization of HECM loans into GNMA securities, where such securitization is not accounted for as a sale. This increase was offset in part by a decrease in lending activity to facilitate transaction settlements relating to self-clearing. Financial instruments sold, not yet purchased decreased by $77.3 million, or 4.5%, from $1.72 billion at December 31, 2011, to $1.64 billion at December 31, 2012, primarily due to a decrease in the size of the securities inventory utilized in our equity and option market making activities. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits and the decrease in Financial instruments sold, not yet purchased is consistent with the decrease in our long securities position within our market making business. Payable to customers increased by $365.0 million, from $23.7 million at December 31, 2011 to $388.7 million at December 31, 2012, primarily due to the acquisition of our futures business. Accrued compensation expense decreased from $188.9 million at December 31, 2011 to $153.9 million at December 31, 2012 primarily as a result of a decrease in accrued year-end discretionary compensation due to the decrease in our results.

Stockholders’ equity, decreased by $209.3 million, from $1.46 billion at December 31, 2011 to $1.25 billion at December 31, 2012. The decrease in stockholders’ equity from December 31, 2011 was primarily a result of the August 1, 2012 Loss, offset in part by an increase of $129.6 million as a result of the conversion of a portion of our convertible preferred stock into Class A common stock.

Liquidity and Capital Resources

Historically we have financed our business primarily through cash generated by operations, our long-term debt and other borrowings. On August 6, 2012 we raised $400.0 million in equity financing through the issuance of Series A convertible preferred stock to certain investors (the “August 2012 Recapitalization”). We incurred approximately $40.5 million of fees and costs related to the offering, resulting in net proceeds of $359.5 million.

Our Series A convertible preferred stock (“Series A Preferred Stock”) balance at December 31, 2012 was $229.9 million. The initial net balance of $359.9 million was reduced by $129.6 million as a result of the conversion of a portion of the Series A Preferred Stock into Class A common stock. Since the Series A Preferred Stock can become redeemable at the option of the holder upon the occurrence of certain merger or acquisition transactions or fundamental changes, which may not be solely within the control of the Company, the Series A Preferred Stock are classified as temporary equity on the Company’s Consolidated Statements of Financial Condition. On February 28, 2013, 239,844 shares of Series A Preferred Stock were mandatorily converted into 159,896,077 shares of Class A common stock as a result of the Company’s Class A common stock having traded above 200% of the $1.50 per share conversion price for 60 consecutive trading days.

At December 31, 2012, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $1.15 billion.

We have acquired several businesses over the last few years. In July 2010, we completed the acquisition of Urban Financial Group, Inc. (“Urban”) for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight Class A common stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.7 million. Urban achieved its first and second year performance targets as of July 31, 2011 and 2012, respectively. Therefore, the seller received $1.3 million split evenly between cash and unregistered shares of Knight common stock in each of those years. In June 2012, we completed the acquisition of certain assets and assumption of certain liabilities of Penson Futures, the futures division of Penson Financial Services, Inc. for $5.0 million in cash and a potential earn-out based on future performance with an estimated fair value of $3.5 million. We expect to fund the purchase price of any future acquisitions with our current cash position or, in some cases, through the issuance of our stock or debt.

We had net loss of $347.1 million during 2012 and net income of $115.2 million and $91.6 million during 2011 and 2010, respectively. Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $52.3 million, $47.7 million and $51.8 million during 2012, 2011 and 2010, respectively. Depreciation and amortization expense was $50.3 million, $54.0 million and $42.8 million during 2012, 2011 and 2010, respectively. Non-cash writedown of assets were $143.0 million in 2012 which related to the impairment of goodwill and intangible assets. Non-cash writedown of assets and lease loss accrual during 2011 was $3.0 million relating to excess real estate space. Non-cash restructuring charges during 2011 were $12.0 million comprising $3.1 million related to stock based compensation, $6.6 million in writedown of assets and $2.3 million in writedown of intangible assets and goodwill. Non-cash writedown of assets and lease loss accrual during 2010 was $1.0 million comprising $0.3 million related to our decision to discontinue the use of the Libertas trade name and $0.7 million relating to excess real estate space.

Capital expenditures related to our continuing operations were $32.1 million, $38.0 million and $48.9 million during 2012, 2011 and 2010, respectively. Purchases of investments were $27.9 million, $26.6 million and $8.0 million during 2012, 2011 and 2010, respectively, and dividends and distributions received from investments were $33.4 million, $24.4 million and $37.6 million during 2012, 2011 and 2010, respectively. Payments relating to acquisitions of businesses, trading rights and other items, net of cash received were $3.3 million, $0.6 million and $53.4 million during 2012, 2011 and 2010, respectively.

In March 2010, we issued Cash Convertible Senior Subordinated Notes (“Notes”) with a face amount of $375.0 million in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the termination and required repayment of the borrowings under our previous $140.0 million credit agreement including accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. In 2012, 2011 and 2010, we recognized interest expense related to the Notes of $27.5 million, $26.4 million and $20.1 million, respectively.

In June 2011, we entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with the same consortium of banks. As of December 31, 2012, the Company has borrowed all the funds under the Term Credit Agreement and the interest rate was 2.72% per annum, which is based on the one month LIBOR rate plus 2.50%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014. For the years ended December 31, 2012 and 2011, we recognized interest expense related to the Term Credit Agreement of $2.8 million and $1.4 million, respectively.

In June 2011, we also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement”) with Knight Execution & Clearing Services LLC (“KECS”) and Knight Capital Americas, L.P., as borrowers, with a consortium of banks. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus a margin ranging from 1.50% – 2.00% per annum. Interest is payable quarterly. In June 2012, we renewed our Revolving Credit Agreement with substantially the same consortium of banks on substantially the same terms and conditions as the Revolving Credit Agreement. As a result of the consolidation of Knight Capital Americas, L.P. into KECS as of June 30, 2012, and the subsequent renaming of KECS to Knight Capital Americas LLC (“KCA”), KCA is now the sole borrower under the Revolving Credit Agreement. In August 2012, we drew down the full $200.0 million available under our Revolving Credit Agreement and repaid in full by the next business day. As of December 31, 2012, and December 31, 2011 there were no outstanding borrowings under the Revolving Credit Agreement. We are charged an annual commitment fee of 0.25% on the average daily amount of the unused portion of the Revolving Credit Agreement. For the year ended December 31, 2012 and 2011, we recorded $0.1 million and $0.3 million in commitment fees, respectively. The Revolving Credit Agreement was renewed with substantially the same consortium of banks on substantially the same terms and conditions as the Term Credit Agreement on June 27, 2012 and will expire on June 26, 2013.

In December 2012, Knight entered into amendments to the Term Credit Agreement and Revolving Credit Agreement. These amendments were made to clarify treatment of losses related to securities transactions and amend certain other provisions described therein.

In August 2012, we raised $400.0 million in equity financing through the August 2012 Recapitalization. Under the terms of the August 2012 Recapitalization, we sold 400,000 shares of Series A Preferred Stock. We incurred approximately $40.5 million of fees and costs related to the issuance resulting in net proceeds of $359.5 million. Dividends on the Series A Preferred Stock accrue daily and are payable on a cumulative basis, as and if declared by the Board of Directors, in cash at a rate per annum equal to 2%. Declared dividends on the Series A Preferred Stock are payable quarterly, in arrears, on each January 15, April 15, July 15 and October 15. We declared a cash dividend at the end of September 2012 for holders of our Series A Preferred Stock totaling $1.1 million, which was paid in October 2012. We declared a cash dividend $1.2 million at the end of December 2012 for holders of our Series A Preferred Stock which was paid in January 2013.

See Footnote 13 “Long-Term Debt,” and Footnote 4 “Series A Convertible Preferred Stock” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding the Notes, Term Credit Agreement and Revolving Credit Agreement; and Series A Convertible Preferred Stock, respectively.

We have an authorized stock repurchase program of $1.00 billion. We repurchased 1.5 million shares for $19.6 million under the stock repurchase program during 2012. Through December 31, 2012, we had repurchased 76.7 million shares for $879.1 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. The terms of our Series A Preferred Stock prohibit us from repurchasing any shares if dividends on such shares are in arrears. We had 202.1 million shares of Class A common stock outstanding as of December 31, 2012.

Our U.S. registered broker-dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and FCM and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of December 31, 2012, our broker-dealers were in compliance with the applicable regulatory net capital rules.

The following table sets forth the net capital levels and requirements for our regulated U.S. broker-dealer subsidiary at December 31, 2012, as reported in its respective regulatory filing (in millions):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas LLC	$312.0	$20.8	$291.2

Effective as of the close of business on June 30, 2012, we merged our broker-dealer subsidiary Knight Capital Americas, L.P. into KECS with KECS as the surviving entity and only U.S. broker-dealer. KECS was then immediately renamed Knight Capital Americas LLC and remains an indirect, wholly-owned subsidiary of Knight Capital Group, Inc.

Our foreign registered broker-dealers are subject to certain financial resource requirements of either Financial Services Authority (“FSA”) or the Securities and Futures Commission (“SFC”). The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at December 31, 2012 (in millions):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$124.3	$37.6	$86.8

On December 19, 2012, Knight, GETCO and an affiliate of GETCO entered into the Merger Agreement for a strategic business combination. As a result of the proposed Merger, Knight and GETCO will each become a wholly owned subsidiary of Knight Holdco, Inc., a newly-formed Delaware corporation (“KCG”). The business of KCG will be the combined business of Knight and GETCO.

Under the Merger Agreement, existing Company common stockholders (other than GETCO and holders of Company restricted stock or other equity awards granted after December 19, 2012) will have the right to elect to receive $3.75 per share in cash or one share of common stock of KCG for each share of Company Class A common stock they own immediately prior to the completion of the transaction. The cash consideration will be subject to pro-ration if the holders of more than 66.7% of the Company’s Class A common stock eligible for election in the transaction properly elect to receive the cash consideration for their Company shares. Jefferies & Company, Inc. and its affiliates (“Jefferies”), the largest stockholders of the Company, have agreed to limit their cash election to 50.0% of their Company shares to the extent the total cash consideration would otherwise exceed $720.0 million. This is intended to enable other Company stockholders (excluding GETCO and holders of Company restricted stock or other equity awards granted after December 19, 2012) to receive up to 66.7% of their total consideration in cash, while limiting the total cash consideration to be paid by KCG to not more than $720.0 million in the aggregate.

If the transaction is completed, GETCO Class A, Class B and Class P unitholders are expected to receive, in aggregate, approximately 233 million shares of common stock of KCG and 75 million warrants to acquire shares of common stock of KCG. The warrants will be comprised of 25 million Class A warrants, having a $4.00 exercise price and exercisable for a four-year term; 25 million Class B warrants, having a $4.50 exercise price and exercisable for a five-year term; and 25 million Class C warrants, having a $5.00 exercise price and exercisable for a six-year term.

GETCO entered into a commitment letter, with affiliates of Jefferies for the financing necessary to complete the business combination, including refinancing all existing Knight and GETCO debt. Pursuant to the commitment letter, Jefferies committed to provide a first lien term loan facility in an aggregate principal amount of up to $450.0 million, a first lien revolving facility in an aggregate principal amount of $20.0 million and a second lien bridge loan facility in an aggregate principal amount of up to $550.0 million. On February 5, 2013, GETCO and Jefferies entered into a joinder agreement with Goldman Sachs Bank USA (“Goldman Sachs”). Pursuant to the joinder agreement, Goldman Sachs agreed to provide a portion of the financing agreed to in the commitment letter for the first lien term loan facility, the first lien revolving facility and the second lien bridge loan facility. In addition, Jefferies and Goldman are expected to arrange an offering of senior secured second lien notes by the new holding company yielding aggregate gross proceeds of up to $550.0 million. The proceeds of the senior secured second lien notes, if any, would reduce the funded amount of the second lien bridge loan facility or, if the second lien bridge loan facility were previously funded, be used to repay the bridge loans made thereunder. These financings will be subject to customary affirmative and negative covenants.

The Merger is expected to be completed in the second quarter of 2013, subject to approval by the Company’s stockholders and GETCO’s voting unitholders, customary regulatory approvals and satisfaction of customary closing conditions.

Contractual Obligations

In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with our contractual obligations pursuant to operating leases, net of sublease obligations and guaranteed employment contracts longer than one year as of December 31, 2012 are summarized below (in millions):

	Payments due in:
	2013	2014-2015	2016-2017	Thereafter through August 31, 2023	Total
Term Credit Agreement[1]	$50.0	$50.0	$-	$-	$100.0
Notes[1]	-	-	375.0	-	375.0
Operating lease obligations[2]	20.5	39.5	37.8	78.8	176.7
Other obligations[2]	12.5	-	-	-	12.5

Total	$83.0	$89.5	$412.8	$78.8	$664.2

1 - See Footnote 13, “Long-Term Debt” to the Consolidated Financial Statements

2 - See Footnote 22, “Commitments and Contingent Liabilities” to the Consolidated Financial Statements

Totals may not add due to rounding.

Knight Capital Group, Inc. also has provided, and may in the future provide, in the ordinary course of business, unsecured guarantees to guarantee the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Effects of Inflation

The majority of our assets are liquid in nature and therefore are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation, office leasing costs and communications expenses, which may not be readily recoverable in the prices of the services offered by us. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our financial position and results of operations.

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

Subsequent Events

Corporate restructuring

On January 30, 2013, we completed a corporate restructuring designed to lower operating expenses and improve financial performance. As part of the restructuring, we will reduce our worldwide workforce by approximately 5%. The restructuring was undertaken in an effort to combine our voice and electronic sales teams and as a result of the winding-down of our correspondent clearing initiative. Employees directly affected by the workforce reduction have received notification and will be provided with severance payments and specified benefits.

In connection with the restructuring, we expect that we will incur during the first quarter of 2013 a total estimated pre-tax charge between $9.0 million and $11.0 million (across all of our reporting segments), broken down as follows:

•	Employee severance and other employee benefit costs between $8.0 million and $10.0 million;

•	Capitalized software writedown of approximately $1.0 million.

Of the above amount, it is expected that cash expenditures will be between $4.0 million and $5.0 million. Although we believe that these estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

We expect that there will be additional costs related to the winding-down of our correspondent clearing initiative but such costs cannot be determined at this time.

Assets for sale

Subsequent to December 31, 2012 we began a process to actively market the sale of certain of our businesses. Although no sales have been consummated as of the date of this filing, the expected sale price of one of such businesses will be less than the carrying value of the net assets of the business, resulting in a loss to us. If any transactions are consummated, upon such closings, we will also record compensation charges relating to the acceleration of stock based compensation as well as other charges related to the sales.

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

As discussed in Footnote 13 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-K, we entered into purchased call options and recorded an embedded conversion derivative concurrent with our issuance of the Notes. The fair value of these options and derivative are determined using an option pricing model based on observable inputs such as implied volatility of our common stock, risk-free interest rate, and other factors and, as such, are classified within Level 2 of the fair value hierarchy.

Our loan inventory, foreign currency forward contracts, investment in the Deephaven Funds, deferred compensation investments and certain mortgage-backed securities are also classified within Level 2.

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2012 and December 31, 2011, we did not hold any financial instruments that met the definition of Level 3.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

Securitization activities—We securitize HECMs under our GNMA issuance authority. Securitization and transfer of financial assets are generally accounted for as sales when an issuer has relinquished control over the transferred assets. Based upon the current structure of the GNMA securitization program, we believe that we have not met the GAAP criteria for relinquishing control over the transferred assets and therefore our securitizations fail to meet the GAAP criteria for sale accounting. As such, we continue to recognize the HECMs in Financial instruments owned, at fair value, and we recognize a corresponding liability in Liability to GNMA trusts, at fair value on the Consolidated Statements of Financial Condition.

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

Goodwill

Goodwill of $213.9 million at December 31, 2012 primarily relates to our Institutional Sales and Trading and Electronic Execution Services segments. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. We performed our annual test for impairment of goodwill in the second quarter of 2012 and determined that goodwill was not impaired at that time. Subsequent to that annual impairment test, we experienced a technology issue on August 1, 2012 which resulted in a substantial trading loss and required us to reassess goodwill for impairment and resulted in a writedown of goodwill totaling $126.4 million.

Intangible Assets

Intangible assets, less accumulated amortization, of $64.8 million at December 31, 2012 are primarily attributable to our Institutional Sales and Trading and Electronic Execution Services segments. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from two to 18 years. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. On August 1, 2012 we had a technology issue which resulted in a substantial trading loss. Consequently we assessed our amortizable intangibles assets for impairment and recorded a writedown of intangible assets totaling $16.7 million. During the third quarter of 2011, a portion of customer relationships within the Institutional Sales and Trading segment with an unamortized cost of $1.3 million was written off in connection with our restructuring charge. See Footnote 18 “Restructuring, Writedown of assets and lease loss accrual” included in Part II, Item 8 “Financial Statements” of this Form 10-K for further information.

Investments—Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests and debt instruments held by us within our non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. We use the equity method of accounting when we have significant influence, generally considered to be between 20% and 50% equity ownership or greater than 3% to 5% of a partnership interest. We hold strategic investments at cost, less impairment if any, when we are not considered to exert significant influence on operating and financial policies of the investee. We account for our deferred compensation investments, which primarily consist of mutual funds, at fair value.

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

Lease Loss Accrual—It is our policy to identify excess real estate capacity and where applicable, accrue for related future costs, net of estimated sublease income. In the event we are able to sublease the excess real estate after recording a lease loss, such accrual is adjusted to the extent the actual terms of sub-leased property differ from the assumptions used in the calculation of the accrual. In the event that we conclude that previously determined excess real estate is needed for our use, such lease loss accrual is adjusted accordingly. Any such adjustments to previous lease loss accruals are recorded in Writedown of assets and lease loss accrual on the Consolidated Statements of Operations

Income taxes—We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measures them using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. We evaluate the recoverability of future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.

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

We estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for the year ended December 31, 2012 and other reports or documents the Company files with, or furnishes, to the SEC from time to time.

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

In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a lesser extent, listed equity options and fixed income products. The fair value of these financial instruments at December 31, 2012 and 2011 was $1.94 billion and $2.02 billion, respectively, in long positions and $1.64 billion and $1.69 billion, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $30.0 million and $33.0 million as of December 31, 2012 and 2011, respectively, due to the offset of gains in short positions against losses in long positions. The following table illustrates, for the period indicated, our average, highest and lowest month-end inventory at market value (based on both the aggregate and the net of the long and short positions of financial instruments (in millions):

	2012		2011		2010
	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions	Aggregate of Long and Short Positions	Net of Long and Short Positions
Average month-end	$3,782.5	$511.0	$4,057.3	$356.1	$2,258.9	$143.1
Highest month-end	4,400.8	844.4	4,675.2	597.7	2,793.1	311.7
Lowest month-end	2,374.9	398.9	3,455.2	(167.5)	1,725.7	29.1

Operational Risk

Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures or human errors. For example, on August 1, 2012, at the open of trading at the NYSE, we experienced a technology issue related to the installation of trading software which resulted in our broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As a result of this technology issue, we incurred a pre-tax loss of $461.1 million which principally relates to trading losses. Following August 1, 2012, we commenced an internal review into such event and associated controls and intend to take appropriate remedial measures based on the findings of such review.

Our businesses are highly dependent on our ability and our market centers ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in several currencies. We incur operational risk across all of our business activities, including revenue generating activities as well as support functions. Legal and compliance risk is included in the scope of operational risk and is discussed below under “Legal Risk.”

Primary responsibility for the management of operational risk lies with our operating segments and supporting functions. Our operating segments maintain controls designed to manage and mitigate operational risk for existing activities. As new products and business activities are developed, we endeavor to identify operational risks and design controls to seek to mitigate the identified risks.

Disaster recovery plans are in place for critical facilities related to our primary operations and resources and redundancies are built into the systems as deemed reasonably appropriate. We have also established policies, procedures and technologies designed to seek to protect our systems and other assets from unauthorized access. There is no assurance that such plans, policies, procedures and technologies will prevent a significant disruption to our business.

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

Our liquidity pool comprises the following (in millions):

	December 31,
	2012	2011
Liquidity Pool Composition
Cash Held at Banks	$35.2	$33.3
Money Market and Other Highly Liquid Investments	285.8	200.6

Total Liquidity Pool	$321.0	$233.9

Cash and Other Highly Liquid Investments Held by Subsidiary Entities	$92.9	$233.7

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

As a result of the technology issue on August 1, 2012, we have become subject to regulatory reviews and litigations by stockholders related to the technology issue. We are also subject to several lawsuits challenging the proposed Merger. See “Legal Proceedings” in Part I, Item 3 herein.

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

Consolidated Quarterly Results

The following table sets forth certain unaudited consolidated quarterly statement of operations data for 2012 and 2011. In the opinion of management, this unaudited information has been prepared on substantially the same basis as the Consolidated Financial Statements appearing elsewhere in this document and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and notes thereto appearing elsewhere in this document. The results of any quarter are not necessarily indicative of results for any future period.

	Quarter Ended*
	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(in thousands, except per share amounts)
Revenues
Commissions and fees	$150,901	$144,217	$175,123	$182,580	$164,587	$207,252	$195,514	$182,525
Net trading revenue	140,478	(343,618)	96,675	156,547	168,412	185,981	125,808	151,788
Interest, net	6,985	4,812	5,924	7,138	443	(1,201)	2,306	3,101
Investment (loss) income and other, net	(10,713)	4,751	11,532	2,760	7,885	5,410	2,354	2,360

Total revenues	287,651	(189,838)	289,254	349,025	341,327	397,442	325,982	339,774

Expenses
Employee compensation and benefits	122,477	124,638	130,878	147,254	137,496	157,201	140,126	148,963
Execution and clearance fees	47,183	46,731	53,193	53,255	53,433	63,589	58,737	53,449
Communications and data processing	25,145	25,788	24,427	22,330	21,557	23,137	21,691	20,723
Payments for order flow	28,666	20,099	20,155	21,688	19,238	22,985	22,337	20,709
Interest	13,119	12,330	13,981	13,458	11,827	10,822	9,540	9,880
Depreciation and amortization	11,635	11,924	13,476	13,313	13,519	13,747	13,524	13,209
Professional fees	13,442	8,066	5,132	5,735	5,907	5,530	5,514	4,354
Occupancy and equipment rentals	7,317	7,127	6,361	6,519	6,558	7,026	7,146	7,354
Business development	4,633	4,983	5,898	5,158	6,490	5,909	7,250	3,711
Writedown of assets and lease loss accrual	-	143,034	-	-	700	1,333	-	945
Restructuring	-	-	-	-	-	28,624	-	-
Other	7,218	8,302	10,397	6,315	1,455	13,095	10,663	6,394

Total expenses	280,835	413,022	283,898	295,025	278,180	352,998	296,528	289,691

Income (loss) from continuing operations before income taxes	6,816	(602,860)	5,356	54,000	63,147	44,444	29,454	50,083
Income tax expense (benefit)	358	(212,939)	2,065	20,894	22,883	17,449	11,704	19,451

Income (loss) from continuing operations, net of tax	6,458	(389,921)	3,291	33,106	40,264	26,995	17,750	30,632
Loss from discontinued operations, net of tax	-	-	-	-	(26)	(59)	(178)	(141)
Net income (loss)	6,458	(389,921)	3,291	33,106	40,238	26,936	17,572	30,491

Dividend on convertible preferred shares	(1,217)	(1,051)	-	-	-	-	-	-
Deemed dividend related to beneficial conversion feature of convertible preferred shares	-	(373,364)	-	-	-	-	-	-

Net income (loss) attributable to common stockholders	$5,241	$(764,336)	$3,291	$33,106	$40,238	$26,936	$17,572	$30,491

Diluted earnings (loss) per share from continuing operations	$0.01	$(6.30)	$0.04	$0.36	$0.43	$0.29	$0.19	$0.33

Diluted earnings (loss) per share	$0.01	$(6.30)	$0.04	$0.36	$0.43	$0.29	$0.19	$0.33

*	Quarterly totals may not add to full year due to rounding.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of Knight’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment, Knight’s management has concluded that, as of December 31, 2012, internal control over financial reporting is effective.

The effectiveness of Knight’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of

Knight Capital Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Knight Capital Group, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 71. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 28, 2013

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and cash equivalents	$413,926	$467,633
Cash and securities segregated under federal and other regulations	166,992	11,010
Financial instruments owned, at fair value, including securities pledged of $4,605,155 at December 31, 2012 and $2,121,783 at December 31, 2011:
Equities	1,463,916	1,416,090
Debt securities	249,846	134,631
Listed equity options	202,091	280,384
Loan inventory	191,712	206,572
Other financial instruments	237	21,483
Securitized HECM loan inventory	4,054,905	1,722,631

Total financial instruments owned, at fair value	6,162,707	3,781,791
Collateralized agreements:
Securities borrowed	1,008,720	1,494,647
Receivable from brokers, dealers and clearing organizations	1,149,984	623,897
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	108,114	111,464
Investments	78,348	83,231
Goodwill	213,900	337,843
Intangible assets, less accumulated amortization	64,833	92,889
Income taxes receivable	152,576	9,788
Other assets	258,347	138,758

Total assets	$9,778,447	$7,152,951

LIABILITIES, CONVERTIBLE PREFERRED STOCK & EQUITY
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,164,999	$1,369,750
Debt securities	318,158	63,073
Listed equity options	155,942	254,506
Other financial instruments	5,505	34,563

Total financial instruments sold, not yet purchased, at fair value	1,644,604	1,721,892
Collateralized financings:
Securities loaned	504,082	697,998
Financial instruments sold under agreements to repurchase	466,487	420,320
Other secured financings	146,330	59,405
Liability to GNMA trusts, at fair value	4,002,704	1,710,627

Total collateralized financings	5,119,603	2,888,350
Payable to brokers, dealers and clearing organizations	402,576	322,660
Payable to customers	388,676	23,664
Accrued compensation expense	153,934	188,939
Accrued expenses and other liabilities	197,761	121,083
Long-term debt	388,753	424,338

Total liabilities	8,295,907	5,690,926

Commitments and Contingent Liabilities (Note 22)
Convertible Preferred Stock
Series A convertible preferred stock
Shares issued: 400 at December 31, 2012,
Shares outstanding: 243 at December 31, 2012	229,857	-

Equity
Class A common stock
Shares authorized: 500,000 at December 31, 2012 and 2011; Shares issued: 274,821 at December 31, 2012 and 166,361 at December 31, 2011; Shares outstanding: 202,056 at December 31, 2012 and 96,645 at December 31, 2011	2,748	1,664
Additional paid-in capital	1,400,317	850,837
Retained earnings	710,621	1,433,320
Treasury stock, at cost; 72,765 at December 31, 2012 and 69,717 shares at December 31, 2011	(858,907)	(823,023)
Accumulated other comprehensive (loss)	(2,096)	(773)

Total equity	1,252,683	1,462,025

Total liabilities, convertible preferred stock and equity	$9,778,447	$7,152,951

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$652,821	$749,911	$660,527
Net trading revenue	50,082	631,989	489,394
Interest, net	24,859	4,649	2,092
Investment income (loss) and other, net	8,329	17,978	(2,957)

Total revenues	736,091	1,404,527	1,149,056

Expenses
Employee compensation and benefits	525,247	583,786	546,748
Execution and clearance fees	200,363	229,209	176,116
Communications and data processing	97,689	87,109	69,597
Payments for order flow	90,608	85,269	37,700
Interest	52,889	42,068	25,896
Depreciation and amortization	50,348	54,000	42,773
Professional fees	32,375	21,305	17,463
Occupancy and equipment rentals	27,324	28,084	26,632
Business development	20,673	23,360	19,493
Writedown of assets and lease loss accrual	143,034	2,978	1,032
Restructuring	-	28,624	16,731
Other	32,231	31,606	18,909

Total expenses	1,272,781	1,217,398	999,090

(Loss) Income from continuing operations before income taxes	(536,690)	187,129	149,966
Income tax (benefit) expense	(189,623)	71,488	57,969

(Loss) Income from continuing operations, net of tax	(347,067)	115,641	91,997
Loss from discontinued operations, net of tax	-	(404)	(359)

Net (loss) income	(347,067)	115,237	91,638
Dividend on convertible preferred shares	(2,268)	-	-
Deemed dividend related to beneficial conversion feature of convertible preferred shares	(373,364)	-	-

Net (loss) income attributable to common stockholders	$(722,699)	$115,237	$91,638

Basic (loss) earnings per share from continuing operations	$(6.05)	$1.26	$1.02

Diluted (loss) earnings per share from continuing operations	$(6.05)	$1.22	$0.97

Basic (loss) earnings per share	$(6.05)	$1.26	$1.02

Diluted (loss) earnings per share	$(6.05)	$1.21	$0.97

Shares used in computation of basic earnings per share	119,376	91,490	90,167

Shares used in computation of diluted earnings per share	119,376	95,013	94,447

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2010, 2011 and 2012

(In thousands)

	Knight Capital Group, Inc. Stockholders’ Equity
	(in thousands)
	Series A convertible preferred stock			Class A common stock				Treasury Stock
	Series A-1	Series A-2	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive loss	Total	Non- controlling Interests	Total Equity
Balance, January 1, 2010	-	-	$-	158,641	$1,586	$746,778	$1,229,112	(65,850)	$(763,974)	$-	$1,213,502	$620	$1,214,122
Net income	-	-	-	-	-	-	91,638	-	-	-	91,638	-	91,638
Net income attributable to noncontrolling interests related to discontinued operations	-	-	-	-	-	-	-	-	-	-	-	1	1
Common stock repurchased	-	-	-	-	-	-	-	(4,254)	(60,090)	-	(60,090)	-	(60,090)
Warrants issued	-	-	-	-	-	15,000	-	-	-	-	15,000	-	15,000
Reissuance of treasury shares	-	-	-	-	-	23,778	-	5,022	58,189	-	81,967	-	81,967
Stock options exercised	-	-	-	590	6	5,778	-	-	-	-	5,784	-	5,784
Stock-based compensation	-	-	-	3,587	36	18,713	-	-	-	-	18,749	-	18,749
Income tax provision—stock based compensation	-	-	-	-	-	(2,760)	-	-	-	-	(2,760)	-	(2,760)
Cumulative translation adjustment	-	-	-	-	-	-	(3,288)	-	-	(265)	(3,553)	-	(3,553)

Balance, December 31, 2010	-	-	$-	162,818	$1,628	$807,287	$1,317,462	(65,082)	$(765,875)	$(265)	$1,360,237	$621	$1,360,858

Net income	-	-	-	-	-	-	115,237	-	-	-	115,237	-	115,237
Net loss attributable to noncontrolling interests related to discontinued operations	-	-	-	-	-	-	621	-	-	-	621	(621)	-
Common stock repurchased	-	-	-	-	-	-	-	(4,754)	(58,553)	-	(58,553)	-	(58,553)
Reissuance of treasury shares	-	-	-	-	-	(27)	-	119	1,405	-	1,378	-	1,378
Stock options exercised	-	-	-	91	1	999	-	-	-	-	1,000	-	1,000
Stock-based compensation	-	-	-	3,452	35	49,027	-	-	-	-	49,062	-	49,062
Income tax provision—stock based compensation	-	-	-	-	-	(6,449)	-	-	-	-	(6,449)	-	(6,449)
Cumulative translation adjustment	-	-	-	-	-	-		-	-	(508)	(508)	-	(508)

Balance, December 31, 2011	-	-	$-	166,361	$1,664	$850,837	$1,433,320	(69,717)	$(823,023)	$(773)	$1,462,025	$-	$1,462,025

Net loss	-	-	-	-	-	-	(347,067)	-	-	-	(347,067)	-	(347,067)
Issuance of Series A convertible preferred stock, net of issuance costs of $40,519	80	320	359,481	-	-	-	-	-	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	-	373,364	(373,364)	-	-	-	-	-	-
Series A-2 converted to Series A-1 convertible	320	(320)	-	-	-	-	-	-	-	-	-	-	-
Series A-1 convertible preferred stock converted into common stock	(157)	-	(129,624)	104,358	1,043	128,579	-	-	-	-	129,622	-	129,622
Dividend on convertible preferred shares							(2,268)			-	(2,268)		(2,268)
Reclassification of Urban earnout to liabilities	-	-	-	-	-	(2,000)	-	-	-	-	(2,000)	-	(2,000)
Common stock repurchased	-	-	-	-	-	-	-	(3,104)	(36,547)	-	(36,547)	-	(36,547)
Reissuance of treasury shares	-	-	-	-	-	(37)	-	56	663	-	626	-	626
Stock options exercised	-	-	-	130	1	1,139	-	-	-	-	1,140	-	1,140
Stock-based compensation	-	-	-	3,972	40	54,589	-	-	-	-	54,629	-	54,629
Income tax provision—stock based compensation	-	-	-	-	-	(6,154)	-	-	-	-	(6,154)	-	(6,154)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	(1,323)	(1,323)	-	(1,323)

Balance, December 31, 2012	243	-	$229,857	274,821	$2,748	$1,400,317	$710,621	(72,765)	$(858,907)	$(2,096)	$1,252,683	$-	$1,252,683

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2012	2011	2010
	(In thousands)
Net (loss) income	$(347,067)	$115,237	$91,638
Other comprehensive loss:
Cumulative translation adjustment	(1,323)	(508)	(265)

Comprehensive (loss) income	$(348,390)	$114,729	$91,373

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(347,067)	$115,237	$91,638
Loss from discontinued operations, net of tax	–	(404)	(359)

(Loss) income from continuing operations, net of tax	(347,067)	115,641	91,997
Adjustments to reconcile (loss) income from continuing operations, net of tax to net cash (used in) provided by operating activities
Writedown of assets and lease loss accrual	143,034	2,978	1,032
Stock-based compensation	52,275	47,668	51,773
Depreciation and amortization	50,348	54,000	42,773
Debt discount accretion and other debt related expenses	17,457	15,690	11,453
Unrealized loss on investments	1,122	363	7,720
Non-cash restructuring charges	–	11,998	–
Deferred income taxes	(71,529)	(2,469)	(8,400)
Deferred rent	(1,050)	328	4,761
Operating activities from discontinued operations	–	(1,304)	(1,326)
(Increase) decrease in operating assets
Cash and securities segregated under federal and other regulations	(35,341)	(4,695)	27,033
Financial instruments owned, at fair value	(2,398,211)	(2,195,022)	(642,649)
Securities borrowed	485,926	(133,637)	(966,592)
Receivable from brokers, dealers and clearing organizations	(165,593)	(147,739)	23,985
Income taxes receivable	(142,788)	19,844	(27,105)
Other assets	(48,157)	32,126	(5,829)
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	(59,991)	426,938	638,162
Securities loaned	(193,916)	170,053	(22,281)
Financial instruments sold under agreements to repurchase	46,167	(64,864)	485,184
Other secured financings	86,925	23,822	35,583
Liability to GNMA trusts, at fair value	2,292,077	1,710,627	–
Payable to brokers and dealers and clearing organizations	79,916	(14,770)	182,282
Payable to customers	(107,150)	–	–
Accrued compensation expense	(32,726)	1,154	(17,673)
Accrued expenses and other liabilities	8,801	30,897	1,580

Net cash (used in) provided by operating activities	(339,471)	99,627	(86,537)

Cash flows from investing activities
Distributions from investments	33,364	24,380	37,558
Purchases of investments	(27,850)	(26,601)	(7,997)
Purchases of fixed assets and leasehold improvements	(32,065)	(38,045)	(48,880)
Purchase of referral rights	–	–	(3,275)
Purchase of customer list	–	–	(1,000)
Purchase of intangible asset	(50)	–	–
Purchase of noncontrolling interest	–	–	(1,000)
Payment of contingent consideration	(625)	(625)	–
Purchases of business, net of cash acquired	(3,268)	–	(48,133)

Net cash used in investing activities	(30,494)	(40,891)	(72,727)

Cash flows from financing activities
Proceeds of convertible preferred stock offering, net of issuance costs of $40,519	359,480	–	–
Proceeds from term credit agreement	–	97,838	–
Proceeds from revolving credit agreement	200,000	–	–
Repayment of revolving credit agreement	(200,000)	–	–
Proceeds from issuance of cash convertible notes	–	–	363,808
Repayment of credit facility	–	–	(140,000)
Purchase of call options	–	–	(73,750)
Proceeds from issuance of warrants	–	–	15,000
Stock options exercised	1,140	1,000	5,784
Income tax provision related to stock-based compensation	(6,154)	(6,449)	(2,760)
Cost of common stock repurchased	(35,832)	(58,553)	(60,090)
Payment of dividend related to convertible preferred shares	(1,051)	–	–

Net cash provided by financing activities	317,583	33,836	107,992

Effect of exchange rate changes on cash and cash equivalents	(1,325)	(508)	(265)

(Decrease) increase in cash and cash equivalents	(53,707)	92,064	(51,537)
Cash and cash equivalents at beginning of period	467,633	375,569	427,106

Cash and cash equivalents at end of period	$413,926	$467,633	$375,569

Supplemental disclosure of cash flow information:
Cash paid for interest	$50,407	$24,237	$22,068

Cash paid for income taxes	$44,975	$62,116	$59,384

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

Market Making

The Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, the Company commits capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Market Making segment primarily includes client, and to a lesser extent, non-client market making activities in which the Company operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market; the over-the-counter (“OTC”) market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities; and several European exchanges. As a complement to electronic market making, the Company’s cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange. The segment also provides trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. The Market Making segment also includes the Company’s option market making business which trades on substantially all domestic electronic exchanges.

Institutional Sales and Trading

The Institutional Sales and Trading segment includes global equity, exchange traded fund (“ETF”), and fixed income sales and trading; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate equities, ETFs and fixed income transactions as an agent on behalf of institutional clients, and commit capital on behalf of clients when needed. This is predominantly a full-service execution business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program, block, and riskless principal trades and provides capital markets services, including equity and debt offerings as well as private placements.

Electronic Execution Services

The Electronic Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, equity options, fixed income, foreign exchange and futures contracts. In contrast to Market Making, the businesses within this segment generally do not act as a principal in the transactions that are executed and generally earn commissions for acting as an agent between the parties to the trade.

Corporate and Other

The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

2. Significant Accounting Policies

Basis of consolidation and form of presentation

The accompanying Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of the Company and its subsidiaries and should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2011 included in the Company’s Current Report on Form 8-K dated August 6, 2012 which was filed in relation to the Company’s raising of $400.0 million in equity financing. All significant intercompany transactions and balances have been eliminated.

Certain reclassifications have been made to the prior years’ Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and had no effect on previously reported Net income.

The Company consolidates all of its wholly-owned subsidiaries as well as any investment in which it is considered to be the primary beneficiary of a variable interest entity (“VIE”). The Company performs a qualitative assessment to determine if a VIE should be consolidated. As described in more detail below, the primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As of December 31, 2012 and December 31, 2011, the Company was not considered to be a primary beneficiary of any VIE.

Cash and cash equivalents

Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Cash and securities segregated under federal and other regulations

The Company maintains custody of customer funds and, as a result, it is subject to various regulatory rules and regulations. As a result of these customer holdings, the Company is obligated by

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

the U.S. Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”) to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as Cash and securities segregated under federal and other regulations approximate fair value.

Market making, sales, trading and execution activities

Financial instruments owned and Financial instruments sold, not yet purchased, which relate to market making and trading activities, include listed and OTC equity securities, listed equity options and fixed income securities which are recorded on a trade date basis and carried at fair value. Net trading revenue (trading gains, net of trading losses) is also recorded on a trade date basis.

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

	For the year ended December 31,
	2012	2011	2010
Interest Income	$144,916	$48,554	$15,165
Interest Expense	(120,057)	(43,905)	(13,073)

Interest, net	$24,859	$4,649	$2,092

Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in thousands):

	For the year ended December 31,
	2012	2011	2010
Dividend Income	$24,643	$21,768	$23,987

Dividend Expense	$(20,946)	$(23,210)	$(17,640)

Payments for order flow represent payments to broker-dealer clients, in the normal course of business, for directing their order flow in U.S. equities and options to the Company. Payments for order flow also include fees paid to third party brokers with respect to wholesale loan production at the Company’s reverse mortgage business.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value. See Footnote 7 “Fair Value of Financial Instruments” for a description of valuation methodologies applied to the classes of financial instruments at fair value.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Investments

Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests held by the Company within its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method, at cost or at fair value. The equity method of accounting is used when the Company has significant influence, generally considered to be between 20% and 50% equity ownership or greater than 3% to 5% of a partnership interest. Strategic investments are held at cost, less impairment if any, when the Company is not considered to exert significant influence on operating and financial policies of the investee. Deferred compensation investments primarily consist of mutual funds, which are accounted for at fair value.

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

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and Cumulative translation adjustment on the Consolidated Statements of Comprehensive Income (Loss). Gains or losses resulting from foreign currency transactions are included in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations. For years ended December 31, 2012, 2011 and 2010, the Company recorded a loss of $1.6 million, a gain of $0.2 million and a loss of $0.3 million, respectively.

The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The ineffectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and the Consolidated Statements of Comprehensive Income (Loss). The ineffective portion, if any, is recorded in Investment income (loss) and other, net on the Consolidated Statements of Operations.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the Company’s nonconsolidated VIEs at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Securitized HECM loan inventory	MBS
Carrying value of the VIEs
Assets	$-	$108,999
Liabilities	912	-
Maximum exposure to loss in nonconsolidated VIEs
Commitments	29,017	-
Purchased interests	-	108,999

	December 31, 2011
	Securitized HECM loan inventory	MBS
Carrying value of the VIEs
Assets	$-	$16,399
Liabilities	2,299	-
Maximum exposure to loss in nonconsolidated VIEs
Commitments	12,874	-
Purchased interests	-	16,399

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

if deemed appropriate, performed in fiscal years beginning after September 15, 2012; however, early adoption is permitted. The Company has determined that the adoption of this ASU will not have an impact on its Consolidated Financial Statements.

3. August 1, 2012 Technology Issue

The Company experienced a technology issue at the opening of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in the Company’s broker-dealer subsidiary, Knight Capital Americas LLC, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. Although this software was subsequently removed from the Company’s systems, the Company’s results for the year ended December 31, 2012 includes a $457.6 million trading loss which is included in Net trading revenues, and $7.0 million in related legal and professional fees which are included in Professional fees as a result of the technology issue.

4. Series A Convertible Preferred Stock

As a result of the financial losses incurred due to the August 1, 2012 technology issue, the Company, on August 6, 2012, raised $400.0 million in equity financing through a convertible preferred stock offering to certain investors (the “August 2012 Recapitalization”). Under the terms of the August 2012 Recapitalization, the Company sold 400,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The Series A Preferred Stock consisted of 79,600 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (the “Series A-1 Shares”) and 320,400 shares of Series A-2 Non-Voting Cumulative Perpetual Convertible Preferred Stock (the “Series A-2 Shares”). The Series A Preferred Stock are convertible into approximately 266.7 million shares of Class A common stock, or approximately 73% of the total number of shares of Class A common stock outstanding at August 6, 2012 assuming the conversion in full of the Series A Preferred Stock into Class A common stock. As of December 31, 2012, all of the Series A-2 Shares had been converted into Series A-1 Shares and there are no longer any Series A-2 Shares outstanding.

The Series A Preferred Stock rank senior to the Company’s Class A common stock as to dividend and liquidation rights. Dividends on the Series A Preferred Stock accrue daily and are payable on a cumulative basis, as and if declared by the Board of Directors, in cash at a rate per annum equal to 2% of (i) the liquidation preference of $1,000 per share and (ii) the amount of any accrued but unpaid dividends in respect of such shares. Declared dividends on the Series A Preferred Stock are payable quarterly, in arrears, on each January 15, April 15, July 15 and October 15, with the first dividend paid on October 15, 2012. The Company is prohibited from paying any dividend with respect to shares of Class A common stock or repurchasing or redeeming any shares of Class A common stock in any quarter unless full dividends are paid on the Series A Preferred Stock in such quarter. The Series A Preferred Stock participate in any dividends paid on the Class A common stock.

Holders of Series A-1 Shares are entitled to vote with holders of Class A common stock, on an as-converted into Class A common stock basis on all matters submitted to a vote. Each Series A Preferred Stock is convertible, at the option of the holder, into 666.667 shares of Class A common stock (the “Conversion Rate”), subject to customary anti-dilution adjustments. The Conversion Rate also will be adjusted upon the occurrence of certain merger or acquisition transactions and fundamental changes. The “Conversion Price” is equal to $1,000 divided by the Conversion Rate in effect at such time, for an initial Conversion Price of $1.50 per share of Class A common stock.

The outstanding Series A Preferred Stock will mandatorily convert into Class A common stock on the third trading day following the date on which the closing price of the Company’s Class A common stock exceeds 200% of the then-applicable Conversion Price for 60 consecutive trading days.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Series Preferred Stock are not redeemable by the Company or by the holders other than in connection with certain fundamental corporate changes, which include but are not limited to a change in control, a merger or consolidation, or a delisting of the Company’s Class A common stock. Upon a fundamental change, a holder of Series A Preferred Stock may elect to require the Company to redeem such holder’s shares of Series A Preferred Stock for consideration payable (at the option of the Company) in cash or securities listed on a national securities exchange with a fair market value equal to the greater of (1) the fair market value of such Series A Preferred Stock or (2) $1,000 per share plus the accrued but unpaid dividends thereon.

The Company incurred approximately $40.5 million of fees and costs related to the issuance of the Series A Preferred Stock which have been recorded as a reduction of the initial $400.0 million in proceeds, resulting in an initial balance of $359.5 million which is classified as temporary equity as described below.

The $359.5 million initial temporary equity balance has been reduced on a pro-rata basis as the 400,000 shares of Series A Preferred Stock are converted into Class A common stock. During the third and fourth quarters of 2012, 156,537 shares or approximately 39%, of the original Series A Preferred Stock were converted to Class A common stock (resulting in 243,463 shares of Series A Preferred Stock outstanding at December 31, 2012 all of which are Series A-1 Shares). These conversions resulted in a $129.6 million reduction in the temporary equity balance to $229.9 million at December, 2012, which was offset by a $1.0 million increase in Class A common stock and a $128.6 million increase in Additional paid-in capital.

On February 28, 2013, 239,844 shares of Series A Preferred Stock were mandatorily converted into 159,896,077 shares of the Company’s Class A common stock as a result of the Company’s Class A common stock having traded for 60 consecutive trading days above the price of $3.00, or 200% of the $1.50 per share Conversion Price.

Temporary equity classification

Pursuant to GAAP, an equity instrument with redemption features that are not solely within the control of the issuer is required to be classified outside of permanent equity as “temporary equity”, which is presented on the Consolidated Statement of Financial Condition above permanent equity.

Since the Series A Preferred Stock become redeemable at the option of the holder upon a fundamental change, and such a fundamental change could come about under circumstances that are not solely within the control of the Company, Series A Preferred Stock are classified as temporary equity on the Company’s Consolidated Statements of Financial Condition.

Beneficial conversion feature

Pursuant to GAAP, a beneficial conversion feature (“BCF”) exists to the extent that a convertible security is issued at a price that is less than the fair value of the security into which it is convertible. This guidance applies to the Series A Preferred Stock as these shares were issued at $1,000 per share which, based on the Conversion Rate computes to a common share equivalent price of $1.50 per share, which was less than the share price of the Company’s Class A common stock at the time of issuance of $2.81 per share. The difference between these two prices, as well as costs paid to investors with respect to the issuance, created a BCF. The BCF is treated as a deemed dividend to the holders of Series A Preferred Stock since the conversion feature is immediately exercisable for the Series A Preferred Stock. The BCF is recorded as a decrease to Retained earnings and an increase to Additional paid-in capital. The deemed dividend also affects the Company’s earnings per share calculations by increasing the loss attributable to Class A common stockholders to the extent that it is not anti-dilutive. As a result of the BCF, the Company recorded a $373.4 million non-cash deemed dividend for the year ended December 31, 2012.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Dividends

During 2012, the Company’s Board of Directors declared two quarterly dividends with respect to the Series A Preferred Stock. The first dividend which was paid on October 15, 2012 totaled $1.1 million based upon 274,215 Series A Preferred Stock outstanding as of the record date covering the period from August 6, 2012 through October 14, 2012. The second dividend which was paid on January 15, 2013 totaled $1.2 million based upon 243,463 Series A Preferred Stock outstanding as of the record date covering the period from October 15, 2012 through January 15, 2013. As the second dividend was declared prior to December 31, 2012, it was reflected in the Consolidated Financial Statements for the year ended December 31, 2012 as a reduction in Retained earnings and in the earnings per share calculation as an increase in the loss attributable to the common stockholders.

5. Merger Agreement with GETCO Holding Company, LLC

On December 19, 2012, Knight, GETCO Holding Company, LLC (“GETCO”) and an affiliate of GETCO entered into an agreement and plan of merger (the “Merger Agreement”) for a strategic business combination. As a result of the proposed strategic business combination (the “Merger”), Knight and GETCO will each become a wholly owned subsidiary of Knight Holdco, Inc., a newly-formed Delaware corporation (“KCG”). The business of KCG will be the combined business of Knight and GETCO.

Under the Merger Agreement, existing Company common stockholders (other than GETCO and holders of Company restricted stock or other equity awards granted after December 19, 2012) will have the right to elect to receive $3.75 per share in cash or one share of common stock of KCG for each share of Company Class A common stock they own immediately prior to the completion of the transaction. The cash consideration will be subject to pro-ration if the holders of more than 66.7% of the Company’s Class A common stock eligible for election in the transaction properly elect to receive the cash consideration for their Company shares. Jefferies & Company, Inc. and its affiliates (“Jefferies”), the largest stockholders of the Company, have agreed to limit their cash election to 50.0% of their Company shares to the extent the total cash consideration would otherwise exceed $720.0 million. This is intended to enable other Company stockholders (excluding GETCO and holders of Company restricted stock or other equity awards granted after December 19, 2012) to receive up to 66.7% of their total consideration in cash, while limiting the total cash consideration to be paid by KCG to not more than $720.0 million in the aggregate.

If the transaction is completed, GETCO Class A, Class B and Class P unitholders are expected to receive, in aggregate, approximately 233 million shares of common stock of KCG and 75 million warrants to acquire shares of common stock of KCG. The warrants will be comprised of 25 million Class A warrants, having a $4.00 exercise price and exercisable for a four-year term; 25 million Class B warrants, having a $4.50 exercise price and exercisable for a five-year term; and 25 million Class C warrants, having a $5.00 exercise price and exercisable for a six-year term.

If the transaction is completed, all of the Company’s existing long-term debt will be accelerated and will become due and payable. See Footnote 13 “Long-Term Debt” for further details of the impact of the transaction on the Company’s long-term debt. The vesting of certain stock based compensation awards that have been issued to Company employees will accelerate upon completion of the Merger, while other such awards will be converted into awards for shares of KCG on the same terms and conditions (including vesting). See Footnote 15 “Stock-Based Compensation” for further details.

The Merger is expected to be completed in the second quarter of 2013, subject to the approval by Knight’s stockholders and GETCO’s voting unitholders, customary regulatory approvals and satisfaction of customary closing conditions.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6. Segregated Cash and Securities

Cash and securities segregated under U.S. federal and other regulations primarily relate to the Company’s recently acquired FCM business (see Footnote 25 “Acquisition” for further discussion) and consist of the following (in thousands):

	December 31, 2012	December 31, 2011

Segregated cash	$163,992	$11,010

Segregated securities	3,000	-

Total Segregated cash and securities	$166,992	$11,010

Segregated securities consist of U.S. government obligations.

7.    Fair Value of Financial Instruments

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting standards, as described in Footnote 2 “Significant Accounting Policies.” The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value (in thousands):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$1,463,916	$-	$-	$1,463,916
U.S. government and Non-U.S. government obligations	34,339	-	-	34,339
Corporate debt(2)	106,508	-	-	106,508
Mortgage-backed securities	-	108,999	-	108,999
Listed equity options	202,091	-	-	202,091
Loan inventory	-	191,712	-	191,712
Purchased call options	-	237	-	237
Securitized HECM loan inventory (3)	-	4,054,905	-	4,054,905

Total Financial instruments owned, at fair value	1,806,854	4,355,853	-	6,162,707
Securities segregated under federal and other regulations(4)	3,000	-	-	3,000
Securities on deposit with clearing organizations(4)	182,280	-	-	182,280
Deferred compensation investments (5)	-	21,339	-	21,339
Investment in Deephaven Funds (5)	-	1,342	-	1,342

Total fair value of financial instrument assets	$1,992,134	$4,378,534	$-	$6,370,668

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,164,999	$-	$-	$1,164,999
Listed equity options	155,942	-	-	155,942
U.S. government obligations	248,037	-	-	248,037
Corporate debt(2)	70,121	-	-	70,121
Embedded conversion derivative	-	237	-	237
Foreign currency forward contracts	-	5,268	-	5,268

Total Financial instruments sold, not yet purchased, at fair value	1,639,099	5,505	-	1,644,604
Liability to GNMA trusts, at fair value (3)	-	4,002,704	-	4,002,704

Total fair value of financial instrument liabilities	$1,639,099	$4,008,209	$-	$5,647,308

(1)	Equities of $676.8 million have been netted by their respective long and short positions by CUSIP number.

(2)	Corporate debt of $0.1 million has been netted by respective long and short positions by CUSIP number.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(3)

Represents HECMs that have been securitized into HECM Mortgage Backed Securities (“HMBS”) where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.

(4)

Securities segregated under federal and other regulations and Securities on deposit with clearing organizations consist of U.S. government obligations. The securities on deposit with clearing organizations are recorded within Receivable from brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition.

(5)	Deferred compensation investments and investment in the Deephaven Funds are included within Investments on the Consolidated Statements of Financial Condition.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$1,416,090	$-	$-	$1,416,090
U.S. government obligations	44,316	-	-	44,316
Corporate debt(2)	73,916	-	-	73,916
Mortgage-backed securities	16,399	-	-	16,399
Loan inventory	-	206,572	-	206,572
Listed equity options	280,384	-	-	280,384
Purchased call options	-	17,532	-	17,532
Foreign currency forward contracts	-	3,951	-	3,951
Securitized HECM loan inventory (3)	-	1,722,631	-	1,722,631
Total Financial instruments owned, at fair value	1,831,105	1,950,686	-	3,781,791
Deferred compensation investments (4)	-	20,414	-	20,414
Investment in Deephaven Funds (4)	-	1,319	-	1,319

Total fair value of financial instrument assets	$1,831,105	$1,972,419	$-	$3,803,524

Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,369,750	$-	$-	$1,369,750
U.S. government obligations	10,644	-	-	10,644
Corporate debt (2)	52,429	-	-	52,429
Listed equity options	254,506	-	-	254,506
Embedded conversion derivative	-	17,532	-	17,532
Total return swap	-	17,031	-	17,031

Total Financial instruments sold, not yet purchased, at fair value	1,687,329	34,563	-	1,721,892
Liability to GNMA trusts, at fair value (3)	-	1,710,627	-	1,710,627

Total fair value of financial instrument liabilities	$1,687,329	$1,745,190	$-	$3,432,519

(1)	Equities of $400.6 million have been netted by their respective long and short positions by CUSIP number.

(2)	Corporate debt of $0.4 million has been netted by respective long and short positions by CUSIP number.

(3)	Represents HECMs that have been securitized into HMBS where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.

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

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of December 31, 2012 and December 31, 2011, the Company did not hold any financial instruments that met the definition of Level 3.

The Company’s assets measured at fair value on a nonrecurring basis solely relates to goodwill and intangible assets arising from various acquisitions which would be classified as Level 3 within the fair value hierarchy. See Footnote 12 “Goodwill and Intangible Assets” for additional information.

There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.

As of December 31, 2012 and December 31, 2011, the Company’s loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to its long-term debt (see Footnote 13 “Long-Term Debt”), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.

The following is a description of the valuation basis, techniques and significant inputs used by the Company in valuing its Level 2 assets and liabilities:

Loan inventory

The Company’s loan inventory primarily comprises newly issued HECMs that it has originated or purchased and for which the Company has elected to account for at fair value. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.

Securitized HECM loan inventory

Securitized HECM loan inventory comprises HECMs that the Company has securitized into HMBS. The Company has recorded the securitized loans in Financial instruments owned, at fair value and a corresponding liability recorded as Liability to GNMA trusts, at fair value, on its Consolidated Statements of Financial Condition. As of December 31, 2012 and December 31, 2011 all of the HMBS created by the Company has been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.

Foreign currency forward contracts

At December 31, 2012 and December 31, 2011, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds which is used to hedge the Company’s investment in its European subsidiary. As of December 31, 2012 and December 31, 2011, the

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Company had a foreign currency forward contract with a notional value of 10.3 million Euros and 6.0 million Euros, respectively, which is used as an economic hedge against a strategic investment that is denominated in Euros. The fair value of these contracts was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.

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

Fair value of derivative instruments

The Company enters into derivative transactions, primarily with respect to making markets in listed domestic options. In addition, the Company enters into derivatives to manage foreign currency exposure and related to its long-term debt (see Footnote 13 “Long-Term Debt”). Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows, when applicable.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (in thousands):

	Statements of Financial Condition Location	Fair Value as of December 31,
		2012	2011
Asset Derivatives

Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$237	$17,532
Listed equity options (1)		202,091	280,384
Foreign currency forward contracts		-	477

		$202,328	$298,393

Derivative instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$-	$3,474

Liability Derivatives

Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value

Embedded conversion derivative		$237	$17,532
Listed equity options (1)		155,942	254,506
Total return swap (2)		-	17,031
Foreign currency forward contracts		822	-

		$157,001	$289,069

Derivative instruments designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value

Foreign currency forward contracts		$4,446	$-

(1) As of December 31, 2012, the Company held 0.9 million long and 1.0 million short listed equity option contracts. As of December 31, 2011, the Company held 1.3 million long and 1.5 million short listed equity option contracts. These contracts are not subject to collateral requirements and are not netted.

(2) As of December 31, 2011, the total return swap liability was offset by an asset of equal value that was included in Financial Instruments owned, at fair value on the Company’s Consolidated Statements of Financial Condition. This total return swap was liquidated during the first quarter of 2012.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Financial Statements Location	Gain (Loss) Recognized For the year ended December 31,
		2012	2011	2010
Derivative instruments not designated as hedging instruments:
Purchased call options	Investment income (loss) and other, net	$(17,295)	$(16,371)	$(48,134)

Listed equity options (1)	Net trading revenue	3,663	(2,647)	452
Embedded conversion derivative	Investment income (loss) and other, net	17,295	16,371	48,134
Total return swap (2)	Investment income (loss) and other, net	-	(5,531)	-
Foreign currency forward contracts	Investment income (loss) and other, net	(2,192)	1,169	-

		$1,471	$(7,009)	$452

Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive (loss)	$(6,454)	$(175)	$(1,078)

(1) Realized gains and losses on listed equity options relate to the Company’s market making activities in such options. Such market making activities also comprise trading in the underlying equity securities with gains and losses on such securities generally offsetting the gains and losses reported in this table. Gains and losses on such equity securities are also included in Net trading revenue on the Company’s Consolidated Statements of Operations.

(2) Loss on the total return swap is offset by an equal gain on the underlying position which is recorded in Investment income (loss) and other, net on the Company’s Consolidated Statements of Operations.

8.    Collateralized Transactions

The Company receives financial instruments as collateral in connection with securities borrowed. Such financial instruments generally consist of equity and convertible securities but may include obligations of the U.S. government, federal agencies, foreign government and corporations. In most cases, the Company is permitted to deliver or repledge these financial instruments in connection with securities lending and other secured financings for meeting settlement requirements.

The table below presents financial instruments at fair value received as collateral that were permitted to be delivered or repledged and that were delivered or repledged by the Company as well as the fair value of financial instruments which could be further repledged by the receiving counterparty (in thousands):

	December 31, 2012	December 31, 2011

Collateral permitted to be delivered or repledged	$989,279	$1,450,281

Collateral that was delivered or repledged	933,716	1,383,298

Collateral permitted to be further repledged by the receiving counterparty	65,878	275,912

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The table below presents information about assets pledged by the Company (in thousands):

	December 31, 2012	December 31, 2011
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$4,605,155	$2,121,783

Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge	696,495	550,926

9.    Receivable from and Payable to Brokers, Dealers and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	December 31,
	2012	2011
Receivable:
Clearing organizations and other	$986,507	$553,960
Securities failed to deliver	163,477	69,937

	$1,149,984	$623,897

Payable:
Clearing organizations and other	$332,339	$306,728
Securities failed to receive	70,237	15,932

	$402,576	$322,660

Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

10.    Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements comprise the following (in thousands):

		December 31,
	Depreciation Period	2012	2011
Computer hardware and software	3 years	$145,233	$126,987
Leasehold improvements	*	119,599	114,378
Telephone systems	5 years	11,129	12,237
Furniture and fixtures	7 years	14,675	13,871

		290,635	267,473
Less - Accumulated depreciation and amortization		182,521	156,009

		$108,114	$111,464

*-Shorter of life of lease or useful life of assets

11.    Investments

Investments comprise strategic investments, including limited partnership investments, deferred compensation investments related to employee and director deferred compensation plans and investment in the Deephaven Funds. Investments consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Strategic investments:
Investments accounted for under the equity method (including limited partnerships)	$53,878	$59,711

Common stock of companies representing less than 20% equity ownership held at adjusted cost	1,789	1,787

Total Strategic investments	55,667	61,498

Deferred compensation investments	21,339	20,414
Investment in Deephaven Funds	1,342	1,319

Total Investments	$78,348	$83,231

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In the fourth quarter of 2012, the Company became aware of certain circumstances surrounding the viability of one of its strategic investments. As a result the Company recorded an $11.4 million write-down of this strategic investment which is included within Investment income (loss) and other, net in the Consolidated Statements of Operations.

12.    Goodwill and Intangible Assets

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

The events surrounding the August 1, 2012 technology issue resulted in a substantial decrease in the Company’s market capitalization and decreases in trading volumes and commission revenues as many customers reduced their trading activity. This was determined by management to be a triggering event for certain of the Company’s reporting units and resulted in the Company being required to assess the carrying amount and recoverability of the goodwill related to those reporting units. Other reporting units did not have a triggering event as they were relatively unaffected by the August 1, 2012 events. These events also indicated that certain of the Company’s amortizable intangible assets may not be recoverable.

The goodwill impairment assessment performed as a result of the August 1, 2012 triggering event indicated that the fair value of goodwill within the institutional fixed income and asset management reporting units was less than their book values. As a result the Company recorded a goodwill impairment charge of $126.4 million during the third quarter of 2012 comprising $114.3 million related to the institutional fixed income reporting unit and $12.1 million related to the asset management reporting unit.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The events of August 1, 2012 also impacted the recoverability of certain intangible assets. The intangible asset impairment assessment performed in the third quarter of 2012 indicated that the intangible assets in the Company’s DMM and asset management asset groups were impaired, and that the fair value of such intangible assets was less than the book value. As a result, the Company recorded an impairment charge of $15.3 million during the third quarter of 2012 comprising $11.9 million of trading rights related to the Company’s DMM asset group and $3.4 million of customer relationships related to the Company’s asset management asset group. During the third quarter of 2012 the Company also recorded a charge of $1.4 million related to the abandonment of intangible assets related to the Company’s reverse mortgage business.

As a result of a corporate restructuring the Company wrote off goodwill of $1.0 million in the Corporate and Other segment during the third quarter of 2011. See Footnote 18 “Restructuring, Writedown of assets and lease loss accrual” for further discussion of the restructuring charge.

No other events occurred in 2012 or 2011 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.

The following table summarizes the Company’s Goodwill by segment (in thousands):

	December 31,
	2012	2011
Market Making	$24,727	$24,727
Institutional Sales and Trading	21,376	147,736
Electronic Execution Services	165,380	165,380
Corporate and Other	2,417	-

Total	$213,900	$337,843

In 2012, the Company recorded goodwill of $2.4 million within the Corporate and Other segment as a result of the acquisition of certain assets and assumption of certain liabilities of the former futures division of Penson (see Footnote 25 “Acquisition” for further discussion).

Intangible assets primarily represent client relationships and are amortized over their estimated remaining useful lives, the majority of which have been determined to range from one to 17 years. The weighted average remaining life of the Company’s intangible assets at December 31, 2012 and 2011 is approximately 10 and 11 years, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

	December 31,
	2012	2011
Market Making
Trading rights	$ 11,381	$ 25,283
Other	41	-

Total	11,422	25,283

Institutional Sales and Trading
Customer and broker relationships	16,099	24,165
Trade names	1,250	1,350
Other	294	3,905

Total	17,643	29,420

Electronic Execution Services
Customer and broker relationships	22,938	26,730
Trade names	5,754	6,207
Other	3,689	5,249

Total	32,381	38,186

Corporate and Other
Customer and broker relationships	3,387	-

Total	3,387	-

Consolidated Total	$ 64,833	$ 92,889

In 2012, the Company recorded intangible assets of $3.5 million within the Corporate and Other segment as a result of the acquisition of certain assets and assumption of certain liabilities of the former futures division of Penson (see Footnote 25 “Acquisition” for further discussion).

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

		December 31,
		2012	2011
Customer and broker relationships (1)	Gross carrying amount	$94,200	$93,600
	Accumulated amortization	(51,776)	(42,705)

	Net carrying amount	42,424	50,895

Trading rights (2)	Gross carrying amount	15,520	28,520
	Accumulated amortization	(4,139)	(3,237)

	Net carrying amount	11,381	25,283

Trade names (3)	Gross carrying amount	9,800	9,800
	Accumulated amortization	(2,796)	(2,243)

	Net carrying amount	7,004	7,557

Other (4)	Gross carrying amount	13,960	18,761
	Accumulated amortization	(9,936)	(9,607)

	Net carrying amount	4,024	9,154

Total	Gross carrying amount	133,480	150,681
	Accumulated amortization	(68,647)	(57,792)

	Net carrying amount	$64,833	$92,889

(1)	Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Libertas, Urban, Astor and Penson Futures acquisitions. The weighted average remaining life is approximately 11 years as of December 31, 2012 and 10 years as of December 31, 2011. Lives may be reduced depending upon actual retention rates.

(2)	Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life is approximately 7 years as of December 31, 2012 and 14 years as of December 31, 2011.

(3)	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Urban. The weighted average remaining life is approximately 13 years as of December 31, 2012 and and 14 years as of December 31, 2011.

(4)	Other primarily includes technology and non-compete agreements acquired by the Company. The weighted average remaining life is approximately three years as of December 31, 2012 and two years as of December 31, 2011.

The following table summarizes the Company’s amortization expense relating to Intangible assets (in thousands):

	For the year ended December 31,
	2012	2011	2010	2009
Amortization expense	$14,933	$15,818	$12,798	$10.8

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of December 31, 2012, the following table summarizes the Company’s estimated amortization expense for future years (in thousands):

Amortization expense

For the year ended December 31, 2013	$11,539
For the year ended December 31, 2014	9,720
For the year ended December 31, 2015	7,565
For the year ended December 31, 2016	4,718
For the year ended December 31, 2017	4,412

13.    Long-Term Debt

The Company’s Long-term debt is recorded at amortized cost. The carrying value and fair value of such Long-term debt is as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Credit Agreement	$100,000	$100,000	$100,000	$100,000
Convertible Notes	338,753	332,003	324,338	287,505

Total	438,753	432,003	424,338	387,505

Less: Current portion recorded in Accrued expenses and other liabilities	50,000	50,000	-	-

Total Long-term debt	$388,753	$382,003	$424,338	$387,505

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

Credit Agreements

On June 29, 2011, the Company, as borrower, entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks. The Company, as guarantor, also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement” and together with the Term Credit Agreement, the “Credit Agreements”) with the same consortium of banks with Knight Execution & Clearing Services LLC (“KECS”) and Knight Capital Americas, L.P., wholly-owned subsidiaries of the Company, as borrowers. The Revolving Credit Agreement was renewed with substantially the same consortium of banks on substantially the same terms and conditions on June 27, 2012 and will expire on June 26, 2013. As a result of the consolidation of Knight Capital Americas, L.P. into KECS as of June 30, 2012, and the subsequent

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

renaming of KECS to Knight Capital Americas LLC (“KCA”), KCA is now the sole borrower under the Revolving Credit Agreement. In December 2012, the Company entered into amendments to the Term Credit Agreement and Revolving Credit Agreement. These amendments were made to clarify the treatment of losses related to securities transactions and amend certain other provisions described therein.

Term Credit Agreement

The proceeds of the Term Credit Agreement are being used for general corporate purposes. As of December 31, 2012, the Company has borrowed all the funds under the Term Credit Agreement. Borrowings under the Term Credit Agreement bear interest at variable rates as determined at the Company’s election, at LIBOR or a base rate, in each case, plus an applicable margin of (a) for each LIBOR loan, 2.50% or 3.00% per annum or (b) for each base rate loan, 1.50% or 2.00% per annum (in each case, depending on the Company’s leverage ratio). As of December 31, 2012, the interest rate was 2.72% per annum, which is based on the one month LIBOR rate plus 2.50%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014.

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

Revolving Credit Agreement

The Revolving Credit Agreement comprises two classes of loans: Borrowing Base A and Borrowing Base B both of which are available to KCA and may be used to meet the short-term liquidity needs of KCA arising in the ordinary course of clearing and settlement activity. The proceeds of the Borrowing Base B Loans can only be used to fund National Securities Clearing Corporation (“NSCC”) margin deposits.

Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus (a) for each Borrowing Base A Loan, a margin of 1.50% per annum and (b) for each Borrowing Base B Loan a margin of 2.00% per annum. Interest is payable quarterly. On August 6, 2012, the Company drew down $200.0 million under the Revolving Credit Agreement for both a Borrowing Base A and Borrowing Base B Loan and repaid the full amount of each loan on August 7, 2012. As of December 31, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolving Credit Agreement.

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

Among other restrictions, the Credit Agreements include customary representations, warranties, affirmative and negative covenants related to (a) liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio and a liquidity ratio, as well as requirements for maintaining minimum levels of tangible net worth and regulatory capital, and (c) restrictions on investments, dispositions and other restrictions and events of default customary for financings of these types. As of December 31, 2012, the Company was in compliance with all covenants under the Credit Agreements.

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

Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are expected generally to reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by the Company upon the cash conversion of the Notes under certain conditions. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of December 31, 2012, the fair value of the purchased call options was $0.2 million.

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

The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of December 31, 2012, the fair value of the embedded conversion derivative was $0.2 million.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $8.5 million. The issuance costs are being recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the term of the Notes. The Company recorded expenses with respect to the Long-term debt as follows (in thousands):

	For the year ended December 31,
	2012	2011	2010
Interest expense	$30,340	$27,801	$19,646
Amortization of debt issuance cost (1)	3,041	2,413	1,347
Commitment fee (1)	526	255	-

Total	$33,907	$30,469	$20,993

(1)	Included in Other expense.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

If the proposed Merger with GETCO is completed (See Footnote 5 “Merger Agreement with GETCO Holding Company, LLC”) it is intended that the Credit Agreements and the Cash Convertible Senior Subordinated Notes will be paid in full. The amounts that would be payable as of December 31, 2012 comprise $100.0 million for the Credit Agreements, which is equal to the carrying amount of this liability at December 31, 2012, and $375.0 million for the Cash Convertible Senior Subordinated Notes, which is equal to the $338.8 million carrying value of this liability plus $36.2 million of unamortized original issue discount at December 31, 2012.

14.    Related Parties

As a result of the August 2012 Recapitalization, three investors held more than 10% of the outstanding Class A common stock plus Series A Preferred Stock (on an as-converted basis) as of December 31, 2012 and therefore are considered related parties.

The Company interacts with each of the three investors as part of its normal day-to-day operations. It earns revenues, incurs expenses and maintains balances with these related parties or their affiliates. As of the date and period indicated below, the Company had the following balances and transactions with the related parties or their affiliates as follows (in thousands):

Statement of Operations	For the period August 6, 2012 to December 31, 2012
Revenues
Commissions and fees	$286
Net trading revenue	406
Interest, net	117

Total revenues from related parties	$809

Expenses
Execution and clearance fees	$20
Interest expense	343
Other expense	7

Total expenses incurred with respect to related parties	$370

Statement of Financial Condition	December 31, 2012
Assets
Securities borrowed	$42,196
Receivable from brokers, dealers and clearing organizations	728
Other assets	1,608

Liabilities
Securities loaned	$3,754
Payable to brokers, dealers and clearing organizations	57
Accrued expenses and other liabilities	359

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company paid a total of $22.6 million in fees to related parties in connection with the Series A Preferred Stock issuance which was recorded as a reduction of the proceeds from the $400.0 million August 2012 Recapitalization.

In the ordinary course of business, the Company enters into foreign exchange contracts with related parties.

15.    Stock-Based Compensation

The Knight Capital Group, Inc. 2010 Equity Incentive Plan (“2010 Plan”) was established to provide long-term incentive compensation to employees and directors of the Company. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (collectively, the “awards”), as defined by the 2010 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the 2010 Plan also limits the number of awards that may be granted to a single individual. The 2010 Plan replaced prior stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical stock plans. However, the terms and conditions of any outstanding equity grants under the historical stock plans were not affected. As of December 31, 2012, the Company has not issued any SARs. In addition, the Company established the Knight Capital Group, Inc. 2009 Inducement Award Plan (the “Inducement Plan”) (along with the 2010 Plan and the Amended 2010 Plan defined below, the “Stock Plans”) which is used under limited circumstances for equity grants to new hires. In 2010, the Company issued 197,000 restricted shares as inducement awards pursuant to the Inducement Plan. The Company did not issue any awards pursuant to the Inducement Plan in 2012 or 2011.

At a special meeting of the Company’s stockholders on December 27, 2012, the Company’s stockholders approved the Amended and Restated 2010 Equity Incentive Plan (the “Amended 2010 Plan”) to increase the number of shares authorized for grant under the 2010 Plan from 10,580,044 to 64,580,044 and amend certain provisions of the 2010 Plan. Key changes to the 2010 Plan that were adopted in the Amended 2010 Plan included: (i) an amendment to require a qualifying termination of employment before vesting provisions in new awards accelerate in the event of a change-in-control, also known as “double-trigger” accelerated vesting; (ii) an amendment to the modification provision to require stockholder approval before (x) SARs may be repriced, replaced, regranted through cancellation or modified if such change would reduce the exercise price for the shares underlying such SAR and (y) options or SARs may be exchanged for cash if such exchange would reduce the exercise price for the shares underlying such option or SAR; (iii) an amendment to limit the number of shares subject to awards granted to each non-employee member of the Company’s Board during any calendar year to 200,000; and (iv) an extension of the time after which no awards may be granted under the Amended 2010 Plan to ten years from the date the stockholders approved the Amended 2010 Plan.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Under the terms of the Company’s prior stockholder-approved equity plans (excluding the 2010 Plan and Amended 2010 Plan), accelerated vesting of unvested equity awards is triggered upon a change-in-control which is generally defined, amongst other things, as the acquisition by any one person of 20% or more of the Company’s voting stock. Subsequent to the Company’s issuance of Series A Preferred Stock pursuant to the August 2012 Recapitalization, one of the investors exceeded the 20% ownership threshold on an as-converted basis, which resulted in the accelerated vesting of unvested grants held by employees under these historical plans. The affected equity awards were generally granted from December 2009 through March 2010, and generally would have vested between December 2012 and March 2013. Each of the Company’s Named Executive Officers and Section 16 reporting persons previously executed letters waiving the acceleration of vesting triggered by this change-in-control for any unvested awards held by them under the prior historical plans as of such date.

If the proposed Merger with GETCO is completed (See Footnote 5 “Merger Agreement with GETCO Holding Company, LLC”) each stock option granted under any Company stock plan on or prior to December 19, 2012 will immediately vest and convert into stock options to purchase common stock of the new publicly traded holding company on the same terms and conditions, with the number of shares subject to the converted option and the per-share exercise price to remain the same as immediately prior to the completion of the Merger. Stock options granted after December 19, 2012 will convert into stock options to acquire common stock of the new publicly traded holding company on the same terms and conditions, including vesting.

Pursuant to the terms of the Stock Plans, awards granted on or prior to December 19, 2012 (except for restricted stock units that vest based upon performance) will automatically vest upon the completion of the Merger. Awards granted after December 19, 2012 (and restricted stock units granted prior to December 19, 2012 that vest based on performance) will continue to vest in accordance with their existing vesting schedule, subject to acceleration under certain circumstances.

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

The Company measures compensation cost related to restricted awards based on the fair value of the Company’s Class A common stock at the date of grant. Compensation expense relating to restricted awards, primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which was recorded in income tax benefit on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the year ended December 31,
	2012	2011	2010
Stock award compensation expense	$51,177	$49,604	$49,107

Income tax benefit	$18,081	$19,445	$19,643

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables summarize restricted awards activity in 2012, 2011 and 2010 (awards in thousands):

	2012
	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1,	307	$16.20	7,716	$14.33
Granted	21	13.09	5,506	10.33
Vested	(235)	16.33	(3,501)	14.87
Forfeited	(11)	15.74	(1,549)	14.92

Outstanding at December 31,	82	$15.08	8,172	$11.44

	2011
	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1,	1,155	$16.60	6,329	$15.08
Granted	-	-	5,984	13.63
Vested	(830)	16.77	(2,083)	16.21
Forfeited	(17)	15.69	(2,514)	14.92

Outstanding at December 31,	307	$16.20	7,716	$14.33

	2010
	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1,	2,186	$16.92	3,591	$15.60
Granted	397	15.66	3,835	15.28
Vested	(1,208)	17.03	(870)	17.83
Forfeited	(221)	15.76	(227)	16.19

Outstanding at December 31,	1,154	$16.60	6,329	$15.08

Based upon the value at date of vest, the cumulative fair value of restricted shares that vested in 2012, 2011 and 2010 was $2.8 million, $11.0 million and $32.0 million, respectively, and the cumulative fair value of restricted stock units that vested in 2012, 2011 and 2010 was $35.7 million, $27.8 million and $13.4 million, respectively.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

There is $53.5 million of unamortized compensation related to the unvested restricted awards outstanding at December 31, 2012. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 1.7 years.

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

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of the stock options granted in 2010 was $4.93. There were no stock options granted in 2012 or 2011.

The weighted-average assumptions used for stock options granted were as follows:

2010
Dividend yield	0.0%
Expected volatility	40.0%
Risk-free interest rate	1.1%
Expected life (in years)	3.5

Compensation expense relating to stock options, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in income tax benefit on the Consolidated Statements of Operations are as follows (in thousands):

	For the year ended December 31,
	2012	2011	2010
Stock option compensation expense	$1,095	$1,156	$2,667

Income tax benefit	$387	$453	$1,067

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables summarize stock option activity and stock options exercisable in 2012, 2011 and 2010 (options in thousands):

2012	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (years)
Outstanding at January 1,	2,829	$13.48
Granted at market value	-	-
Exercised	(130)	8.77
Forfeited or expired	(163)	14.32

Outstanding at December 31,	2,536	$13.66	$-	3.73

Exercisable at December 31,	2,500	$13.63	$-	3.68

Available for future grants at December 31, *	61,211

2011
Outstanding at January 1,	3,740	$14.06
Granted at market value	-	-
Exercised	(91)	11.02
Forfeited or expired	(820)	16.39

Outstanding at December 31,	2,829	$13.48	$2,605	4.76

Exercisable at December 31,	2,284	$12.90	$2,605	3.96

Available for future grants at December 31, *	9,476

2010
Outstanding at January 1,	3,554	$13.29
Granted at market value	1,185	15.89
Exercised	(591)	9.81
Forfeited or expired	(409)	18.85

Outstanding at December 31,	3,739	$14.06	$5,292	5.97

Exercisable at December 31,	2,573	$13.17	$5,292	4.63

Available for future grants at December 31, *	10,910

*	Represents both options and awards available for grant

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/12	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/12	Weighted- Average Exercise Price
$6.06 - $9.81	397	2.29	$8.42	397	$8.42
$10.24 - $10.24	448	1.84	10.24	448	10.24
$10.30 - $15.75	380	1.74	13.27	380	13.27
$15.84 - $15.84	665	6.48	15.84	630	15.84
$16.09 - $17.66	410	4.38	16.80	410	16.80
$17.95 - $19.36	236	4.08	18.03	236	18.03

	2,536	3.73	$13.66	2,501	$13.63

The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. The total intrinsic value of options exercised in 2012, 2011 and 2010 was $0.5 million, $0.2 million and $2.2 million, respectively. Cash received from the exercise of stock options in 2012, 2011 and 2010 totaled $1.1 million, $1.0 million and $5.8 million, respectively.

There is $10,000 of unamortized compensation related to the unvested stock options outstanding at December 31, 2012. The cost of these unvested awards is expected to be recognized over a weighted average life of 0.1 year.

16.   Employee benefit plan

The Company sponsors a 401(k) profit sharing plan (the “Plan”) in which substantially all of its employees are eligible to participate. Under the terms of the Plan, the Company is required to make annual contributions to the Plan equal to 100% of the contributions made by its employees, up to annual limits. The total expense, from continuing operations, recognized with respect to the Plan and included in Employee compensation and benefits on the Consolidated Statements of Operations, was as follows (in thousands):

For the year ended December 31, 2012	$6,833
For the year ended December 31, 2011	6,524
For the year ended December 31, 2010	5,851

17.   Income taxes

The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The (benefit) provision for income taxes from continuing operations consists of (in thousands):

	2012	2011	2010
Current:
U.S. federal	$(123,164)	$63,045	$40,042
U.S. state and local	6,896	5,155	9,308
Non U.S.	(1,826)	819	219

	$(118,094)	$69,019	$49,569

Deferred:
U.S. federal	$(66,667)	$(915)	$13,578
U.S. state and local	(5,698)	4,144	(1,834)
Non U.S.	836	(760)	(3,344)

Provision for income taxes	(71,529)	2,469	8,400

	$(189,623)	$71,488	$57,969

The following table reconciles income tax (benefit) expense from continuing operations at the U.S. federal statutory rate to the Company’s Income tax (benefit) expense (in thousands):

	2012	2011	2010
U.S. federal income tax expense at statutory rate	$(187,841)	$65,495	$52,488
U.S. state and local income tax expense, net of U.S. federal income tax effect	779	6,044	4,858
Nondeductible charges	2,015	1,040	978
Dividend received deduction	(1,403)	-	-
Reversal of reserves	(957)	-	-
Other, net	(2,216)	(1,091)	(355)

Income tax expense	$(189,623)	$71,488	$57,969

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances recorded on the balance sheet dates are necessary in cases where management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2012	2011
Deferred tax assets:
Employee compensation and benefit plans, net	$31,207	$33,344
Fixed assets and other amortizable assets, net	38,489	-
Lease loss and other reserves	4,926	4,626
Tax credit and loss carryforwards	71,450	33,702
Less: Valuation allowance on tax credit and loss carryforwards	(31,274)	(8,867)

Total deferred tax assets	$114,798	$62,805

Deferred tax liabilities
Fixed assets and other amortizable assets, net	$-	$14,936
Valuation of investments, net	265	3,838
Tax credit and loss carryforwards	17,044	17,845

Total deferred tax liabilities	$17,309	$36,619

Net deferred tax assets	$97,489	$26,186

Due to the losses generated in 2012, the Company currently is in a three year cumulative loss position. The Company has a long standing history of sustainable profitability, and based on its forecasts it is expecting to return to profitability. A significant portion of the customer base has remained unchanged and the business has generally demonstrated a return to profitability following the technology related losses of August 1, 2012, and the Company does not expect the loss to recur. The goodwill and intangible asset impairment that the Company recorded in the third quarter of 2012 is related to businesses that have not performed well and is not reflective of any weakness in the Company’s electronic market making business, which has historically been its most profitable business. Based on the weight of the positive and negative evidences considered, management believes that it is more likely than not that it will be able to realize its deferred tax assets in the future and therefore has not established a valuation allowance against its net deferred tax assets for the period ended December 31, 2012.

A significant portion of the Company’s anticipated 2012 U.S. federal net operating loss will be eligible to be carried back against taxable income earned by the Company in 2010 and 2011, which will result in a refund of U. S. federal taxes that the Company previously paid in such years. For the year ended December 31, 2012, the Company estimates its taxable loss to be approximately $377.1 million.

The Company generated taxable income for 2010 and 2011 of approximately $338.0 million and paid U.S. federal income tax of approximately $118.0 million for these years. Based upon the estimated $377.1 million U.S. federal taxable loss for the year ended December 31, 2012, the Company would be able to carry $338.0 million of such loss back to 2010 and 2011 and the Company will be able to obtain a $113.4 million refund of U.S. federal income taxes. This $113.4 million benefit has been recorded within Income taxes receivable on the Company’s Consolidated Statements of Financial Condition as of December 31, 2012. The balance of the $152.5 million Income taxes

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

receivable on the Company’s Consolidated Statements of Financial Condition as of December 31, 2012 also includes $39.1 million of refunds due the Company with respect to estimated taxes paid for the year ending December 31, 2012 and refunds due the Company with respect to earlier periods.

The portion of the $377.1 million taxable loss that could not be carried back, approximately $39.1 million, will generate a U.S. federal net operating loss carryforward related to the year ended December 31, 2012. At December 31, 2012 and 2011, the Company had U.S. federal net operating loss carryforwards of $70.4 million and $31.3 million, respectively, of which $31.3 million resulted from acquisitions in both years. The Company recorded a related deferred income tax asset of $24.6 million and $11.0 million as of December 31, 2012 and 2011 respectively, and an offsetting valuation allowance of $7.0 million at each balance sheet date which represents the portion of these net operating loss carryforwards related to acquisitions that are considered more likely than not to expire unutilized.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company’s ability to utilize its net operating losses (“NOL”) carryforwards that were created during tax periods prior to the change in ownership. As a result of the Series A convertible preferred stock equity issuance, on August 6, 2012, the Company experienced an ownership change under Section 382 and therefore the rate of utilization of a portion of the Company’s NOL carryforwards will be limited. The Company does not believe this limitation will have a significant effect on the Company’s ability to utilize its anticipated federal NOL carryforward. The Company’s U.S. federal NOL carryforwards will begin to expire in 2019.

At December 31, 2012 and 2011, the Company had, in aggregate, state and local net operating loss carryforwards of $1.47 billion and $167.8 million, respectively of which $24.3 million and $25.1 million resulted from acquisitions; $424.8 million and $0, respectively related to New Jersey; $511.1 million and $71.5 million, respectively related to New York; and $510.5 million and $71.2 million, respectively related to New York City. The Company recorded a related deferred income tax asset of $22.9 million and $2.6 million as of December 31, 2012 and 2011, respectively, and offsetting valuation allowances of $22.9 million and $1.5 million, respectively, which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. The Company recorded a valuation allowance for substantially all of its anticipated state and local tax loss carryforwards as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2019.

At December 31, 2012 and 2011, the Company had non U.S. net operating loss carryforwards of $65.5 million and $63.7 million, respectively. The Company recorded a foreign deferred income tax asset of $17.0 million and $17.8 million for these loss carryforwards as of December 31, 2012 and 2011, respectively, along with an offsetting U.S. federal deferred tax liability of $17.0 million and $17.8 million, respectively for the expected future reduction in U.S. foreign tax credits associated with the use of the non U.S. loss carryforwards. These non U.S. net operating losses may be carried forward indefinitely. At December 31, 2012 and 2011, the Company had foreign tax credit carryforwards of $ 3.2 million in both years and an offsetting valuation allowance of $1.6 million and $0.9 million, respectively. The Company also had general business credit carryfowards at December 31, 2012 of $3.7 million.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

	2012	2011	2010
Balance at beginning of period	$2,813	$1,396	$1,590
Increases based on tax positions related to prior periods	536	1,621	1,815
Decreases based on tax positions related to prior periods	(1,831)	-	-
Decreases related to settlements with taxing authorities	-	(204)	(2,009)

Balance at the end of the period	$1,518	$2,813	$1,396

At December 31, 2012, 2011, and 2010 the Company had $1.5 million, $2.8 million, and $1.4 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Interest related to income tax liabilities is recorded in Interest Expense and Interest, net on the Consolidated Statements of Operations. Penalties, if any, are recorded in Other expenses. Net interest expense related to income tax liabilities was $0.2 million, $0.1 million and $0.1million for the years ended December 31, 2012, 2011 and 2010. No material penalties were accrued.

As of December 31, 2012, the Company is subject to U.S. Federal income tax examinations for the tax years 2008 through 2011, and to non U.S. income tax examinations for the tax years 2007 through 2011. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2003 through 2011. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.

18. Restructuring, Writedown of Assets and Lease Loss Accrual

As discussed in Footnote 12 “Goodwill and Intangible Assets”, in the third quarter of 2012 the Company recorded a non-cash impairment charge of $143.0 million, representing $126.4 of goodwill related to the institutional fixed income and asset management businesses and $16.7 million of intangible assets related to the Company’s DMM, asset management and reverse mortgage businesses.

In the third quarter of 2011, the Company undertook a corporate restructuring designed to lower operating expenses and improve financial performance. This restructuring comprised a reduction in workforce, a significant downsizing of its Hong Kong presence and discontinuing certain other initiatives. For the year ended December 31, 2011, the Company recorded a Restructuring charge of $28.6 million which affected all segments and comprised the following:

•	Employee severance and other employee benefit costs of $17.7 million;

•	Hong Kong asset writedown, lease and contract termination costs of $2.7 million; and

•	Capitalized software, intangible asset and goodwill writedown of $8.3 million.

Writedown of assets and lease loss accrual was $3.0 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively. The $3.0 million charge in 2011 was primarily related to excess real estate capacity. The $1.0 million charge in 2010 was due to a $0.3 million charge related to the Company’s decision to discontinue the use of the Libertas trade name and a lease loss accrual of $0.7 million related to excess real estate capacity.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

19. Earnings Per Share

Basic loss or earnings per common share (“EPS”) have been calculated by dividing net (loss) income attributable to common stockholders by the weighted average shares of Class A common stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised, restricted awards were to vest and preferred stock were to convert to Class A common stock.

The Series A Preferred Stock are participating securities and as a result the Company is required to calculate EPS under a two class method whereby earnings are allocated to Class A common stock and Series A Preferred Stock as if all of the earnings for the year had been distributed. Since the Company recorded a net loss for the year ended December 31, 2012 the impact of the two class method would be antidilutive. The calculation of diluted EPS excludes the potential conversion of Series A Preferred Stock into Class A common stock and excludes options, restricted awards and Series A Preferred Stock that could potentially dilute EPS in the future but were antidilutive for the periods presented. The number of such options excluded was approximately 2.5 million, 1.9 million and 2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The number of such restricted awards and shares of Series A Preferred Stock (on an as converted basis) excluded was approximately 3.9 million and 77.7 million, respectively, for the year ended December 31, 2012. The computation of diluted shares can vary among periods due in part to the change in the average price of the Company’s Class A common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the year ended December 31,
	2012		2011		2010
	Numerator / net (loss)	Denominator / shares	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Net (loss) income	$ (347,067)		$ 115,237		$ 91,638
Dividend on convertible preferred shares	(2,268)		-		-
Deemed dividend related to beneficial conversion feature of convertible preferred shares	(373,364)		-		-

Net (loss) income attributable to common stockholders and shares used in basic calculations	$ (722,699)	119,376	$ 115,237	91,490	$ 91,638	90,167
Effect of dilutive stock based awards		-		3,523		4,280

(Loss) Income and shares used in diluted calculations	$ (722,699)	119,376	$ 115,237	95,013	$ 91,638	94,447

Basic (loss) earnings per share		$ (6.05)		$ 1.26		$ 1.02

Diluted (loss) earnings per share		$ (6.05)		$ 1.21		$ 0.97

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

20. Discontinued Operations

In the first quarter of 2009, Deephaven completed the sale of substantially all of its assets to Stark & Roth, Inc. (together with its affiliates, “Stark”) with Stark agreeing to assume certain limited liabilities of Deephaven. At that time, Deephaven was replaced by Stark as the investment manager, managing member and general partner for the Deephaven Funds and the Company exited the Deephaven business. As a result of this sale, Deephaven was classified as a discontinued operation for the years ended December 31, 2011 and 2010. There were no discontinued operations recorded on the Company’s Consolidated Statements of Financial Condition or Operations for the year ended December 31, 2012.

The revenues and results of operations of the Discontinued Operations are summarized as follows (in thousands):

	For the year ended December 31,
	2011	2010
Revenues	$ 86	$ (20)

Pre-tax loss from discontinued operations	$ (155)	$ (228)
Income tax (expense) benefit	(249)	(130)

Loss from discontinued operations, net of tax	$ (404)	$ (358)

Assets and liabilities related to discontinued operations which are recorded in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition are presented in the following table (in thousands):

December 31,
2011
Assets:
Cash and cash equivalents	$ 380
Deferred compensation and other assets	1,150

Total assets	$ 1,530

Liabilities:
Accrued expenses and other liabilities	$ 969

Total liabilities	$ 968

21. Significant Clients

The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded during 2012, 2011 and 2010.

22. Commitments and Contingent Liabilities

Litigation

In the ordinary course of business, the nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations and other proceedings. The Company is subject to several of these

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

As noted in Footnote 3 “August 1, 2012 Technology Issue”, the Company experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in the Company’s broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. The Company has since been named in two putative class actions and one derivative lawsuit relating to the technology issue and have received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the August 2012 Recapitalization. In addition, the Company and/or KCA are the subject of regulatory investigations.

Since the announcement on December 19, 2012 of the signing of the Merger Agreement between the Company and GETCO, the Company, GETCO, as well as the individual members of the Company’s Board of Directors (the “Individual Defendants”), have been named as defendants in several lawsuits brought by certain purported Knight stockholders challenging the proposed Merger. The lawsuits generally allege, among other things, that the Merger fails to properly value Knight, that the Individual Defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by GETCO. The lawsuits seek, among other things, to enjoin the defendants from completing the proposed Merger on the agreed–upon terms, rescission of the proposed Merger (to the extent it has already been consummated), monetary relief and attorneys’ fees and costs.

While the Company is currently unable to predict the outcome of any possible litigation or investigation related to the technology issue, the August 2012 Recapitalization, or the proposed Merger with GETCO, an unfavorable outcome in one or more of these matters could have a material adverse effect on our financial condition or ongoing operations. In addition, the Company expects to incur additional expenses in defending against litigation and in connection with investigations.

Legal

On August 17, 2012, the Company was named as a defendant in an action entitled Osgood v. Knight Capital Group, Inc. in the U.S. District Court for the Western District of Tennessee. Generally, this putative class action complaint alleged that Knight failed to disclose both its intention to install a new algorithm and the risks associated with such an algorithm. The plaintiff asserted claims under Section 10(b) and Rule 10b-5 of the federal securities laws and Tennessee statutes and common law, claiming that he and a class of Company stockholders who purchased the Company’s Class A common stock between February 29, 2012 and August 1, 2012, paid an inflated price. On December 20, 2012, plaintiff voluntarily dismissed the Osgood action in favor of the Fernandez action, described below.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On October 26, 2012, the Company, its Chairman and Chief Executive Officer, Thomas M. Joyce, and its Executive Vice President, Chief Operating Officer and Chief Financial Officer, Steven Bisgay, were named as defendants in an action entitled Fernandez v. Knight Capital Group, Inc. in the U.S. District Court for the District of New Jersey. Generally, this putative class action complaint alleges that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1, 2012. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that he and a class of the Company’s stockholders who purchased the Company’s Class A common stock between January 19, 2012 and August 1, 2012 paid an inflated price. The parties have entered into a scheduling order and expect plaintiff to file an amended complaint in March 2013.

As noted above, the Company has received several derivative demand letters requesting that it commence a lawsuit against certain directors and officers for alleged breaches of fiduciary duties, waste, wrongdoing, mismanagement and/or demanding that the Company produce certain books and records pursuant to Delaware law concerning the technology issue and the August 2012 Recapitalization.

Merger Litigation

Delaware Litigation. On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Ann Jimenez McMillan v. Thomas M. Joyce, et al., Case No. 8163-VCP. The complaint names as defendants the Company, each member of the Company’s Board of Directors (the “Individual Defendants”), GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, and agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that the Company, GETCO, and GA-GTCO, LLC aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs.

On December 28, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Chrislaine Dominique v. Thomas M. Joyce, et al., Case No. 8159-VCP. The complaint names as defendants the Company, the Individual Defendants, GETCO, and GA-GTCO, LLC. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by accepting an inadequate merger price, approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO, and agreeing to a number of improper deal protection devices, which allegedly make it less likely that other bidders would make successful competing offers for Knight. The complaint also alleges that the Company and GETCO aided and abetted these purported breaches of fiduciary duties. The relief sought includes, among other things, an injunction prohibiting consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs. On January 31, 2013, the Court of Chancery consolidated for all purposes the McMillan and Dominique actions into a single action captioned In re Knight Capital Group, Inc. Shareholder Litigation, Consolidated C.A. No. 8159-VCP.

New Jersey Litigation. On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Charles Bryan v. Knight Capital, et al., Case No. HUD-C-001-13. The complaint names as defendants the Company, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants’ approval of the Merger. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants’ purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated) and attorneys’ fees and costs.

On December 31, 2012, a purported stockholder class action complaint was filed in the Superior Court of New Jersey, Chancery Division of Hudson County, NJ, captioned James Ward v. Knight Capital, et al., Case No. HUD-C-0003-13. The complaint names as defendants the Company, the Individual Defendants, Jefferies & Company, Inc., Jefferies High Yield Trading, LLC, TD Ameritrade Holding Corp., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Stephens Investments Holdings LLC, Stifel Financial Corp., GETCO Strategic Investments, LLC, GETCO Holding Company LLC, and GA-GTCO, LLC. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by accepting an inadequate merger price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight and approving the transaction despite material conflicts of interest, including that they were appointed by an investor group that included GETCO. The complaint further alleges that the entity defendants (except for Knight and GA-GTCO, LLC) breached alleged fiduciary duties in connection with the Individual Defendants’ approval of the Merger. The complaint also alleges that GETCO and GA-GTCO, LLC aided and abetted the Individual Defendants’ purported breaches of fiduciary duty. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs.

New York Litigation. On January 15, 2013, the Company, the Individual Defendants, GETCO Holding Company LLC, GA-GTCO, LLC and General Atlantic were named as defendants in an action entitled Joel Rosenfeld v. Thomas M. Joyce, et al., Case No. 6540147/2013, in the Supreme Court of the State of New York (New York County). The plaintiff, Joel Rosenfeld, is one of the shareholders mentioned above who previously sent the Company a derivative demand letter. Generally, this complaint asserts both derivative and class action claims. First, it purports to assert derivative claims, which allege, among other things, that the seven Knight directors who were serving as of August 1, 2012 breached their fiduciary duties and wasted corporate assets by failing to erect and oversee effective safeguards to prevent against trading incidents, such as the one that occurred on August 1, 2012, for which Knight incurred a realized pre-tax loss of approximately $457.6 million. Second, it asserts putative class action claims resulting from the proposed Merger for (1) breach of fiduciary duty against the Individual Defendants; and (2) aiding and abetting the purported breach of fiduciary duty against GETCO, GA-GTCO, LLC, and General Atlantic. In particular, the complaint generally alleges

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

that the Individual Defendants breached their fiduciary duties by approving the Merger at an inadequate price, agreeing to a number of improper deal protection devices and voting agreements, which allegedly make it less likely that other bidders would make successful competing offers for Knight, and that certain of Knight’s directors have conflicts of interest in connection with the transaction, including that certain directors sought to enter into the transaction to avoid potential liability relating to the derivative claims asserted in the complaint. Plaintiff seeks, among other things, to enjoin the proposed Merger, rescission of the proposed Merger (to the extent it has already been consummated), and attorneys’ fees. With respect to the derivative claims, Plaintiff seeks, among other things, an order requiring Knight directors who were serving as of August 1, 2012 to pay restitution and/or compensatory damages in favor of Knight and/or the proposed class of Knight shareholders.

Regulatory

Subsequent to the August 1, 2012 technology issue, the SEC and other regulators commenced on-site examinations of KCA’s capital and liquidity condition. Those onsite examinations have concluded. Further, on or about August 9, 2012, the SEC began an examination of KCA’s compliance with SEC Rule 15c3-5 (the “Market Access Rule”) and other rules and regulations as they relate to the August 1, 2012 technology issue. The SEC issued a formal order of investigation concerning the Company and KCA on August 29, 2012. The investigation is ongoing and the Company is cooperating with the regulators. The Company is engaged in preliminary discussions with the SEC staff concerning a possible resolution of the investigation. The Company currently believes that any financial penalty in connection with a possible resolution of the SEC investigation would not have a material adverse effect on the consolidated long-term financial condition of the Company, although any financial penalty could be material to operating results for a particular period, depending, in part, upon operating results for that period.

Other Legal and Regulatory Matters

The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by our regulators in the U.S. and abroad. As a major order flow execution destination and reverse mortgage originator, the Company is named from time to time in, or are asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from our business activities. The Company is currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a disciplinary action and/or civil or administrative action.

In the second quarter of 2012, the Company recorded pre-tax trading losses of $35.4 million related to the Facebook IPO. On August 1, 2012 Nasdaq’s proposed voluntary accommodation program (the “Accommodation Program”) was published in the Federal Register by the SEC. The Accommodation Program creates a fund for voluntary accommodations for qualifying Nasdaq members disadvantaged by problems that arose during the Facebook IPO. Under the Accommodation Program as proposed by Nasdaq, the Company would recover a portion of its pre-tax trading losses. The Accommodation Program, however, remains subject to SEC approval, and there can be no assurance that it will be approved by the SEC or that the terms will not change from those proposed. As previously disclosed, there are no assurances that the Company will be able to recover all or a portion of its pre-tax trading losses relating to the Facebook IPO.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense under the office leases was $17.6 million, $ 18.8 million and $18.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.

The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain employees. As of December 31, 2012, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in thousands):

Lease & Contract Obligations

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Year ending December 31, 2013	$ 22,565	$ 2,037	$ 20,528	$ 12,526
Year ending December 31, 2014	21,563	1,485	20,078	-
Year ending December 31, 2015	20,759	1,300	19,459	-
Year ending December 31, 2016	20,352	1,333	19,019	-
Year ending December 31, 2017	20,178	1,412	18,766	-
Thereafter through August 31, 2023	79,040	194	78,846	-

	$ 184,457	$ 7,761	$ 176,696	$ 12,526

During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At December 31, 2012, the Company did not have any contractual obligations through letters of credit or segregated funds held in escrow accounts. As of December 31, 2011, the Company had provided a letter of credit for $1.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.

The Company has floating rate HECMs which the borrowers have additional borrowing capacity of approximately $478.1 million and $185.7 million as of December 31, 2012 and 2011, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance generally available on a scheduled payments basis.

During the normal course of business, the Company may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables summarize the Company’s futures contract activity (in thousands):

Futures Contracts	Statements of Financial Condition Location	Fair Value of asset or (liability) as of December 31,
		2012	2011

Notional Value	Not Applicable	$(198,450)	$(20,769)

Fair Value	(Payable to) Receivable from brokers, dealers and clearing organizations	$(1,920)	$(895)

		Gain (loss) Recognized for the year ended December 31,
Futures Contracts	Statements of Operations Location	2012	2011	2010

Unrealized gain (loss)	Net trading revenue	$22,369	$42,111	$(63,110)

23.    Net capital requirements

At the beginning of the third quarter of 2012, the Company merged both of its domestic broker-dealers into one broker-dealer, KCA. As a U.S. registered broker-dealer, KCA is subject to the SEC’s Uniform Net Capital Rule, which requires the maintenance of minimum net capital. In 2012, KCA was in compliance with its capital adequacy requirements.

The following table sets forth the net capital levels and requirements for the Company’s U.S. registered broker-dealer subsidiary at December 31, 2012 as filed in its respective regulatory filings (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital

Knight Capital Americas LLC	$312,005	$20,794	$291,211

The Company’s foreign registered broker-dealers are subject to certain financial resource requirements of either the FSA or the SFC. The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at December 31, 2012 (in thousands):

Entity	Financial Resources	Resource Requirement	Excess Financial Resources

Knight Capital Europe Limited	$124,329	$37,567	$86,762

Urban must maintain minimum net worth and capitalization levels in accordance with various investor and insurer standards. In 2012, Urban was in compliance with the minimum net worth and capitalization requirements of Government National Mortgage Association (“GNMA”) and the Federal Housing Authority (“FHA”), Urban’s primary oversight authorities in this regard.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

24.    Financial instruments with off-balance sheet risk and concentrations of credit risk

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

Upon the acquisition of the futures business of Penson in June 2012 (see Footnote 25 “Acquisition”), the Company began providing execution, clearing and custody services in futures contracts and options on futures contracts to facilitate customer transactions on major U.S. and European futures and options exchanges. Customer activities may expose the Company to off-balance sheet risk in the event the customer is unable to fulfill its contracted obligation as the Company guarantees the performance of its customers to the respective clearing houses or other brokers. In accordance with regulatory requirements and market practice, the Company requires its customers to meet, at a minimum, the margin requirements established by each of the exchanges at which contracts are traded. Margin is a good faith deposit from the customer that reduces risk to the Company of failure by the customer to fulfill obligations under these contracts. The Company establishes customer credit limits and monitors required margin levels on a daily basis and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. Further, the Company seeks to reduce credit risk by entering into netting agreements with customers, which permit receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits and collateral held at December 31, 2012 were adequate to minimize the risk of material loss that could be created by positions held at that time.

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

25.    Acquisition

Penson Futures

On June 1, 2012, the Company completed the acquisition of certain assets and assumption of certain liabilities of Penson Futures, the futures division of Penson for $5.0 million in cash and a potential earn-out based on future performance of $3.7 million. During the fourth quarter of 2012, the fair value of the earn-out was subsequently adjusted downward to $3.5 million and a $0.2 million benefit to Other expense was recorded in the Company’s Consolidated Statements of Operations.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Goodwill and intangible assets recognized was $5.9 million. All of the goodwill from this transaction is expected to be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash	$5,000
Fair value of earn-out	3,700

Recorded purchase price	$8,700

Cash	$1,732
Segregated cash and securities	120,641
Receivable from brokers, dealers and clearing organizations	360,493
Goodwill	2,417
Intangible assets	3,500
Other assets	4,695
Payable to customers	(472,162)
Accrued expenses and other liabilities	(12,616)

Purchase of business	$8,700

Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

26.    Business segments

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

The Institutional Sales and Trading segment includes global equity, ETF, and fixed income sales and trading; reverse mortgage origination and securitization; capital markets; and asset management activities. The primary business of the Institutional Sales and Trading segment is to execute and facilitate transactions predominantly as agent on behalf of institutional clients for equities and fixed income offerings, and the Company commits its capital on behalf of its clients when needed. This is predominantly a full-service business, in which much of the interaction is based on the Company’s client relationships. This segment also facilitates client orders through program and block trades and riskless principal trades, and provides capital markets services, including equity and debt offerings as well as private placements.

The Electronic Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Institutional Sales and Trading	Electronic Execution Services	Corporate and Other	Consolidated Total
For the year ended December 31, 2012:
Revenues	$60,940	$468,444	$159,054	$47,654	$736,091
Pre-tax earnings	(368,477)	(124,205)	37,100	(81,108)	(536,690)
Total assets	1,696,584	5,409,395	305,935	2,366,533	9,778,447

For the year ended December 31, 2011:
Revenues	$704,471	$511,525	$167,926	$20,606	$1,404,527
Pre-tax earnings	256,080	(44,360)	49,482	(74,074)	187,129
Total assets	2,102,326	3,091,930	280,673	1,676,492	7,151,421

For the year ended December 31, 2010:
Revenues	$549,128	$457,617	$138,213	$4,098	$1,149,056
Pre-tax earnings	209,868	(19,486)	37,435	(77,853)	149,966
Total assets	1,774,474	1,117,917	304,562	1,469,545	4,666,498

Included in Market Making revenues for the year ended December 31, 2012 is a trading loss of $457.6 million related to the August 1, 2012 technology issue.

Included in Pre-tax earnings for the year ended December 31, 2012 is a writedown of assets of $143.0 million which includes $11.9 million for Market Making and $131.1 million for Institutional Sales and Trading. Additionally, the Corporate and Other segment includes $11.2 million in professional fees related to the August 1, 2012 technology issue and the announced Merger.

Included in revenues for the year ended December 31, 2012 is a Facebook IPO trading loss of $35.4 million which includes $26.0 million for Market Making and $9.4 million for Institutional Sales and Trading.

Included in revenues for the year ended December 31, 2012 in the Corporate and Other segment is a writedown of a strategic investment of $11.4 million as well as a gain on a strategic investment of $10.0 million.

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

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Included in Institutional Sales and Trading revenues for the year ended 2010 are fees of $2.9 million resulting from the Company acting as joint lead manager in its Note offering (see Footnote 13 “Long-Term Debt”). An offsetting elimination was included in Corporate and Other revenues to eliminate this fee for consolidation purposes.

Total Assets do not include Assets within discontinued operations of $1.5 million and $3.7 million at December 31, 2011 and 2010, respectively.

Prior year amounts have been recast to conform with current year segment presentation. Such recast had no effect on previously reported Consolidated Revenues and Pre-tax earnings.

The Company operates in the U.S. and internationally, primarily in Europe and Asia. The following table presents Revenues by geographic area.

	U.S.	International	Consolidated Total
For the year ended December 31, 2012:
Revenues	$610,203	$125,888	$736,091

For the year ended December 31, 2011:
Revenues	$1,264,904	$139,623	$1,404,527

For the year ended December 31, 2010:
Revenues	$1,019,748	$129,308	$1,149,056

27.     Condensed Financial Statements of Knight Capital Group, Inc. (parent only)

Presented below are the Condensed Statements of Financial Condition, Operations and Cash Flows for the Company on an unconsolidated basis.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statements of Financial Condition

Knight Capital Group, Inc. (parent only)

	December 31,
	2012	2011
	(in thousands)
Assets
Cash and cash equivalents	$320,979	$233,915
Financial instruments owned, at fair value	237	24,802
Receivable from subsidiaries	56,360	119,172
Investments in subsidiaries, equity method	1,334,092	1,454,694
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	150	216
Investments	52,075	52,102
Intangible assets, less accumulated amortization	11,422	12,933
Income taxes receivable	152,637	1,636
Other assets	58,756	64,962

Total assets	$1,986,708	$1,964,432

Liabilities, convertible preferred stock & equity
Liabilities
Financial instruments sold, not yet purchased, at fair value	$5,505	$17,532
Accrued compensation expense	33,152	37,451
Payable to subsidiaries	-	-
Accrued expenses and other liabilities	76,758	23,086
Long term debt	388,753	424,338

Total liabilities	504,168	502,407
Convertible preferred stock	229,857	-
Total equity	1,252,683	1,462,025

Total liabilities, convertible preferred stock & equity	$1,986,708	$1,964,432

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statements of Operations

Knight Capital Group, Inc. (parent only)

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Revenues
Investment (loss) income and other, net	$(8,640)	$2,259	$(9,163)

Total revenues	(8,640)	2,259	(9,163)

Expenses
Employee compensation and benefits	26,556	30,105	27,799
Interest expense	30,374	27,908	20,476
Professional fees	17,505	6,605	7,536
Business development	1,791	2,107	2,802
Other	9,616	8,917	8,029

Total expenses	85,842	75,641	66,642

Loss before income taxes and equity in earnings of subsidiaries	(94,482)	(73,382)	(75,805)
Income tax benefit	(34,826)	(28,808)	(30,342)

Loss before equity in earnings of subsidiaries	(59,656)	(44,574)	(45,463)
Equity in earnings of subsidiaries	(287,411)	159,811	137,101

Net (loss) income	$(347,067)	$115,237	$91,638

The accompanying notes are an integral part of these condensed financial statements.

KNIGHT CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Statements of Cash Flows

Knight Capital Group, Inc. (parent only)

	For the year ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(347,067)	$115,237	$91,638
Adjustments to reconcile income from continuing operations, net of tax to net cash used in operating activities
Equity in earnings of subsidiaries	287,411	(159,811)	(137,101)
Stock-based compensation	4,386	6,126	12,099
Debt discount accretion and other debt related expenses	17,457	15,189	11,453
Depreciation and amortization	1,614	1,652	2,170
Unrealized loss on investments	14,179	3,433	12,348
Writedown of assets and lease loss accrual	418	945	-
Decrease (increase) in operating assets
Financial instruments owned, at fair value	7,270	626	(4,397)
Receivable from brokers and dealers	(5,900)	-	-
Receivable from subsidiaries	62,813	(119,172)	-
Income taxes receivable	(151,001)	(26,911)	30,900
Other assets	9,063	56,508	(50,327)
(Decrease) increase in operating liabilities
Financial instruments sold, not yet purchased, at fair value	5,269	-	-
Payable to subsidiaries	-	(10,150)	(18,867)
Accrued compensation expense	(4,299)	8,623	(34,147)
Accrued expenses and other liabilities	2,089	5,263	11,507

Net cash used in operating activities	(96,298)	(102,442)	(72,724)

Cash flows from investing activities
Distributions from investments	13,639	4,477	37,558
Purchases of investments	(27,790)	(24,641)	(7,997)
Purchases of fixed assets and leasehold improvements	(53)	(7)	(1,035)
Dividends received from subsidiaries	113,091	202,294	118,085
Capital contributions to subsidiaries	(231,783)	(22,334)	(196,337)

Net cash (used in) provided by investing activities	(132,896)	159,789	(49,726)

Cash flows from financing activities
Proceeds of convertible preferred stock offering, net of issuance costs of $40,519	359,480	-	-
Proceeds from term credit agreement	-	97,838	-
Proceeds from issuance of cash convertible notes	-	-	363,808
Repayment of credit facility	-	-	(140,000)
Purchase of call options	-	-	(73,750)
Proceeds from issuance of warrants	-	-	15,000
Stock options exercised	1,140	1,000	5,784
Income tax (provision) benefit related to stock-based compensation	(6,154)	(6,449)	(2,760)
Cost of common stock repurchased	(35,832)	(58,553)	(60,090)
Payment of dividend related to convertible preferred shares	(1,051)	-	-

Net cash provided by financing activities	317,583	33,836	107,992

Effect of exchange rate changes on cash and cash equivalents	(1,325)	(508)	(265)

Increase (decrease) in cash and cash equivalents	87,064	91,183	(14,458)
Cash and cash equivalents at beginning of period	233,915	143,240	157,963

Cash and cash equivalents at end of period	$320,979	$233,915	$143,240

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,479	$14,552	$16,648

Cash paid for income taxes	$44,975	$62,116	$59,384

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

B.  Income taxes

As stated in Footnote 17, “Income Taxes”, the Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate income tax returns. As such, both federal and state income taxes attributable to subsidiaries are accrued at the subsidiary level and are therefore, included in Equity in earnings of subsidiaries on the Condensed Financial Statements. Income tax (benefit) expense included on the Parent Company’s Condensed Statements of Operations represents only the income taxes attributable to the Parent Company.

28.    Subsequent Events

Corporate restructuring

On January 30, 2013, the Company completed a corporate restructuring designed to lower operating expenses and improve financial performance. As part of the restructuring, the Company will reduce its worldwide workforce by approximately 5%. The restructuring was undertaken in an effort to combine the Company’s voice and electronic sales teams and as a result of the winding-down of the Company’s correspondent clearing initiative. Employees directly affected by the workforce reduction have received notification and will be provided with severance payments and specified benefits.

In connection with the restructuring, the Company expects that it will incur during the first quarter of 2013 a total estimated pre-tax charge between $9.0 million and $11.0 million (across all its reporting segments), broken down as follows:

•	Employee severance and other employee benefit costs between $8.0 million and $10.0 million;

•	Capitalized software writedown of approximately $1.0 million.

Of the above amount, it is expected that cash expenditures will be between $4.0 million and $5.0 million. Although the Company believes that these estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.

The Company expects that there will be additional costs related to the winding-down of its correspondent clearing initiative but such costs cannot be determined at this time.

Assets for sale

Subsequent to December 31, 2012 the Company began a process to actively market the sale of certain of its businesses. Although no sales have been consummated as of the date of this filing, the expected sale price of one of such businesses will be less than the carrying value of the net assets of the business, resulting in a loss to the Company. If any transactions are consummated, upon such closings, the Company will also record compensation charges relating to the acceleration of stock based compensation as well as other charges related to the sales.

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

(b) Management’s Report on Internal Control Over Financial Reporting. See report included in Part II Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Knight’s internal control over financial reporting.

Item 9B.	Other Information

PART III—ITEMS 10, 11, 12, 13 and 14

The Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this report:

 Consolidated Financial Statements and Financial Statement Schedules. See “Part II Item 8, Financial Statements and Supplementary Data”

(c)    INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

2.1	Agreement and Plan of Merger, dated as of December 19, 2012, by and among GETCO Holding Company, LLC, GA-GTCO, LLC and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2012).

3.1	Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 6, 2012).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Knight Trading Group, Inc., dated May 12, 2005 (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) for the fiscal year ended December 31, 2008).

3.4	Amended and Restated By-Laws of the Registrant, dated January 18, 2012. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 24, 2012)

3.5	Certificate of Designations of Preferences and Rights of the Series A-1 Cumulative Perpetual Convertible Preferred Stock and Series A-2 Non-Voting Cumulative Perpetual Convertible Preferred Stock of Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 6, 2012).

4.1	Indenture, dated as of March 19, 2010, among Knight Capital Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Exhibit 4.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.1*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.2*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.3	Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002).

10.4	Form of Indemnification Contract entered into by members of the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.5*	Amended and Restated 2003 Equity Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.6	U.S. Securities and Exchange Commission Order. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.7	NASD Letter of Acceptance, Waiver and Consent. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.8*	Form of Non-Qualified Stock Option Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.9*	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.10*	Form of Non-Qualified Stock Option Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.11*	Form of Restricted Stock Award Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.12*	2006 Equity Incentive Plan of the Registrant. (Incorporated herein by reference from Exhibit A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 5, 2006).

10.13*	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.20 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2007).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.14*	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.21 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2007).

10.15*	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan and 2006 Equity Incentive Plan, without deferral feature. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2008).

10.16*	Amended and Restated Employment Letter Agreement, dated as of March 31, 2009, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended March 31, 2009).

10.17*	2009 Executive Incentive Plan of the Registrant. (Incorporated herein by reference from Exhibit A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 2, 2009).

10.18*	Amended and Restated 2009 Inducement Award Plan of the Registrant, effective December 22, 2009 (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) filed with the SEC on February 24, 2010).

10.19*	Form of Restricted Stock Award Agreement under the Amended and Restated 2009 Inducement Award Plan (Incorporated herein by reference to Exhibit 10.26 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) for the fiscal year ended December 31, 2009).

10.20*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2009 Inducement Award Plan (Incorporated herein by reference to Exhibit 10.27 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) for the fiscal year ended December 31, 2009).

10.21	Base Call Option Transaction Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.1(a) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.22	Base Call Option Transaction Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.1(b) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.23	Base Warrants Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.2(a) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.24	Base Warrants Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.2(b) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.25	Amendment to Base Call Option Transaction Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.1(c) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.26	Amendment to Base Call Option Transaction Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.1(d) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.27	Additional Warrants Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.2(c) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.28*	2010 Equity Incentive Plan of the Registrant (Incorporated herein by reference from Exhibit B to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 7, 2010).

10.29*	Separation Agreement with Gary Katcher, dated July 30, 2010 (Incorporated herein by reference to Exhibit 10.5 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2010).

10.30*	Knight Capital Group, Inc. Key Employee Voluntary Deferred Compensation Plan, dated November 12, 2010. (Incorporated herein by reference to Exhibit 10.38 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.31*	Revised Form of Restricted Stock Unit Award Agreement for Annual Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.39 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.32*	Revised Form of Restricted Stock Award Agreement for Annual Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.40 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.33*	Revised Form of Restricted Stock Award Agreement for Sign-On and Retention Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.41 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.34*	Revised Form of Restricted Stock Unit Award Agreement for Sign-On and Retention Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.42 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.35*	Revised Form of Non-Qualified Stock Option Agreement for All Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.43 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.36*	Restricted Stock Unit Agreement with Steven J. Sadoff, dated January 31, 2010, under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.44 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.37	Credit Agreement among Knight Capital Group, Inc., as Borrower, The Several Lenders from Time to Time Party Hereto, US Bank National Association as Syndication Agent, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated as of June 29, 2011. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated June 30, 2011).

10.38*	Updated Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.42 to Knight’s Annual Report on Form 10-K (Commission File number 001-14223), for the fiscal year ended December 31, 2011).

10.39*	Updated Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.43 to Knight’s Annual Report on Form 10-K (Commission File number 001-14223), for the fiscal year ended December 31, 2011).

10.40*	Updated Form of Non-Qualified Stock Option Agreement under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.44 to Knight’s Annual Report on Form 10-K (Commission File number 001-14223), for the fiscal year ended December 31, 2011).

10.41*	Form of Restricted Stock Unit Agreement with Performance Criteria under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.45 to Knight’s Annual Report on Form 10-K (Commission File number 001-14223), for the fiscal year ended December 31, 2011).

10.42	Amended and Restated Credit Agreement among Knight Execution & Clearing Services LLC and Knight Capital Americas, L.P., as Borrowers, Knight Capital Group, Inc., as Guarantor, The Several Lenders from Time to Time Party Hereto, US Bank National Association as Syndication Agent, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated June 27, 2012. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated June 28, 2012).

10.43	Securities Purchase Agreement, dated August 6, 2012, by and among Knight Capital Group, Inc. and investors signatory thereto. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 6, 2012).

10.44	Registration Rights Agreement, dated August 6, 2012, by and among Knight Capital Group, Inc. and investors signatory thereto. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 6, 2012).

10.45*	Waiver of Accelerated Vesting, dated August 16, 2012, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), dated November 9, 2012).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.46*	Waiver of Accelerated Vesting, dated August 16, 2012, between Steven Bisgay and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), dated November 9, 2012).

10.47*	Waiver of Accelerated Vesting, dated August 16, 2012, between George Sohos and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), dated November 9, 2012).

10.48*	Waiver of Accelerated Vesting, dated August 17, 2012, between Steven Sadoff and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.4 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), dated November 9, 2012).

10.49*	Knight Capital Group, Inc. Amended and Restated 2010 Equity Incentive Plan (Incorporated herein by reference from Appendix A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed November 19, 2012).

10.50	Second Amendment to Amended and Restated Credit Agreement among Knight Capital Americas LLC (formerly known as Knight Execution & Clearing Services LLC), as Borrower, Knight Capital Group, Inc., as Guarantor, The Several Lenders from Time to Time Party Hereto, US Bank National Association as Syndication Agent, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated December 5, 2012. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 6, 2012).

10.51	Second Amendment to Credit Agreement among Knight Capital Group, Inc., as Borrower, The Several Lenders from Time to Time Party Hereto, US Bank National Association as Syndication Agent, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated December 5, 2012. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 6, 2012).

10.52*	Amendment to Amended and Restated Employment Letter Agreement, dated as of March 31, 2009, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2012).

21.1**	Subsidiaries of the Registrant as of December 31, 2012.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney (included on signature page).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

101***	The following financial statements from Knight Capital Group’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition for the year ended December 31, 2012 and 2011 (ii) Consolidated Statements of Operations for the year ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Changes in Equity for the year ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the year ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement identified in compliance with Item 15(c) of the rules governing the preparation of this report.
**	Filed herewith.
***	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 28th day of February 2013.

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

Name	Title	Date

/s/ THOMAS M. JOYCE Thomas M. Joyce	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/s/ STEVEN BISGAY Steven Bisgay	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

/s/ WILLIAM L. BOLSTER William L. Bolster	Director	February 28, 2013

/s/ MARTIN J. BRAND Martin J. Brand	Director	February 28, 2013

/S/ JAMES W. LEWIS James W. Lewis	Director	February 28, 2013

Name	Title	Date

/s/ JAMES T. MILDE James T. Milde	Director	February 28, 2013

/s/ MATTHEW NIMETZ Matthew Nimetz	Director	February 28, 2013

/S/ CHRISTOPHER C. QUICK Christopher C. Quick	Director	February 28, 2013

/s/ DANIEL F. SCHMITT Daniel F. Schmitt	Director	February 28, 2013

/s/ LAURIE M. SHAHON Laurie M. Shahon	Director	February 28, 2013

/s/ FREDRIC J. TOMCZYK Fredric J. Tomczyk	Director	February 28, 2013