Form 10-K/A
period 2012-12-31
KNIGHT CAPITAL GROUP, INC.
filed 2013-04-16
CIK 1060749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-14223

KNIGHT CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

22-3689303

(IRS Employer Identification No.)

545 Washington Boulevard, Jersey City, NJ 07310

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (201) 222-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was approximately $838.8 million at June 30, 2012 based upon the closing price for shares of the registrant’s Class A Common Stock as reported by the New York Stock Exchange. For purposes of this calculation, affiliates are considered to be executive officers, directors and holders of 10% or more of the outstanding Class A Common Stock of the registrant.

At April 12, 2013, the number of shares outstanding of the registrant’s Class A Common Stock was 357,910,204 and there were no shares outstanding of the registrant’s Class B Common Stock or Series A-1 Cumulative Perpetual Convertible Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

As previously announced, on December 19, 2012, Knight Capital Group, Inc., a Delaware corporation (“Knight” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Knight, GETCO Holding Company, LLC, a Delaware limited liability company (“GETCO”) and GA-GTCO, LLC (“GA-GTCO”), a Delaware limited liability company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Knight, GETCO and GA-GTCO will effect a strategic transaction by which Knight, GETCO and a successor entity to GA-GTCO will each become wholly owned subsidiaries of a newly-formed corporation, Knight Holdco, Inc. (“Holdco”) (the “Mergers”). Holdco will be a publicly traded company, with its shares listed on the New York Stock Exchange (“NYSE”).

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 and Part IV, Item 15(a)(3) of our previously filed Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors, provided the definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year. As a result of the proposed Mergers, the Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s fiscal year. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

Also included in this Amendment are the certifications required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10-14 and Part IV, Item 15(a)(3) of the Original Form 10-K have been amended and restated in their entirety. Except as stated herein, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K on March 1, 2013 and no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

KNIGHT CAPITAL GROUP, INC.

FORM 10-K/A ANNUAL REPORT

For the Year Ended December 31, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors of the Company (the “Board of Directors” or the “Board”) currently consists of ten (10) directors (“Directors”), nine of whom are non-employee Directors. The Board of Directors has determined that all current Directors, except for Thomas M. Joyce, our Chairman and Chief Executive Officer, are independent within the meaning of the SEC and NYSE director independence standards, as currently in effect.

The Board of Directors believes that an effective board consists of a diverse group of individuals who bring a variety of complementary skills, backgrounds and experiences. The Company’s Nominating and Corporate Governance Committee (“NCGC”) and Board of Directors consider the skills and experiences of the Directors in the broader context of the Board’s overall composition, with a view toward constituting a board that has the best skill set, background and experience to oversee the Company’s business. As stated in the Company’s Corporate Governance Guidelines, this assessment includes a consideration of diversity of age, professional experience (including skills and industry background), gender, ethnic background and country of citizenship. The NCGC regularly reviews the composition of the Board of Directors in light of our evolving business requirements and its assessment of the Board of Director’s performance to ensure that the Board of Directors has the appropriate mix of skills, backgrounds and experiences needed for the broad set of challenges that it confronts.

The following table sets forth certain information concerning the Directors of the Company as of April 1, 2013:

Name	Age	Position
Thomas M. Joyce	58	Chairman of the Board and Chief Executive Officer
William L. Bolster	69	Lead Director
Martin J. Brand	38	Director
James W. Lewis	71	Director
James T. Milde	52	Director
Matthew Nimetz	73	Director
Christopher C. Quick	55	Director
Daniel F. Schmitt	61	Director
Laurie M. Shahon	61	Director
Fredric J. Tomczyk	57	Director

Thomas M. Joyce (58), Chairman of the Board and Chief Executive Officer of the Company, has more than 30 years of experience in the securities industry. Mr. Joyce has been Chairman of the Board of the Company since December 2004 and has served as a Director since October 2002. He has been Chief Executive Officer of the Company since May 2002. From December 2001 to May 2002, Mr. Joyce was the Global Head of Trading at Sanford C. Bernstein & Co. Prior to that, Mr. Joyce held a variety of leadership roles in the Global Institutional Equity business during his 15 years at Merrill Lynch & Co., where his last position was Head of Global Equity eCommerce from 1999 through 2001. Mr. Joyce is currently a member of the Board of Directors of the Securities Industry and Financial Markets Association (“SIFMA”) and is a former member of the Board of Directors of NASDAQ. In addition, he currently serves on the Board of Directors of Special Olympics Connecticut, Inc., The Alfred E. Smith Memorial Foundation Inc. and the Ronald McDonald House® New York. Mr. Joyce received his A.B. in Economics from Harvard College in 1977. Mr. Joyce’s qualifications to serve on the Board of Directors include his significant experience in the securities industry, his senior leadership roles in global organizations, including as Chief Executive Officer of Knight, and his detailed knowledge of, and unique perspective and insight regarding, the strategic and operational opportunities and challenges facing the Company and its businesses.

William L. Bolster (69), Lead Director of the Company, has served on the Board since November 2003. Mr. Bolster worked for various publicly-held companies for over 30 years, including General Electric/NBC, where his most recent position was Chairman and Chief Executive Officer of CNBC International from July 2001 to November 2003. Prior thereto, he was President of CNBC from January 1996 until July 2001. Previously, Mr. Bolster was President and General Manager of WNBC-TV in New York. Mr. Bolster received a B.A. in Business Administration from Loras College in 1967. Mr. Bolster’s qualifications to serve on the Board of Directors include his experience in a senior leadership role at a large global corporation, his in-depth knowledge and understanding of trends in the economy based on his years of experience covering such matters at a global news and media organization, and his experience in the important role of Lead Director of the Company.

Martin J. Brand (38), Director of the Company, has served on the Board since August 2012. Mr. Brand is a Managing Director at The Blackstone Group (“Blackstone”), a leading investment and advisory firm. He joined Blackstone in 2003 in the London office and in 2005 transferred to the New York office. Prior to Blackstone, Mr. Brand was a derivatives trader in the FICC division of Goldman Sachs in New York and Tokyo. He also worked at McKinsey & Company in London. Mr. Brand currently serves as a Director of Bayview Financial, Travelport, Performance Food Group, Orbitz Worldwide, Exeter Finance and PBF Energy. In addition, he is on the Advisory Board of the Hudson Union Society. Mr. Brand received a B.A. in Mathematics and Computation from Oxford University in 1998, as well as an M.B.A. from Harvard Business School in 2003. He currently serves on the Board of Directors of the Harvard Business School Club of New York. Mr. Brand’s qualifications to serve on the Board of Directors include his experience as a director of other publicly-traded companies, extensive financial expertise, broad-based international experience and experience with a private equity firm.

James W. Lewis (71), Director of the Company, has served on the Board since January 2009. Mr. Lewis is the former Chairman of Vietnam Partners, LLC. Prior to founding Vietnam Partners, LLC in 2003, he was a Managing Director at Morgan Stanley where he spent 17 years working in senior positions across equities, fixed income and asset management. Mr. Lewis also served for a period of time as chairman of that firm’s risk management committee. He is also a former member of the NYSE. Mr. Lewis currently serves as a director at Geometry Group LLC and its affiliate Investarit AG and is a founder of Shamrock Asset Management LLC. In addition, he is a member of the Advisory Councils at the University of Chicago Booth School of Business, Miami University (Ohio) and Fordham University and of the Finance Committee at Jazz at Lincoln Center. Mr. Lewis received a B.S. from Miami University (Ohio) in 1963 and an M.B.A. in Finance from the University of Chicago in 1970. Mr. Lewis’ qualifications to serve on the Board of Directors include his significant experience in the securities and financial services industries, his experience as the founder and Chairman of an investment banking and advisory services firm, and his experience as a director of other companies in the securities and financial services industries.

James T. Milde (52), Director of the Company, has served on the Board since May 2005. Mr. Milde has over 25 years of broad corporate experience. He is currently President of Summit Advisors, a management consulting firm, and also serves as President–Financial Services and Insurance for Keane Consulting, a subsidiary of NTT Data, Inc. From February 2006 to September 2007, he was the Senior Vice President and Chief Information Officer of United Rentals, Inc. Mr. Milde previously served as the Senior General Manager, Chief Information Officer for Sony Electronics, Inc., from January 2002 to January 2006, where he was responsible for all facets of information technology, supply chain and software-related ventures across the United States. Prior thereto, Mr. Milde served as the Senior Vice President, Chief Information Officer for The Pepsi Bottling Group from 1999 to February 2002. He received a B.A. in Economics and Finance from St. Lawrence University in 1982 and an M.B.A. from Clarkson University in 1984. He currently serves on the Clarkson University Board of Trustees. Mr. Milde’s qualifications to serve on the Board of Directors include his significant corporate experience in senior leadership roles at a broad range of companies and his significant knowledge and understanding of matters related to information technology, an important area for the Company and its businesses.

Matthew Nimetz (73), Director of the Company, has served on the Board since August 2012. Mr. Nimetz is an Advisory Director and former Managing Director at General Atlantic LLC (“General Atlantic”), a leading global growth equity firm. He served as Managing Director and Chief Operating Officer of General Atlantic from 2000 through 2011. Prior to that, he was a partner and former chair of Paul, Weiss, Rifkind, Wharton & Garrison in New York, where he practiced corporate, securities, financing and international law from 1980 to 2000. Mr. Nimetz has served the public in a number of capacities, including as a Staff Assistant to President Lyndon Johnson, a law clerk to U.S. Supreme Court Justice John M. Harlan, an Under Secretary of State and Counselor to the U.S. Department of State, and as a Special Envoy to President Bill Clinton to help mediate international disputes. He currently serves as a member of the Council on Foreign Relations and a trustee of the National Committee on American Foreign Policy. Mr. Nimetz received a B.A. in Political Science from Williams College in 1960 and an M.A. in Philosophy, Politics and Economics from Balliol College, Oxford University in 1962, where he was a Rhodes Scholar. In addition, he earned a J.D. from the Harvard Law School in 1965, where he was president of the Harvard Law Review. Mr. Nimetz’ qualifications to serve on the Board of Directors include his significant experience in corporate, securities, financing and international law, his service and experience in several governmental capacities and his significant role and experience with a private equity firm.

Christopher C. Quick (55), Director of the Company, has served on the Board since January 2009. Mr. Quick is the former CEO of Banc of America Specialist, Inc., a wholly-owned subsidiary of Bank of America Corporation and member firm of the NYSE. He is also a past Vice Chairman of Global Wealth and Investment Management with Bank of America. Mr. Quick has spent his entire career in the specialist business and was instrumental in various mergers and acquisitions as the industry underwent a period of consolidation. From 1982 to 2004, he served as Chairman and Chief Executive Officer of Q&R Specialist, JJC Specialist and Fleet Specialists where he remained following the firm’s acquisition by Bank of America Corporation. He is a member of the Board of Directors of The Alfred E. Smith Memorial Foundation Inc. and on the Board of Trustees for The Boys Club of New York, Catholic Relief Services, Fairfield University and Mutual of America. He is also a former member of the NYSE Board of Directors. Mr. Quick received a B.S. in Finance from Fairfield University in 1979. Mr. Quick’s qualifications to serve on the Board of Directors include his significant experience in the financial services and securities industries, including in the specialist business, in senior leadership roles and his substantial experience with post-merger and acquisition integration matters.

Daniel F. Schmitt (61), Director of the Company, has served on the Board since May 2012. Mr. Schmitt has more than 38 years of audit experience and spent over 29 years as a partner with KPMG LLP primarily in the financial services industry, before retiring in September 2011. During his tenure at KPMG LLP, Mr. Schmitt served as the Area Professional Practice Partner for KPMG’s Northeast Area and served on the firm’s National Professional Practice Committee and the Area Leadership Team. He most recently served as the Global Lead Audit Partner for Bank of NY Mellon. Mr. Schmitt previously was the partner in charge of Risk Management/Professional Practice for KPMG’s Western Area and served in KPMG’s New York, San Francisco and Providence/Boston Office practices during his career. He was also an SEC Reviewing Partner, and has served as a college relations partner and a KPMG national training instructor. Mr. Schmitt is a member of the American Institute of Certified Public Accountants. He received a B.S. in Accounting from Bryant University (formerly Bryant College) in 1973 and has served as past Chairman of The Alumni Association, Trustee and Member of the Accounting Department Advisory Board. Mr. Schmitt’s qualifications to serve on the Board of Directors include his substantial auditing and accounting background as a certified public accountant, extensive experience with, and knowledge of, the financial services industry, his strong background regarding SEC financial reporting and his prior service as lead partner to numerous large diversified financial services clients and other large SEC issuers.

Laurie M. Shahon (61), Director of the Company, has served on the Board since July 2006. Ms. Shahon is the President of Wilton Capital Group, a private direct investment firm she founded in

1994 that makes principal investments in later-stage ventures and medium-sized buyouts. She previously held investment banking positions with Morgan Stanley and Salomon Brothers. Ms. Shahon received an A.B. in English and Political Science from Wellesley College in 1974 and an M.B.A. in Finance and International Business from Columbia University in 1976. She is a former Adjunct Professor of Finance at Columbia Business School. Ms. Shahon has served on the boards of several public companies over the past 20 years, including The Bombay Company, Inc., Eddie Bauer Holdings, Inc. and Kitty Hawk, Inc. Ms. Shahon’s qualifications to serve on the Board of Directors include her significant experience in the financial services and securities industries, her experience as the founder of a private direct investment firm, and her experience as a director of other publicly-traded companies.

Fredric J. Tomczyk (57), Director of the Company, has served on the Board since August 2012. Mr. Tomczyk is the President and Chief Executive Officer of TD Ameritrade Holding Corporation, a leading brokerage serving retail investors and independent registered investment advisors. Mr. Tomczyk started working with TD Ameritrade in 2006. After first serving as a member of the board of directors and later as chief operating officer, he assumed the role of President and Chief Executive Officer of TD Ameritrade in October 2008. Mr. Tomczyk joined TD Bank Group in 2000 and has served as Vice Chair of corporate operations, Executive Vice President of retail distribution for TD Canada Trust, and President and Chief Executive Officer of wealth management for TD Bank. Prior to TD Bank, he was President and Chief Executive Officer of London Life. He is a Fellow of the Institute of Chartered Accountants of Ontario. Mr. Tomczyk received a B.S. in Applied Economic and Business Management from Cornell University in 1977. He currently serves on Cornell’s undergraduate business program advisory council. Mr. Tomczyk’s qualifications to serve on the Board of Directors include his significant experience in the securities industry, his senior leadership role as President and Chief Executive Officer of TD Ameritrade Holding Corporation, a publicly traded company, and his significant management background in the financial services industry.

Board of Directors and its Committees

During 2012, the Board of Directors met thirty three (33) times and took action by unanimous written consent on two occasions. The Company’s independent Directors also met at regularly scheduled executive sessions on at least a quarterly basis. Mr. Bolster serves as the Company’s Lead Director.

The Company had, as standing committees throughout 2012, a Finance and Audit Committee, a Compensation Committee and a NCGC. The Company also formed a Risk Committee in October 2012. The committee membership and meetings during the last fiscal year and the function of each of the standing committees are described below. As an executive officer of the Company, Mr. Joyce does not serve as a member of any Board committees. In 2012, all Directors attended more than 90% of the Board’s meetings and more than 95% of the meetings of any committees of the Board of Directors of which they were members. Although the Company does not have a formal policy requiring Director attendance at the Company’s Annual Meeting of Stockholders, all of our Directors at that time, except for Daniel Schmitt as nominee for Director, attended the 2012 Annual Meeting of Stockholders (the “2012 Annual Meeting”).

Name of Director	Finance and Audit	Compensation	Nominating and Corporate Governance	Risk
Non-Employee Directors:
William L. Bolster	Member	Member	Chairperson	-
Martin J. Brand	-	-	-	-
James W. Lewis	Member	-	Member	-
Thomas C. Lockburner (1)	Former Chairperson	-	Former Member	-
James T. Milde (2)	-	Member	Member	Chairperson
Matthew Nimetz (2)	-	-	-	Member
Christopher C. Quick	-	Member	Member	-
Daniel F. Schmitt (1)	Chairperson	-	Member	-
Laurie M. Shahon	-	Chairperson	Member	-
Fredric J. Tomczyk (2)	-	-	-	Member
Number of Meetings in 2012	16	17	3	1

(1)	Mr. Schmitt became Chairperson of the Finance and Audit Committee and a member of the NCGC on May 9, 2012. Thomas Lockburner served as Chairperson of the Finance and Audit Committee and a member of the NCGC until May 9, 2012, at which time he retired from the Board.
(2)	The Risk Committee was formed on October 16, 2012 and the members were named at such time. The Chairperson was named on November 16, 2012.

Finance and Audit Committee

The current members of the Finance and Audit Committee (the “F&A Committee”) are Messrs. Schmitt, Bolster and Lewis, each of whom is independent within the meaning of the NYSE director independence standards, as currently in effect, and each of whom satisfied the NYSE financial literacy requirements. Thomas Lockburner served as the Chairman of the F&A Committee until May 9, 2012, the date of our 2012 Annual Meeting, at which time he retired from the Board. Mr. Schmitt became the Chairperson of the F&A Committee upon his election to the Board at the 2012 Annual Meeting. The Board of Directors has determined in its business judgment that Mr. Lockburner was, and each current member is, in compliance with the independence, experience and financial literacy requirements set forth by the NYSE, The Sarbanes-Oxley Act of 2002 and rules adopted by the SEC pursuant to The Sarbanes-Oxley Act of 2002, as currently in effect. The Board of Directors has also determined in its business judgment that Mr. Lockburner (through the date of the 2012 Annual Meeting) and Mr. Schmitt (after the date of the 2012 Annual Meeting) are each an “audit committee financial expert” as defined under SEC rules. The SEC provides that an “audit committee financial expert” does not have additional duties, obligations or liabilities and is not considered an expert under the Securities Act of 1933, as amended.

The F&A Committee held sixteen (16) meetings during 2012 and did not take any action by unanimous written consent. The F&A Committee operates under a written charter, which was most recently amended by the Board of Directors on October 18, 2011, a current copy of which is available through the Knight corporate website at www.knight.com in the “Corporate Governance” section of “Investor Relations”. The F&A Committee of the Board of Directors assists the Company’s Board of Directors in fulfilling its oversight of: (1) the integrity of the financial statements and its risk and control environment; (2) the qualification of, and relationship with, the independent registered public accounting firm; (3) the Company’s internal audit function; (4) compliance with applicable legal and regulatory requirements; and (5) compliance with the Company’s Code of Business Conduct and Ethics. The F&A Committee also (A) reviews and makes recommendations to the Board regarding: (i) any proposed material capital formation plans, including planned issuances of equity securities and debt instruments, and stock repurchase programs; and (ii) certain acquisitions, investments, new business ventures, and divestitures by the Company; and (B) annually reviews and approves the Company’s: (x) treasury investment policy outlining the general investment objectives of the Company and the specific instruments for which investments are permitted; (y) liquidity risk management policy; and (z) contingency funding plan.

Compensation Committee

The current members of the Compensation Committee are Ms. Shahon and Messrs. Bolster, Milde and Quick, each of whom is independent within the meaning of the NYSE’s independence standards, as currently in effect. Ms. Shahon is the Chairperson of the Compensation Committee. The Compensation Committee is governed by a written charter, which was most recently amended by the Board of Directors on April 1, 2011, a current copy of which is available on our corporate website at www.knight.com in the “Corporate Governance” section of “Investor Relations”. During 2012, the Compensation Committee held seventeen (17) meetings and took action by unanimous written consent on one occasion.

The Compensation Committee has responsibility for approving and evaluating executive officer compensation, incentive compensation and equity-based plans, policies and programs of the Company and its subsidiaries. The Compensation Committee also evaluates the performance of the Company’s Chief Executive Officer, and, based on such evaluation, reviews and approves his annual salary, cash incentive bonus and long-term equity incentive bonus. The Compensation Committee is also responsible for producing an annual report on executive compensation and assisting management in the preparation of a compensation discussion and analysis. Additionally, the Compensation Committee may retain and/or terminate outside compensation consulting firms to assist in the evaluation of executive officer compensation. The Compensation Committee also has the authority to obtain advice and assistance from internal or external legal, accounting, and other advisors.

Additionally, the Compensation Committee provides assistance to the Board of Directors by setting performance-based compensation criteria for the Company’s Chief Executive Officer and other key executives, certifying the results of such performance at the end of the annual performance period and awarding the resulting performance-based compensation to such key executives. The Compensation Committee also is responsible for making equity grants to such key executives resulting from such performance-based compensation.

Nominating and Corporate Governance Committee

All of the current members of the Board, except for Messrs. Joyce, Brand, Nimetz and Tomczyk, serve on the NCGC. Mr. Bolster is the Chairman of the NCGC. Mr. Schmitt joined the NCGC upon his election to the Board at the 2012 Annual Meeting. Each member of our NCGC is independent within the meaning of the NYSE’s independence standards, as currently in effect. The NCGC is governed by a written charter, which was most recently amended by the Board of Directors on May 25, 2010, a current copy of which is available on our corporate website at www.knight.com in the “Corporate Governance” section of “Investor Relations.” A primary function of the NCGC is to identify and recommend to the Board individuals qualified to serve as Directors of the Company, consistent with the criteria included in the charter of the NCGC and our Corporate Governance Guidelines. The NCGC also considers nominee recommendations from stockholders of the Company. In connection with the identification and recommendation of nominees, the NCGC reviews the skills, backgrounds and experiences of Board members, as well as the composition of the Board as a whole, with a view toward constituting a Board that has the best skill set, background and experience to oversee the Company’s business. As stated in the Company’s Corporate Governance Guidelines, this assessment includes a consideration of independence and diversity of age, professional experience (including skills and industry background), gender, ethnic background and country of citizenship, as well as the ability of current and prospective directors to devote sufficient time to performing their duties in an effective manner. Other functions of the NCGC include: (i) recommending the size of, and Directors to serve on, committees of the Board; (ii) advising the Board with respect to matters of Board composition and procedures; (iii) developing and recommending to the Board a set of corporate governance principles applicable to the Company and overseeing corporate governance matters generally; and (iv) overseeing the annual evaluation of the Company’s management and the Board. The NCGC held three (3) meetings in 2012 and did not take any action by unanimous written consent.

Risk Committee

The current members of the Risk Committee are Messrs. Milde, Nimetz and Tomczyk, each of whom is independent within the meaning of the NYSE’s independence standards, as currently in effect. Mr. Milde is the Chairperson of the Risk Committee. The Risk Committee was formed on October 16, 2012 and is governed by a written charter, which was adopted on such date by the Board of Directors, a current copy of which is available on our corporate website at www.knight.com in the “Corporate Governance” section of “Investor Relations”. The primary purpose of the Risk Committee is to assist the Board in its oversight responsibilities relating to the identification, monitoring and assessment of the key risks of the Company, including the significant policies, procedures and practices employed in risk management. The Risk Committee held one (1) meeting in 2012 and did not take any action by unanimous written consent.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company serves as a member of the board of directors or compensation committee of any public entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers and Directors are required under Section 16(a) of the Securities Exchange Act to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and NYSE. Copies of these reports must also be furnished to the Company. Based solely upon its review of copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required to be filed, the Company believes that during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to its officers and Directors were complied with in a timely manner.

Purchases and sales of our equity securities by such persons are published on our corporate website at www.knight.com in the “Investor Center” section. The information on our corporate website is not incorporated by reference into this Form 10-K/A.

Corporate Governance

Board Leadership Structure

The Board does not have a fixed policy regarding the separation of the offices of Chairman and Chief Executive Officer and believes that it should maintain flexibility. The Board currently combines the positions of Chairman of the Board and Chief Executive Officer. The Board of Directors believes that Mr. Joyce’s service as both Chairman of the Board of Directors and Chief Executive Officer enhances the effectiveness of the Board and is in the best interest of the Company and its stockholders at this time. Because of his position, Mr. Joyce possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its businesses and is therefore well-positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership and decision-making, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s stockholders, employees, customers and suppliers, particularly during times of turbulent economic and industry conditions.

Each of the current Directors other than Mr. Joyce is independent, and the Board believes that the independent Directors provide effective oversight of management, including through the Committees of the Board of Directors described herein. Moreover, in addition to feedback provided during the course of Board meetings, the independent Directors have regular executive sessions. The Lead Director, currently Mr. Bolster, also plays an important role in the Company’s corporate governance structure. The Lead Director’s responsibilities include: presiding at meetings of the Board of Directors at which the Chairman is not present, including executive sessions of the independent Directors; serving as liaison between the Chairman and the independent Directors; convening meetings of the independent Directors; consulting with the Chairman on matters relating to Board performance and corporate governance; providing the Chairman with input regarding agenda items for Board and Committee meetings; and coordinating with the Chairman regarding information to be provided to the independent Directors in performing their duties. The Board of Directors believes that the role of the independent Directors and Lead Director combined with the Company’s overall corporate governance policies and practices appropriately and effectively complement the combined Chairman of the Board/Chief Executive Officer structure. The Board evaluates this structure periodically, including the appointment of the Lead Director.

Board Risk Oversight

Management has a process embedded throughout the Company to identify, analyze, manage and report on all significant risks facing the Company. In performance of risk oversight, the Board and its committees receive reports and regularly meet with the Company’s Chief Executive Officer and other senior managers on significant risks facing the Company, including enterprise, financial, operational, legal, regulatory and strategic risks. The independent Board members also discuss the Company’s significant risks when they meet in executive session without management.

In addition to oversight of enterprise and strategic risk by the Board of Directors, each of the Board committees reviews with management significant risks related to the committee’s area of responsibility and reports to the Board on such risks, which include:

•	The Compensation Committee’s review of risks related to Company-wide compensation and management resources;

•

The Finance and Audit Committee’s review of risks relating to the financial statements and financial reporting processes, as well as key liquidity risks and risks arising from related person transactions, and the guidelines, policies and processes for monitoring and managing those risks;

•

The Risk Committee’s review of risk management, as well as the Company’s risk appetite and tolerance and key risks, including credit risk, market risk, operational risk, compliance risk and reputational risk; and

•	The Nominating and Corporate Governance Committee’s review of risks related to the Company’s governance structure and processes and succession planning.

Identification and Evaluation of Director Candidates

The NCGC believes that the minimum qualifications for serving as a director are that a nominee demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of the business and affairs of the Company and for the nominee to have an impeccable record and reputation for honest and ethical conduct in both his or her professional and personal activities. In this regard, the NCGC examines a candidate’s specific experiences and skills, time availability in light of other commitments, potential conflicts of interest and independence from management and the Company. Annex A to our Nominating and Corporate Governance Committee Charter lists criteria for nomination to our Board. Also, our Corporate Governance Guidelines list specific qualification rules for all of our Board members and nominees.

The NCGC identifies potential nominees by asking current Directors and executive officers to notify the NCGC if they become aware of persons meeting the criteria described above. The NCGC also, from time to time, engages firms that specialize in identifying director candidates. As described below, the NCGC will also consider candidates recommended by stockholders.

Once a person has been identified by the NCGC as a potential candidate, the NCGC may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the NCGC determines that the candidate warrants further consideration, the NCGC contacts the person. Generally, if the person expresses a willingness to be considered and to serve on the Board, the NCGC requests information from the candidate, reviews the person’s accomplishments and qualifications, conducts due diligence, including background checks, and conducts one or more interviews with the candidate. The NCGC members may also contact one or more references provided by the candidate or may contact other members of the business community or other persons who may have greater first-hand knowledge of the candidate’s accomplishments and qualifications. All information regarding the candidate is then provided to the NCGC for review and consideration. The NCGC’s evaluation process does not vary based on whether or not a candidate is recommended by a stockholder.

Stockholder Recommendations for Director Nominees

The NCGC will consider director candidates recommended by stockholders for nomination to the Board. In considering candidates submitted by stockholders, the NCGC will take into consideration the needs of the Board and the qualifications of the candidate. Stockholders may make recommendations at any time, but nomination of candidates for election to the Board at the annual meeting of stockholders must be received not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding Annual Meeting of Stockholders. To nominate a candidate for election to the Board, a stockholder must submit the nomination in writing and must include the following information (as more fully described in the Company’s Amended and Restated By-Laws): (a) as to the stockholder (i) the name and address of the stockholder, such beneficial owner (if any) and any of their respective affiliates or associates or others acting in concert with the stockholder, (ii) the number of shares of the Company’s Class A Common Stock (the “Common Stock”) which are owned beneficially or of record by such stockholder, such beneficial owner and their respective affiliates or associates or others acting in concert with them, (iii) disclosure of any derivative instrument and certain other economic interests in the Company directly or indirectly owned beneficially by such stockholder, the beneficial owner, if any, or any affiliates or associates or others acting in concert with them, (iv) information related to proxies and voting commitments of such persons, (v) a brief description of all arrangements or understandings between such stockholder (and their respective affiliates or associates) and each proposed nominee, (vi) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice, (vii) a completed copy of the questionnaire noted in clause (b)(v) below and (viii) any other information relating to such person that would be required pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and (b) as to each proposed nominee (i) the name, age, business address and residence of the proposed nominee, (ii) the principal occupation or employment of the proposed nominee, (iii) the number of shares of Common Stock owned by the proposed nominee, if any, (iv) the proposed nominee’s consent to be named as a Director if selected by the NCGC and nominated by the Board, (v) a completed director’s questionnaire with respect to the background and qualification of such person and executed written representation and agreement related to voting commitments, compensation, corporate governance compliance and other matters, (vi) a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three (3) years, and any other material relationships, between or among such stockholder, if any, and their respective affiliates and associates, and each proposed nominee, and his or her respective affiliates or associates, including all information required to be disclosed pursuant to Rule 404 promulgated under Regulation S-K of the Exchange Act, and (vii) any other information relating to such proposed nominee that would be required pursuant to Section 14 of the Exchange Act. The stockholder nomination, and accompanying information described above, must be sent to the Corporate Secretary at Knight Capital Group, Inc., 545 Washington Boulevard, Jersey City, New Jersey 07310.

Corporate Governance Guidelines

The NCGC is responsible for overseeing the Corporate Governance Guidelines and reporting and making recommendations to the Board concerning governance matters. Among other matters, the Corporate Governance Guidelines include the following items concerning the Board of Directors: (i) independent Directors will comprise a majority of the Board; (ii) disqualifying factors preventing a Board candidate or Director from serving or continuing to serve on the Board, absent a waiver by a majority of the Board; and (iii) qualifications for non-employee and employee Board members.

Stockholder and Interested Parties Communications

The Board has established a process to receive communications from stockholders and interested parties. Stockholders and interested parties may contact any member (or all members) of the Board, any Board committee or any chair of any such committee by mail. To communicate with the Board of Directors, any individual or group of Directors or Board committee members, correspondence should be addressed to the Board of Directors or any such individual Directors or group or Board committee members by either name or title. All such correspondence should be sent to the Corporate Secretary at Knight Capital Group, Inc., 545 Washington Boulevard, Jersey City, New Jersey 07310. To communicate with any of our Directors electronically, stockholders or interested parties may send an electronic message to boardofdirectors@knight.com.

All communications received as set forth in the preceding paragraph will be opened by our General Counsel for the sole purpose of determining whether the contents represent a message to our Directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee. In the case of communications to the Board or any group of Directors or Board committee members, our General Counsel will make sufficient copies of the contents to send to each Director who is a member of the group or committee to which the envelope or e-mail is addressed.

Executive Officers

Executive officers serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the executive officers of the Company as of April 1, 2013 (none of whom has a family relationship with another executive officer):

Name	Age	Position
Thomas M. Joyce	58	Chairman of the Board and Chief Executive Officer
Steven Bisgay	46	Executive Vice President, Chief Operating Officer and Chief Financial Officer
George Sohos	46	Senior Managing Director, Head of Market Making
Alan Lhota	50	Senior Managing Director, Co-Head of Institutional Fixed Income
Robert K. Lyons	53	Senior Managing Director, Co-Head of Institutional Fixed Income
Leonard J. Amoruso	47	Executive Vice President, General Counsel
Joseph C. Mazzella	46	Senior Managing Director, Head of Institutional Equities

For selected biographical information with respect to Mr. Joyce, please refer above to the biographical information of our Directors. Selected biographical information with respect to the other executive officers is set forth below.

Steven Bisgay (46), Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company, has more than 20 years of experience in the securities and financial services industries. Mr. Bisgay has been the Chief Operating Officer of the Company since September 2012 and was named Executive Vice President in May 2012. He has been Chief Financial Officer of the Company since August 2007. Prior to these appointments, Mr. Bisgay was the Managing Director, Business Development for the Company since November 2005. Previously, Mr. Bisgay was the Group Controller for the Company since June 2003 and the Director of Internal Audit for the Company since June 2001. Mr. Bisgay is a certified public accountant and was employed in the Financial Services Industry Practice at the accounting firm of PricewaterhouseCoopers LLP from 1989 to 2001, most recently as a Senior Manager. Mr. Bisgay served on the Board of Managers of Direct Edge Holdings LLC from July 2007 to December 2008. He currently is on the Board of the Financial Management Society of SIFMA. Mr. Bisgay received a B.S. in Accounting from Binghamton University in 1989 and an M.B.A. from Columbia University in 2000.

George Sohos (46), Senior Managing Director, Head of Market Making of the Company, oversees the Company’s global market making activities. Mr. Sohos has been Head of Market Making since March 2011. Prior to his appointment, Mr. Sohos was a member of the senior management team for the Company’s electronic trading group since 2005, where his primary responsibilities involved work related to the Company’s U.S. and European client trading strategies. Mr. Sohos has worked at the Company since 2000. Prior to joining the Company, Mr. Sohos worked as a software engineer at IBM Corporation and as a senior scientist at Enviro Engineering. Mr. Sohos received a B.S. in Mathematics from Panepistimion Patron in Greece in 1988 and a Ph.D. in Applied Mathematics from the University of Arizona in 1994.

Alan Lhota (50), Senior Managing Director, Co-Head of Institutional Fixed Income, is responsible for co-managing and expanding the Company’s institutional fixed income business. He has over 25 years of experience in the securities industry. Mr. Lhota has been Co-Head of Institutional Fixed Income since April 2011. Previously, Mr. Lhota was Head of U.S. High Yield, Distressed and Bank Loan Sales for the Company since June 2009. Prior thereto, he led the High Yield team at RBS Greenwich Capital Markets, Inc. from June 2007 to March 2009. From December 1999 to March 2007, Mr. Lhota handled High Yield sales in the U.S. and U.K. at UBS Securities LLC. Mr. Lhota attended Worcester Polytechnic University. Mr. Lhota’s employment with the Company is expected to terminate in 2013 in connection with the consummation of the disposition of the Company’s institutional fixed-income sales and trading business.

Robert K. Lyons (53), Senior Managing Director, Co-Head of Institutional Fixed Income, is responsible for co-managing and expanding the Company’s institutional fixed income business. He has over 25 years of experience in the securities industry. Mr. Lyons has been Co-Head of Institutional Fixed Income since April 2011. Previously, Mr. Lyons was head of the Company’s Capital Markets group since joining the Company in February 2010. Mr. Lyons is a former Vice Chairman of Investment Banking at Merrill Lynch & Co. where he spent over 20 years. Previously at Merrill Lynch & Co., Mr. Lyons served as Global Head of Capital Markets and before that he was Head of the Americas Capital Markets. Mr. Lyons received a B.A. in Economics from Hamilton College in 1982 and an M.B.A. from the University of Chicago in 1987. Mr. Lyons’ employment with the Company is expected to terminate in 2013 in connection with the consummation of the disposition of the Company’s institutional fixed-income sales and trading business.

Leonard J. Amoruso (47), Executive Vice President, General Counsel, oversees all legal, compliance, regulatory and market structure matters for the Company. Mr. Amoruso was named Executive Vice President in May 2012 and has been General Counsel of the Company since May 2007. Prior thereto, Mr. Amoruso was the Senior Managing Director and Chief Compliance Officer of the Company since June 2003. From October 1999 to June 2003, Mr. Amoruso served as Chief Compliance Officer and Assistant General Counsel of the Company’s wholly-owned subsidiary, Knight Securities, L.P (now operating as Knight Capital Americas LLC). Prior to joining the Company, Mr. Amoruso spent a decade with FINRA’s District 10 office in New York, most recently as Deputy Director. Mr. Amoruso serves on numerous industry committees and is a frequent speaker at industry conferences. He also currently serves on the Board of Managers of Direct Edge Holdings LLC, the Board of Directors of EDGEA Exchange, Inc. and the Board of Directors of EDGEX Exchange, Inc. Mr. Amoruso received a B.B.A. in Banking, Finance and Investments from Hofstra University in 1986 and a J.D. from Hofstra University School of Law in 1989.

Joseph C. Mazzella (46), Senior Managing Director, Head of Institutional Equities, is responsible for leading the Company’s global sales and trading team serving institutional clients. He has over 25 years of experience in the securities industry. Mr. Mazzella was named head of Institutional Equities in October 2011. Prior thereto, he was Global Head of Trading since March 2010. He joined the Company in October 2003 as Head of Listed Block Trading. Previously, Mr. Mazzella spent more than a decade at Merrill Lynch, most recently as a Managing Director for Listed Trading.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) explains aspects of our executive compensation program for our named executive officers. For 2012, our “Named Executive Officers” and their titles were as follows:

•	Thomas M. Joyce, Chairman of the Board and Chief Executive Officer;

•	Steven Bisgay, Executive Vice President, Chief Operating Officer and Chief Financial Officer;

•	George Sohos, Senior Managing Director, Head of Market Making;

•	Alan Lhota, Senior Managing Director, Co-Head of Institutional Fixed Income; and

•	Robert K. Lyons, Senior Managing Director, Co-Head of Institutional Fixed Income.

The Company’s executive compensation program is designed to retain, motivate, reward and recruit the talent needed to achieve growth and long-term success. Accordingly, in designing the executive compensation program, we focused on the following objectives: (i) aligning long-term economic interests of our executives with stockholders’ interests; (ii) providing balanced incentives for achieving short-term and long-term business goals and objectives; and (iii) providing competitive compensation and benefits.

Executive Summary and Recap of Significant 2012 Events

At our annual meeting of stockholders in May 2012, 31.55% of our stockholders approved our advisory “Say-on-Pay” resolution regarding 2011 executive compensation described in our 2012 proxy statement. The Company, the Board and the Compensation Committee of the Board of Directors (the “Compensation Committee”) pay careful attention to communications received from stockholders regarding executive compensation, including the non-binding advisory vote. The Compensation Committee took into consideration the “Say-on-Pay” vote as well as feedback received from institutional shareholders and evaluated our policies, processes and approach to executive compensation. In connection with its evaluation of executive compensation following the Say-on-Pay vote, the Committee retained an executive compensation firm, Pay Governance LLC, to provide advice and guidance on executive compensation matters for 2012 and going forward. Although the Company and Committee intended to structure executive compensation awarded in 2012 to better reflect our stockholders’ philosophies regarding compensation, certain events described below played a significant role in the compensation decisions made in 2012.

On August 1, 2012, the Company experienced a technology issue at the open of trading at the NYSE, which resulted in a pre-tax loss to the Company of approximately $458 million (the “August 1 Trading Loss”) and reduced trading volumes handled by the Company following such event. In connection with the August 1 Trading Loss, the Company’s leaders, including the Named Executive Officers, actively pursued strategic and financing alternatives to strengthen the Company’s capital base, resulting in the Company, on August 6, 2012, entering into a Securities Purchase Agreement (the “Purchase Agreement”), with nine investors (the “Investors”) pursuant to which, among other things, the Company sold 400,000 shares of Series A-1 Cumulative Perpetual Convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), in a private placement to the Investors in exchange for immediate aggregate cash consideration of $400,000,000 (the “Investment”). As a result of the Investment, the Company experienced a “change-in-control” for purposes of some of its equity-based executive compensation arrangements. The change-in-control would have accelerated vesting of certain equity awards and/or triggered rights under certain agreements with Messrs. Joyce, Bisgay and Sohos; however, Messrs. Joyce, Bisgay and Sohos executed waivers of such accelerated vesting and/or rights in August 2012, pursuant to which they irrevocably forfeited benefits they would have otherwise received as a result of the Investment.

During and after the August 1 Trading Loss and Investment, the Company faced difficult circumstances. This was further exacerbated in late 2012 when the Company became the subject of public speculation regarding a potential sale. Throughout this period of time, the Company’s leaders spent considerable time and effort in addition to their day-to-day functions focusing on (i) stabilizing the employee workforce, (ii) client retention and/or re-engagement, and (iii) ensuring the financial stability of the Company, including maintaining sufficient liquidity and the confidence of counterparties and creditors. Additionally, the August 1 Trading Loss resulted in a pre-tax loss for the Company for 2012. This led to no payout under the Company’s 2009 Executive Incentive Plan (“EIP”) and forfeiture of Mr. Joyce’s discretionary January 2012 RSU grant.

The Company and GETCO, among other parties, executed the Merger Agreement on December 19, 2012 setting forth the terms and conditions of the Mergers. As part of these efforts to retain employees in light of the unprecedented difficulties the Company faced in 2012, and in recognition of the efforts of the Named Executive Officers to help the Company recover a substantial portion of its business following the August 1 Trading Loss, limit the amount of turnover in its workforce, and maintain financial stability, the Company, with the knowledge and support of the Compensation Committee, and the consent of GETCO, (i) entered into a letter agreement with Mr. Joyce amending the terms of his employment agreement with the Company, (ii) recognized the efforts of certain Named Executive Officers by providing discretionary bonuses outside of the EIP related to the 2012 performance year, and (iii) acknowledged that employees are entitled to receive accelerated vesting of certain outstanding equity awards upon the consummation of the transactions contemplated by the Merger Agreement. Pay Governance provided advice on certain of the above matters.

Additionally, due to the Investment and the resulting dilution of existing Knight stockholders, outstanding employee equity awards lost most of their retentive value. The Company had originally planned to seek stockholder approval to increase the number of authorized shares available for grant under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”) at its 2013 Annual Meeting of Stockholders, three years after initial approval of the 2010 Plan, because the Company would have depleted (as forecast) most of the shares available for grant under the existing 2010 Plan after payment of 2012 annual incentive compensation in early 2013. However, as the value of a share of Company Common Stock had been reduced due to the August 1 Trading Loss and the Investment and resulting dilution, the shares available for grant under the 2010 Plan were insufficient to satisfy the Company’s anticipated incentive equity compensation needs for 2012 and beyond. In order to obtain additional shares available for grant under the 2010 Plan to provide equity-based awards as a tool to retain employees, in December 2012, the Company obtained stockholder approval to increase the number of shares authorized to be granted under the Company’s 2010 Plan and amend certain other provisions, including an amendment to require a qualifying termination of employment in connection with a future change-in-control before vesting provisions in new awards accelerate, also known as “double-trigger” accelerated vesting.

The Company has continued to take significant actions with respect to its business in 2013, including taking certain corporate actions designed to reduce operating expenses. The Company has also entered into an agreement to sell its institutional fixed-income sales and trading business to Stifel Financial Corp. It is anticipated that Mr. Lhota and Mr. Lyons will cease to be employed by the Company upon the closing of the disposition of the institutional fixed-income sales and trading business.

Compensation Approval Process

The Compensation Committee is responsible for approving and evaluating the executive compensation program. The Compensation Committee in the past has retained compensation consultants with respect to executive compensation matters. These consultants have acted at the sole direction of the Compensation Committee. The retention and, where appropriate, termination of compensation consultants are at the Compensation Committee’s sole discretion, and such decisions are made without the participation of any officer or other member of the Company’s management. Although the Company pays the compensation of these consultants, the Compensation Committee, in its sole discretion, approves the fees and any other terms related to their engagement. In the last five years, these compensation consultants have not performed, and do not currently provide, any services to management or the Company. The Compensation Committee retained Deloitte Consulting LLP for executive compensation matters prior to 2010. As noted above, subsequent to the annual meeting of stockholders in May 2012, the Committee retained Pay Governance LLC to provide advice and guidance on executive compensation matters for 2012 and going forward. Pay Governance was consulted upon by the Compensation Committee in determining 2012 compensation and other compensation matters.

To determine competitive market compensation for the 2012 performance year for our Named Executive Officers and other members of executive management, the Company’s management, in December 2012, considered comparative market data provided by the compensation consultant retained by the Company, Towers Watson. Towers Watson reports to, and acts at the sole direction of, the Company’s management. The Company’s management approves the fees to Towers Watson and any other terms related to Towers Watson’s engagement. Using publicly available information contained in proxy statements related to the 2011 performance year, Towers Watson provided a comparative analysis of the compensation of named executive officers at other peer public financial services companies. In addition, Towers Watson used its proprietary database to compare non-public compensation information related to the 2011 performance year for individuals having similar roles at leading global competitors, or divisions or subsidiaries within such global companies, as applicable. For the public company comparisons, for 2012, the peer group consisted of: Interactive Brokers Group, Inc.; Investment Technology Group, Inc.; Jefferies Group, Inc.; NASDAQ OMX Group, Inc.; and NYSE Euronext. For the non-public information comparisons, for 2012, the comparative group consisted of: Bank of America Corporation; Barclays Capital; Citigroup Inc.; Credit Suisse Group; Deutsche Bank Group; The Goldman Sachs Group, Inc.; HSBC Bank plc; JPMorgan Chase & Co.; Morgan Stanley; and UBS AG. The peer group and the comparative group remained the same as the groups compared in 2011. To determine the appropriate total compensation for its Named Executive Officers, the Company generally averages the total compensation paid to (i) named executive officers at other peer financial services companies and (ii) individuals having similar roles at leading large global competitors, or divisions or subsidiaries within such global companies, as applicable, who are not deemed named executive officers, and strives to be at approximately the 75th percentile of such average. As further described herein, this data is one of the factors used to establish competitive compensation levels for each Named Executive Officer and other members of executive management. This information was subsequently communicated in summary fashion by Mr. Joyce to the Compensation Committee. The Compensation Committee also reviewed comparative data obtained in the marketplace with input from Pay Governance.

Our Compensation Committee generally sets incentive compensation for our Named Executive Officers in accordance with the terms of our EIP, although it retains discretion to pay additional amounts as appropriate. The EIP is our stockholder-approved plan in which each of our Named Executive Officers and other executive officers subject to Section 16 of the Exchange Act participate so that the cash and equity-based awards paid to our Named Executive Officers are intended to not be subject to the $1 million limit on deductible pay to Named Executive Officers pursuant to Section 162(m) of the Internal Revenue Code (“Section 162(m)”). During the first quarter of each fiscal year, the Compensation Committee establishes annual performance criteria for each Named Executive Officer, including the Chief Executive Officer, and determines the formula to be used for calculation of each Named Executive Officer’s maximum incentive compensation payout pursuant to Section 162(m). Even if the Named Executive Officers achieve the Section 162(m) performance criteria, the Compensation Committee retains “negative discretion” to reduce the award based upon a variety of factors, including, but not limited to, the assessment of an individual’s performance and the attainment of other Company and/or business unit performance objectives. The Compensation Committee may use any objectives and guidelines it deems appropriate in exercising “negative discretion” and also receives substantial input from the Chief Executive Officer regarding the amount to be paid to the other Named Executive Officers.

At the end of the performance period, the Compensation Committee certifies whether the pre-established Section 162(m) performance criteria were met and determines the maximum payout permitted based on the actual level of achievement versus the performance criteria. Prior to determining incentive compensation for each of the Named Executive Officers other than the Chief Executive Officer, the Chief Executive Officer reviews with the Compensation Committee a variety of factors, including: (i) the performance of the Company and/or business unit the Named Executive Officer oversees for the fiscal year; (ii) the executive officer’s contribution to the Company’s and/or business unit performance, partly taking into account the Named Executive Officer’s attainment of broad performance objectives, as determined in the sole discretion of our Chief Executive Officer; (iii) a comparison with pay levels of comparable positions in the marketplace; (iv) market conditions; and (v) extraordinary or unusual corporate events occurring in the applicable fiscal year. If it agrees with the recommendation of the Chief Executive Officer, the Compensation Committee approves such incentive compensation amounts earned pursuant to the EIP (which may in no event exceed the maximum payouts derived from the Section 162(m) formula established by the Compensation Committee). The Compensation Committee and Mr. Joyce retain the right to pay executives, including participants in the EIP, additional amounts outside of the EIP.

For the 2012 performance year, the pre-established Section 162(m) performance criteria were based on the Company’s consolidated and/or business unit 2012 pre-tax operating income. Due to the August 1 Trading Loss and other unprecedented events of 2012, none of these performance criteria for 2012 were achieved. As such, for the 2012 performance year no awards were made pursuant to the EIP. All incentive awards granted to the Named Executive Officers with respect to 2012 were made outside of the EIP and the Company may not be entitled to a tax deduction for such awards to the extent that they result in 2012 compensation for any Named Executive Officer in excess of $1 million. Compensation that was paid in the form of commissions as well as all compensation that was awarded to the Chief Financial Officer, however, is expected to be fully deductible for tax purposes. Given the significance of each Named Executive Officer’s work related to the retention of the Company’s employees and clients and ensuring the Company’s financial stability during and following the August 1 Trading Loss and throughout the process that led to the Merger Agreement with GETCO, the Compensation Committee determined that such compensation to the Named Executive Officers for 2012 be paid outside of the EIP as it was appropriate and in the best interests of the Company.

Compensation Components

The Company’s executive officer compensation program generally consists of three key elements: base salary (or commissions, if applicable), annual incentive compensation, including annual performance-based incentive compensation, and long-term equity-based awards. Consistent with market practices in the financial services industry, most of the compensation of each Named Executive Officer, except for Messrs. Lhota and Lyons, consists of incentive compensation. Incentive compensation consists of annual performance-based incentives, which are generally paid in cash. Additionally, from time to time, the Company may grant long-term equity incentives to Named Executive Officers, which may be subject to continued service conditions and/or forfeiture unless certain specified performance criteria are met. Allocation of the Chief Executive Officer’s compensation between annual cash and long-term equity incentives is determined by the Compensation Committee or by contractual agreement. The Chief Executive Officer, in consultation with the Compensation Committee, determines this allocation for the other Named Executive Officers and other members of executive management. Generally, the Company’s executive compensation programs are designed so that executives will receive a mix of annual cash incentives (generally representing approximately 60% of total incentive compensation) and long-term equity incentives (generally representing approximately 40% of total incentive compensation), each of which is described below.

Salaries and Commissions

In general, salaries are intended to make up the smallest portion of overall executive compensation. Base salaries of executive officers are fixed at the beginning of each year and typically are not changed during the year except for promotions, changes in responsibility or changes in industry practice. Base salaries are reviewed annually by the Compensation Committee and adjusted from time to time to realign salaries with market levels, individual performance and industry practice. The Compensation Committee also considers salaries relative to those of others within the Company and may, on occasion, make adjustments to salaries or other elements of total compensation, such as annual and long-term incentive opportunities, where a failure to make such an adjustment would result in a compensation imbalance that the Compensation Committee deems inappropriate and may also result in a retention risk. For 2012, Messrs. Lhota’s and Lyons’s base salaries were increased from $250,000 to $500,000 in January 2012 in order to maintain their salaries in line with those of the other Named Executive Officers (except for Mr. Joyce) and market and competitive practices. When determining incentive compensation, the Compensation Committee takes into consideration any increases in salary made during a performance period. Commissions paid to Messrs. Lhota and Lyons for 2012 were generally shared evenly based on management overrides on revenues from certain credit-related fixed income trading desks and revenues generated from transactions by the capital markets group.

Performance-Based Annual Awards

Each of our Named Executive Officers participates in the EIP, which provides for annual incentive compensation based on the achievement of performance goals and objectives and which is designed to: (1) advance the interests of the Company and its stockholders by providing incentives in the form of periodic bonus awards to certain key employees who contribute significantly to strategic and performance objectives, and the growth, of the Company; and (2) further align the interests of the Company’s key employees with the interests of the stockholders by awarding bonuses based on Company, division and/or subsidiary performance criteria. With respect to each Named Executive Officer, baseline Section 162(m) performance goals are set by the Compensation Committee. As to Named Executive Officers other than the Chief Executive Officer, additional broad performance objectives are established by the Chief Executive Officer in consultation with the Compensation Committee and are one of the factors used to reduce the maximum award determined by the achievement of the baseline Section 162(m) performance objectives. The particular performance goals or objectives reflect those measures which the Company views as key indicators of successful performance.

Mr. Joyce’s annual incentive opportunity related to the 2012 performance year was conditioned upon the achievement of certain consolidated pre-tax operating income targets of the Company, as set by the Compensation Committee in March 2012 and in accordance with the bonus opportunity formula agreed to in March 2009 between Mr. Joyce and the Compensation Committee as an amendment to his employment agreement covering the years 2009 through 2012. The pre-tax operating income targets for Mr. Joyce were as follows: (i) pre-tax operating income less than $0, no incentive bonus or (ii) pre-tax operating income in excess of $0, incentive bonus equal to the greater of: (a) 3% of the first $350 million of pre-tax operating income plus 1.5% of pre-tax operating income in excess of $350 million, and (b) $3 million. In determining pre-tax operating income targets for a performance year, the Compensation Committee may exclude non-operating and extraordinary items, if any. As a result of the Company having a pre-tax operating loss for 2012 based primarily due to the August 1 Trading Loss, Mr. Joyce was not eligible for, and did not receive, an incentive bonus under the EIP.

In addition, the Compensation Committee approved a discretionary award outside of the EIP to Mr. Joyce in January 2012 (related to the 2011 performance year) of additional incentive compensation in the amount of $1,000,000. Such award was payable $250,000 in cash and $750,000 in RSUs (resulting in the issuance of 57,252 RSUs). The RSUs were subject to three year ratable vesting and were subject to forfeiture in the event the Company did not achieve pre-tax operating income of at least $50 million in 2012. As the Company did not achieve pre-tax operating income of at least $50 million in 2012 such performance condition was not met and the discretionary RSU award was forfeited as of December 31, 2012.

In connection with the execution of the Merger Agreement between the Company and GETCO on December 19, 2012, the Company, with the knowledge and consent of GETCO, entered into a letter agreement (the “Letter Agreement”) with Mr. Joyce to amend Mr. Joyce’s employment agreement with the Company, and the bonus opportunity formula agreed to in March 2009. The Letter Agreement provides for the extension of the term of the employment agreement with Mr. Joyce to expire on the earlier of (1) the closing of the merger with GETCO and (2) December 31, 2014; provided, however, that upon the closing of the merger with GETCO, Mr. Joyce will be entitled to a lump sum cash retention payment of $7.5 million in lieu of his right to receive the severance payments and benefits he would otherwise be entitled to receive under his employment agreement in the event of a termination by the Company other than for “cause” or a resignation by Mr. Joyce for “good reason.” Upon the completion of the Mergers, the employment agreement will, except for certain provisions of the Letter Agreement that specifically survive, immediately terminate.

With respect to the other Named Executive Officers, in addition to the Section 162(m) pre-tax income goals established by the Compensation Committee, Mr. Joyce is actively involved, in consultation with the Compensation Committee, in the determination of broad performance objectives. Mr. Joyce meets with the Company’s executives to determine, and then set, broad performance objectives for the upcoming year based on the Company’s annual business plan and budget forecasts. The objectives chosen are a mix of qualitative and quantitative factors and often require subjective judgment to determine the level of achievement. Mr. Joyce reviews with the Compensation Committee these broad performance objectives and explains why these broad performance objectives were selected. At the end of the year, the Compensation Committee certifies that the Section 162(m) pre-tax income goals have been met and determines the maximum payout permitted based on the actual level of achievement of the pre-tax income goals. Mr. Joyce also informs the Compensation Committee as to his assessment regarding whether the broad performance objectives that were set have been met and the rationale for the proposed incentive compensation for each Named Executive Officer, which is based on a variety of factors (described below), including the attainment of the broad performance objectives. The overall incentive compensation for each executive is then recommended by Mr. Joyce to the Compensation Committee for approval.

For 2012, these broad performance objectives were:

a.	Achievement related to business objectives and initiatives;

b.	Overall performance of the relevant business unit or discipline, including performance versus budget and the market environment;

c.	Revenues for the business unit overseen;

d.	Pre-tax income and/or margins for the business unit overseen;

e.	Risk management;

f.	Achievement of compliance goals (regulatory, legal and financial);

g.	Customer satisfaction;

h.	Employee satisfaction;

i.	Expense management; and

j.	Management effectiveness.

For Mr. Bisgay, items (a), (b), (e), (f), (g), (h), (i) and (j) were applicable. For Messrs. Sohos, Lhota and Lyons, all of the items noted above were applicable. Item (a) objectives for Mr. Bisgay included the continued enhancement of the Company’s financial reporting infrastructure, particularly in regards to the reverse mortgage business of the Company, the bolstering of Treasury department activities, including enhancing the liquidity profile and overall liquidity management program within the Company, and the enhancement of the Company’s overall risk management infrastructure. For Mr. Sohos, item (a) objectives related to the electronic trading group’s continued ability to launch new products and expand into new markets and asset classes, in addition to the strengthening of existing and new client relationships. Messrs. Lhota and Lyons’ item (a) objectives related to continued improvement in the performance of the fixed income business, including reductions to the cost structure of the business, in addition to the strengthening of existing and new client relationships. For items (b), (c) and (d), 2012 performance was compared to 2011 results along with 2012 budgets and goals set with the Board of Directors in October 2011 at the Board’s annual strategy meeting, as subsequently revised, and with financial results and market conditions within the securities industry. For item (e), objectives were based on the establishment of effective risk management policies and procedures (Mr. Bisgay), in addition to effective monitoring of trading, liquidity and credit risk (all Named Executive Officers), all based on the evaluation of the Company’s internal risk committee. As to item (f), objectives included regulatory examination performance (including the amount of any regulatory fines) for the business unit or discipline the Named Executive Officers oversees and compliance with internal policies and procedures. Items (g) and (h) were assessed through both formal and informal surveys. As to item (i), objectives related to achievement of expense efficiencies, expense controls and expense rationalization. Item (j) objectives related to personnel development, resource allocation and retention of employees. As there were no specific “target” or “threshold” levels of achievement established for these objectives, the determination as to whether such achievement was met was made in the sole discretion of our Chief Executive Officer.

In addition to the broad-based performance objectives listed above, the Compensation Committee considered each Named Executive Officer’s efforts in assisting the Company during and after the August 1 Trading Loss. These efforts, under very challenging circumstances, included: (i) ensuring stability of the Company’s workforce; (ii) constant work to retain and/or re-engage customers of the Company who reduced or ceased business with the Company after the announcement of the August 1 Trading Loss; and (iii) ensuring the financial stability of the Company, including maintaining sufficient liquidity and the confidence of counterparties and creditors. As a result of the efforts of the Named Executive Officers and others within the organization, the Company was able to recover a substantial portion of its business following the August 1 Trading Loss, limit the amount of turnover in its workforce, and maintain financial stability. The Company also considered the Named Executive Officers’ work in maintaining the stability of the workforce and the business following the public headlines during the last few months of 2012 of a potential sale or business combination of the Company which created considerable uncertainty throughout the workforce around the future of the Company, and created additional challenges with certain customers and counterparties.

Each of the factors discussed above was considered in determining each executive’s 2012 compensation and none were dispositive. Accordingly, each Named Executive Officer’s incentive compensation for 2012 was determined using an approach that considered, in the context of a competitive marketplace, a variety of factors, including: (i) the performance of the Company and/or business unit the Named Executive Officer oversaw during 2012; (ii) the executive’s contribution to that performance, partly taking into account the Named Executive Officer’s attainment of the broad performance objectives, as determined in the sole discretion of our Chief Executive Officer; (iii) the performance of the executive during the extraordinary events that occurred in 2012; (iv) a comparison with pay levels of comparable positions in the marketplace; and (v) market conditions. Given the significance of factor (iii) to the Company’s overall business in 2012, it received more weighting than the other factors for 2012. For 2012, actual total compensation paid to Messrs. Bisgay, Sohos, Lhota, and Lyons was below the comparable pay levels determined from the Towers Watson comparative analysis that the Company strived to reach (as noted in subsection (iv) above and in the Compensation Approval Process section herein). Such 2012 incentive compensation was awarded as a mix of cash and RSUs in January 2013 generally in line with the mix described herein.

Long-Term Incentives

The Company believes that the most effective means to encourage long-term performance by our executive officers is to create an ownership culture. This philosophy is implemented through the granting of equity-based awards that vest based on continued employment. For the past few years, equity-based awards that vest based on continued employment have consisted of RSUs and/or stock options. The Company primarily uses RSUs as it believes they more accurately reflect the pattern of equity-based awards that prevail in its peer group and in the external market generally.

Annual grants of stock options and/or RSUs to our executive officers that are part of the executive’s annual incentive compensation are approved at a regularly scheduled meeting of the Compensation Committee held during January of each year, and the grant date is the last business day of January, the same day equity-based awards are made to all other eligible Company employees as part of their annual incentive compensation. The Compensation Committee may also make occasional grants during the year to executives, current employees and new employees and has delegated to the Company’s Chief Executive Officer the authority, subject to certain established limitations and ratification by the Compensation Committee, to make limited equity grants to current and new employees, other than executive officers, of the Company. These grants are typically associated with retention, promotion, acquisitions and hiring. No such grants were made to Named Executive Officers in 2012. The exercise price for stock option grants is typically the average of the high and low price of a share of the Common Stock as quoted on the NYSE on the date preceding the date of grant.

2012 and 2011 Compensation Awards

In January 2013 and January 2012, based primarily on the factors discussed above, the Compensation Committee approved the following annual incentive awards paid under the EIP (for 2011) and discretionary bonuses paid outside of the EIP (for 2012), to certain of the Named Executive Officers for their performance in fiscal years 2012 and 2011, respectively:

Name	Performance Year	Cash Award ($)	Value of RSU Awards ($) (1)	Total ($) (2)
Thomas M. Joyce (3)	2012	0	0	0
	2011	3,968,321	2,645,547	6,613,868

Steven Bisgay	2012	1,650,000	1,100,000	2,750,000
	2011	1,485,000	990,000	2,475,000

George Sohos (4)	2012	2,878,947	1,919,298	4,798,245
	2011	4,285,000	2,856,667	7,141,667

Alan Lhota	2012	721,630	481,087	1,202,716
	2011	500,000	571,561	1,071,561

Robert K. Lyons (5)	2012	780,385	520,257	1,300,641

(1)	The number of RSUs granted to each Named Executive Officer is determined by taking the aggregate value of the RSU award to the Named Executive Officer and dividing it by the average of the high and low price of a share of the Common Stock as quoted on the NYSE on the date preceding the date of grant.
(2)	Total excludes salaries, and in the case of Messrs. Lhota and Lyons, sales commissions for 2012 of $1,047,284 and $949,359, respectively, and for Mr. Lhota, sales commissions for 2011 of $1,956,105.
(3)	Includes a $1,000,000 discretionary award paid outside of the EIP to Mr. Joyce in January 2012 in consideration of his 2011 performance. The award consisted of $250,000 in cash and 57,252 RSUs with a grant date fair value of $750,000. Such award of RSUs was forfeited on December 31, 2012 as the applicable performance condition was not met.

(4)	Excludes a special April 2011 discretionary grant to Mr. Sohos of 250,000 RSUs with a grant date fair value of $3,292,500.
(5)	Mr. Lyons first became a Named Executive Officer because of his compensation in 2012 and, as such, only compensation information for the 2012 performance year is provided.

The value of equity awards in the above table differs from the value of equity awards disclosed in the Summary Compensation Table, as the Summary Compensation Table, prepared in accordance with SEC regulations, reports the grant date fair value of equity awards that were granted at any time during each fiscal year computed in accordance with FASB ASC Topic 718. For 2012, the Summary Compensation Table reflects RSU grants that were made in 2012 in respect of 2011 performance. The Summary Compensation Table does not reflect the value of the above RSU awards made by the Company to its Named Executive Officers in January 2013 in respect of 2012 performance as under current SEC regulations the fair value of such awards will be reported as 2013 compensation in next year’s Summary Compensation Table.

Employment Agreements

For many years, the Company has followed the practice of entering into a written employment agreement with its Chief Executive Officer. Consistent with this practice, the Company entered into an employment agreement with Mr. Joyce in December 2008 (as amended, the “Current Agreement”), under which Mr. Joyce continued to be employed by the Company as its Chief Executive Officer and continued to serve as Chairman of the Board. The Current Agreement became effective as of December 31, 2008 and, as amended by the Letter Agreement, continues through the earlier of (i) the consummation of the transactions contemplated by the GETCO merger agreement and (ii) December 31, 2014. In negotiating the terms of the Current Agreement, the Compensation Committee considered Mr. Joyce’s experience, his performance with the Company since he became the Chief Executive Officer, his prior compensation, and, with assistance from Deloitte, its independent compensation consultant, the prevailing market practice with respect to CEO compensation.

In connection with the execution of the Merger Agreement between the Company and GETCO on December 19, 2012, the Company entered into a Letter Agreement with Mr. Joyce to amend the Current Agreement, and the bonus opportunity formula agreed to in March 2009. The Letter Agreement extends the end of the term of the Current Agreement until the earlier of (i) the consummation of the transactions contemplated by the GETCO merger agreement and (ii) December 31, 2014 (it was set to expire on December 31, 2012) and it provides that upon the closing of the merger with GETCO, Mr. Joyce will be entitled to a lump sum cash retention payment of $7.5 million in lieu of his right to receive the severance payments and benefits he would otherwise be entitled to receive under his Current Agreement in the event of a termination by the Company other than for “cause” or a resignation by Mr. Joyce for “good reason.” Upon the completion of the Mergers, the Current Agreement will, except for certain provisions of the Current Agreement that specifically survive, immediately terminate. For a description of the Current Agreement and the Letter Agreement, see the heading entitled “Employment Agreement with Mr. Joyce” herein.

No other Named Executive Officer of the Company had an employment agreement with the Company as of December 31, 2012.

Perquisites and Other Benefits

Generally, the Company does not believe it is necessary for the attraction or retention of management talent to provide our executives with a substantial amount of compensation in the form of perquisites. Accordingly, we do not have a formal perquisite policy, although the Compensation Committee periodically reviews perquisites for our Named Executive Officers. In 2012, pursuant to the terms of the previously executed Current Agreement, the Company provided Mr. Joyce with a vehicle and driver and/or a third party car service for commuting to and from the Company’s various office locations and reimbursed Mr. Joyce for the associated payment of taxes related to such perquisite. The Company also reimbursed Mr. Joyce for a golf club membership in 2012, which was used primarily for business purposes. No material perquisites were provided to any of the other Named Executive Officers.

The Company also maintains employee benefit programs for our executives and other employees. Our Named Executive Officers generally participate in our employee health and welfare benefits on the same basis as all employees. In addition to these generally available benefits, our Named Executive Officers are eligible to participate in nonqualified deferred compensation plans which are intended to provide a vehicle to defer compensation in excess of the amounts that are legally permitted to be deferred under the Company’s tax-qualified 401(k) savings plan and to provide a vehicle to defer annual cash bonus payments (subject to minimum and maximum deferral limitations). Mr. Joyce was the only Named Executive Officer to defer compensation in 2012.

Tax Deductibility under Section 162(m) and Accounting Considerations

Under Section 162(m), the Company may not be able to deduct certain forms of compensation in excess of $1 million paid to any of the Named Executive Officers (other than the Chief Financial Officer) that are employed by the Company at year-end. Compensation which is “performance-based” is not subject to this statutory maximum on deductibility. The Compensation Committee believes that it is generally in the Company’s best interests to satisfy the requirements for deductibility under Section 162(m). However, notwithstanding this general policy, the Compensation Committee also believes there may be circumstances in which the Company’s interests are best served by maintaining flexibility in the way compensation is provided, whether or not compensation is fully deductible under Section 162(m). For the 2012 performance year, due to the August 1 Trading Loss and other unprecedented events of 2012, none of the performance criteria set for each Named Executive Officer were achieved. As such, for the 2012 performance year no awards were made pursuant to the EIP. All incentive awards granted to the Named Executive Officers with respect to 2012 were made outside of the EIP and the Company may not be entitled to a tax deduction for such awards to the extent that they result in 2012 compensation for any Named Executive Officer in excess of $1 million. Compensation that was paid in the form of commissions as well as all compensation that was awarded to the Chief Financial Officer, however, is expected to be fully deductible for tax purposes. Given the significance of each Named Executive Officer’s work related to the retention of the Company’s employees and clients and ensuring the Company’s financial stability during and following the August 1 Trading Loss and throughout the process that led to the Merger Agreement with GETCO, the Compensation Committee determined that such compensation to the Named Executive Officers for 2012 be paid outside of the EIP as it was appropriate and in the best interests of the Company.

In making decisions about executive compensation, the Company also considers how various elements of compensation will affect our financial reporting, including the impact of FASB Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” for awards of equity instruments.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee, comprised of independent Directors, reviewed and discussed the above CD&A with the Company’s management. Based on the review and its discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Form 10-K/A.

Compensation Committee

Laurie M. Shahon, Chairperson

William L. Bolster

James T. Milde

Christopher C. Quick

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS

The following table sets forth information regarding compensation paid for the fiscal years ended December 31, 2012, 2011 and 2010, respectively, for the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s three other most highly paid executive officers (the “Named Executive Officers”):

Summary Compensation Table

For Fiscal Years Ended December 31, 2012, 2011 and 2010

Name and Principal Position	Year		Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Thomas M. Joyce	2012	(6)	750,000	250,000	2,645,547	-	-	102,650	3,748,197
Chairman of the Board and Chief Executive Officer (7)(8)	2011		750,000	-	1,799,593	-	3,718,321	101,995	6,369,909
	2010		750,000	-	2,620,516	-	2,699,390	96,872	6,166,778
Steven Bisgay	2012		500,000	-	990,000	-	-	8,000	1,498,000
Executive Vice President, Chief Financial Officer, and Chief Operating Officer	2011		375,000	-	991,000	-	1,485,000	8,000	2,859,000
	2010		250,000	-	780,000	-	1,259,000	8,000	2,297,000

George Sohos	2012		500,000	-	2,856,667	-	-	8,000	3,364,667
Senior Managing Director, Head of Market Making	2011	(9)	358,333	-	4,388,112	-	4,285,000	8,000	9,039,445
	2010	(10)	-	-	-	-	-	-	-
Alan Lhota	2012	(11)	1,547,284	-	571,561	-	-	8,000	2,126,845
Senior Managing Director, Co-Head of Institutional Fixed Income	2011	(11)	2,156,105	-	200,000	-	500,000	8,000	2,864,105
	2010	(10)	-	-	-	-	-	-	-
Robert K. Lyons	2012	(12)	1,449,359	-	730,587	-	-	8,000	2,187,946
Senior Managing Director, Co-Head of Institutional Fixed Income	2011	(10)	-	-	-	-	-	-	-
	2010	(10)	-	-	-	-	-	-	-

(1)	Represents cash paid outside of the Company’s EIP to Mr. Joyce in January 2012 in respect of fiscal year 2011 performance.
(2)	Represents the aggregate grant date fair value of RSUs, computed in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.
(3)	Except as noted in Footnote 9 below, RSUs generally vest in equal installments on each of the first three anniversaries of the grant date, subject to acceleration upon a change-in-control.
(4)	Represents cash earned for fiscal years 2011 and 2010, respectively, by the Named Executive Officers under the Company’s EIP. Subject to voluntary deferrals, the amounts were paid in January 2012 and 2011, respectively. The Company sponsors a voluntary deferred compensation plan, under which certain senior employees can voluntarily elect to defer receipt of all or a portion of their cash bonus. Mr. Joyce elected to defer $500,000 of his cash award for fiscal year 2011 which is included in the above table.
(5)	All other compensation includes an $8,000 matching contribution in the applicable year with respect to each Named Executive Officer’s participation in the Company’s tax qualified 401(k) savings plan.
(6)	2012 amounts include a $1,000,000 discretionary award paid to Mr. Joyce in January 2012, outside of the EIP. The award consisted of $250,000 in cash and 57,252 RSUs with a grant date fair value of $750,000. As the Company did not achieve pre-tax operating income of at least $50 million in 2012 such performance condition was not met and the RSU award was forfeited as of December 31, 2012.
(7)	In addition to Footnote (5), all other compensation for Mr. Joyce in 2012, 2011 and 2010 consists of $63,486, $62,829 and $58,368, respectively, related to providing a vehicle and driver and/or a third party car service for Mr. Joyce’s commute to, and from, the Company’s various office locations, tax reimbursements of $31,985, $30,686 and $30,024, respectively, related to such perquisite and a Company paid gym membership of $480 in 2011 and 2010. The compensation value attributed to providing a vehicle and driver to Mr. Joyce equals the estimated incremental cost to the Company of the Company employed driver’s time relating to Mr. Joyce’s commute as well as the incremental cost to the Company of the additional operating expenses associated with the Company owned vehicle used for such commute. Also included in the compensation value is the actual cost to the Company of third party car services in cases where such car services are provided for Mr. Joyce’s commute. The amount of the tax reimbursement is the amount of compensation paid to Mr. Joyce to reimburse him for his tax liability on the value of this perquisite. All of the above items were contractually agreed to pursuant to the previously executed Current Agreement.
(8)	The Company reimbursed Mr. Joyce for a golf club membership, which was used primarily for business purposes, in 2012, 2011 and 2010. Although Mr. Joyce is not restricted to using this membership solely for business purposes, during 2012, 2011 and 2010 this membership was used primarily for business purposes and therefore there was no incremental cost to the Company.
(9)

Mr. Sohos’ 2011 stock award comprises RSUs with a grant date fair value of $1,095,612 which were granted in January 2011 with respect to his 2010 compensation, and a special grant of 250,000 RSUs with a grant date fair value of $3,292,500 which were granted on April 13, 2011 and were subject to forfeiture in the event the Company did not achieve pre-tax income for 2011 of at least $50 million. As the Company achieved pre-tax income in 2011 of at least $50 million, the special RSU grant will vest on April 13, 2014.
(10)	Messrs. Sohos and Lhota first became Named Executive Officers because of their compensation in 2011 and, in accordance with SEC regulations, only compensation information for 2012 and 2011 is provided in the Summary Compensation Table. Mr. Lyons first became a Named Executive Officer because of his compensation in 2012 and, in accordance with SEC regulations, only compensation information for 2012 is provided in the Summary Compensation Table.
(11)	Mr. Lhota’s 2012 salary comprises base salary of $500,000 and sales commissions of $1,047,284 earned during 2012. Mr. Lhota’s 2011 salary comprises base salary of $200,000 and sales commissions of $1,956,105 earned during 2011.
(12)	Mr. Lyons’s 2012 salary comprises base salary of $500,000 and sales commissions of $949,359 earned during 2012.

The following table provides information on equity and non-equity awards granted in 2012 to each of the Company’s Named Executive Officers. There can be no assurance that all of the amounts disclosed below will vest because certain of the awards are subject to vesting conditions (performance based and/or service based).

Grants of Plan-Based Awards

For Fiscal Year Ended December 31, 2012

Name	Grant Date		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)		Grant Date Fair Value of Stock and Option Awards ($)
			Threshhold ($)	Target ($)	Maximum ($)
Thomas M. Joyce	1/1/2012		3,000,000	(2)	15,000,000	-		-
	1/31/2012		-	-	-	201,951	(3)	3,395,547

Steven Bisgay	1/1/2012	(4)	-	1,750,000	-	-		-
	1/31/2012		-	-	-	75,573		990,000

George Sohos	1/1/2012	(4)	-	3,000,000	-	-		-
	1/31/2012		-	-	-	218,067		2,856,667

Alan Lhota	1/1/2012	(4)	-	750,000	-	-		-
	1/31/2012		-	-	-	43,631		571,561

Robert K. Lyons	1/1/2012	(4)	-	800,000	-	55,770		730,587
	1/31/2012		-	-	-	-		-

(1)	Represents RSU awards granted pursuant to the 2010 Equity Incentive Plan during 2012 but which were awarded with respect to the Named Executive Officer’s performance during 2011. Except as noted in Footnote (3) below, these RSU awards generally vest in three equal installments on January 31, 2013, 2014 and 2015.
(2)	Mr. Joyce’s 2012 annual incentive opportunity was conditioned upon the achievement of certain 2011 consolidated pre-tax operating income targets of the Company as follows: (i) pre-tax operating income less than $0, no incentive bonus or (ii) pre-tax operating income in excess of $0, incentive bonus equal to the greater of (a) 3% of the first $350 million of pre-tax operating income plus 1.5% of pre-tax operating income in excess of $350 million, and (b) $3 million.
(3)	Of this amount, 57,252 RSUs were subject to forfeiture in the event the Company did not achieve pre-tax operating income of at least $50 million in 2012. As the Company did not achieve pre-tax operating income of at least $50 million in 2012 such performance condition was not met and the RSU award for 57,252 RSUs was forfeited as of December 31, 2012.
(4)	Target incentive awards were not established for 2012. In accordance with SEC disclosure rules, the amounts disclosed in this table are representative of estimated value of the cash awards granted to these Named Executive Officers for 2012. Actual awards earned in 2012 are disclosed in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Employment Agreements with Named Executive Officers

Employment Agreement with Mr. Joyce

In December 2008, the Company entered into the Current Agreement with Mr. Joyce under which Mr. Joyce will continue to be employed by the Company as its Chief Executive Officer and continue to serve as Chairman of the Board until, as amended by the Letter Agreement (described herein), the earlier of (i) the consummation of the transactions contemplated by the GETCO merger agreement and (ii) December 31, 2014. The Investment would have constituted a “change-in- control” for purposes of the Current Agreement, which would have automatically extended the term of the Current Agreement through the second anniversary of the change-in-control; however, Mr. Joyce waived the change-in-control provisions in the Current Agreement solely related to the Investment on August 16, 2012.

Pursuant to the terms of the Current Agreement, Mr. Joyce will receive an annual base salary of $750,000. Mr. Joyce will also be eligible for an annual bonus based on the achievement of performance targets and other terms and conditions established by the Compensation Committee (the “Annual Bonus”). Prior to its amendment in March 2009, the Current Agreement provided that for the 2010 calendar year the Annual Bonus could be no greater than $10 million, and for each of the 2011 and 2012 calendar years the Annual Bonus could be no greater than $11 million. These caps were changed in March 2009 to reflect the $15 million cap under the Company’s 2009 Executive Incentive Plan and otherwise as part of the changes made to Mr. Joyce’s bonus opportunity formula for 2010 through 2012. The Annual Bonus will be payable sixty percent (60%) in cash and forty percent (40%) in restricted stock or RSUs. The portion of the Annual Bonus that is paid in, or based on, Company shares will vest ratably over a three-year period, subject to accelerated vesting and distribution upon certain specified terminations of employment. Under certain circumstances, the Current Agreement allows the Company to demand repayment of an annual bonus that was paid or awarded to Mr. Joyce based on a calculation of the measure on which the bonus was based that is later determined to have been overstated. Mr. Joyce may also receive payments in addition to those earned pursuant to the EIP. For example, as previously discussed, the Compensation Committee decided to award Mr. Joyce additional incentive compensation in January 2012 of $1,000,000 related to 2011 performance. Such award was payable $250,000 in cash and $750,000 in RSUs (resulting in the issuance of 57,252 RSUs). The RSU award was to vest ratably over three years, and was subject to forfeiture in the event the Company did not achieve pre-tax operating income of at least $50 million in 2012. As the Company did not achieve pre-tax operating income of at least $50 million in 2012 such performance condition was not met and the RSU award was forfeited as of December 31, 2012.

In addition, the Current Agreement provided for equity awards pursuant to the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) in the form of RSUs for a total of 1.5 million shares (collectively, the “Incentive Award”). The first 500,000 shares of the Incentive Award (the “First Tranche”) vested in four equal installments on December 31, 2009, 2010, 2011 and 2012, respectively, upon a performance condition having been met. The second 500,000 shares of the Incentive Award (the “Second Tranche”) generally provided for vesting upon the Company’s per share price closing at or above $25 per share for ten consecutive trading days or 15 trading days during any 20-day trading period, provided that if such condition was not met by December 31, 2012, the Second Tranche would be forfeited. The third 500,000 shares of the Incentive Award (the “Third Tranche”) generally provided for vesting upon the Company’s per share price closing at or above $30 per share for ten consecutive trading days or 15 trading days during any 20-day trading period, provided that if such condition was not met by December 31, 2012, the Third Tranche would be forfeited. Under certain circumstances (including, with respect to the Second and Third Tranche, a requirement that the performance conditions are met), the Incentive Awards will vest on a change-in-control of the Company. As the Company’s share price did not reach the required levels during the performance condition period, the Second Tranche and Third Tranche were each forfeited on December 31, 2012.

Pursuant to the Current Agreement, Mr. Joyce agreed not to sell, pledge, encumber or otherwise transfer 80% of the aggregate number of vested shares originally subject to the Incentive Award that remain after satisfaction of tax withholding obligations until December 31, 2012.

Under the Current Agreement, Mr. Joyce also is generally eligible to receive retirement benefits, fringe benefits and insurance coverage that are no less favorable than those generally made available to other senior executives of the Company. Mr. Joyce will also be entitled to a car and driver for his daily commute between his home and the Company’s various office locations plus a tax gross-up attributable thereto, and reimbursement of his annual dues for a golf club membership.

The severance payments and benefits that Mr. Joyce is entitled to receive upon certain terminations of his employment are set forth herein, under the heading “Termination and Change in Control Agreements”.

In connection with its entry into the Merger Agreement with GETCO, the Company and Mr. Joyce executed the Letter Agreement on December 19, 2012, which amended the Current Agreement. The Letter Agreement extends the end of the term of the Current Agreement until the earlier of (i) the consummation of the transactions contemplated by the GETCO Merger Agreement and (ii) December 31, 2014 (the Current Agreement was set to expire on December 31, 2012) and it entitles Mr. Joyce to a $7,500,000 retention payment upon the consummation of the Mergers in lieu of his right to receive the severance payments and benefits to which he would otherwise be entitled under the Current Agreement in the event of a termination by the Company other than for “cause” or a resignation by Mr. Joyce for “good reason.”

Employment Agreements with Other Named Executive Officers

The Company was not a party to individual employment agreements with any currently employed Named Executive Officer other than Mr. Joyce as of December 31, 2012.

Equity Plans and Agreements

Until May 2010, equity awards to the Named Executive Officers were historically made under the following Company equity plans: the Knight Capital Group, Inc. 1998 Long-Term Incentive Plan (the “1998 Plan”), the Knight Capital Group, Inc. 2003 Equity Incentive Plan (the “2003 Plan”) and the 2006 Plan (collectively, the “Historical Stock Plans”). At the Company’s 2010 Annual Meeting of Stockholders, the Company’s stockholders approved the Knight Capital Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”, collectively with the Historical Stock Plans and the Amended 2010 Plan (defined below), the “Stock Plans”). As a result of the establishment of the 2010 Plan, the 2010 Plan replaced the Historical Stock Plans for future equity grants and no additional grants will be made under the Historical Stock Plans (but the terms and conditions of any outstanding equity grants under the Historical Stock Plans were not affected).

As discussed above, the Investment significantly reduced the retentive value of the outstanding employee equity awards. Therefore, at a special meeting of the Company’s stockholders on December 27, 2012, the Company sought approval of, and the Company’s stockholders approved, the Amended and Restated 2010 Equity Incentive Plan (the “Amended 2010 Plan”) to increase the number of shares authorized for grant under the 2010 Plan and amend certain provisions of the 2010 Plan to reflect current market practices. Key changes to the 2010 Plan that were adopted in the Amended 2010 Plan included: (i) an amendment to require a qualifying termination of employment before vesting provisions in new awards accelerate in the event of a change-in-control, also known as “double-trigger” accelerated vesting; (ii) an amendment to the modification provision to require stockholder approval before (x) SARs may be repriced, replaced, regranted through cancellation or modified if such change would reduce the exercise price for the shares underlying such SAR and (y) options or SARs may be exchanged for cash if such exchange would reduce the exercise price for the shares underlying such option or SAR; (iii) an amendment to limit the number of shares subject to awards granted to each non-employee member of the Company’s Board during any calendar year to 200,000; and (iv) an extension of the time after which no awards may be granted under the Amended 2010 Plan to ten years from the date the stockholders approved the Amended 2010 Plan.

The Stock Plans are administered by the Compensation Committee, and allow for the grant of options, stock appreciation rights (2006 Plan and Amended 2010 Plan only), restricted stock and RSUs (collectively, the “awards”), as defined by the Stock Plans. In addition to overall limitations on the aggregate number of awards that may be awarded under the Stock Plans, the Stock Plans limit the number of awards that may be granted to a single individual as well as limit the amount of options, stock appreciation rights (2006 Plan and Amended 2010 Plan only) or shares of restricted stock or RSUs that may be awarded. The Compensation Committee has delegated to Mr. Joyce the ability to make limited equity grants to new hires or employees, for promotions or retention purposes, except for grants to executive officers. Restricted share and RSU awards generally vest ratably over three years. The Company’s policy is to grant options for the purchase of shares of Common Stock at not less than fair market value, which the Stock Plans define as the average of the high and low sales price on the date prior to the grant date. Options generally vest ratably over a three-year or four-year period and expire on the fifth or tenth anniversary of the grant date, pursuant to the terms of the applicable option award agreement. The Company generally has the right to fully vest executives in their awards upon retirement (except for certain awards to Mr. Joyce) and in certain other circumstances. Generally, retirement is defined (effective March 31, 2009) as a voluntary termination of employment by an employee or a termination without cause by the Company of an employee’s employment (i) after no less than five full years of service as an employee of the Company (regardless whether such service is continuous), (ii) with the employee having achieved or exceeded 50 years of age at the time of departure, and (iii) with the employee entering into a two year non-compete agreement in a form acceptable to the Company. Pursuant to FASB ASC Topic 718, upon an executive becoming retirement-eligible, the expense associated with any unvested RSUs and options is accelerated so that such awards are fully expensed as of the date of the executive’s retirement eligibility. Under the retirement definition applicable to awards after March 31, 2009, none of the Named Executive Officers (except for certain awards to Mr. Joyce) currently satisfy the requirements of such definition. Unvested awards granted before September 1, 2010 are generally canceled if employment is terminated for any reason before the end of the relevant vesting period, except as discussed above and in the “Termination and Change in Control Agreements” section below. For annual incentive awards granted after September 1, 2010 and up to September 30, 2011, full vesting is given where an employee has been terminated without Cause by the Company. For all other awards granted after September 1, 2010 and up to September 30, 2011, unvested awards are generally canceled if employment is terminated for any reason before the end of the relevant vesting period, except as discussed above and in the “Termination and Change in Control Agreements” section below. Effective October 1, 2011, for all awards granted after such date, unless otherwise provided for in the applicable award agreement, full vesting will be given where an employee has been terminated without cause by the Company. The change to provide full vesting upon a termination without cause for all awards granted on or after October 1, 2011 (unless otherwise provided for in the applicable award agreement) was made to align the Company’s policy with that of industry practice.

The Investment triggered a “change-in-control” in certain of the Company’s outstanding equity awards under the 2006 Plan, 2003 Plan and 1998 Plan, which would have accelerated the vesting of such awards to certain Named Executive Officers. The affected Named Executive Officers (all Named Executive Officers other than Messrs. Lhota and Lyons) waived the change-in-control provisions in their equity awards in August 2012. Such awards vested in accordance with their terms in January 2013.

The following table shows the number of shares covered by exercisable and unexercisable options and unvested RSUs held by the Company’s Named Executive Officers at December 31, 2012.

Outstanding Equity Awards

At December 31, 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Thomas M. Joyce	92,810	(2)	-	14.59	12/31/2013	-		-
	220,820	(3)	-	17.97	1/31/2017	-		-
	-		-	-	-	55,143	(4)	193,552
	-		-	-	-	85,694	(5)	300,786
	-		-	-	-	144,699	(6)	507,893
	-		-	-	-	57,252	(7)	200,955

Steven Bisgay	45,000	(8)	-	10.24	11/10/2014	-		-
	-		-	-	-	16,414	(4)	57,613
	-		-	-	-	47,190	(5)	165,637
	-		-	-	-	75,573	(6)	265,261

George Sohos	18,333	(8)		10.24	11/10/2014	-		-
	25,000	(9)		7.90	8/15/2015	-		-
	-		-	-	-	21,043	(4)	73,861
	-		-	-	-	52,171	(5)	183,120
	-		-	-	-	218,067	(6)	765,415
	-		-	-	-	250,000	(10)	877,500

Alan Lhota	-		-	-	-	9,524	(5)	33,429
	-		-	-	-	43,631	(6)	153,145

Robert K. Lyons	-		-	-	-	2,189	(5)	7,683
	-		-	-	-	55,770	(6)	195,753

(1)	Market value amounts reflect a closing price per share of the Company’s Common Stock on December 31, 2012 of $3.51 as quoted on the NYSE.
(2)	Option became fully vested on December 31, 2006.
(3)	Option became fully vested on January 31, 2010.
(4)	RSU vested one-third on January 31, 2011, one-third on January 31, 2012 and one-third on January 31, 2013.
(5)	RSU vested one-third on January 31, 2012, one-third on January 31, 2013 and the remaining one-third will vest on January 31, 2014.
(6)	RSU vested one-third on January 31, 2013, and will vest one-third on January 31, 2014 and the remaining one-third will vest on January 31, 2015.
(7)	RSU was subject to forfeiture in the event the Company did not achieve pre-tax operating income of at least $50 million in 2012. As the Company did not achieve pre-tax operating income of at least $50 million in 2012 such performance condition was not met and the RSU was forfeited as of December 31, 2012.
(8)	Option became fully vested on November 10, 2007.
(9)	Option became fully vested on August 15, 2008.
(10)	As a result of the Company having earned pre-tax income in 2011 exceeding $50 million, the RSU will vest on April 13, 2014.

The table below shows the number of shares of Common Stock acquired during 2012 by the Named Executive Officers upon the exercise of options or through the vesting of RSUs.

Options Exercised and Stock Vested

For Fiscal Year Ended December 31, 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas M. Joyce (1)	-	-	308,350	2,832,635
Steven Bisgay (2)	-	-	50,961	666,060
George Sohos (3)	-	-	57,071	745,918
Alan Lhota (4)	-	-	4,762	62,239
Robert K. Lyons (5)	-	-	1,095	14,312

(1)	Comprises the following: 183,350 shares acquired having a fair market value of $13.07 on date of vesting and 125,000 shares acquired having a fair market value of $3.49 on date of vesting.
(2)	Comprises 50,961 shares acquired having a fair market value of $13.07 on date of vesting.
(3)	Comprises 57,071 shares acquired having a fair market value of $13.07 on date of vesting.
(4)	Comprises 4,762 shares acquired having a fair market value of $13.07 on date of vesting.
(5)	Comprises 1,095 shares acquired having a fair market value of $13.07 on date of vesting.

Pension Benefits

The Company does not have in place any defined benefit pension plans.

Non-Qualified Deferred Compensation

The following table shows the earnings and account balances for the Named Executive Officers in the Knight Vanguard Voluntary Deferred Compensation Plan (the “Deferral Program”). The Deferral Program is unfunded and unsecured. The Deferral Program allows participants who are senior officers (including all Named Executive Officers) to defer all or a portion of their cash compensation for a minimum of three years.

Non-Qualified Deferred Compensation

For Fiscal Year Ended December 31, 2012

Name	Executive Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Thomas M. Joyce (3)	500,000	3,628	177,776	500,181
Steven Bisgay	-	-	-	-
George Sohos	-	-	-	-
Steven J. Sadoff	-	-	-	-
Alan Lhota	-	-	-	-
Robert K. Lyons	-	-	-	-

(1)	Mr. Joyce elected to defer $500,000 of his fiscal 2011 year-end cash award, which would have otherwise been paid in January 2012.
(2)

Deferral accounts are credited with earnings based on an executive’s deemed investment in a fund or funds selected by the executive from a group of externally managed mutual funds (including equity and bond mutual funds) which mirror those available to all employees under our tax-qualified 401(k) savings plan. The executive’s contributions are credited to a book-keeping account for the executive, and the balance of this account is adjusted to reflect the gains or losses that would have been obtained if the contributions had actually been invested in the applicable externally managed mutual fund. There is no markup over the market rates of return that would have been obtained on investments in the externally managed institutional funds. Accordingly, the amount of earnings (loss) reflected in this column does not represent above-market or preferential earnings, and, therefore, these amounts have not been included in the Summary Compensation Table.
(3)	Mr. Joyce’s 2012 distribution represents the distribution of $178,720 contributed in 2010 relating to fiscal 2009 compensation, adjusted for losses thereon. Mr. Joyce’s December 31, 2012 balance comprises $500,000 contributed in 2012 relating to fiscal 2011 compensation, adjusted for earnings thereon. All previously deferred amounts were disclosed in the Summary Compensation Table for the applicable fiscal year.

Termination and Change in Control Agreements

As discussed above, the Company entered into the Letter Agreement with Mr. Joyce on December 19, 2012, which entitles Mr. Joyce to a $7,500,000 retention payment upon the consummation of the Mergers in lieu of his right to receive the severance payments and benefits to which he would otherwise be entitled under the Current Agreement in the event of a termination by the Company other than for “cause” or a resignation by Mr. Joyce for “good reason.” The severance payments and benefits under Mr. Joyce’s Current Agreement remain in effect until such retention payment is paid to Mr. Joyce.

The Company has not entered into change of control agreements with any of the other Named Executive Officers. However, equity awards to the Named Executive Officers, along with those to other Company employees, under the terms of the Stock Plans are generally subject to special provisions upon the occurrence of a defined “change-in-control” transaction. Under the Stock Plans (except for the Amended 2010 Plan as described below), upon a change-in-control: (i) any award carrying a right to exercise that was not previously exercisable and vested shall become fully exercisable and vested; and (ii) the restrictions, deferral limitations, payment conditions, and forfeiture conditions applicable to any other award granted under these plans shall lapse and such awards shall be deemed fully vested, and any performance conditions imposed with respect to awards shall be deemed to be fully achieved. On December 27, 2012, the Company’s stockholders approved the Amended 2010 Plan, which included, among other things, an amendment to require a qualifying termination of employment before vesting provisions in awards granted after such date accelerate in the event of a change-in-control, also known as “double-trigger” accelerated vesting.

As required by SEC rules, the following table was prepared as though a change-in-control occurred on December 31, 2012 using the share price of the Common Stock as of that day. There can be no assurance that a change-in-control would produce the same or similar results as those described if it occurred on any other date or at any other price. None of the below grants provide for “double-trigger” accelerated vesting upon a change-in-control.

Calculation of Potential Payments upon Change in Control

At December 31, 2012

Name	Number of shares whose vesting would be accelerated upon a change in control	Value of shares whose vesting would be accelerated upon a change in control ($) (1)	Number of options whose vesting would be accelerated upon a change in control	Value of options whose vesting would be accelerated upon a change in control ($)
Thomas M. Joyce	342,788	1,203,186	-	-
Steven Bisgay	139,177	488,511	-	-
George Sohos	541,281	1,899,896	-	-
Alan Lhota	53,155	186,574	-	-
Robert K. Lyons	57,959	203,436	-	-

(1)	Value of RSUs is calculated based upon the closing price of the Common Stock on December 31, 2012 of $3.51 per share as quoted on the NYSE.

Termination Payments

Under the Current Agreement, if Mr. Joyce’s employment is terminated by the Company other than for “cause” or other than by reason of his death or “disability,” or upon resignation by Mr. Joyce for “good reason,” in each case prior to the expiration of the Current Agreement, Mr. Joyce will be entitled to, among other things, (i) vesting, and, if applicable, delivery of the shares underlying any unvested shares granted to Mr. Joyce in connection with (A) his Annual Bonus award, and (B) awards granted in respect of annual bonuses for periods that commenced prior to the effective date of the Current Agreement, (ii) vesting and exercisability of any stock options granted in respect of annual bonuses for periods that commenced prior to the effective date of the Current Agreement, (iii) vesting, and, if applicable, exercisability or delivery of (A) the unvested portion of the First Tranche, and (B) any time-based awards granted to Mr. Joyce prior to the effective date of his Current Agreement, (iv) a cash payment equal to $5 million, (v) a pro-rata bonus for the year of termination determined based on actual performance of the Company (assuming termination on December 31, 2012, Mr. Joyce would not have been entitled to any pro-rata bonus on account of the Company’s performance in 2012), and (vi) reimbursement of certain premiums Mr. Joyce pays for continued health coverage for a period of one year, having a value of approximately $25,000. If, however, the GETCO Mergers had been consummated as of December 31, 2012, Mr. Joyce would have received the $7.5 million retention payment provided in the Letter Agreement on the closing of the Mergers and would not have been entitled to any payments upon a termination by the Company other than for “cause” or upon resignation by Mr. Joyce for “good reason.”

Since the Mergers were not consummated as of December 31, 2012, the aggregate amount Mr. Joyce would have been entitled to as a result of such a termination on such date was $6,228,186, which includes $1,203,186 with respect to the accelerated vesting of his equity awards, the $5,000,000 cash payment, $0 in respect of his 2012 Annual Bonus, and $25,000 for reimbursement of certain premiums for continued health coverage. Mr. Joyce’s right to such vesting, payment and benefits are generally conditioned upon his execution of a customary release of all claims against the Company and his agreement not to solicit or hire current or certain former employees of the Company for six months after his termination. “Good reason” is defined generally under the Current Agreement to include (i) the assignment of duties materially inconsistent with Mr. Joyce’s position or duties, (ii) a material diminution in the authorities, duties or responsibilities of Mr. Joyce, (iii) requiring Mr. Joyce to report to someone other than the Board of Directors, (iv) relocation increasing Mr. Joyce’s one-way commute by more than 30 miles, or (iv) any other action or inaction that constitutes a material breach by the Company of the Current Agreement or the performance targets and other terms or conditions established by the Compensation Committee with respect to the Annual Bonus. Certain notice and cure periods must be satisfied before Mr. Joyce would be able to resign for “good reason.” The severance payments and benefits under Mr. Joyce’s Current Agreement remain in effect until such retention payment is paid to Mr. Joyce.

In the event that any payment under the Current Agreement is subject to the excise tax for “parachute payments” under Section 280G of the Internal Revenue Code of 1986, the Company will indemnify Mr. Joyce on an after-tax basis for any such excise tax (including any interest or penalties incurred with respect to such excise tax), provided that the Company may reduce the applicable payment due to Mr. Joyce by up to 10% if such reduction will avoid the excise tax. If Mr. Joyce’s employment had been terminated as of December 31, 2012, the Company does not believe that any payments under the Current Agreement would have been subject to this excise tax, and, as such, the Company would have had no obligation to reimburse Mr. Joyce for any excise tax. If the GETCO Mergers are consummated, the Section 280G provision in the Current Agreement will no longer apply.

Each Named Executive Officer, other than Mr. Joyce, participates in the Company’s severance policy that it has established for all of its employees. The Company’s severance policy is formulaic, based on the employee’s title and length of service with the Company, but will not exceed a maximum of 26 weeks of severance. Severance amounts are calculated by using the employee’s base salary only and are made in exchange for a release of claims against the Company. Bonus compensation is generally not considered when determining severance amounts. Under the Company’s severance policy, if any of the Named Executive Officer’s employment, other than that of Mr. Joyce, was terminated as of December 31, 2012 in a manner which would have made such officer eligible for severance, such officer would have received the following severance amounts based on his base salary and years of service as of such date: Messrs. Bisgay and Sohos: $250,000; and Messrs. Lhota and Lyons: $115,385. The Company reserves the right to offer additional payments to terminated employees if it is determined to be in the Company’s best interests.

Unless otherwise determined by the Company and set forth in an equity grant agreement, outstanding equity awards generally vest upon death or disability. In addition, certain outstanding equity awards generally vest on retirement (see the heading “Equity Plans and Agreements” for the Company’s policy regarding retirement eligibility). No Named Executive Officer, except for Mr. Joyce in connection with certain awards, was retirement-eligible as of December 31, 2012. For RSUs granted as part of the equity component of the annual discretionary bonus awards after September 1, 2010, such equity awards will be given accelerated vesting upon a termination without cause by the Company. Equity awards granted in January 2012 to the Named Executive Officers related to the annual discretionary bonus award for the 2011 performance year provide for accelerated vesting in the event of a termination without cause by the Company. See the Outstanding Equity Awards table for a schedule of outstanding, unvested equity awards held by each of our Named Executive Officers. Except as provided herein, unvested equity awards are canceled if employment is terminated before the end of the relevant vesting period.

Other than in respect of accelerated vesting of equity awards as described above, none of the Named Executive Officers were entitled to any compensation or benefits on a voluntary termination of employment, death, or disability as of December 31, 2012 that is different than the compensation and benefits provided to Company employees generally.

Risk Assessment of Overall Compensation Program

The Company has reviewed its compensation policies as generally applicable to its employees and believes that they are not likely to have a material adverse effect on the Company. The design of the Company’s compensation policies and programs is intended to encourage its employees to remain focused on both the short-term and long-term goals of the Company. For example, while our cash awards measure performance both individually and company-wide on an annual basis, and do not have any associated restrictions after payment, our equity awards typically vest over a number of years. We believe this practice encourages our employees to focus on sustained stock price appreciation, thus limiting the potential detriment of excessive risk-taking.

COMPENSATION OF DIRECTORS

As a current officer of the Company, Mr. Joyce receives no remuneration for serving on the Board of Directors.

The Director compensation policy in effect for 2012 was as follows: Each of the independent Directors (or their designated representative) received an annual retainer fee of $50,000, except for the Lead Director who received $75,000. Each Director (or their designated representative) also received a meeting fee of $1,500 for Board of Directors meetings attended. In addition, Committee Chairpersons received: (i) $30,000 for the Chairperson of the Finance and Audit Committee; and (ii) $15,000 for the Chairperson of the Compensation Committee. Members of the Finance and Audit Committee and the Compensation Committee received an annual fee of $10,000 and $5,000, respectively, and meeting fees of $1,500 and $1,000, respectively. Risk Committee members received a meeting fee of $1,000 for the one meeting held in 2012. No fees were paid to the Chairperson of the NCGC, and no meeting fees were paid for the two NCGC meetings held in 2012 as they were held in conjunction with meetings of the Board of Directors (otherwise a fee of $1,000 per meeting attended would have been paid to the members). In the event that during the year a Director is elected to the Board, a Director announces his intent to retire and not seek re-election, or a Director is named a Chairperson of a Board committee, retainer and Chairperson fees are pro-rated. Effective April 8, 2013, the Board modified its Director compensation policy to provide for the payment of (i) an annual fee to the Risk Committee Chairperson of $30,000, (ii) an annual fee to members of the Risk Committee of $10,000, and (iii) meeting fees of $1,500.

Each newly elected independent Director is also granted RSUs valued at $100,000 on the date of grant, which grant will have four (4) year cliff-vesting. In addition, on the first business day following each annual meeting of our stockholders, each continuing independent Director, as part of his or her annual compensation, will be granted RSUs having a value of $80,000, which grant will have three (3) year cliff-vesting. The number of RSUs granted is determined by dividing the value of the award amount by the average of the high and low sales price of the Common Stock on the date prior to the grant date (as defined in the Stock Plans). Directors may elect to defer settlement of all or a portion of these RSUs which will convert into freely sellable shares when the Director retires from the Board of Directors.

Annual retainer and Committee Chairperson fees are paid on January 1st of each year (pro-rated for new or retiring directors or changes to a Committee Chairperson during the year). Each Director may elect to defer all or a portion of cash compensation from annual retainer fees into the Knight Vanguard Voluntary Deferred Compensation Plan. Any amounts deferred will be paid at the end of the elected deferral period plus or minus the return on the underlying plan assets. Directors may also elect to receive all or a portion of cash compensation from annual retainer fees in the form of vested RSUs and may defer settlement of all or a portion of such vested RSUs, which will convert into freely sellable shares when the Director retires from the Board of Directors.

In connection with the Investment and in accordance with the terms of the Purchase Agreement, the Company agreed to appoint three new members to the Board of Directors within one month following the Investment, including an individual selected by one of the Investors, Blackstone Capital Partners VI, L.P. (“Blackstone”), an individual selected by General Atlantic, which is an affiliate of an Investor, and an individual proposed by the Board and acceptable to one of the Investors, Jefferies & Company, Inc. (“Jefferies”). Blackstone selected Martin J. Brand as its representative to be appointed to the Board, General Atlantic selected Matthew Nimetz as its representative to be appointed to the Board, and the Company proposed, and Jefferies informed the Company that such proposal was acceptable to it, that Fredric J. Tomczyk be appointed to the Board. On August 27, 2012, the Board expanded the size of the Board by three members and appointed Messrs. Brand, Nimetz and Tomczyk to serve as directors of the Company, in each case effective immediately, until his respective successor is duly elected and qualified or until his earlier resignation, removal, death or incapacity. As a result of the conversion by Jefferies of all of its Preferred Stock into Common Stock on August 29, 2012 and the mandatory conversion of the remaining Preferred Stock into Common Stock on February 28, 2013, the above rights have been terminated and are no longer in effect; however, Messrs. Brand, Nimetz and Tomczyk remain on the Board. Director compensation related to Messrs. Brand’s and Tomczyk’s service on the Board are paid to Blackstone Management L.L.C. and TD Ameritrade Holding Corporation, respectively.

In addition to annual retainer fees and meeting fees, in 2012 each independent Director received, following the date of our 2012 Annual Meeting of Stockholders, RSUs having a value of $80,000, which grants have three (3) year cliff vesting. RSU awards to Directors fully vest upon termination of service. The number of RSUs granted was determined by dividing the value of the award amount by the average of the high and low sales price of the Common Stock on the date prior to the grant date.

All Directors are reimbursed for out-of-pocket expenses incurred in the performance of their services for the Company. The Company also extends coverage to Directors under the Company’s directors’ and officers’ indemnity insurance policies.

COMPENSATION OF DIRECTORS

As described more fully below, this chart summarizes the annual compensation for the Company’s non-employee Directors during 2012.

Director Compensation

For Fiscal Year Ended December 31, 2012

Name	Fees Earned or Paid in Cash ($) (1)(2)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)
William L. Bolster (5)	186,500	80,000	-	-	266,500
Martin J. Brand (6)(7)	38,350	100,000	-	-	138,350
James W. Lewis (8)	164,500	80,000	-	-	244,500
Thomas C. Lockburner (9)	42,915	-	-	-	42,915
James T. Milde (10)	137,500	80,000	-	-	217,500
Matthew Nimetz (6)(11)	28,850	100,000	-	-	128,850
Christopher C. Quick (12)	123,500	80,000	-	-	203,500
Daniel F. Schmitt (13)	115,303	100,000	-	-	215,303
Laurie M. Shahon (14)	162,500	80,000	-	-	242,500
Fredric J. Tomczyk (6)(15)	37,850	100,000	-	-	137,850

(1)	The term of office for Directors begins immediately following election at the Company’s annual meeting of stockholders (typically held in May) and ends upon the election of Directors at the next annual meeting of stockholders held the following year, which does not coincide with the Company’s fiscal year. Cash retainers and committee chair fees are awarded at the beginning of each fiscal year, which results in the payments covering periods of time that do not coincide with the term of office. All cash retainer and committee chairperson fee payments made during fiscal 2012 are reported in the table irrespective of the term of office to which the payment applies. In the event that during the year a Director is elected to the Board, a Director announces his intent to retire and not seek re-election, or a Director is named a Chairperson of a Board committee, retainer and Chairperson fees are pro-rated.
(2)	Meeting fees are determined based on the number of Board and committee meetings attended during each fiscal year. Meeting fees included in the table represent fees paid for meetings attended during fiscal 2012.
(3)	During 2012, each continuing Director (Messrs. Bolster, Lewis, Milde and Quick and Ms. Shahon) was granted an award of 6,173 RSUs with a grant date fair value of $80,000. Each RSU award will vest on May 10, 2015 and, unless deferred, will be settled on May 10, 2015 (or, if earlier, six months following the director’s separation from service for any reason). As these RSU awards are considered to be retirement eligible, in accordance with FASB ASC Topic 718 the full value of each RSU award was recognized as an expense upon grant.
(4)	There were no grants of options to, or forfeitures by, any of the Company’s Directors during 2012.
(5)	As of December 31, 2012, Mr. Bolster held options to acquire 60,000 shares of Common Stock, all of which were vested, and 17,668 unvested RSUs.
(6)	Messrs. Brand, Nimetz and Tomczyk were unanimously elected to the Company’s Board of Directors on August 27, 2012.
(7)	Director compensation related to Mr. Brand’s service on the Board is paid to Blackstone Management L.L.C. Upon Mr. Brand’s appointment to the Board on August 27, 2012, Blackstone Management L.L.C. received a grant of 35,461 RSUs having a grant date value of $100,000. This RSU award will vest on August 27, 2016.
(8)	As of December 31, 2012, Mr. Lewis held 23,907 unvested RSUs.
(9)	Mr. Lockburner retired from the Board on May 9, 2012. At the time of his retirement, Mr. Lockburner held options to acquire 80,000 options and 36,656 RSUs. Pursuant to the terms of the RSUs, and previous deferral elections made by Mr. Lockburner, settlement of such RSUs was made six months following his retirement from the Board.

(10)	As of December 31, 2012, Mr. Milde held options to acquire 50,000 shares of Common Stock, all of which were vested, and 17,668 unvested RSUs.
(11)	Mr. Nimetz was appointed to the Board by General Atlantic. Upon his appointment to the Board on August 27, 2012, Mr. Nimetz received a grant of 35,461 RSUs having a grant date value of $100,000. This RSU award will vest on August 27, 2016 and, unless deferred, will settle on August 27, 2016 (or, if earlier, six months following his separation from service for any reason). As this RSU award is considered to be retirement eligible, in accordance with FASB ASC Topic 718 the full value of this RSU award was recognized as an expense upon grant.
(12)	As of December 31, 2012, Mr. Quick held 23,907 unvested RSUs.
(13)	Mr. Schmitt was unanimously elected to the Company’s Board of Directors on May 9, 2012. Upon his election as a Director of the Company, he received a grant of 7,771 RSUs having a grant date value of $100,000. This RSU award will vest on May 9, 2016 and, unless deferred, will settle on May 9, 2016 (or, if earlier, six months following his separation from service for any reason). As this RSU award is considered to be retirement eligible, in accordance with FASB ASC Topic 718 the full value of this RSU award was recognized as an expense upon grant. As of December 31, 2012, Mr. Schmitt held 7,771 unvested RSUs.
(14)	As of December 31, 2012, Ms. Shahon held options to acquire 35,000 shares of Common Stock, all of which were vested, and 26,853 unvested RSUs.
(15)	Director compensation related to Mr. Tomczyk’s service on the Board is paid to TD Ameritrade Holding Corporation. Upon Mr. Tomczyk’s appointment to the Board on August 27, 2012, TD Ameritrade Holding Corporation received a grant of 35,461 RSUs having a grant date value of $100,000. This RSU award will vest on August 27, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Please see Item 5. Market For Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities for information regarding securities authorized for issuance under equity compensation plans.

Security Ownership of Certain Beneficial Holders

The following table sets forth, as of April 1, 2013, certain information regarding the beneficial ownership of Common Stock by: (i) each of the Company’s Named Executive Officers; (ii) each Director; (iii) each person who is known to the Company to own beneficially more than 5% of the Common Stock; and (iv) all current Named Executive Officers and Directors of the Company as a group. As of April 1, 2013 there were 334 holders of record of Common Stock and approximately 27,000 beneficial holders of our Common Stock.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Of Shares Beneficially Owned (3)
Thomas M. Joyce (4)	1,676,516	*	%
Steven Bisgay (5)	193,979	*
George Sohos (6)	43,333	*
Alan Lhota (7)	15,506	*
Robert K. Lyons (8)	13,773	*
William L. Bolster (9)	74,463	*
Martin J. Brand (10)	-	*
James W. Lewis (11)	28,782	*
James T. Milde (12)	69,463	*
Matthew Nimetz (13)	-	*
Christopher C. Quick (14)	41,282	*
Laurie M. Shahon (15)	54,463	*
Daniel F. Schmitt	-	*
Fredric J. Tomczyk (16)	-	*
Jefferies & Company, Inc. (17)	81,262,363	22.69
Blackstone Capital Partners VI L.P. (18)	56,875,362	15.88
GETCO Holding Company, LLC (19)	56,876,424	15.88
TD Ameritrade Holding Corporation (20)	26,000,013	7.26
Stephens KCG LLC (21)	19,500,009	5.44
Stifel Financial Corp. (22)	13,479,340	3.76
All Named Executive Officers, Directors and Nominees as a group (14 persons)	2,211,560	*	%

*	Represents less than 1% of shares beneficially owned.
(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Knight Capital Group, Inc., 545 Washington Boulevard, Jersey City, New Jersey 07310. Certain information contained in this table has been compiled on the basis of public filings made by the beneficial owners named herein or their affiliates, including filings made on Schedule 13D or amendments thereto, as well as information provided to the Company by such beneficial owners prior to the date of this Form 10-K/A.
(2)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person owns or has the right to acquire within 60 days from the date of this table. As a result, we have included in the “Number of Shares Beneficially Owned” column, shares of Common Stock underlying fully-vested stock options, as well as those stock options that are scheduled to vest within 60 days from the date of this table. In addition, we have included in the “Number of Shares Beneficially Owned” column, all RSUs that will, or may be, settled in shares of Common Stock within 60 days.
(3)	For purposes of computing the “Percentage of Shares Beneficially Owned” column, any shares which a person does not currently own but has the right to acquire within 60 days from the date of this table are deemed to be outstanding for the purpose of computing the percentage ownership of such person.

(4)	Consists of 1,328,191 unrestricted shares held by Mr. Joyce individually, 34,695 unrestricted shares held in a trust for the benefit of Mr. Joyce’s children for which Mr. Joyce has no voting and dispositive power and 313,630 shares issuable upon the exercise of options that are exercisable within 60 days from April 1, 2013.
(5)	Consists of 148,979 unrestricted shares held by Mr. Bisgay individually and 45,000 shares issuable upon the exercise of options that are exercisable within 60 days from April 1, 2013.
(6)	Consists of 43,333 shares issuable upon the exercise of options that are exercisable within 60 days from April 1, 2013.
(7)	Consists of 15,506 unrestricted shares held by Mr. Lhota individually.
(8)	Consists of 13,773 unrestricted shares held by Mr. Lyons individually.
(9)	Consists of 9,185 unrestricted shares held by Mr. Bolster individually, 5,278 RSUs held by Mr. Bolster individually to be settled within 60 days from April 1, 2013 and 60,000 shares issuable upon the exercise of options that are exercisable within 60 days from April 1, 2013.
(10)	Does not include shares of Common Stock held by investment funds affiliated with The Blackstone Group. Mr. Brand is a Managing Director of The Blackstone Group. Mr. Brand disclaims beneficial ownership of the shares held by investment funds affiliated with The Blackstone Group.
(11)	Consists of 18,504 unrestricted shares held by Mr. Lewis individually, 5,000 unrestricted shares held by a foundation for which Mr. Lewis is a Trustee and 5,278 RSUs held by Mr. Lewis individually to be settled within 60 days from April 1, 2013.
(12)	Consists of 14,185 unrestricted shares held by Mr. Milde individually, 5,278 RSUs held by Mr. Milde individually to be settled within 60 days from April 1, 2013 and 50,000 shares issuable upon the exercise of options that are exercisable within 60 days from April 1, 2013.
(13)	Mr. Nimetz is a representative of GA-GTCO, which is an affiliate of GETCO. GETCO holds more than 5% of the Company’s Common Stock. Mr. Nimetz has no ownership of any securities owned by GETCO or its affiliates.
(14)	Consists of 36,004 unrestricted shares held by Mr. Quick individually and 5,278 RSUs held by Mr. Quick individually to be settled within 60 days from April 1, 2013.
(15)	Consists of 14,185 unrestricted shares held by Ms. Shahon individually, 5,278 RSUs held by Ms. Shahon individually to be settled within 60 days from April 1, 2013 and 35,000 shares issuable upon the exercise of options that are exercisable within 60 days from April 1, 2013.
(16)	Mr. Tomczyk is the President and Chief Executive Officer of TD Ameritrade Holding Corporation, which is a holder of more than 5% of the Company’s Common Stock. Mr. Tomczyk disclaims ownership of any securities owned by this entity.
(17)	Includes 65,012,355 shares of Common Stock held by Jefferies & Company, Inc. and 16,250,008 shares of Common Stock held by Jefferies High Yield Trading Inc. The address of the principal office of each of Jefferies Group, Inc. and Jefferies & Company, Inc. is 520 Madison Avenue, New York, New York 10022. The address of the principal business office of Jefferies High Yield Holdings, LLC and Jefferies High Yield Trading, LLC is The Metro Center, One Station Place, Three North, Stamford, Connecticut 06902.
(18)

56,502,695 shares of Common Stock are directly held by Blackstone Capital Partners VI L.P., 28,667 shares of Common Stock are directly held by Blackstone Family Investment Partnership VI L.P. and 344,000 shares of Common Stock are directly held by Blackstone Family Investment Partnership VI ESC L.P. (collectively, with Blackstone Capital Partners VI L.P. and Blackstone Family Investment Partnership VI L.P., the “Blackstone Funds”). Blackstone Management Associates VI L.L.C. is the general partner of Blackstone Capital Partners VI L.P. BMA VI L.L.C. is the sole member of Blackstone Management Associates VI L.L.C. BCP VI Side-By-Side GP L.L.C. is the general partner of Blackstone Family Investment Partnership VI L.P. and Blackstone Family Investment Partnership VI ESC L.P. Blackstone Holdings III L.P. is the managing member and the owner of a majority in interest of BMA VI L.L.C. and the sole member of BCP VI Side-By-Side GP L.L.C. Blackstone Holdings III GP L.P. is the general partner of Blackstone Holdings III L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone

Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the shares beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such shares of the Company’s Common Stock. The address of the principal office of each of the Blackstone entities and Mr. Schwarzman is c/o The Blackstone Group, 345 Park Avenue, New York, New York 10154. The above information does not include 35,461 restricted stock units granted to Blackstone Management L.L.C. in connection with Mr. Brand’s service as a director on the Board.
(19)	GETCO Holding Company, LLC may be deemed to beneficially own (i) 56,875,362 shares of Common Stock held by GETCO Strategic Investments, LLC, a wholly owned subsidiary, and (ii) 56,876,424 shares of Common Stock, including 56,875,362 shares of Common Stock held by GETCO Strategic Investments, LLC and 1,067 shares of Common Stock owned by another wholly owned subsidiary. As a result of the voting agreement between GETCO and TD Ameritrade, GETCO Holding Company, LLC may also be deemed to have shared voting power and shared dispositive power with respect to the 26,000,013 shares of Common Stock owned by TD Ameritrade, subject to the conditions and limitations of the voting agreement, and thus, for the purpose of Rule 13d-3 promulgated under the Exchange Act. To the extent GETCO may be deemed to have beneficial ownership over such shares as a result of such voting agreement, pursuant to Rule 13d-4, such beneficial ownership is expressly disclaimed. The address of the principal office of each of GETCO Holding Company, LLC and GETCO Strategic Investments, LLC is 350 North Orleans Street, 3rd Floor South, Chicago, Illinois 60654.
(20)	The address of the principal business office for TD Ameritrade Holding Corporation is 4211 South 102nd Street, Omaha, Nebraska 68127. The above information does not include 35,461 restricted stock units granted to TD Ameritrade Holding Corporation in connection with Mr. Tomczyk’s service as a director on the Board.
(21)	The address of the principal office of each of Stephens KCG LLC and SIE KCG LLC is 111 Center Street, Little Rock, Arkansas 72201.
(22)	The address of the principal business office for Stifel Financial Corp. is One Financial Plaza, 501 North Broadway, St. Louis, Missouri 63102-2102.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

The charter for the Company’s F&A Committee includes a requirement for the F&A Committee to review and approve any proposed transaction involving the Company and a related party. For these purposes, a “related party transaction” includes any transaction required to be disclosed pursuant to Item 404 of Regulation S-K. Additionally, the Company’s Code of Business Conduct and Ethics (the “Code”) prohibits executive officers and Directors from entering into transactions where conflicts of interest exist, including related party transactions, without a waiver from the Board of Directors or a designated committee thereof. The F&A Committee charter, along with the Code, is available through the Knight corporate website at www.knight.com in the “Corporate Governance” section of “Investor Relations”. In addition, the Company will provide to any person, without charge, a copy of the Company’s Code of Business Conduct and Ethics if a written request to do so is received by the Company at the following address: Knight Capital Group, Inc., 545 Washington Boulevard, Jersey City, New Jersey 07310, Attention: Investor Relations.

In the ordinary course of business, the Company may from time to time engage in transactions with other corporations or financial institutions whose officers or directors are also Directors of the Company. Transactions with such corporations and financial institutions are approved by the Board of Directors or a designated committee thereof, conducted on an arm’s-length basis and do not violate the NYSE independence standards, as currently in effect.

TD Ameritrade Holding Corporation. Mr. Tomczyk, a Director of the Company, is currently the President and Chief Executive Officer of TD Ameritrade Holding Corporation (“TD Ameritrade”). As a result of the transactions contemplated by the Purchase Agreement, TD Ameritrade acquired the Company’s Preferred Stock (which has subsequently been mandatorily converted into Common Stock of the Company), in exchange for cash consideration of $40,000,000 and is currently the beneficial owner of more than five percent of the Company’s Common Stock. In the ordinary course of their respective businesses, TD Ameritrade places certain orders for securities trades with the Company and the Company executes the trades indicated in such orders. The Company makes certain payments (“Order Flow Payments”) to TD Ameritrade in exchange for TD Ameritrade’s placing such orders with and through the Company. In 2012 and 2011, Order Flow Payments made by the Company to TD Ameritrade totaled approximately $19.9 and $19.8 million, respectively. In neither period did Order Flow Payments exceed 2% of TD Ameritrade’s reported net revenues.

HQ Partners. The wife of Alan Lhota, Senior Managing Director, Co-Head of Institutional Fixed Income, is a principal in, and owner of 50% of, HQ Partners which provided recruiting services at market rates to the Company’s fixed income business in 2012. Total payments made to HQ Partners in 2012 by the Company were $579,641.

Director Independence

During the review by the Company’s Board of director independence, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, including those reported under the section titled “Certain Relationships and Related Party Transactions” above. The Board also considered whether there were any transactions or relationships between any director or any member of his or her immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of the Company’s senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, the Board of Directors has determined that all of the current Directors, except for Mr. Joyce, our Chairman and Chief Executive Officer, are independent are independent within the meaning of the SEC and NYSE director independence standards, as currently in effect.

Item 14.	Principal Accounting Fees and Services

In addition to retaining PricewaterhouseCoopers LLP (“PwC”) to audit the consolidated financial statements for 2012, the Company retained PwC, as well as other accounting and consulting firms, to provide various consulting services in 2012, and expects to continue to do so in the future. The Company understands the need for PwC to maintain its objectivity and independence in its audit of the Company’s financial statements and, therefore, the Company does not use PwC for strategic consulting services, development of tax planning transactions or for services prohibited by the The Sarbanes-Oxley Act of 2002 such as internal audit work and financial information system design and implementation. The Company uses PwC for non-audit work when it concludes that PwC is the most appropriate provider of that service and such work is not incompatible with maintaining its objectivity and independence.

The following fees were paid to PwC, the Company’s independent registered public accounting firm, for services rendered in 2012 and 2011, respectively:

	2012	2011
Audit fees	$4,269,745	$3,412,839

Non-audit fees:
Audit-related fees	128,750	85,000
Tax fees	441,660	720,009
Other fees	35,463	295,948

Total Non-audit fees	605,873	1,100,957

Total Fees Paid to PwC	$4,875,618	$4,513,796

Audit fees represent the aggregate fees for professional services rendered for the audit of the Company’s annual financial statements for the applicable year and reviews of the Company’s financial statements included in SEC Forms 10-Q during such year.

Audit-related fees primarily represent fees paid in the applicable year for agreed-upon procedures related to XBRL data in SEC filings, as well as a due diligence review of agreed-upon procedures in 2012.

Tax fees represent fees paid in the applicable year for assistance with domestic and international income tax compliance, expatriate employee income tax compliance, tax examinations, and general tax advice.

Other fees primarily comprises fees relating to a review of processes related to UK liquidity requirements in 2012 and a UK “skilled persons” review mandated by the UK Financial Services Authority Limited in 2011.

Policy on Finance and Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Company’s F&A Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The F&A Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm and fees related to such services.

On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the F&A Committee is requested. The F&A Committee reviews these requests and advises management if the F&A Committee approves the engagement of the independent registered public accounting firm. The F&A Committee may delegate to one or more of its members the authority to grant pre-approval required by this policy. On a periodic basis, management reports to the F&A Committee regarding the actual spending for such projects and services compared to the pre-approved amounts.

In granting pre-approval of certain non-audit services for 2012, the F&A Committee considered whether the provision of such non-audit services rendered by our independent registered public accounting firm was compatible with maintaining their objectivity and independence. The F&A Committee concluded that such objectivity and independence would be maintained.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3)    Exhibits required as part of this Annual Report on Form 10-K/A are listed in the index below.

(c)    INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

2.1	Agreement and Plan of Merger, dated as of December 19, 2012, by and among GETCO Holding Company, LLC, GA-GTCO, LLC and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 2.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2012).

3.1	Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 6, 2000).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Knight/Trimark Group, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 6, 2012).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Knight Trading Group, Inc., dated May 12, 2005 (Incorporated herein by reference to Exhibit 3.2 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) for the fiscal year ended December 31, 2008).

3.4	Amended and Restated By-Laws of the Registrant, dated January 18, 2012. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated January 24, 2012).

3.5	Certificate of Designations of Preferences and Rights of the Series A-1 Cumulative Perpetual Convertible Preferred Stock and Series A-2 Non-Voting Cumulative Perpetual Convertible Preferred Stock of Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 6, 2012).

4.1	Indenture, dated as of March 19, 2010, among Knight Capital Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Exhibit 4.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.1*	Form of Registrant’s 1998 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.15 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

10.2*	Form of Registrant’s 1998 Nonemployee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Amendment 1 to the Registration Statement on Form S-1 (Registration number 333-51653), filed with the SEC on May 22, 1998).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.3	Lease Agreement between Newport Office Center IV, Co., LLC and Knight Securities, L.P., dated May 11, 2000, for office space situated at 545 Washington Boulevard, Jersey City, New Jersey 07310. (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2002).

10.4	Form of Indemnification Contract entered into by members of the Registrant’s Board of Directors. (Incorporated herein by reference to Exhibit 10.26 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.5*	Amended and Restated 2003 Equity Incentive Plan of the Registrant. (Incorporated herein by reference to Exhibit 10.28 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended June 30, 2003).

10.6	U.S. Securities and Exchange Commission Order. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.7	NASD Letter of Acceptance, Waiver and Consent. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 17, 2004).

10.8*	Form of Non-Qualified Stock Option Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.9*	Form of Restricted Stock Award Agreement under the 2003 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated April 4, 2005).

10.10*	Form of Non-Qualified Stock Option Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.11*	Form of Restricted Stock Award Agreement under the 1998 Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 5, 2005).

10.12*	2006 Equity Incentive Plan of the Registrant. (Incorporated herein by reference from Exhibit A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 5, 2006).

10.13*	Form of Non-Qualified Stock Option Agreement under the 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.20 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the Fiscal year ended December 31, 2007).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.14*	Form of Restricted Stock Award Agreement under the 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.21 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2007).

10.15*	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan and 2006 Equity Incentive Plan, without deferral feature. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2008).

10.16*	Amended and Restated Employment Letter Agreement, dated as of March 31, 2009, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), for the quarter ended March 31, 2009).

10.17*	2009 Executive Incentive Plan of the Registrant. (Incorporated herein by reference from Exhibit A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 2, 2009).

10.18*	Amended and Restated 2009 Inducement Award Plan of the Registrant, effective December 22, 2009 (Incorporated herein by reference to Exhibit 10.25 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) filed with the SEC on February 24, 2010).

10.19*	Form of Restricted Stock Award Agreement under the Amended and Restated 2009 Inducement Award Plan (Incorporated herein by reference to Exhibit 10.26 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) for the fiscal year ended December 31, 2009).

10.20*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2009 Inducement Award Plan (Incorporated herein by reference to Exhibit 10.27 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223) for the fiscal year ended December 31, 2009).

10.21	Base Call Option Transaction Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.1(a) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.22	Base Call Option Transaction Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.1(b) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.23	Base Warrants Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.2(a) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

10.24	Base Warrants Confirmation, dated March 15, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.2(b) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 19, 2010).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.25	Amendment to Base Call Option Transaction Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and JPMorgan Chase Bank, National Association. (Incorporated herein by reference to Exhibit 10.1(c) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.26	Amendment to Base Call Option Transaction Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.1(d) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.27	Additional Warrants Confirmation, dated March 26, 2010, by and between Knight Capital Group, Inc. and Deutsche Bank AG. (Incorporated herein by reference to Exhibit 10.2(c) to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated March 31, 2010).

10.28*	2010 Equity Incentive Plan of the Registrant (Incorporated herein by reference from Exhibit B to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed April 7, 2010).

10.29*	Separation Agreement with Gary Katcher, dated July 30, 2010 (Incorporated herein by reference to Exhibit 10.5 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 9, 2010).

10.30*	Knight Capital Group, Inc. Key Employee Voluntary Deferred Compensation Plan, dated November 12, 2010. (Incorporated herein by reference to Exhibit 10.38 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.31*	Revised Form of Restricted Stock Unit Award Agreement for Annual Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.39 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.32*	Revised Form of Restricted Stock Award Agreement for Annual Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.40 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.33*	Revised Form of Restricted Stock Award Agreement for Sign-On and Retention Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.41 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.34*	Revised Form of Restricted Stock Unit Award Agreement for Sign-On and Retention Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.42 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.35*	Revised Form of Non-Qualified Stock Option Agreement for All Award Grants under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.43 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.36*	Restricted Stock Unit Agreement with Steven J. Sadoff, dated January 31, 2010, under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.44 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2010).

10.37	Credit Agreement among Knight Capital Group, Inc., as Borrower, The Several Lenders from Time to Time Party Hereto, US Bank National Association as Syndication Agent, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated as of June 29, 2011. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated June 30, 2011).

10.38*	Updated Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.42 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2011).

10.39*	Updated Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.43 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2011).

10.40*	Updated Form of Non-Qualified Stock Option Agreement under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.44 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2011).

10.41*	Form of Restricted Stock Unit Agreement with Performance Criteria under the 2010 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.45 to Knight’s Annual Report on Form 10-K (Commission file number 001-14223), for the fiscal year ended December 31, 2011).

10.42	Amended and Restated Credit Agreement among Knight Execution & Clearing Services LLC and Knight Capital Americas, L.P., as Borrowers, Knight Capital Group, Inc., as Guarantor, The Several Lenders from Time to Time Party Hereto, US Bank National Association as Syndication Agent, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated June 27, 2012. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated June 28, 2012).

10.43	Securities Purchase Agreement, dated August 6, 2012, by and among Knight Capital Group, Inc. and investors signatory thereto. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 6, 2012).

10.44	Registration Rights Agreement, dated August 6, 2012, by and among Knight Capital Group, Inc. and investors signatory thereto. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated August 6, 2012).

10.45*	Waiver of Accelerated Vesting, dated August 16, 2012, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), dated November 9, 2012).

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

10.46*	Waiver of Accelerated Vesting, dated August 16, 2012, between Steven Bisgay and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), dated November 9, 2012).

10.47*	Waiver of Accelerated Vesting, dated August 16, 2012, between George Sohos and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.3 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), dated November 9, 2012).

10.48*	Waiver of Accelerated Vesting, dated August 17, 2012, between Steven Sadoff and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.4 to Knight’s Quarterly Report on Form 10-Q (Commission file number 001-14223), dated November 9, 2012).

10.49*	Knight Capital Group, Inc. Amended and Restated 2010 Equity Incentive Plan (Incorporated herein by reference from Appendix A to Knight’s Definitive Proxy Statement on Schedule 14A (Commission file number 001-14223), filed November 19, 2012).

10.50	Second Amendment to Amended and Restated Credit Agreement among Knight Capital Americas LLC (formerly known as Knight Execution & Clearing Services LLC), as Borrower, Knight Capital Group, Inc., as Guarantor, The Several Lenders from Time to Time Party Hereto, US Bank National Association as Syndication Agent, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated December 5, 2012. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 6, 2012).

10.51	Second Amendment to Credit Agreement among Knight Capital Group, Inc., as Borrower, The Several Lenders from Time to Time Party Hereto, US Bank National Association as Syndication Agent, and JPMorgan Chase Bank, N.A, as Administrative Agent, dated December 5, 2012. (Incorporated herein by reference to Exhibit 10.2 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 6, 2012).

10.52*	Amendment to Amended and Restated Employment Letter Agreement, dated as of March 31, 2009, between Thomas M. Joyce and Knight Capital Group, Inc. (Incorporated herein by reference to Exhibit 10.1 to Knight’s Current Report on Form 8-K (Commission file number 001-14223), dated December 24, 2012).

21.1**	Subsidiaries of the Registrant as of December 31, 2012.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney (included on signature page).

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan arrangement.
**	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 1, 2013
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 16th day of April 2013.

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

Name	Title	Date

/s/ THOMAS M. JOYCE Thomas M. Joyce	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 16, 2013

/s/ STEVEN BISGAY Steven Bisgay	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2013

/s/ WILLIAM L. BOLSTER William L. Bolster	Director	April 16, 2013

/s/ MARTIN J. BRAND Martin J. Brand	Director	April 16, 2013

/s/ JAMES W. LEWIS James W. Lewis	Director	April 16, 2013

/s/ JAMES T. MILDE James T. Milde	Director	April 16, 2013

Name	Title	Date

/s/ MATTHEW NIMETZ Matthew Nimetz	Director	April 16, 2013

/s/ CHRISTOPHER C. QUICK Christopher C. Quick	Director	April 16, 2013

/s/ DANIEL F. SCHMITT Daniel F. Schmitt	Director	April 16, 2013

/s/ LAURIE M. SHAHON Laurie M. Shahon	Director	April 16, 2013

/s/ FREDRIC J. TOMCZYK Fredric J. Tomczyk	Director	April 16, 2013