Form 10-Q
period 2013-03-31
KNIGHT CAPITAL GROUP, INC.
filed 2013-05-09
CIK 1060749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
_______________________________________________
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
As of May 3, 2013, the number of shares outstanding of the Registrant’s Class A Common Stock was 374,779,671 and there were no shares outstanding of the Registrant’s Class B Common Stock or Series A-1 Cumulative Perpetual Convertible Preferred Stock.

KNIGHT CAPITAL GROUP, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2013

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

KNIGHT CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues
Commissions and fees	$125,225	$141,295
Net trading revenue	148,838	153,134
Interest, net	6,390	5,611
Investment income and other, net	4,703	2,432
Total revenues	285,156	302,472
Expenses
Employee compensation and benefits	107,823	112,269
Execution and clearance fees	50,450	52,330
Payments for order flow	35,093	21,688
Communications and data processing	22,225	20,284
Interest	13,052	13,154
Professional fees	13,030	4,948
Depreciation and amortization	9,709	11,577
Occupancy and equipment rentals	5,398	5,388
Business development	3,973	4,214
Other	6,499	5,522
Total expenses	267,252	251,374
Income from continuing operations before income taxes	17,904	51,098
Income tax expense	6,890	19,878
Income from continuing operations, net of tax	11,014	31,220
(Loss) income from discontinued operations, net of tax	(20,371)	1,886
Net (loss) income	$(9,357)	$33,106
Basic earnings per share from continuing operations	$0.04	$0.35
Diluted earnings per share from continuing operations	$0.03	$0.34
Basic (loss) earnings per share from discontinued operations	$(0.08)	$0.02
Diluted (loss) earnings per share from discontinued operations	$(0.06)	$0.02
Basic (loss) earnings per share	$(0.04)	$0.37
Diluted (loss) earnings per share	$(0.03)	$0.36
Shares used in computation of basic (loss) earnings per share	253,007	89,764
Shares used in computation of diluted (loss) earnings per share	361,053	92,175

The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the three months ended March 31,
	2013	2012

Net (loss) income	$(9,357)	$33,106
Other comprehensive (loss) income:
Cumulative translation adjustment	(1,110)	325
Comprehensive (loss) income	$(10,467)	$33,431
The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2013	2012
	(In thousands)
Assets
Cash and cash equivalents	$439,182	$413,926
Cash and securities segregated under federal and other regulations	172,962	166,992
Financial instruments owned, at fair value, including securities pledged to counterparties that had the right to deliver or repledge of $5,188,944 at March 31, 2013 and $4,605,155 at December 31, 2012:

Equities	1,538,856	1,463,916
Debt securities	146,518	111,157
Listed equity options	231,044	202,091
Loan inventory	152,349	191,712
Other financial instruments	3,778	237
Securitized HECM loan inventory	4,792,350	4,054,905
Total financial instruments owned, at fair value	6,864,895	6,024,018
Collateralized agreements:
Securities borrowed	1,414,794	1,008,720
Receivable from brokers, dealers and clearing organizations	1,107,202	868,805
Fixed assets and leasehold improvements, at cost, less accumulated depreciation and amortization	92,277	94,226
Investments	79,052	78,348
Goodwill	213,900	213,900
Intangible assets, less accumulated amortization	53,234	55,654
Income taxes receivable	122,980	152,576
Assets of business held for sale	145,674	449,509
Other assets	206,628	251,773
Total assets	$10,912,780	$9,778,447
Liabilities, convertible preferred stock & equity
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities	$1,490,972	$1,164,999
Debt securities	56,478	118,991
Listed equity options	179,404	155,942
Other financial instruments	—	5,505
Total financial instruments sold, not yet purchased, at fair value	1,726,854	1,445,437
Collateralized financings:
Securities loaned	687,012	504,082
Financial instruments sold under agreements to repurchase	555,000	355,000
Other secured financings	104,461	146,330
Liability to GNMA trusts, at fair value	4,742,776	4,002,704
Total collateralized financings	6,089,249	5,008,116
Payable to brokers, dealers and clearing organizations	403,998	378,724
Payable to customers	462,028	388,676
Accrued compensation expense	64,891	141,794
Accrued expenses and other liabilities	201,663	186,746
Liabilities of business held for sale	85,618	357,661
Long-term debt	392,470	388,753
Total liabilities	9,426,771	8,295,907
Convertible Preferred Stock
Series A convertible preferred stock
Shares issued: 400 at December 31, 2012, Shares outstanding: 243 at December 31, 2012	—	229,857
Equity
Class A common stock
Shares authorized: 500,000 at March 31, 2013 and at December 31, 2012; Shares issued: 449,323 at March 31, 2013 and 274,821 at December 31, 2012; Shares outstanding: 375,130 at March 31, 2013 and 202,056 at December 31, 2012	4,493	2,748
Additional paid-in capital	1,647,895	1,400,317
Retained earnings	701,264	710,621
Treasury stock, at cost; 74,193 at March 31, 2013 and 72,765 shares at December 31, 2012	(864,437)	(858,907)
Accumulated other comprehensive loss	(3,206)	(2,096)
Total equity	1,486,009	1,252,683
Total liabilities, convertible preferred stock and equity	$10,912,780	$9,778,447
The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND EQUITY
For the three months ended March 31, 2013
(Unaudited)

	Knight Capital Group, Inc. Stockholders’ Equity
	(in thousands)
	Series A convertible preferred stock		Class A common stock				Treasury Stock
	Series A-1	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated other comprehensive loss	Total Equity
Balance, December 31, 2012	243	$229,857	274,821	$2,748	$1,400,317	$710,621	(72,765)	$(858,907)	$(2,096)	$1,252,683
Net loss	—	—	—	—	—	(9,357)	—	—	—	(9,357)
Series A-1 convertible preferred stock converted into common stock	(243)	(229,857)	162,309	1,623	228,234	—	—	—	—	229,857
Common stock repurchased	—	—	—	—	(4)	—	(1,428)	(5,530)	—	(5,534)
Stock-based compensation	—	—	12,193	122	19,348	—	—	—	—	19,470
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(1,110)	(1,110)
Balance, March 31, 2013	—	$—	449,323	$4,493	$1,647,895	$701,264	(74,193)	$(864,437)	$(3,206)	$1,486,009
The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(9,357)	$33,106
(Loss) income from discontinued operations, net of tax	(20,371)	1,886
Income from continuing operations, net of tax	11,014	31,220
Adjustments to reconcile income from continuing operations, net of tax to net cash provided by (used in) operating activities
Stock-based compensation	11,976	11,022
Depreciation and amortization	9,709	11,577
Debt discount accretion and other debt related expenses	4,456	4,201
Unrealized and realized gains on investments, net	(4,194)	(1,561)
Deferred rent	(326)	(20)
Operating activities from discontinued operations	15,523	(96,905)
(Increase) decrease in operating assets
Cash and securities segregated under federal and other regulations	(5,970)	35,001
Financial instruments owned, at fair value	(841,116)	(794,157)
Securities borrowed	(406,073)	(35,932)
Receivable from brokers, dealers and clearing organizations	(238,396)	(34,721)
Income taxes receivable	29,596	16,560
Other assets	44,404	(87,367)
Increase (decrease) in operating liabilities
Financial instruments sold, not yet purchased, at fair value	281,652	141,669
Securities loaned	182,931	(8,273)
Financial instruments sold under agreements to repurchase	200,000	176,063
Other secured financings	(41,869)	(15,825)
Liability to GNMA trusts, at fair value	740,072	519,446
Payable to brokers and dealers and clearing organizations	25,274	81,128
Payable to customers	73,353	33,971
Accrued compensation expense	(73,839)	(91,806)
Accrued expenses and other liabilities	16,440	7,055
Net cash provided by (used in) operating activities	34,617	(97,654)
Cash flows from investing activities
Proceeds and distributions from investments	4,610	1,440
Purchases of investments	(1,120)	(9,532)
Purchases of fixed assets and leasehold improvements	(5,340)	(7,628)
Purchase of intangible asset	—	(50)
Investing activities from discontinued operations	—	(551)
Net cash used in investing activities	(1,850)	(16,321)
Cash flows from financing activities
Stock options exercised	—	891
Income tax provision related to stock-based compensation	—	129
Cost of common stock repurchased	(5,184)	(18,680)
Payment of dividend related to convertible preferred shares	(1,217)	—
Net cash used in financing activities	(6,401)	(17,660)
Effect of exchange rate changes on cash and cash equivalents	(1,110)	325
Increase (decrease) in cash and cash equivalents	25,256	(131,310)
Cash and cash equivalents at beginning of period	413,926	467,633
Cash and cash equivalents at end of period	$439,182	$336,323
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,260	$12,295
Cash paid for income taxes	$1,086	$8,565
The accompanying notes are an integral part of these consolidated financial statements.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of the Business
Knight Capital Group, Inc. (collectively with its subsidiaries, “Knight” or the “Company”) is a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including broker dealers, institutions and corporations. The Company seeks to continually apply its expertise and innovation to the market making and trading process to build lasting client relationships through consistent performance and superior client service. In the first quarter of 2013, the Company changed from four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other to three operating segments: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other. This change was made to better reflect the Company's client offerings, changes in senior management, the combination of the institutional equities sales teams and how the businesses are managed. As of March 31, 2013, the Company's operating segments comprised the following:
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
Global Execution Services
The Global Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to Market Making, the Global Execution Services segment generally does not act as a principal to transactions that are executed within this segment, however, it will commit capital on behalf of clients as needed, and generally earns commissions for acting as agent between the principals to the trade. Global Execution Services also includes equity sales and trading (including exchange traded funds ("ETFs")), reverse mortgage origination and securitization and asset management. This segment also facilitates client orders through program, block, and riskless principal trades and provides capital markets services, including equity offerings as well as private placements. Additionally, the Global Execution Services segment includes the futures commission merchant ("FCM") business, which comprises certain assets and liabilities that the Company acquired or assumed from the futures division of Penson Financial Services, Inc. on June 1, 2012. This business provides futures execution and clearing services on major U.S. and European futures and options exchanges for clients.
Management of the Company from time to time conducts a strategic review of its businesses and evaluates their potential value in the marketplace relative to their current and expected returns.  To the extent management and the Company's Board of Directors determine a business may return a higher value to shareholders through a divestiture, or is no longer core to the Company's strategy, management may pursue a sale process.  As of the date of this report the Company is exploring the sale of certain non-core and non-strategic assets, including its reverse mortgage origination and securitization business. While the process is ongoing, there is no assurance that any transaction will occur, or if a transaction is entered into, what the terms would be.  Any potential transaction would be subject to the approval of the Company's Board of Directors, and the consummation would likely be subject to customary closing conditions, including receipt of required regulatory approvals and applicable consents.
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

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Discontinued Operations
During the first quarter of 2013, the Company agreed to sell its institutional fixed income sales and trading business, which operates in the United States and the United Kingdom, to Stifel, Nicolaus & Company, Inc ("Stifel"). The Company expects to complete the transaction during the second quarter of 2013. As a result, this business is considered to be held for sale and its results of operations have been reported as discontinued operations. Discontinued operations also include the Company's correspondent clearing business, which the Company announced that it was discontinuing in the first quarter of 2013. See Footnote 5 "Business held for sale and discontinued operations" for further discussion.
2. Significant Accounting Policies
Basis of consolidation and form of presentation
The accompanying unaudited Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of the Company and its subsidiaries and should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2012. All significant intercompany transactions and balances have been eliminated.
Certain reclassifications have been made to the prior periods’ Consolidated Financial Statements in order to conform to the current period presentation. Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and have no effect on previously reported Consolidated Net (loss) income.
The Company consolidates all of its subsidiaries as well as any variable interest entity (“VIE”) investment in which it is considered to be the primary beneficiary. The Company performs a qualitative assessment to determine if a VIE should be consolidated. As described in more detail below, the primary attributes the Company assesses include the entity’s capital structure and power. The Company will consolidate a VIE if it has both i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As of March 31, 2013 and December 31, 2012, the Company was not considered to be a primary beneficiary of any VIE.
Cash and cash equivalents
Cash and cash equivalents include money market accounts, which are payable on demand, and short-term investments with an original maturity of less than 90 days. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.
Cash and securities segregated under federal and other regulations
The Company maintains custody of customer funds and, as a result, it is subject to various regulatory rules and regulations. As a result of these customer holdings, the Company is obligated by the U.S. Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”) to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. The amounts recognized as Cash and securities segregated under federal and other regulations approximate fair value.
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
The Company’s third party clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers, for facilitating the settlement and financing of securities transactions. The Company also nets interest income on its securitized HECM loan inventory against interest expense on its liability to Government National Mortgage Association (“GNMA”) trusts. Interest income and interest expense which have been netted within Interest, net on the Consolidated Statements of Operations are as follows (in thousands):

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended March 31,
	2013	2012
Interest Income	$53,361	$29,444
Interest Expense	(46,971)	(23,833)
Interest, net	$6,390	$5,611
Dividend income relating to securities owned and dividend expense relating to securities sold, not yet purchased, derived primarily from the Company’s market making activities are included as a component of Net trading revenue on the Consolidated Statements of Operations. Net trading revenue includes dividend income and expense as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Dividend Income	$6,243	$6,960
Dividend Expense	(4,241)	(5,026)
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
Investments
Investments primarily comprise strategic investments and deferred compensation investments. Strategic investments include noncontrolling equity ownership interests held by the Company within its non-broker-dealer subsidiaries, primarily in financial services-related businesses. Strategic investments are accounted for under the equity method or at cost. The equity method of accounting is used when the Company has significant influence, generally considered to be between 20% and 50% equity ownership in a corporation or greater than 3% to 5% of a partnership interest. Strategic investments are held at cost, less impairment if any, when the Company is not considered to exert significant influence on operating and financial policies of the investee. Deferred compensation investments primarily consist of mutual funds, which are accounted for at fair value.
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
Discontinued operations and Assets and Liabilities held for sale
Revenues and expenses associated with a business line that has been disposed of through closure or held for sale are included in (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations. Assets and liabilities of businesses held for sale are included in Assets of business held for sale and Liabilities of business held for sale , respectively, on the Consolidated Statements of Financial Condition. Cash flows from discontinued operations are presented on the Consolidated Statements of Cash Flows within operating, investing and financing activities, as applicable.
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
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the end of a period. Revenues and expenses are translated at average exchange rates during the period. Gains and losses resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and Cumulative translation adjustment on the Consolidated Statements of Comprehensive (Loss) Income. Gains or losses resulting from foreign currency transactions are included in Investment income and other, net on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2013 and 2012, the Company recorded a gain of $17,000 and a loss of $0.1 million, respectively.
The Company seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts. For foreign currency forward contracts designated as hedges, the Company assesses its risk management objectives and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. The ineffectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts. For qualifying net investment hedges, any gains or losses, to the extent effective, are included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition and the Consolidated Statements of Comprehensive (Loss) Income. The ineffective portion, if any, is recorded in Investment income and other, net on the Consolidated Statements of Operations.
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
The carrying values of the Company’s variable interests in nonconsolidated VIEs are included in the Consolidated Statements of Financial Condition as follows:

•	MBS are included as Debt securities within Financial instruments owned, at fair value

•	Securitized HECM loan inventory VIEs are captured in the valuation of the Securitized HECM loan inventory and the Liability to GNMA trusts, at fair value
The following table presents the Company’s nonconsolidated VIEs at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Securitized HECM loan inventory	MBS held within Assets of business held for sale
Carrying value of the VIEs
Assets	$—	$23,860
Liabilities	1,085	—
Maximum exposure to loss in nonconsolidated VIEs
Commitments	34,660	—
Purchased interests	—	23,860

	December 31, 2012
	Securitized HECM loan inventory	MBS held within Assets of business held for sale
Carrying value of the VIEs
Assets	$—	$108,999
Liabilities	912	—
Maximum exposure to loss in nonconsolidated VIEs
Commitments	29,017	—
Purchased interests	—	108,999
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates
Recently adopted accounting guidance
In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that requires additional disclosures about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting agreements. The new disclosures are required for reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than requiring additional disclosures, the adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In February 2013, the FASB issued an ASU that requires additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present either on the face of the income statement or in the notes to the financial statements the effects on the specific line items of the income statement for amounts reclassified out of accumulated other comprehensive income. This ASU is effective for reporting periods beginning after December 15, 2012. Other than additional disclosure requirements, the adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.
Recent accounting guidance to be adopted in future periods
In March 2013, the FASB issued an ASU concerning the parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This ASU provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment. This ASU is effective for reporting periods beginning after December 15, 2013, however early adoption is permitted. The Company is evaluating the impact of this ASU on the Company's Consolidated Financial Statements.
3. Series A Convertible Preferred Stock
On August 1, 2012, the Company experienced a technology issue at the opening of trading at the NYSE. This issue was related to the installation of trading software and resulted in the Company’s broker-dealer subsidiary, Knight Capital Americas LLC, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market which culminated in a $457.6 million trading loss. As a result of this loss, the Company, on August 6, 2012, raised $400.0 million in equity financing through a convertible preferred stock offering to certain investors (the “August 2012 Recapitalization”). Under the terms of the August 2012 Recapitalization, the Company sold 400,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The Series A Preferred Stock consisted of 79,600 shares of Series A-1 Cumulative Perpetual Convertible Preferred Stock (the “Series A-1 Shares”) and 320,400 shares of Series A-2 Non-Voting Cumulative Perpetual Convertible Preferred Stock (the “Series A-2 Shares”). The Series A Preferred Stock were convertible into approximately 266.7 million shares of Class A common stock, or approximately 73% of the total number of shares of Class A common stock outstanding at August 6, 2012 assuming the conversion in full of the Series A Preferred Stock into Class A common stock. All of the Series A-2 Shares were converted into Series A-1 Shares in 2012.
The Company incurred approximately $40.5 million of fees and costs related to the issuance of the Series A Preferred Stock which have been recorded as a reduction of the initial $400.0 million in proceeds, resulting in an initial balance of $359.5 million which was classified as temporary equity as described below.
The $359.5 million initial temporary equity balance had been reduced on a pro-rata basis as the 400,000 shares of Series A Preferred Stock were converted into Class A common stock. During the third and fourth quarters of 2012, 156,537 shares or approximately 39%, of the original Series A Preferred Stock were converted to Class A common stock (resulting in 243,463 shares of Series A Preferred Stock outstanding at December 31, 2012 all of which were Series A-1 Shares). These conversions resulted in a $129.6 million reduction in the temporary equity balance to $229.9 million at December 31, 2012, which was offset by a $1.0 million increase in Class A common stock and a $128.6 million increase in Additional paid-in capital.
On February 28, 2013, the remaining shares of Series A Preferred Stock were mandatorily converted into shares of the Company’s Class A common stock as a result of the Company’s Class A common stock having traded for 60 consecutive trading days above the price of $3.00, or 200% of the $1.50 per share conversion price.
Temporary equity classification
Pursuant to GAAP, an equity instrument with redemption features that are not solely within the control of the issuer is required to be classified outside of permanent equity as “temporary equity”, which is presented on the Consolidated Statement of Financial Condition above permanent equity.
Since the Series A Preferred Stock became redeemable at the option of the holder upon a fundamental change, and such a fundamental change could come about under circumstances that are not solely within the control of the Company, the Series A Preferred Stock were classified as temporary equity on the Company’s Consolidated Statements of Financial Condition.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Dividends
Dividends on the Series A Preferred Stock accrued daily and were payable quarterly, in arrears, on each January 15, April 15, July 15 and October 15, commencing on October 15, 2012, in cash at a rate per annum equal to 2% of the liquidation preference of $1,000 per share. During 2012, the Company’s Board of Directors declared two quarterly dividends with respect to the Series A Preferred Stock. The first dividend which was paid on October 15, 2012 totaled $1.1 million based upon 274,215 Series A Preferred Stock outstanding as of the record date covering the period from August 6, 2012 through October 14, 2012. The second dividend which was paid on January 15, 2013 totaled $1.2 million based upon 243,463 Series A Preferred Stock outstanding as of the record date covering the period from October 15, 2012 through January 15, 2013. As the second dividend was declared prior to December 31, 2012, it was reflected in the Consolidated Financial Statements for the year ended December 31, 2012 as a reduction in Retained earnings and in the earnings per share calculation as an increase in the loss attributable to the common stockholders. There were no dividends declared in 2013 as all of the Series A Preferred Stock had been converted into Class A common stock.
4. Merger Agreement with GETCO Holding Company, LLC
On December 19, 2012, Knight, GETCO Holding Company, LLC (“GETCO”) and an affiliate of GETCO entered into an agreement, and plan of merger, as subsequently amended and restated on April 15, 2013 (the “Merger Agreement”), for a strategic business combination. As a result of the proposed strategic business combination (the “Merger”), Knight and GETCO will each become a wholly owned subsidiary of KCG Holdings, Inc. (formerly known as Knight Holdco, Inc.), a newly-formed Delaware corporation (“KCG”). The business of KCG will be the combined business of Knight and GETCO.
Under the Merger Agreement, existing Company common stockholders (other than GETCO and holders of Company restricted stock or other equity awards granted after December 19, 2012) will have the right to elect to receive $3.75 per share in cash or one third of a share of common stock of KCG for each share of Company Class A common stock they own immediately prior to the completion of the transaction. The cash consideration will be subject to pro-ration if the holders of more than 66.7% of the Company’s Class A common stock eligible for election in the transaction properly elect to receive the cash consideration for their Company shares. Jefferies & Company, Inc. and its affiliates (“Jefferies”), the largest stockholders of the Company, have agreed to limit their cash election to 50.0% of their Company shares to the extent the total cash consideration would otherwise exceed $720.0 million. This is intended to enable other Company stockholders (excluding GETCO and holders of Company restricted stock or other equity awards granted after December 19, 2012) to receive up to 66.7% of their total consideration in cash, while limiting the total cash consideration to be paid by KCG to not more than $720.0 million in the aggregate.
If the transaction is completed, GETCO unitholders are expected to receive, in aggregate, approximately 76 million shares of common stock of KCG and up to 25 million warrants to acquire shares of common stock of KCG. The warrants will be comprised of 8.33 million Class A warrants, having a $12.00 exercise price and exercisable for a four-year term; 8.33 million Class B warrants, having a $13.50 exercise price and exercisable for a five-year term; and 8.33 million Class C warrants, having a $15.00 exercise price and exercisable for a six-year term. The number of shares of common stock may increase or decrease based on the number of GETCO units outstanding as of the closing date.
If the transaction is completed, all of the Company’s existing long-term debt will be accelerated and will become due and payable. See Footnote 12 “Long-Term Debt” for further details of the impact of the transaction on the Company’s long-term debt. The vesting of certain stock based compensation awards that have been issued to Company employees will accelerate upon completion of the Merger, while other such awards will be converted into awards for shares of KCG on the same terms and conditions (including vesting). See Footnote 14 “Stock-Based Compensation” for further details.
The Merger is expected to be completed in mid-2013, subject to the approval by Knight’s stockholders and GETCO’s voting unitholders, customary regulatory approvals and satisfaction of customary closing conditions.

5. Business held for sale and discontinued operations
During the first quarter of 2013, the Company announced that it was discontinuing its correspondent clearing business. As a result, this business has been classified as discontinued operations and the results of its operations have been classified in (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations for all periods presented.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

During the first quarter of 2013, the Company agreed to sell its institutional fixed income sales and trading business, which operates in the United States and in the United Kingdom, to Stifel. The Company expects to complete the transaction during the second quarter of 2013. As a result of the Company's decision to sell the business, it has been classified as a business held for sale on the Consolidated Statements of Financial Condition and the results of its operations have been included in (Loss) income from discontinued operations, net of tax within the Consolidated Statements of Operations for all periods presented. The assets and liabilities related to the business have been recorded as Assets of business held for sale and Liabilities of business held for sale, respectively, on the Consolidated Statements of Financial Condition for all periods presented.
The revenues and results of operations of the discontinued operations are summarized as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Revenues	$28,878	$46,554

Expenses:
Compensation	$30,162	$34,985
Other expenses	10,019	8,667
Writedown of assets and lease loss accrual, net	21,504	—
Total Expenses	61,685	43,652

Pre-tax (loss) income from discontinued operations	(32,807)	2,902
Income tax benefit (expense)	12,436	(1,016)
(Loss) income from discontinued operations, net of tax	$(20,371)	$1,886
Assets and liabilities related to business held for sale are presented in the following table (in thousands):

	March 31, 2013	December 31, 2012
Assets:
Financial instruments owned, at fair value, including securities pledged	$24,066	$138,689
Receivable from brokers, dealers and clearing organizations	108,932	281,178
Other assets	12,676	29,642
Total assets	$145,674	$449,509
Liabilities:
Financial instruments sold, not yet purchased, at fair value	$43	$199,167
Financial instruments sold under agreements to repurchase	33,394	111,487
Accrued compensation expense	9,432	12,140
Accrued expenses and other liabilities	42,749	34,867
Total liabilities	$85,618	$357,661
During the first quarter of 2013, the Company sold certain private company warrants held by its institutional fixed income sales and trading business for an after tax gain of $3.1 million, a portion of which should have been recorded in prior periods. The Company evaluated the impact of correcting the error by recording portions of this gain in the relevant prior periods and concluded that such amounts would not have been material, qualitatively or quantitatively, to its previously issued Consolidated Financial Statements. The Company also concluded that recording the gain in 2013 would not be material to its forecasted results for the year. Accordingly, the Company recorded the entire $3.1 million after tax gain in the first quarter of 2013 within (Loss) income from discontinued operations, net of tax.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

6. Assets Segregated or Held in Separate Accounts Under Federal or Other Regulations
Cash and securities segregated under U.S. federal and other regulations primarily relate to the Company’s FCM business acquired by the Company in June 2012 and consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Cash and securities segregated under federal or other regulations
Cash and cash equivalents	$172,962	$163,992
U.S. government obligations	—	3,000
Total cash and securities segregated under federal or other regulations	172,962	166,992

Receivables from brokers, dealers and clearing organizations	311,812	266,951
Total assets segregated or held in separate accounts under federal or other regulations	$484,774	$433,943

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

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$1,538,856	$—	$—	$1,538,856
U.S. government and Non-U.S. government obligations	21,220	—	—	21,220
Corporate debt (2)	125,298	—	—	125,298
Listed equity options	231,044	—	—	231,044
Loan inventory	—	152,349	—	152,349
Foreign currency forward contracts	—	3,778		3,778
Securitized HECM loan inventory (3)	—	4,792,350	—	4,792,350
Total Financial instruments owned, at fair value	1,916,418	4,948,477	—	6,864,895
Securities on deposit with clearing organizations (4)	145,506	—	—	145,506
Deferred compensation investments (5)	—	21,607	—	21,607
Investment in Deephaven Funds (5)	—	1,363	—	1,363
Assets of business held for sale:
Mortgage-backed securities	—	23,860	—	23,860
Corporate debt	206	—	—	206
Total fair value of financial instrument assets	$2,062,130	$4,995,307	$—	$7,057,437
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,490,972	$—	$—	$1,490,972
U.S. government obligations	11,753	—	—	11,753
Corporate debt (2)	44,725	—	—	44,725
Listed equity options	179,404	—	—	179,404
Total Financial instruments sold, not yet purchased, at fair value	1,726,854	—	—	1,726,854
Liability to GNMA trusts, at fair value (3)	—	4,742,776	—	4,742,776
Liabilities of business held for sale:
Corporate debt	43	—	—	43
Total fair value of financial instrument liabilities	$1,726,897	$4,742,776	$—	$6,469,673
________________________________________

(1)	Equities of $623.3 million have been netted by their respective CUSIP number and their long and short positions.

(2)	Corporate debt of $29,000 has been netted by respective CUSIP number and their long and short positions.

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

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Financial instruments owned, at fair value:
Equities (1)	$1,463,916	$—	$—	$1,463,916
U.S. government and Non-U.S. government obligations	34,339	—	—	34,339
Corporate debt (2)	76,818	—	—	76,818
Listed equity options	202,091	—	—	202,091
Loan inventory	—	191,712	—	191,712
Purchased call options	—	237	—	237
Securitized HECM loan inventory (3)	—	4,054,905	—	4,054,905
Total Financial instruments owned, at fair value	1,777,164	4,246,854	—	6,024,018
Securities segregated under federal and other regulations (4)	3,000	—	—	3,000
Securities on deposit with clearing organizations (4)	182,280	—	—	182,280
Deferred compensation investments (5)	—	21,339	—	21,339
Investment in Deephaven Funds (5)	—	1,342	—	1,342
Assets of business held for sale:
Mortgage-backed securities	—	108,999	—	108,999
Corporate debt	29,690	—	—	29,690
Total fair value of financial instrument assets	$1,992,134	$4,378,534	$—	$6,370,668
Liabilities
Financial instruments sold, not yet purchased, at fair value:
Equities (1)	$1,164,999	$—	$—	$1,164,999
U.S. government obligations	71,728	—	—	71,728
Corporate debt (2)	47,263	—	—	47,263
Listed equity options	155,942	—	—	155,942
Embedded conversion derivative	—	237	—	237
Foreign currency forward contracts	—	5,268	—	5,268
Total Financial instruments sold, not yet purchased, at fair value	1,439,932	5,505	—	1,445,437
Liability to GNMA trusts, at fair value (3)	—	4,002,704	—	4,002,704
Liabilities of business held for sale:
Corporate debt	22,858	—	—	22,858
U.S. government obligations	176,309	—	—	176,309
Total fair value of financial instrument liabilities	$1,639,099	$4,008,209	$—	$5,647,308
________________________________________

(1)	Equities of $676.8 million have been netted by their respective CUSIP number and their long and short positions.

(2)	Corporate debt of $0.1 million has been netted by respective CUSIP number and their long and short positions.

(3)	Represents HECMs that have been securitized into HMBS where the securitization is not accounted for as a sale of the underlying HECMs. See Securitized HECM loan inventory below for full description.

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

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of March 31, 2013 and December 31, 2012, the Company did not hold any financial instruments that met the definition of Level 3.
The Company’s assets measured at fair value on a nonrecurring basis solely relates to goodwill and intangible assets arising from various acquisitions which would be classified as Level 3 within the fair value hierarchy. See Footnote 11 “Goodwill and Intangible Assets” for additional information.
There were no transfers of financial instruments between levels of the fair value hierarchy for any periods presented.
As of March 31, 2013 and December 31, 2012, the Company’s loan inventory, foreign currency forward contracts, certain mortgage-backed securities, purchased call options and embedded conversion derivative related to its long-term debt (see Footnote 12 “Long-Term Debt”), deferred compensation investments and its remaining investment in the Deephaven Funds are classified within Level 2 of the fair value hierarchy.
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
Securitized HECM loan inventory
Securitized HECM loan inventory comprises HECMs that the Company has securitized into HMBS. The Company has recorded the securitized loans in Financial instruments owned, at fair value and a corresponding liability recorded as Liability to GNMA trusts, at fair value, on its Consolidated Statements of Financial Condition. As of March 31, 2013 and December 31, 2012 all of the HMBS created by the Company has been sold to third parties. Significant inputs that are used in determining fair value include LIBOR and U.S. treasury interest rates, weighted average coupon and pricing of actively-traded HMBS and dealer quotations for HECMs.
Foreign currency forward contracts
At March 31, 2013 and December 31, 2012, the Company had a foreign currency forward contract with a notional value of 75.0 million British pounds which is used to hedge the Company’s investment in its European subsidiary. As of December 31, 2012, the Company also had a foreign currency forward contract with a notional value of 10.3 million Euros, which was used to hedge a Euro denominated strategic investment. This Euro hedge was terminated in the first quarter of 2013 because the underlying strategic investment was written down in late 2012. The fair value of these contracts was determined based upon spot foreign exchange rates, LIBOR interest rates and dealer quotations.
Mortgage-backed securities
The Company’s mortgage-backed securities that are not actively traded are priced based upon dealer quotations, prices observed from recently executed transactions and cash flow models that incorporate LIBOR forward interest rates, weighted average coupon, weighted average loan age, loan to value and other observable inputs. Mortgage-backed securities are primarily held within Assets of business held for sale on the Consolidated Statements of Financial Condition.
Purchased call options and embedded conversion derivative
The fair value of the purchased call options and embedded conversion derivative are determined using an option pricing model based on observable inputs such as implied volatility of the Company’s Class A common stock, risk-free interest rate, and other factors.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Deferred compensation investments
Deferred compensation investments comprise investments in liquid mutual funds that the Company acquires to hedge its obligations to employees and directors under certain non-qualified deferred compensation arrangements. These mutual fund investments can generally be redeemed at any time and are valued based upon quoted market prices.
Investment in the Deephaven Funds
Investment in the Deephaven Funds represents the Company's residual investment in certain funds that were formerly managed by Deephaven Capital Management. These investments are in the process of liquidation and are valued based upon the fair value of the underlying investments within such funds.
Fair value of derivative instruments
The Company enters into derivative transactions, primarily with respect to making markets in listed domestic options. In addition, the Company enters into derivatives to manage foreign currency exposure and related to its long-term debt (see Footnote 12 “Long-Term Debt”). Cash flows associated with such derivative activities are included in cash flows from operating activities on the Consolidated Statements of Cash Flows, when applicable.

The following tables summarize the fair value of derivative instruments in the Consolidated Statements of Financial Condition and the gains and losses included in the Consolidated Statements of Operations (in thousands):

	Statements of Financial Condition Location	Fair Value as of
		March 31, 2013	December 31, 2012
Asset Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments owned, at fair value
Purchased call options		$—	$237
Listed equity options (1)		231,044	202,091
		$231,044	$202,328
Derivative instruments designated as hedging instruments:	Financial instruments owned, at fair value
Foreign currency forward contracts		$3,778	$—
Liability Derivatives
Derivative instruments not designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Embedded conversion derivative		$—	$237
Listed equity options (1)		179,404	155,942
Foreign currency forward contracts		—	822
		$179,404	$157,001
Derivative instruments designated as hedging instruments:	Financial instruments sold, not yet purchased, at fair value
Foreign currency forward contracts		$—	$4,446
 ________________________________________

(1)
As of March 31, 2013, the Company held 0.9 million long and short listed equity option contracts. As of December 31, 2012, the Company held 0.9 million long and 1.0 million short listed equity option contracts. These contracts are not subject to collateral requirements and are not netted.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Financial Statements Location	Gain (Loss) Recognized
		For the three months ended March 31,
		2013	2012
Derivative instruments not designated as hedging instruments:
Purchased call options	Investment income and other, net	$(237)	$(5,216)
Listed equity options (1)	Net trading revenue	(7,754)	(15,586)
Embedded conversion derivative	Investment income and other, net	237	5,216
Foreign currency forward contracts	Investment income and other, net	151	(203)
		$(7,603)	$(15,789)
Derivative instruments designated as hedging instruments:
Foreign currency forward contracts	Accumulated other comprehensive loss	$6,341	$(3,328)

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

The gross amounts of assets and liabilities subject to netting and gross amounts offset in the Consolidated Statements of Financial Condition were as follows (in thousands):

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

Assets
Listed equity options	$231,044	$—	$231,044	$—	$—	$231,044
Foreign currency forward contracts	3,778	—	3,778	—	—	3,778
Securities borrowed	1,414,794	—	1,414,794	1,385,581	—	29,213
Total Assets	$1,649,616	$—	$1,649,616	$1,385,581	$—	$264,035
Liabilities
Listed equity options	$179,404	$—	$179,404	$—	$13,043	$166,361
Securities loaned	687,012	—	687,012	680,971	—	6,041
Financial instruments sold under agreements to repurchase (1)	588,394	—	588,394	588,394	—	—
Total Liabilities	$1,454,810	$—	$1,454,810	$1,269,365	$13,043	$172,402

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received

Assets
Listed equity options	$202,091	$—	$202,091	$—	$—	$202,091
Securities borrowed	1,008,720	—	1,008,720	991,302		17,418
Total Assets	$1,210,811	$—	$1,210,811	$991,302	$—	$219,509
Liabilities
Listed equity options	$155,942	$—	$155,942	$—	$8,439	$147,503
Foreign currency forward contracts	4,446	—	4,446	—	—	4,446
Securities loaned	504,082	—	504,082	500,545	—	3,537
Financial instruments sold under agreements to repurchase (1)	466,487	—	466,487	466,487	—	—
Total Liabilities	$1,130,957	$—	$1,130,957	$967,032	$8,439	$155,486

(1)
Financial instruments sold under agreements to repurchase includes $33.4 million and $111.5 million at March 31, 2013 and December 31, 2012, respectively, recorded within Liabilities of business held for sale.

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
The table below presents financial instruments at fair value received as collateral that were permitted to be delivered or repledged and that were delivered or repledged by the Company as well as the fair value of financial instruments which could be further repledged by the receiving counterparty (in thousands):

	March 31, 2013	December 31, 2012
Collateral permitted to be delivered or repledged	$1,382,596	$989,279
Collateral that was delivered or repledged	1,324,986	933,716
Collateral permitted to be further repledged by the receiving counterparty	295,256	65,878
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

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The table below presents information about assets pledged by the Company (in thousands):

	March 31, 2013	December 31, 2012
Financial instruments owned, at fair value, pledged to counterparties that had the right to deliver or repledge	$5,188,944	$4,605,155
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge (1)	777,177	696,495

(1)
Financial instruments owned, at fair value, pledged to counterparties that do not have the right to deliver or repledge includes $33.4 million and $111.5 million at March 31, 2013 and December 31, 2012, respectively, recorded within Assets of business held for sale.

9.    Receivable from and Payable to Brokers, Dealers and Clearing Organizations
Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Receivable:
Clearing organizations and other	$886,359	$738,625
Securities failed to deliver	220,843	130,180
Total Receivable	$1,107,202	$868,805
Payable:
Clearing organizations and other	$335,226	$324,175
Securities failed to receive	68,772	54,549
Total Payable	$403,998	$378,724
Management believes that the carrying value of amounts receivable from and payable to brokers, dealers and clearing organizations approximates fair value since they are short term in nature.

10.    Investments
Investments comprise strategic investments, including limited partnership investments, deferred compensation investments related to employee and director deferred compensation plans and investment in the Deephaven Funds. Investments consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Strategic investments:
Investments accounted for under the equity method	$54,296	$53,878
Common stock of companies representing less than 20% equity ownership held at adjusted cost	1,786	1,789
Total Strategic investments	56,082	55,667
Deferred compensation investments	21,607	21,339
Investment in Deephaven Funds	1,363	1,342
Total Investments	$79,052	$78,348

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
As noted in Footnote 5 "Business held for sale and discontinued operations", the Company agreed to sell its institutional fixed income sales and trading business to Stifel. As a result of this triggering event, an assessment of the business's intangible assets relating to customer relationships was performed and resulted in a $8.3 million writedown of this asset in the first quarter of 2013 which is included within (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations.
No other events occurred in the three months ended March 31, 2013 or 2012 that would indicate that the carrying amounts of the Company’s goodwill or intangible assets may not be recoverable.
The following table summarizes the Company’s Goodwill by segment (in thousands):

	March 31, 2013	December 31, 2012
Market Making	$24,727	$24,727
Global Execution Services	189,173	189,173
Total	$213,900	$213,900
Intangible assets primarily represent client relationships and are amortized over their estimated remaining useful lives, the majority of which have been determined to range from two to 17 years. The weighted average remaining life of the Company’s intangible assets at March 31, 2013 and December 31, 2012 is approximately 11 years.
The following tables summarize the Company’s Intangible assets, net of accumulated amortization by segment and type (in thousands):

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	March 31, 2013	December 31, 2012
Market Making
Trading rights	$10,993	$11,381
Other	38	41
Total	11,031	11,422
Global Execution Services
Customer and broker relationships	31,675	33,245
Trade names	6,865	7,004
Other	3,663	3,983
Total	42,203	44,232
Consolidated Total	$53,234	$55,654

		March 31, 2013	December 31, 2012
Customer and broker relationships (1)	Gross carrying amount	$67,500	$67,500
	Accumulated amortization	(35,825)	(34,255)
	Net carrying amount	31,675	33,245
Trading rights (2)	Gross carrying amount	15,520	15,520
	Accumulated amortization	(4,527)	(4,139)
	Net carrying amount	10,993	11,381
Trade names (3)	Gross carrying amount	9,800	9,800
	Accumulated amortization	(2,935)	(2,796)
	Net carrying amount	6,865	7,004
Other (4)	Gross carrying amount	13,880	13,880
	Accumulated amortization	(10,179)	(9,856)
	Net carrying amount	3,701	4,024
Total	Gross carrying amount	106,700	107,780
	Accumulated amortization	(53,466)	(52,126)
	Net carrying amount	$53,234	$55,654
________________________________________

(1)
Customer and broker relationships primarily relate to the Donaldson, Direct Trading, Hotspot, EdgeTrade, Urban, Astor and Penson Futures acquisitions. Excluded from December 31, 2012 is $9.2 million related to the Company's institutional fixed income sales and trading business which is recorded within Assets of business held for sale on the Consolidated Statements of Financial Condition. The weighted average remaining life is approximately 13 years as of March 31, 2013 and December 31, 2012. Lives may be reduced depending upon actual retention rates.

(2)	Trading rights provide the Company with the rights to trade on certain exchanges. The weighted average remaining life is approximately 7 years as of March 31, 2013 and December 31, 2012.

(3)	Trade names relate to the acquisitions of Hotspot, EdgeTrade and Urban. The weighted average remaining life is approximately 13 years as of March 31, 2013 and December 31, 2012.

(4)
Other primarily includes technology and non-compete agreements acquired by the Company. The weighted average remaining life is approximately two and three years as of March 31, 2013 and December 31, 2012, respectively.

The following table summarizes the Company’s amortization expense from continuing operations relating to Intangible assets (in thousands):

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended March 31,
	2013	2012
Amortization expense	$2,420	$3,031
As of March 31, 2013, the following table summarizes the Company’s estimated amortization expense for future years (in thousands):

Amortization expense

For the nine months ended December 31, 2013	$5,447
For the year ended December 31, 2014	6,049
For the year ended December 31, 2015	5,730
For the year ended December 31, 2016	4,718
For the year ended December 31, 2017	4,412
12.    Long-Term Debt
The Company’s Long-term debt is recorded at amortized cost. The carrying value and fair value of such Long-term debt is as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Credit Agreement	$100,000	$100,000	$100,000	$100,000
Convertible Notes	342,470	341,064	338,753	332,003
Total	442,470	441,064	438,753	432,003
Less: Current portion recorded in Accrued expenses and other liabilities	50,000	50,000	50,000	50,000
Total Long-term debt	$392,470	$391,064	$388,753	$382,003
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

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Term Credit Agreement
The proceeds of the Term Credit Agreement are being used for general corporate purposes. As of March 31, 2013, the Company has borrowed all the funds under the Term Credit Agreement. Borrowings under the Term Credit Agreement bear interest at variable rates as determined at the Company’s election, at LIBOR or a base rate, in each case, plus an applicable margin of (a) for each LIBOR loan, 2.50% or 3.00% per annum or (b) for each base rate loan, 1.50% or 2.00% per annum (in each case, depending on the Company’s leverage ratio). As of March 31, 2013, the interest rate was 2.71%  per annum, which is based on the one month LIBOR rate plus 2.50%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014.
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
On May 7, 2013, the Company repaid all amounts outstanding under, and terminated, the Term Credit Agreement. The Company used a portion of the proceeds received from a federal tax refund to repay the Term Credit Agreement (see Footnote 15 “Income taxes”). The borrowings under the Term Credit Agreement were payable in full by June 27, 2014. There were no penalties for early termination.
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
Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus (a) for each Borrowing Base A Loan, a margin of 1.50% per annum and (b) for each Borrowing Base B Loan a margin of 2.00% per annum. Interest is payable quarterly. On August 6, 2012, the Company drew down $200.0 million under the Revolving Credit Agreement for both a Borrowing Base A and Borrowing Base B Loan and repaid the full amount of each loan on August 7, 2012. As of March 31, 2013 and December 31, 2012, there were no outstanding borrowings under the Revolving Credit Agreement.
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
Among other restrictions, the Credit Agreements include customary representations, warranties, affirmative and negative covenants related to (a) liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio and a liquidity ratio, as well as requirements for maintaining minimum levels of tangible net worth and regulatory capital, and (c) restrictions on investments, dispositions and other restrictions and events of default customary for financings of these types. As of March 31, 2013, the Company was in compliance with all covenants under the Credit Agreements.
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
Concurrent with the sale of the Notes, the Company paid $73.7 million to enter into privately negotiated cash convertible note hedge transactions (the “purchased call options”) with affiliates of the initial purchasers of the Notes and another financial institution (the “option counterparties”) that are expected generally to reduce the Company’s exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by the Company upon the cash conversion of the Notes under certain conditions. The purchased call options cover, subject to adjustments, approximately 18 million shares of the Company’s Class A common stock at a strike price of $20.87 and are expected to reduce the Company’s economic exposure to potential cash payments in the event that the market price per share of the Company’s Class A common stock is greater than the conversion price of the Notes. The purchased call options were recorded as an asset within Financial instruments owned, at fair value on the Consolidated Statements of Financial Condition and are accounted for as derivative instruments under GAAP. As of March 31, 2013 and December 31, 2012, the fair value of the purchased call options was zero and $0.2 million, respectively.
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
The requirement that the Company settle conversions of the Notes entirely in cash gives rise to a bifurcatable derivative instrument under GAAP (the “embedded conversion derivative”). The initial valuation of the embedded conversion derivative was $73.8 million, and was recorded as a liability within Financial instruments sold, not yet purchased, at fair value on the Consolidated Statements of Financial Condition. As of March 31, 2013 and December 31, 2012, the fair value of the embedded conversion derivative was zero and $0.2 million, respectively.

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
In connection with the issuance of the Notes, the Company incurred issuance costs of $8.5 million. The issuance costs are recorded within Other assets on the Consolidated Statements of Financial Condition and are amortized over the term of the Notes. The Company recorded expenses with respect to the Long-term debt as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Interest expense	$7,654	$7,399
Amortization of debt issuance cost (1)	740	778
Commitment fee (1)	125	126
Total	$8,519	$8,303

(1)	Included in Other expense.

If the proposed Merger with GETCO is completed (See Footnote 4 “Merger Agreement with GETCO Holding Company, LLC”) it is intended that the Credit Agreements and the Notes will be paid in full. The amounts that would be payable as of March 31, 2013 comprise $100.0 million for the Credit Agreements, which is equal to the carrying amount of this liability at March 31, 2013, and $375.0 million for the Notes, which is equal to the $342.5 million carrying value of this liability plus $32.5 million of unamortized original issue discount at March 31, 2013.
13.    Related Parties
As a result of the August 2012 Recapitalization, three investors held more than 10% of the outstanding Class A common stock as of March 31, 2013 and therefore are considered related parties.
The Company interacts with each of these three investors, or their affiliates, as part of its normal day-to-day operations. It earns revenues, incurs expenses and maintains balances with these related parties or their affiliates. As of the date and period indicated below, the Company had the following balances and transactions with the related parties or their affiliates as follows (in thousands):

Statement of Operations	For the three months ended March 31, 2013
Revenues
Commissions and fees	$186
Total revenues from related parties	$186
Expenses
Execution and clearance fees	11
Total expenses incurred with respect to related parties	$11

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Statements of Financial Condition	March 31, 2013	December 31, 2012
Assets
Securities borrowed	$—	$42,196
Receivable from brokers, dealers and clearing organizations	144	728
Other assets	1,564	1,608
Liabilities
Securities loaned	$—	$3,754
Payable to brokers, dealers and clearing organizations	5	57
Accrued expenses and other liabilities	—	359
 In the ordinary course of business, the Company enters into foreign exchange contracts with related parties.
14.    Stock-Based Compensation
The Knight Capital Group, Inc. 2010 Equity Incentive Plan (“2010 Plan”) was established to provide long-term incentive compensation to employees and directors of the Company. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, and allows for the grant of options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (collectively, the “awards”), as defined by the 2010 Plan. In addition to overall limitations on the aggregate number of awards that may be granted, the 2010 Plan also limits the number of awards that may be granted to a single individual. The 2010 Plan replaced prior stockholder-approved equity plans for future equity grants and no additional grants will be made under those historical stock plans. However, the terms and conditions of any outstanding equity grants under the historical stock plans were not affected. As of March 31, 2013, the Company has not issued any SARs.
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
If the proposed Merger with GETCO is completed (See Footnote 4 “Merger Agreement with GETCO Holding Company, LLC”) each outstanding stock option, whether vested or unvested, will automatically be replaced with an option to purchase common stock of KCG equal to one third of the number of shares of Company common stock subject to such original stock option immediately prior to the completion of the Merger (rounded down to the nearest whole share of KCG common stock). The exercise price per share of KCG common stock will be equal to the exercise price per share of Company common stock subject to such Company stock option multiplied by three (rounded up to the nearest whole cent). Pursuant to the terms of the applicable Company stock plans and award agreements, each option granted on or prior to December 19, 2012 will immediately vest and each stock option granted after December

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

19, 2012 will continue to vest in accordance with its existing vesting schedule, subject to acceleration under certain circumstances. There were no stock options granted subsequent to December 19, 2012.
Additionally, upon the completion of the Merger, each restricted share granted after December 19, 2012 and each outstanding restricted stock unit will be replaced with a restricted stock share or restricted stock unit, as applicable, equal to one third of a share of common stock of KCG (rounded to the nearest whole share). Awards granted on or prior to December 19, 2012 (except for restricted stock units that vest based upon performance) will automatically vest upon the completion of the Merger. Awards granted after December 19, 2012 (and restricted stock units granted prior to December 19, 2012 that vest based on performance) will continue to vest in accordance with their existing vesting schedule, subject to acceleration under certain circumstances.
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
The Company measures compensation cost related to restricted awards based on the fair value of the Company’s Class A common stock at the date of grant. Compensation expense from continuing operations relating to restricted awards, primarily recorded in Employee compensation and benefits, and the corresponding income tax benefit, which was recorded in Income tax expense on the Consolidated Statements of Operations are presented in the following table (in thousands):

	For the three months ended March 31,
	2013	2012
Stock award compensation expense	$11,966	$10,793
Income tax benefit	4,547	4,317
Included in the stock award compensation expense for the three months ended March 31, 2013 is $4.0 million related to acceleration of stock awards in conjunction with the reduction in workforce in the first quarter of 2013.
The following tables summarize restricted awards activity, including awards related to employees working in businesses that are included within discontinued operations, for the three months ended March 31, 2013 (awards in thousands):

	March 31, 2013
	Restricted Shares		Restricted Stock Units
	Number of Shares	Weighted- Average Grant date Fair Value	Number of Units	Weighted- Average Grant date Fair Value
Outstanding at January 1,	82	$15.08	8,172	$11.44
Granted	—	—	12,735	3.69
Vested	(68)	15.49	(3,128)	10.96
Forfeited	—	—	(542)	7.19
Outstanding at March 31,	14	$13.09	17,237	$5.93
There is $77.2 million of unamortized compensation related to the unvested restricted awards outstanding at March 31, 2013. The cost of these unvested restricted shares is expected to be recognized over a weighted average life of 2.3 years.
Stock Options
The Company’s policy is to grant options for the purchase of shares of Class A common stock at not less than market value. Options generally vest ratably over a three or four-year period and expire on the fifth or tenth anniversary

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

of the grant date, pursuant to the terms of the applicable option award agreement. The Company has the right to fully vest employees in their options upon retirement and in certain other circumstances. Options are otherwise canceled if employment is terminated before the end of the relevant vesting period. The Company’s policy is to issue new shares upon option exercises by its employees and directors.
The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. Stock options granted have exercise prices equal to the market value of the Company’s common stock at the date of grant as defined by the Stock Plans. The principal assumptions utilized in valuing options and the methodology for estimating such model inputs include: 1) risk-free interest rate—estimate is based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; 2) expected volatility—estimate is based on several factors including implied volatility of market-traded options on the Company’s common stock on the grant date and the volatility of the Company’s common stock; and 3) expected option life—estimate is based on internal studies of historical experience and projected exercise behavior based on different employee groups and specific option characteristics, including the effect of employee terminations. There were no stock options granted during the three months ended March 31, 2013 or 2012.
Compensation expense from continuing operations relating to stock options, all of which was recorded in Employee compensation and benefits, as well as the corresponding income tax benefit, which is recorded in income tax benefit on the Consolidated Statements of Operations are as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Stock option compensation expense	$10	$229
Income tax benefit	4	92

The following tables summarize stock option activity and stock options exercisable for the three months ended March 31, 2013 (options in thousands):

2013	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (years)
Outstanding at January 1,	2,536	$13.66
Granted at market value	—	—
Exercised	—	—
Forfeited or expired	(38)	11.95
Outstanding at March 31,	2,498	$13.66	$—	3.05
Exercisable at March 31,	2,498	$13.66	$—	3.05
Available for future grants at March 31, *	50,491
* Represents both options and awards available for grant.
The aggregate intrinsic value is the amount by which the closing price of the Company’s common stock exceeds the exercise price of the stock options multiplied by the number of shares. There were no stock options exercised during the three months ended March 31, 2013.
There is no unamortized compensation related to the unvested stock options outstanding at March 31, 2013.
15.   Income taxes
The Company and its subsidiaries file a consolidated federal income tax return as well as combined state income tax returns in certain jurisdictions. In other jurisdictions, the Company and its subsidiaries file separate company state and local income tax returns.
The following table reconciles the U.S. federal statutory income tax rate to the Company's actual income tax rate:

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended
	March 31,
	2013	2012

U.S. federal statutory income tax rate	35.0%	35.0%
U.S. state and local income taxes, net of U.S.
Federal income tax effect	3.6%	3.7%
Nondeductible charges and Other, net	(0.1)%	0.2%
Actual income tax rate	38.5%	38.9%

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
Based on the weight of the positive and negative evidences considered, management believes that it is more likely than not that the Company will be able to realize its deferred tax assets in the future, and therefore no valuation allowance has been recorded at March 31, 2013 or December 31, 2012. Due to the losses generated in 2012, the Company currently is in a three year cumulative loss position. Management believes that this negative evidence is outweighed by positive evidence including the Company's long standing history of sustainable profitability, and its forecasts of future profitability. A significant portion of the customer base has remained unchanged and the business has generally demonstrated a return to profitability following the technology related losses of August 1, 2012, and the Company does not expect such a loss to recur. The goodwill and intangible asset impairment that the Company recorded in 2012, which contributed to its three year cumulative loss position, related to businesses that have not performed well and is not reflective of any weakness in the Company's electronic market making business, which has historically been its most profitable business. A significant portion of this 2012 impairment as well as additional impairment charges in the first quarter of 2013 relate to the institutional fixed income sales and trading business which is classified as held for sale.
A significant portion of the Company's 2012 U.S. federal net operating loss has been carried back against taxable income earned by the Company in 2010 and 2011, which will result in a refund of U. S. federal taxes that the Company previously paid in such years. For the year ended December 31, 2012, the Company's taxable loss was $358.2 million.
The Company generated taxable income for 2010 and 2011 of approximately $338.0 million and paid U.S. federal income tax of approximately $118.0 million for these years. During the first quarter of 2013 the Company filed a claim to carryback $338.0 million of its 2012 tax loss back to 2010 and 2011. This carryback resulted in a refund of approximately $107.0 million of federal taxes paid in such prior years and the creation of a federal Alternative Minimum Tax ("AMT") credit of $6.8 million which can be utilized to offset future federal income tax liabilities. This refund was received by the Company in April 2013 and is included within Income taxes receivable on the Company's Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012. The balance of the $123.0 million Income taxes receivable on the Company's Consolidated Statements of Financial Condition as of March 31, 2013 also includes the aforementioned $6.8 million AMT tax credit.
The portion of the $358.2 million taxable loss that could not be carried back, approximately $20.2 million, will generate a U.S. federal net operating loss carryforward related to the year ended December 31, 2012. The Company has generated taxable income for the quarter ended March 31, 2013 and therefore currently projects that it will be able to utilize a portion of the net operating loss carryforward. At March 31, 2013 and December 31, 2012, the Company had projected overall U.S. federal net operating loss carryforwards of $42.9 million and $70.4 million, respectively, of which $31.3 million resulted from acquisitions for both periods. The Company recorded a related deferred income tax asset of $15.0 million and $24.6 million as of March 31, 2013 and December 31, 2012 respectively, and an offsetting valuation allowance of $6.8 million and $7.0 million, respectively, at each balance sheet date which represents the portion of these net operating loss carryforwards related to acquisitions that are considered more likely than not to expire unutilized.

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period results in an annual limitation on the Company's ability to utilize its net operating loss carryforwards that were created during tax periods prior to the change in ownership. As a result of the Series A convertible preferred stock equity issuance, on August 6, 2012, the Company experienced an ownership change under Section 382 and therefore the rate of utilization of a portion of the Company's net operating loss carryforwards will be limited. The Company does not believe this limitation will have a significant effect on the Company's ability to utilize its anticipated federal net operating loss carryforward. The Company's U.S. federal net operating loss carryforwards will begin to expire in 2019.
At March 31, 2013 and December 31, 2012, the Company had, in aggregate, state and local net operating loss carryforwards of $1.49 billion and $1.47 billion, respectively of which $24.3 million resulted from acquisitions; $432.9 million and $424.8 million, respectively related to New Jersey; $514.6 million and $511.1 million, respectively related to New York; and $514.5 million and $510.5 million, respectively related to New York City. The Company recorded a related deferred income tax asset of $23.2 million and $22.9 million as of March 31, 2013 and December 31, 2012, respectively, and offsetting valuation allowances of $23.2 million and $22.9 million, respectively, which represents the portion of these net operating loss carryforwards that are considered more likely than not to expire unutilized. The Company recorded a valuation allowance for substantially all of its state and local tax loss carryforwards as it is more likely than not that the benefit of such items will not be realized due to limitations on utilization in the particular jurisdictions in which the Company operates. Certain of these carryforwards are subject to annual limitations on utilization and they will begin to expire in 2019.
At March 31, 2013 and December 31, 2012, the Company had non U.S. net operating loss carryforwards of $67.1 million and $65.5 million, respectively. The Company recorded a foreign deferred income tax asset of $17.5 million and $17.0 million for these loss carryforwards as of March  31, 2013 and December 31, 2012, respectively, along with an offsetting U.S. federal deferred tax liability of $17.5 million and $17.0 million, respectively for the expected future reduction in U.S. foreign tax credits associated with the use of the non U.S. loss carryforwards. These non U.S. net operating losses may be carried forward indefinitely. At both March 31, 2013 and December 31, 2012, the Company had foreign tax credit carryforwards of $3.2 million and an offsetting valuation allowance of $1.6 million. The Company also had general business credit carryforwards at March 31, 2013 and December 31, 2012 of $2.5 million and $3.7 million, respectively. The Company also had AMT credit carryforwards of $6.8 million at March 31, 2013.
At March 31, 2013 and December 31, 2012, the Company had $1.4 million and $1.5 million of unrecognized tax benefits, respectively, all of which would affect the Company's effective tax rate if recognized.
As of March 31, 2013, the Company is subject to U.S. Federal income tax examinations for the tax years 2008 through 2012, and to non U.S. income tax examinations for the tax years 2007 through 2011. In addition, the Company is subject to state and local income tax examinations in various jurisdictions for the tax years 2007 through 2011. The final outcome of these examinations is not yet determinable. However, the Company anticipates that adjustments to the unrecognized tax benefits, if any, will not result in a material change to the results of operations or financial condition.
The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income or loss from continuing operations before income taxes. Penalties, if any, are recorded in Other expenses and interest paid or received is recorded in Interest expense and Interest, net, on the Consolidated Statements of Operations.
16. Earnings Per Share
Basic loss or earnings per common share (“EPS”) have been calculated by dividing net (loss) income from continuing operations attributable to common stockholders by the weighted average shares of Class A common stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common stock equivalents if stock options were exercised, restricted awards were to vest and preferred stock were to convert to Class A common stock.
The number of such options excluded was approximately 2.5 million and 1.7 million for the three months ended March 31, 2013 and 2012, respectively. The computation of diluted shares can vary among periods due in part to the change in the average price of the Company’s Class A common stock.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations from continuing operations for the three months ended March 31, 2013 and 2012 (in thousands):

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	For the three months ended March 31,
	2013		2012
	Numerator / net income	Denominator / shares	Numerator / net income	Denominator / shares
Income from continuing operations and shares used in basic calculations	$11,014	253,007	$31,220	89,764
Effect of dilutive stock based awards	—	108,046	—	2,411
Income from continuing operations and shares used in diluted calculations	$11,014	361,053	$31,220	92,175
Basic earnings per share		$0.04		$0.35
Diluted earnings per share		$0.03		$0.34

17. Significant Clients
The Company considers significant clients to be those clients who account for 10% or more of the total U.S. equity dollar value traded or fixed income notional value traded by the Company. No clients accounted for more than 10% of the Company’s U.S. equity dollar value traded or fixed income notional value traded for the three months ended March 31, 2013 or 2012.
18. Commitments and Contingent Liabilities
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
As previously disclosed in the Company's public filings, the Company experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in the Company’s broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As noted in the Company's Form 10-K for the year ended December 31, 2012, the Company has since been named in two putative class actions and one derivative lawsuit relating to the technology issue and has received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the August 2012 Recapitalization. In addition, the Company and/or KCA are the subject of regulatory investigations.
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
While the Company is currently unable to predict the outcome of any possible litigation or investigation related to the technology issue, the August 2012 Recapitalization, or the proposed Merger with GETCO, an unfavorable outcome in one or more of these matters could have a material adverse effect on the Company's financial condition

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

or ongoing operations. In addition, the Company expects to incur additional expenses in defending against litigation and in connection with investigations.
Legal
The following developments occurred in the lawsuit entitled Fernandez v. Knight Capital Group, Inc. et al. in the U.S. District Court for the District of New Jersey since the developments described in the Company's Form 10-K for the year ended December 31, 2012:
Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. More specifically, the plaintiff alleges that defendants made false and misleading statements concerning the Company's risk management procedures and protocols, available cash and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a class of the Company's shareholders who purchased the Company's securities between November 30, 2011 and August 1, 2012 paid an inflated price. The Company intends to file a motion to dismiss the amended complaint. Pursuant to the parties' scheduling order, briefing on the motion to dismiss will be complete in August 2013.
Merger Litigation
Delaware Litigation. The following developments occurred in the lawsuit entitled In re Knight Capital Group, Inc. Shareholder Litigation (C.A. No. 8159-VCP), pending in the Court of Chancery of the State of Delaware since the developments described in the Company's Form 10-K for the year ended December 31, 2012:
On March 5, 2013, the co-lead plaintiffs in the Delaware Consolidated Action filed an amended complaint and motions for expedited discovery and a preliminary injunction. In addition to the allegations in the initial complaints, the Delaware amended complaint contains allegations that the Knight board of directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Company's Preliminary Form S-4, filed with the SEC on February 13, 2013 (the “Preliminary Proxy”). The Delaware court has scheduled a hearing on the plaintiffs' motion for a preliminary injunction on June 5, 2013.
New Jersey Litigation. The following developments occurred in the lawsuits entitled Bryan v. Knight Capital, Inc. et al. (Case No. HUD-C-001-13), and Ward v. Knight Capital, Inc. et al. (Case No. HUD-C-003-13), both pending in the Superior Court of New Jersey, Chancery Division of Hudson County since the developments described in the Company's Form 10-K for the year ended December 31, 2012:
On February 20, 2013, Knight moved to dismiss or, in the alternative, stay the New Jersey actions in deference to the first-filed Delaware actions. The New Jersey court granted the motion on March 28, 2013, and ordered that the New Jersey actions be stayed for all purposes in deference to the first-filed Delaware actions.
New York Litigation. The following developments occurred in the lawsuit entitled Rosenfeld v. Thomas M. Joyce, et al. (Case No. 6540147/2013), in the Supreme Court of State of New York (New York County) since the developments described in the Company's Form 10-K for the year ended December 31, 2012:
On March 14, 2013, the plaintiff in the New York action filed an amended complaint, which, in addition to the allegations in the initial complaint, contains allegations that the Knight board of directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Preliminary Proxy. On March 21, 2013, the plaintiff moved by order to show cause for expedited discovery in support of his claims. The New York court issued an order on March 25, 2013, setting a hearing on the plaintiff's motion for April 4, 2013. On March 28, 2013, the parties in the New York action reached an agreement with respect to the matters raised in the plaintiff's motion and other aspects of the action, and as a result, on March 29, 2013, the plaintiff withdrew his motion for expedited discovery. On April 9, 2013, the New York court granted permission for the plaintiff to withdraw his motion.
Regulatory
As previously disclosed in the Company's public filings, subsequent to the August 1, 2012 technology issue, the SEC and other regulators commenced on-site examinations of KCA's capital and liquidity condition. Those onsite examinations have concluded. Further, on or about August 9, 2012, the SEC began an examination of KCA's compliance with SEC Rule 15c3-5 (the “Market Access Rule”) and other rules and regulations as they relate to the August 1, 2012 technology issue. The SEC issued a formal order of investigation concerning the Company and KCA on August 29, 2012. The investigation is ongoing and the Company is continuing to cooperate with the regulators. As noted in the

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Company's Form 10-K filing for the year ended December 31, 2012, the Company is engaged in preliminary discussions with the SEC staff concerning a possible resolution of the investigation. The Company currently believes that any financial penalty in connection with a possible resolution of the SEC investigation would not have a material adverse effect on the consolidated long-term financial condition of the Company, although any financial penalty could be material to operating results for a particular period, depending, in part, upon operating results for that period.
Other Legal and Regulatory Matters
The Company owns subsidiaries including regulated entities that are subject to extensive oversight under federal, state and applicable international laws as well as SRO rules. Changes in market structure and the need to remain competitive require constant changes to the Company's systems and order handling procedures. The Company makes these changes while continuously endeavoring to comply with many complex laws and rules. Compliance, surveillance and trading issues common in the securities industry are monitored by, reported to, and/or reviewed in the ordinary course of business by the Company's regulators in the U.S. and abroad. As a major order flow execution destination and reverse mortgage originator, the Company is named from time to time in, or is asked to respond to a number of regulatory matters brought by U.S. regulators, foreign regulators and SROs that arise from its business activities. The Company is currently the subject of various regulatory reviews and investigations. In some instances, these matters may rise to a disciplinary action and/or civil or administrative action.
In the second quarter of 2012, the Company recorded pre-tax trading losses of $35.4 million related to the Facebook IPO. On August 1, 2012 Nasdaq’s proposed voluntary accommodation program (the “Accommodation Program”) was published in the Federal Register by the SEC. The Accommodation Program creates a fund for voluntary accommodations for qualifying Nasdaq members disadvantaged by problems that arose during the Facebook IPO. Under the Accommodation Program as proposed by Nasdaq, the Company would recover a portion of its pre-tax trading losses. The Accommodation Program was approved by the SEC on March 22, 2013 which would allow Nasdaq to compensate market participants for certain claims related to system difficulties in connection with the Facebook IPO in an amount not to exceed $62.0 million. On April 2, 2013, the Company submitted an accommodation claim to Nasdaq totaling approximately $13.0 million comprising approximately $2.6 million which would be reimbursed to customers and approximately $10.4 million to be retained by the Company (related to customer trades which had previously been reimbursed to customers by the Company). Nasdaq acknowledged receipt of the April 2, 2013 claim but the Company has not received any indication from Nasdaq as to whether the Company will receive the full amount of the claim.
Lease & Contract Obligations
The Company leases office space under noncancelable operating leases. Certain office leases contain fixed dollar-based escalation clauses. Rental expense from continuing operations under the office leases was $3.8 million, and $3.4 million for the three months ended March 31, 2013 and 2012, respectively, and is included in Occupancy and equipment rentals on the Consolidated Statements of Operations.
The Company leases certain computer and other equipment under noncancelable operating leases and has entered into guaranteed employment contracts with certain employees. As of March 31, 2013, future minimum rental commitments under all noncancelable office, computer and equipment leases (“Gross Lease Obligations”), Sublease Income and guaranteed employment contracts longer than one year (“Other Obligations”) were as follows (in thousands):

	Gross Lease Obligations	Sublease Income	Net Lease Obligations	Other Obligations
Nine months ending December 31, 2013	$16,973	$1,656	$15,317	$—
Year ending December 31, 2014	21,526	1,634	19,892	—
Year ending December 31, 2015	20,759	1,353	19,406	—
Year ending December 31, 2016	20,352	1,333	19,019	—
Year ending December 31, 2017	20,178	1,412	18,766	—
Thereafter through August 31, 2023	79,040	194	78,846	—
Total	$178,828	$7,582	$171,246	$—
During the normal course of business, the Company collateralizes certain leases or other contractual obligations through letters of credit or segregated funds held in escrow accounts. At March 31, 2013, the Company had provided a letter of credit for $1.0 million, collateralized by U.S. Treasury Bills, as a guarantee for one of the Company’s lease

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

obligations. In the ordinary course of business, Knight Capital Group, Inc. also has provided, and may provide in the future, unsecured guarantees with respect to the payment obligations of certain of its subsidiaries under trading, repurchase, financing and stock loan arrangements, as well as under certain leases.
The Company has floating rate HECMs which the borrowers have additional borrowing capacity of approximately $577.2 million and $478.1 million as of March 31, 2013 and December 31, 2012, respectively. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance generally available on a scheduled payments basis.
During the normal course of business, the Company may enter into futures contracts. These financial instruments are subject to varying degrees of risks whereby the fair value of the securities underlying the financial instruments, may be in excess of, or less than, the contract amount. The Company is obligated to post collateral against certain futures contracts.
The following tables summarize the Company’s futures contract activity (in thousands):

Futures Contracts	Statements of Financial Condition Location	Fair Value of (liability)
		March 31, 2013	December 31, 2012
Notional Value	Not Applicable	$(309,536)	$(172,302)
Fair Value	Payable to brokers, dealers and clearing organizations	$(371)	$(1,921)

		Gain (loss) Recognized
		For the three months ended March 31,
Futures Contracts	Statements of Operations Location	2013	2012
Unrealized gain (loss)	Net trading revenue	$25	$(6,462)

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
Upon the acquisition of the futures business of Penson in June 2012, the Company began providing execution and clearing services in futures and options on futures contracts to facilitate customer transactions on major U.S. and European futures and options exchanges. Customer activities may expose the Company to off-balance sheet risk in the event the FCM customer is unable to fulfill its contracted obligation as the Company guarantees the performance of its clients to the respective clearing houses or other brokers. In accordance with regulatory requirements and market practice, the Company requires its customers to meet, at a minimum, the margin requirements established by each of the exchanges at which contracts are traded. Margin is a good faith deposit from the customer that reduces risk to the Company of failure by the customer to fulfill obligations under these contracts. The Company establishes customer credit limits and monitors required margin levels on a daily basis and, pursuant to such guidelines, require customers to deposit additional collateral, or to reduce positions, when necessary. Further, the Company seeks to reduce credit risk by entering into netting agreements with customers, which permit receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits and collateral held at March 31, 2013 and December 31, 2012 were adequate to minimize the risk of material loss that could be created by positions held at that time.
In the normal course of its operations, the Company enters into contracts that contain a variety of representations and warranties which provide general indemnifications. The Company’s maximum exposure under these arrangements

KNIGHT CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
20.    Business segments
In the first quarter of 2013, the Company changed its reporting segments from four operating segments: (i) Market Making, (ii) Institutional Sales and Trading, (iii) Electronic Execution Services and (iv) Corporate and Other to three operating segments: (i) Market Making; (ii) Global Execution Services; and (iii) Corporate and Other. This change was made to better reflect the Company's client offerings, changes in senior management, the combination of the institutional equities sales teams and how the businesses are managed.
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
The Global Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to Market Making segment, Global Execution Services segment generally does not act as a principal to transactions that are executed within this segment, however, it will commit capital on behalf of clients as needed, and generally earns commissions for acting as agent between the principals to the trade. Global Execution Services also includes equity sales and trading(including ETFs) , reverse mortgage origination and securitization and asset management. This segment also facilitates client orders through program, block, and riskless principal trades and provides capital markets services, including equity offerings as well as private placements. Additionally, the Global Execution Services segment includes the FCM business, which comprises certain assets and liabilities that the Company acquired or assumed from the futures division of Penson Financial Services, Inc. on June 1, 2012. This business provides execution and clearing services on major U.S. and European futures and options exchanges for clients.
The Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and other expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support Knight’s other segments such as self-clearing services, including stock lending.
The Company’s revenues, income (loss) from continuing operations before income taxes (“Pre-tax earnings”) and total assets by segment are summarized in the following table (in thousands):

	Market Making	Global Execution Services	Corporate and Other	Consolidated Total
For the three months ended March 31, 2013:
Revenues	$150,729	$122,373	$12,054	$285,156
Pre-tax earnings	36,550	10,717	(29,363)	17,904
Total assets	2,107,033	6,501,730	2,158,343	10,767,106
For the three months ended March 31, 2012:
Revenues	$152,166	$140,270	$10,036	$302,472
Pre-tax earnings	45,131	23,845	(17,878)	51,098
Total assets	2,001,430	3,794,641	1,817,959	7,614,030
Total Assets do not include Assets of business held for sale of $145.7 million and $389.7 million at March 31, 2013 and 2012, respectively.
Prior year amounts have been recast to conform with current year segment presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations should be read in conjunction with our audited Consolidated Financial Statements and notes for the year ended December 31, 2012 included in our Form 10-K/A as filed with the U.S. Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K/A for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q herein. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K/A for the year ended December 31, 2012.
Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those under “Management's Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and “Risk Factors” in Part II and the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about Knight Capital Group, Inc.'s (the “Company” or “Knight”) industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the pending strategic business combination of Knight and GETCO Holding Company, LLC (“GETCO”) (the “Merger”); (ii) the August 1, 2012 technology issue that resulted in the Company's broker-dealer subsidiary, Knight Capital Americas LLC, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to the Company's capital structure and business as well as actions taken in response thereto and consequences thereof; (iii) the sale of the Company's institutional fixed income sales and trading business; (iv) the Company's ability to recover all or a portion of the damages that are attributable to the manner in which NASDAQ OMX handled the Facebook IPO; (v) changes in market structure, legislative, regulatory or financial reporting rules; (vi) past or future changes to the Company's organizational structure and management; and (vii) the costs, integration, performance and operation of businesses previously acquired or developed organically, or that may be acquired or developed organically in the future. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein.
Readers should carefully review the risks and uncertainties disclosed in the Company's reports with the SEC, including those detailed under “Certain Factors Affecting Results of Operations” in MD&A herein and under “Risk Factors” herein and in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012 and in other reports or documents the Company or the new Knight/GETCO holding company (KCG Holdings, Inc.) files with, or furnishes to, the SEC from time to time. This information should also be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
In addition to factors previously disclosed in the Company's reports filed with the SEC and those identified elsewhere in our Annual Report on Form 10-K, the following factors related to the Merger, among others, could cause actual results to differ materially from forward-looking statements or historical performance: ability to obtain regulatory approvals and meet other closing conditions to the Merger, including approval by Knight and GETCO stockholders, on the expected terms and schedule; delay in closing the Merger; difficulties and delays in integrating the Knight and GETCO businesses or fully realizing cost savings and revenue opportunities; business disruption following the Merger; the inability to sustain revenue and earnings growth; and customer and client actions.
Executive Overview
We are a global financial services firm that provides access to the capital markets across multiple asset classes to a broad network of clients, including broker dealers, institutions and corporations. We seek to continually apply our expertise and innovation to the market making and trading process to build lasting client relationships through consistent performance and superior client service.

On December 19, 2012, Knight, GETCO Holding Company, LLC (“GETCO”) and an affiliate of GETCO entered into an agreement and plan of merger, which was subsequently amended and restated on April 15, 2013 to adjust the exchange ratios but not the aggregate consideration (the “Merger Agreement”) for a strategic business combination. As a result of the proposed strategic business combination (the “Merger”), Knight and GETCO will each become a wholly owned subsidiary of KCG Holdings, Inc. (formerly known as Knight Holdco, Inc.), a newly-formed Delaware corporation (“KCG”). The business of KCG will be the combined business of Knight and GETCO. The Merger is expected to be completed in mid-2013, subject to approval by our stockholders and GETCO's voting unitholders, customary regulatory approvals and satisfaction of customary closing conditions.
In the first quarter of 2013, the Company changed its reporting segments from Market Making, Institutional Sales and Trading, Electronic Execution Services and Corporate and Other to (i) Market Making, (ii) Global Execution Services and (iii) Corporate and Other. This change was made to better reflect our client offerings, changes in our senior management, the combination of our institutional equities sales teams and how our businesses are managed. As of March 31, 2013, our operating segments comprised the following:

•
Market Making—Knight's Market Making segment principally consists of market making in global equities and listed domestic options. As a market maker, the Company commits capital for trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. The Market Making segment primarily includes client, and to a lesser extent, non-client electronic market making activities in which the Company operates as a market maker in equity securities quoted and traded on the Nasdaq Stock Market, the over-the-counter ("OTC") market for New York Stock Exchange (“NYSE”), NYSE Amex Equities (“NYSE Amex”), NYSE Arca listed securities, and several European exchanges. As a complement to electronic market making, Knight's cash trading business handles specialized orders and also transacts on the OTC Bulletin Board, marketplaces operated by the OTC Markets Group Inc. and the Alternative Investment Market (“AIM”) of the London Stock Exchange. The segment also provides trade executions as an equities Designated Market Maker (“DMM”) on the NYSE and NYSE Amex. Market Making also includes our option market making business which trades on substantially all domestic electronic exchanges.

•
Global Execution Services— Knight's Global Execution Services segment offers access via its electronic agency-based platforms to markets and self-directed trading in equities, options, fixed income, foreign exchange and futures. In contrast to the Market Making segment, the Global Execution Services segment generally does not act as a principal to transactions that are executed within this segment, however, it will commit capital on behalf of clients as needed, and generally earns commissions for acting as agent between the principals to the trade. Global Execution Services also includes equity sales and trading (including exchange traded funds ("ETFs")), reverse mortgage origination and securitization and asset management. This segment also facilitates client orders through program, block, and riskless principal trades and provides capital markets services, including equity offerings as well as private placements. Additionally, the Global Execution Services segment includes the futures commission merchant ("FCM") business, which comprises certain assets and liabilities that we acquired or assumed from the futures division of Penson Financial Services, Inc. on June 1, 2012. This business provides futures execution and clearing services on major U.S. and European futures and options exchanges for clients.

Management from time to time conducts a strategic review of our businesses and evaluates its potential value in the marketplace relative to their current and expected returns.  To the extent management and our Board of Directors determine a business may return a higher value to shareholders through a divestiture, or is no longer core to our strategy, management may pursue a sale process.  As of the date of this report we are exploring the sale of certain non-core and non-strategic assets, including our reverse mortgage origination and securitization business. While the process is ongoing, there is no assurance that any transaction will occur, or if a transaction is entered into, what the terms would be.  Any potential transaction would be subject to the approval of our Board of Directors, and the consummation would likely be subject to customary closing conditions, including receipt of required regulatory approvals and applicable consents.

•
Corporate and Other— Knight's Corporate and Other segment invests in strategic financial services-oriented opportunities, allocates, deploys and monitors all capital, and maintains corporate overhead expenses and all other income and expenses that are not attributable to the other segments. The Corporate and Other segment houses functions that support Knight's other segments such as self-clearing services, including stock lending activities.

The following table sets forth: (i) Revenues, (ii) Expenses and (iii) Pre-tax earnings (loss) from continuing operations of our segments and on a consolidated basis (in thousands):

	For the three months ended March 31,
	2013	2012 (1)
Market Making
Revenues	$150,729	$152,166
Expenses	114,178	107,035
Pre-tax earnings	36,550	45,131
Global Execution Services
Revenues	122,373	140,270
Expenses	111,656	116,425
Pre-tax earnings	10,717	23,845
Corporate and Other
Revenues	12,054	10,036
Expenses	41,417	27,914
Pre-tax loss	(29,363)	(17,878)
Consolidated
Revenues	285,156	302,472
Expenses	267,252	251,374
Pre-tax earnings	$17,904	$51,098
Totals may not add due to rounding.

(1)	Prior period amounts have been recast to conform with current period segment presentation.
Consolidated revenues for the three months ended March 31, 2013 decreased $17.3 million, or 5.7%, from the same period a year ago, while consolidated expenses increased $15.9 million. Consolidated pre-tax earnings from continuing operations for the three months ended March 31, 2013 was $17.9 million as compared to consolidated pre-tax earnings of $51.1 million for the same period a year ago.
The changes in our Pre-tax earnings (loss) from continuing operations by segment from the three months ended March 31, 2012 are summarized as follows:

•
Market Making— Our pre-tax earnings from Market Making for the three months ended March 31, 2013 was $36.6 million, compared to pre-tax earnings of $45.1 million for the comparable period in 2012. The decrease in results was due to lower volumes, increases in payments for order flow and a decrease in market volumes and volatility.

•
Global Execution Services—Our pre-tax earnings from Global Execution Services for the three months ended March 31, 2013 was $10.7 million, compared to pre-tax earnings of $23.8 million from the comparable period in 2012. The decrease in results was due to a decline in client volumes from our listed derivatives and institutional sales businesses and an additional $4.4 million in compensation costs related to workforce reductions incurred in 2013 in an effort to combine our voice and electronic sales teams offset, in part, by increased earnings from our reverse mortgage business.

•
Corporate and Other—Our pre-tax loss from our Corporate and Other segment of $29.4 million for the three months ended March 31, 2013 increased by $11.5 million from the comparable period in 2012. The increase in loss is primarily due to higher professional fees related to the announced merger and the August 1, 2012 trading loss, and additional compensation costs related to workforce reductions offset, in part, by higher gains in our strategic investments. Excluding the additional professional fees and compensation costs, the pre-tax loss from our Corporate and Other segment was $15.8 million for the three months ended March 31, 2013.

Certain Factors Affecting Results of Operations
We may experience significant variation in our future results of operations. Fluctuations in our future performance may result from numerous factors, including, among other things, global financial market conditions and the resulting competitive, credit and counterparty risks; cyclicality, seasonality and other economic conditions; the value of our securities positions and other financial instruments and our ability to manage the risks attendant thereto; the volume, notional dollar value traded and volatility levels within the core markets where our market making and trade execution businesses operate; the composition, profile and scope of our relationships with institutional and broker-dealer clients; the performance, size and volatility of our client market making portfolios; the performance, size and volatility of our non-client principal trading activities; HECMs origination and HMBS securitization volumes and spreads; the overall size of our balance sheet and capital usage; further impairment of goodwill and/or intangible assets; the performance of our global operations, trading technology and technology infrastructure; the effectiveness of our self-clearing and futures platforms and our ability to manage risk related thereto; the availability of credit and liquidity in the marketplace; our ability to prevent erroneous trade orders from being submitted due to of technology or other issues (such as occurred on August 1, 2012) and avoiding the consequences thereof; the performance, operation and connectivity to various market centers; our ability to manage personnel, compensation, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow; changes to execution quality and changes in clearing, execution and regulatory transaction costs; interest rate movements; the addition or loss of executive management, sales, trading and technology professionals; geopolitical, legislative, legal, regulatory and financial reporting changes specific to financial services and global trading; legal or regulatory matters and proceedings; the pending strategic business combination of the Company and GETCO and the costs and integration associated therewith; the amount, timing and cost of business divestitures/acquisitions or capital expenditures; the integration, performance and operation of acquired businesses; the incurrence of costs associated with acquisitions and dispositions; investor sentiment; and technological changes and events.
Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation, increases in market share, growth and profitability in our three operating segments. If demand for our services declines or our performance deteriorates significantly due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue to achieve the level of revenues that we have experienced in the past or that we will be able to improve our operating results.
Trends
Global Economic Trends
Our businesses are affected by many factors in the global financial markets and worldwide economic conditions. These factors include the growth level of gross domestic product in the U.S., Europe and Asia, and the existence of transparent, efficient and liquid equity and debt markets and the level of trading volumes and volatility in such markets.
During the quarter ended March 31, 2013, trade volume and volatility levels across equity markets decreased as compared to the previous quarter. Secondary trading volumes in the equity markets were down significantly from prior years. Overall, there are still concerns about global stability and growth, inflation and declining asset values.
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

•
Market Making and Global Execution Services transaction volumes executed by clients have fluctuated over the past few years due to retail and institutional investor sentiment, market conditions and a variety of other factors. Market Making and Global Execution Services transaction volumes may not be sustainable and are not predictable.

•
Over the past several years exchanges have become far more competitive, and market participants have created alternative trading systems (“ATS”), ECN and other execution venues which compete within the OTC and listed trading venues. For example, on July 3, 2012, the SEC approved rules submitted by the NYSE and NYSE Amex to establish a Retail Liquidity Program (“RLP”) on a pilot basis for one year. The RLP seeks to attract retail flow to the NYSE and NYSE Amex. This new program (as well as similar programs established by other national stock exchanges) could draw market share away from the Company, and thus negatively impact our business. In addition, there are many new entrants into the market, including ATS, Multilateral Trading Facilities, systematic internalizers, dark liquidity pools, high frequency trading firms, and market making firms competing for retail and institutional order flow. Further, many broker-dealers offer their own internal crossing networks. These factors continue to create further fragmentation and competition in the marketplace.

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

•
There has been continued scrutiny of the capital markets industry by the regulatory and legislative authorities, both in the U.S. and abroad. New legislation or new or modified regulations and rules could occur in the future. Members of the U.S. Congress continue to ask the SEC and other regulators to closely review the financial markets regulatory structure and make the changes necessary to insure the rule framework governing the U.S. financial markets is comprehensive and complete. The SEC and other regulators have adopted and will continue to propose and adopt rules where necessary, on a variety of marketplace issues – including, but not limited to: high frequency trading, indications of interest, off-exchange trading, dark liquidity pools, internalization, post-trade attribution, colocation, market access, short sales, consolidated audit trails and market volatility rules (including, circuit breakers and limit-up, limit-down rules).

•
We expect increases, possibly substantial, in Section 31 fees and fees imposed by other regulators. In addition, DTCC and NSCC are considering proposals which could require substantial increases in clearing margin, liquidity and collateral requirements.

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

•
Over the last few years, some of the largest reverse mortgage originators exited the reverse mortgage business. Declining home values, the inability to assess borrowers’ financial health and the focus on other business lines were cited as factors contributing to their respective decisions.

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

Three Months Ended March 31, 2013 and 2012
Revenues
Market Making

	For the three months ended March 31,
	2013	2012	Change	% of Change
Commissions and fees (millions)	$17,701	$22,366	$(4,665)	-20.9%
Net trading revenue (millions)	136,317	127,091	9,226	7.3%
Interest, net (millions)	(3,290)	2,707	(5,997)	N/M
Total Revenues from Market Making (millions)	$150,728	$152,165	(1,437)	-0.9%
U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)	22.2	21.9	0.3	1.4%
Average daily trades (thousands)	2,973.3	3,334.6	(361.3)	-10.8%
Nasdaq and Listed shares traded (billions)	43.0	47.3	(4.3)	-9.1%
FINRA OTC Bulletin Board and Other shares traded (billions)	183.1	171.2	11.9	7.0%
Average revenue capture per U.S. equity dollar value traded (bps)	1.00	0.99	0.01	1.0%
Totals may not add due to rounding.
N/M - Not meaningful
Total revenues from the Market Making segment, which primarily comprises Net trading revenues and Commissions and fees from our domestic businesses, decreased slightly to $150.7 million for the three months ended March 31, 2013, from $152.2 million for the comparable period in 2012. Revenues were negatively impacted by fewer trades which was impacted by a decrease in market volumes as well as a decrease in market volatility offset, in part, by higher revenues from our European market making and option market making businesses.
Average revenue capture per U.S. equity dollar value traded was 1.0 basis point (“bps”) for the first quarter of 2013, up 1.0% from 0.99 bps from the first quarter of 2012. Average revenue capture per U.S. equity market making dollar value traded is calculated as the total of net domestic market making trading revenues plus volume based fees from providing liquidity to other trading venues (included in Commissions and fees), less certain transaction-related regulatory fees (included in Execution and clearance fees) (collectively “Domestic U.S. Equity Market Making

Revenues”), divided by the total dollar value of the related equity transactions. Domestic U.S. Equity Market Making Revenues were $133.3 million and $134.6 million for the three months ended March 31, 2013 and 2012, respectively.
Global Execution Services

	For the three months ended March 31,
	2013	2012	Change	% of Change
Commissions and fees (millions)	$107,524	$118,898	$(11,374)	-9.6%
Net trading revenue (millions)	12,591	26,065	(13,474)	-51.7%
Other revenues (millions)	2,259	(4,693)	6,952	N/M
Total Revenues from Electronic Execution Services (millions)	$122,373	$140,270	(17,897)	-12.8%
Average daily Knight Direct equity shares (millions)	184.6	182.7	1.9	1.0%
Average daily Knight Hotspot FX notional dollar value traded ($ billions)*	27.8	27.8	—	—
Totals may not add due to rounding.
* In the second quarter of 2012, Knight modified the reporting of Knight Hotspot FX notional dollar value traded volume to count one side of the transaction. The company previously counted total client volume to include both sides of the transaction. The company posts Knight Hotspot FX volume statistics each month to its web site, which has been updated to show one-sided volume statistics dating back to the beginning of 2011.
N/M - Not meaningful
Total revenues from the Global Execution Services segment, which primarily comprises Commissions and fees and Net trading revenues from agency execution activity, decreased 12.8% to $122.4 million for the three months ended March 31, 2013, from $140.3 million for the comparable period in 2012. Revenues were negatively impacted by a decline in client volumes from our listed derivatives and institutional equities businesses offset, in part, by increased revenues from our reverse mortgage business and the addition of our futures business, which was acquired in June 2012.
Corporate and Other

	For the three months ended March 31,
	2013	2012	Change	% of Change
Total Revenues from Corporate and Other (millions)	$12,054	$10,036	$2,018	20.1%
Total revenues from the Corporate and Other segment, which primarily represent interest income from our stock borrow activity, gains or losses on strategic investments and deferred compensation investments related to certain employees and directors increased to $12.1 million for the three months ended March 31, 2013, from $10.0 million for the comparable period in 2012. The primary driver for the increase in revenues was higher gains from our strategic investments.
Expenses
Employee compensation and benefits expense decreased to $107.8 million for the three months ended March 31, 2013 from $112.3 million for the comparable period in 2012. As a percentage of total revenues, Employee compensation and benefits increased slightly to 37.8% for the three months ended March 31, 2013, from 37.1% for the comparable period in 2012. As a percentage of revenues, excluding compensation expenses related to reductions in our workforce of $8.9 million, Employee compensation and benefits decreased to 34.7% for the three months ended March 31, 2013, from 37.1% for the comparable period in 2012.The decrease on a dollar basis was primarily due to an overall decrease in revenues and profitability and change in the mix of our revenues across businesses in addition to a reduction in the number of employees offset, in part, by higher costs associated with a reduction in our workforce.
The number of full time employees decreased to 1,269 at March 31, 2013 as compared to 1,299 at March 31, 2012. Both periods exclude employees affected by the announced sale of our institutional fixed income sales and trading business. The decrease is due to the first quarter 2013 reduction in workforce offset, in part, by the acquisition of our futures business. Employee compensation and benefits expense fluctuates, for the most part, based on changes in our business mix, revenues, profitability and the number of employees.
Execution and clearance fees decreased 3.6% to $50.5 million for the three months ended March 31, 2013, from $52.3 million for the comparable period in 2012. Execution and clearance fees decreased on a dollar basis due to decrease in equity volumes. Execution and clearance fees fluctuate based on changes in transaction volumes, shift in business mix, regulatory fees and operational efficiencies and scale.
Payments for order flow increased 61.8% to $35.1 million for the three months ended March 31, 2013, from $21.7 million for the comparable period in 2012. The increase is primarily due to a lower revenue base, additional costs as we regain market share, and adjustments to payment rates as well as an increase in fees paid to third party brokers on increased wholesale reverse mortgage loan production. As a percentage of total revenue, Payments for order flow increased to 12.3% for the three months ended March 31, 2013, from 7.2% for the comparable period in 2012. Payments for order flow fluctuate as a percentage of revenue due to changes in volume, reverse mortgage loan production, client and product mix, profitability, and competition.
Professional fees increased to $13.0 million for the three months ended March 31, 2013, from $4.9 million for the comparable period in 2012 due to higher consulting expenses and legal costs related to our August 1, 2012 trading loss and the announced GETCO Merger. Excluding the $9.3 million fees related to the Merger and August 1, 2012 trading loss, Professional fees decreased to $3.8 million for the three months ended March 31, 2013.
All other expenses increased by 13.5%, or $8.8 million, to $73.9 million for the three months ended March 31, 2013 from $65.1 million for the comparable period in 2012. Communications and data processing expense increased primarily due to higher market data and connectivity expenses as a result of the addition of our futures business. Interest expense decreased slightly primarily due to decrease in our securities lending activity. Occupancy and equipment rentals expense remained relatively flat. Business development expense decreased due to fewer client-related events and lower advertising costs. Other expenses increased due to higher reserves associated with the increase in our GNMA issuances.
Our effective tax rate for the three months ended March 31, 2013 from continuing operations of 38.5% differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges. Our effective tax rate for the three months ended March 31, 2012 from continuing operations of 38.9% differed from the federal statutory rate of 35% primarily due to state and local income taxes and non-deductible charges.
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax Earnings
We believe that certain non-GAAP financial presentations, when taken into consideration with the corresponding GAAP financial presentations, are important in understanding our operating results. The adjustments incorporate the effects of professional fees related to the announced merger with GETCO and August 1, 2012 technology issue, and compensation expenses related to a reduction in workforce. We believe this presentation provides meaningful information to shareholders and investors as they provide comparability for our results of operations for the quarter ended March 31, 2013 with the results for the quarter ended March 31, 2012. The following table provides a full reconciliation of GAAP to non-GAAP pre- tax results for the three months ended March 31, 2013 (in thousands):

Three months ended March 31, 2013	Market Making	Global Execution Services	Corporate and Other	Consolidated
Reconciliation of GAAP Pre-Tax to Non-GAAP Pre-Tax:
GAAP Income (loss) from continuing operations before income taxes	$36,550	$10,717	$(29,363)	$17,904
Professional fees related to merger and August 1st Loss	—	—	9,252	9,252
Compensation expenses related to reduction in workforce	230	4,410	4,277	8,917
Non-GAAP Income (loss) from continuing operations before income taxes	$36,780	$15,127	$(15,834)	$36,073
Totals may not add due to rounding

Financial Condition, Liquidity and Capital Resources
Financial Condition
We have historically maintained a highly liquid balance sheet, with a substantial portion of our total assets consisting of cash, highly liquid marketable securities and short term receivables. As of March 31, 2013 and December 31, 2012, we had total assets of $10.91 billion and $9.78 billion, respectively, a portion of which consisted of cash or assets readily convertible into cash as follows (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$439,182	$413,926
Financial instruments owned, at fair value:
Equities	1,538,856	1,463,916
U.S. government and Non-U.S. government obligations	21,220	34,339
Corporate debt	125,298	76,818
Listed equity options	231,044	202,091
Collateralized agreements:
Securities borrowed	1,414,794	1,008,720
Receivables from brokers, dealers and clearing organizations	1,107,202	868,805
Assets of business held for sale	109,138	310,868
Total cash and assets readily convertible to cash	$4,986,734	$4,379,483
Totals may not add due to rounding.
Substantially all of the amounts disclosed in the table above can be liquidated into cash within five business days under normal market conditions, however, the liquidated values may be subjected to haircuts during distressed market conditions as we saw following our August 1, 2012 trading loss. In April 2013, we received a tax refund of $107.8 million from the Internal Revenue Service as a result of the carryback of 2012 tax losses which were primarily as a result of our August 1, 2012 trading loss. The receivable was included within Income taxes receivable on our Consolidated Statements of Financial Condition.
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
As of March 31, 2013 and December 31, 2012, $1.05 billion and $1.08 billion, respectively, of equities have been pledged as collateral to third-parties under financing arrangements.
Other assets primarily represent deposits, net deferred tax assets and other miscellaneous receivables.
Total assets increased 1.13 billion, or 11.6%, from $9.78 billion at December 31, 2012 to $10.91 billion at March 31, 2013. The majority of the increase in assets relates to the growth of our financial instruments owned. Financial instruments owned increased by $840.9 million, or 14.0%, from $6.02 billion at December 31, 2012, to $6.86 billion at March 31, 2013, primarily due to the $737.4 million increase in securitized HECM loan inventory, which represents HECM loans that have been securitized into GNMA securities which have been sold to third parties but where the securitization is not accounted for as a sale under current accounting standards while the remaining increase relates to increases in our inventory related to our market making business. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. Securities borrowed increased by $406.1 million, from $1.01 billion at December 31, 2012 to $1.41 billion at March 31, 2013. This increase is related to the increases in our short trading inventory in addition to the increase in our balance at clearing brokers included within Receivable from brokers, dealers and clearing organizations that also assist in funding our inventory.

Receivable from brokers, dealers and clearing organizations increased by $238.4 million, from $868.8 million at December 31, 2012 to $1.11 billion at March 31, 2013, due to increased deposits at third party clearing organizations including customer balances related to our futures business as well as timing relating to trade date versus settlement date differences. The increase was offset, in part, by a decrease in Assets of business held for sale which decreased $303.8 million from $449.5 million at December 31, 2012 to $145.7 million at March 31, 2013, primarily due to a decrease in fixed income securities positions as we near the agreed upon sale of our fixed income business.
Total liabilities increased $1.13 billion, or 13.6%, from $8.3 billion at December 31, 2012 to $9.43 billion at March 31, 2013. The majority of the increase in liabilities relates to increases in Collateralized financings and Payable to customers. Collateralized financings increased by $1.08 billion, or 21.6%, from $5.01 billion at December 31, 2012, to $6.09 billion at March 31, 2013 primarily due to the increased Liability to GNMA trusts, at fair value associated with the securitization of HECM loans into GNMA securities, where such securitization is not accounted for as a sale. Financial instruments sold, not yet purchased increased by $281.4 million, or 19.5%, from $1.45 billion at December 31, 2012, to $1.73 billion at March 31, 2013, primarily due to a increase in the size of the securities inventory utilized in our equity and option market making activities. Our securities inventory fluctuates based on trading volumes, market conditions, trading strategies utilized and our pre-determined risk limits. The increase in Financial instruments sold, not yet purchased is consistent with the increase in our long securities position within our market making business. Payable to customers increased by $73.4 million, from $388.7 million at December 31, 2012 to $462.0 million at March 31, 2013, primarily due to the expansion of our futures business. Liabilities of business held for sale decreased by $272.0 million, from $357.7 million at December 31, 2012 to $85.6 million at March 31, 2013, primarily due to the agreed upon sale of our institutional fixed income sales and trading business.
Stockholders’ equity, increased by $233.3 million, from $1.25 billion at December 31, 2012 to $1.49 billion at March 31, 2013. The increase in stockholders’ equity from December 31, 2012 was primarily a result of the conversion of our remaining convertible preferred stock into Class A common stock during the first quarter of 2013.
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
Effective February 28, 2013, all shares of our Series A convertible preferred stock (“Series A Preferred Stock”) were mandatorily converted into shares of Class A common stock as a result of the Company’s Class A common stock having traded above 200% of the $1.50 per share conversion price for 60 consecutive trading days.
At March 31, 2013, we had net current assets, which consist of net assets readily convertible into cash less current liabilities, of approximately $1.23 billion.
We have acquired several businesses over the last few years. In July 2010, we acquired Urban Financial Group, Inc. (“Urban”) for $28.4 million, comprising $19.4 million in cash, approximately 350,000 shares of unregistered Knight Class A common stock valued at $5.0 million and a potential earn-out based on future performance valued at $4.7 million. Urban achieved its first and second year performance targets as of July 31, 2011 and 2012, respectively. Therefore, the seller received $1.3 million split evenly between cash and unregistered shares of Knight common stock in each of those years. In June 2012, we acquired certain assets and assumed certain liabilities of Penson Futures, the futures division of Penson Financial Services, Inc. for $5.0 million in cash and a potential earn-out based on future performance with an estimated fair value of $3.5 million. We expect to fund the purchase price of any future acquisitions with our current cash position or, in some cases, through the issuance of our stock or debt.
Net income from continuing operations was $11.0 million for the three months ended March 31, 2013 and $31.2 million for the three months ended March 31, 2012 . Included in these amounts were certain non-cash expenses such as stock-based compensation, depreciation, amortization and certain non-cash writedowns. Stock-based compensation was $12.0 million and $11.0 million for the three months ended March 31, 2013 and 2012, respectively. Depreciation and amortization expense was $9.7 million and $11.6 million for the three months ended March 31, 2013 and 2012, respectively. There were no non-cash writedowns for the three months ended March 31, 2013 or 2012.
Capital expenditures related to our continuing operations were $5.3 million and $7.6 million during the three months ended March 31, 2013 and 2012, respectively. Purchases of investments were $1.1 million and $9.5 million during the three months ended March 31, 2013 and 2012, respectively. Dividends and distributions received from investments were $4.6 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. There were no payments relating to acquisitions of businesses, trading rights and other items, net of cash received during the three months ended March 31, 2013 and 2012, respectively.
In March 2010, we issued Cash Convertible Senior Subordinated Notes (“Notes”) with a face amount of $375.0 million in a private offering. Net proceeds from the offering were $167.5 million, which included $15.0 million from the sale of warrants, less $140.5 million for the termination and required repayment of the borrowings under our previous $140.0 million credit agreement including accrued interest, $73.7 million for the purchase of call options and $8.5 million of offering expenses. The Notes bear interest at a rate of 3.50% per year, payable semi-annually in arrears, on March 15 and September 15 of each year, commencing on September 15, 2010 and will mature on March 15, 2015, subject to earlier repurchase or conversion. For the three months ended March 31, 2013 and 2012, we recognized interest expense related to the Notes of $7.0 million and $6.7 million, respectively.
In June 2011, we entered into a $100.0 million three-year Term Loan Credit Agreement (the “Term Credit Agreement”) with a consortium of banks. As of December 31, 2012, the Company has borrowed all the funds under the Term Credit Agreement and the interest rate was 2.72% per annum, which is based on the one month LIBOR rate plus 2.50%. Interest is paid monthly. The Term Credit Agreement is repayable in three installments as follows: $25.0 million on June 28, 2013, $25.0 million on December 27, 2013 and $50.0 million on June 27, 2014. For each of the three months ended March 31, 2013 and 2012, we recognized interest expense related to the Term Credit Agreement of $0.7 million.
On May 7, 2013, we repaid all amounts outstanding under, and terminated, the Term Credit Agreement. We used a portion of the proceeds received from a federal tax refund to repay the Term Credit Agreement. The borrowings under the Term Credit Agreement were payable in full by June 27, 2014. There were no penalties for early termination.
In June 2011, we also entered into a $200.0 million one-year Revolving Credit Agreement (the “Revolving Credit Agreement”) with Knight Execution & Clearing Services LLC (“KECS”) and Knight Capital Americas, L.P., as borrowers, with a consortium of banks. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to the greater of the federal funds rate or the one month LIBOR rate plus a margin ranging from 1.50% – 2.00% per annum. Interest is payable quarterly. In June 2012, we renewed our Revolving Credit Agreement with substantially the same consortium of banks on substantially the same terms and conditions as the Revolving Credit Agreement. As a result of the consolidation of Knight Capital Americas, L.P. into KECS as of June 30, 2012, and the subsequent renaming of KECS to Knight Capital Americas LLC (“KCA”), KCA is now the sole borrower under the Revolving Credit Agreement. In August 2012, we drew down the full $200.0 million available under our Revolving Credit Agreement and repaid in full by the next business day. As of March 31, 2013, and December 31, 2012 there were no outstanding borrowings under the Revolving Credit Agreement. We are charged an annual commitment fee of 0.25% on the average daily amount of the unused portion of the Revolving Credit Agreement. For each of the three months ended March 31, 2013 and 2012, we recorded $0.1 million in commitment fees. The Revolving Credit Agreement was renewed with substantially the same consortium of banks on substantially the same terms and conditions as the Term Credit Agreement on June 27, 2012 and will expire on June 26, 2013.
In December 2012, Knight entered into amendments to the Term Credit Agreement and Revolving Credit Agreement. These amendments were made to clarify treatment of losses related to securities transactions and amend certain other provisions described therein.
In August 2012, we raised $400.0 million in equity financing through the August 2012 Recapitalization. Under the terms of the August 2012 Recapitalization, we sold 400,000 shares of Series A Preferred Stock. We incurred approximately $40.5 million of fees and costs related to the issuance resulting in net proceeds of $359.5 million. Dividends on the Series A Preferred Stock accrued daily and were payable quarterly, in arrears, on each January 15, April 15, July 15 and October 15, commencing on October 15, 2012, in cash at a rate per annum equal to 2% of the liquidation preference of $1,000 per share. During 2012, we declared two quarterly dividends with respect to the Series A Preferred Stock. The first dividend which was paid on October 15, 2012 totaled $1.1 million based upon 274,215 Series A Preferred Stock outstanding as of the record date covering the period from August 6, 2012 through October 14, 2012. The second dividend which was paid on January 15, 2013 totaled $1.2 million based upon 243,463 Series A Preferred Stock outstanding as of the record date covering the period from October 15, 2012 through January 15, 2013. As the second dividend was declared prior to December 31, 2012, it was reflected in the Consolidated Financial Statements for the year ended December 31, 2012 as a reduction in Retained earnings and in the earnings per share calculation as an increase in the loss attributable to the common stockholders. There were no dividends declared in 2013 as all of the Series A Preferred Stock had been converted into Class A common stock.

See Footnote 12 “Long-Term Debt,” and Footnote 3 “Series A Convertible Preferred Stock” included in Part I, Item 1 “Financial Statements” of this Form 10-Q for further information regarding the Notes, Term Credit Agreement and Revolving Credit Agreement; and Series A Convertible Preferred Stock, respectively.
We have an authorized stock repurchase program of $1.00 billion. We did not repurchase any shares under the stock repurchase program during the first quarter of 2013. Through March 31, 2013, we had repurchased 76.7 million shares for $879.1 million under this program. We may repurchase shares from time to time in open market transactions, accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under Rule 10b5-1 plans. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We caution that there are no assurances that any further repurchases will actually occur. The terms of our Series A Preferred Stock prohibit us from repurchasing any shares if dividends on such shares are in arrears. We had 375.1 million shares of Class A common stock outstanding as of March 31, 2013.
Our U.S. registered broker-dealer is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and FCMs and require the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1 as well as other capital requirements from several commodity organizations including the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC, CFTC and other regulators prior to repaying subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC and the CFTC have the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. As of March 31, 2013, our broker-dealers were in compliance with the applicable regulatory net capital rules.
The following table sets forth the net capital level and requirements for our regulated U.S. broker-dealer subsidiary at March 31, 2013, as reported in its respective regulatory filing (in thousands):

Entity	Net Capital	Net Capital Requirement	Excess Net Capital
Knight Capital Americas LLC	$293,577	$23,963	$269,614
Our foreign registered broker-dealers are subject to certain financial resource requirements of either Financial Services Authority (“FSA”) or the Securities and Futures Commission (“SFC”). The following table sets forth the financial resource requirement for the following significant foreign regulated broker-dealer at March 31, 2013 (in thousands)

Entity	Financial Resources	Resource Requirement	Excess Financial Resources
Knight Capital Europe Limited	$116,307	$43,651	$72,656
On December 19, 2012, Knight, GETCO Holding Company, LLC (“GETCO”) and an affiliate of GETCO entered into an agreement and plan of merger, which was subsequently amended and restated on April 15, 2013 to adjust the exchange ratios but not the aggregate consideration (the “Merger Agreement”) for a strategic business combination. As a result of the proposed strategic business combination (the “Merger”), Knight and GETCO will each become a wholly owned subsidiary of KCG Holdings, Inc., a newly-formed Delaware corporation (“KCG”). The business of KCG will be the combined business of Knight and GETCO.
Under the Merger Agreement, existing Company common stockholders (other than GETCO and holders of Company restricted stock or other equity awards granted after December 19, 2012) will have the right to elect to receive $3.75 per share in cash or one third of a share of common stock of KCG for eachshare of Company Class A common stock they own immediately prior to the completion of the transaction. The cash consideration will be subject to pro-ration if the holders of more than 66.7% of the Company’s Class A common stock eligible for election in the transaction properly elect to receive the cash consideration for their Company shares. Jefferies & Company, Inc. and its affiliates (“Jefferies”), the largest stockholders of the Company, have agreed to limit their cash election to 50.0% of their Company shares to the extent the total cash consideration would otherwise exceed $720.0 million. This is intended to enable other Company stockholders (excluding GETCO and holders of Company restricted stock or other equity awards granted after December 19, 2012) to receive up to 66.7% of their total consideration in cash, while limiting the total cash consideration to be paid by KCG to not more than $720.0 million in the aggregate.
If the transaction is completed, GETCO unitholders are expected to receive, in aggregate, approximately 76 million shares of common stock of KCG and up to 25 million warrants to acquire shares of common stock of KCG. The warrants will be comprised of 8.33 million Class A warrants, having a $12.00 exercise price and exercisable for a four-year term; 8.33 million Class B warrants, having a $13.50 exercise price and exercisable for a five-year term; and 8.33 million Class C warrants, having a $15.00 exercise price and exercisable for a six-year term. The number of shares of common stock may increase or decrease based on the number of GETCO units outstanding as of the closing date.
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
The Merger is expected to be completed in mid-2013, subject to the approval by Knight’s stockholders and GETCO’s voting unitholders, customary regulatory approvals and satisfaction of customary closing conditions.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Discontinued Operations and Assets Held for Sale
During the first quarter of 2013, we announced that we were discontinuing our correspondent clearing business. As a result, this business has been classified as a discontinued operation and the results of its operations have been included in discontinued operations on the Consolidated Statements of Operations for all periods presented.
During the first quarter of 2013, we agreed to sell our institutional fixed income sales and trading business which operates in the U.S. and in the U.K., to Stifel, Nicolaus & Company, Inc. We expect to complete the transaction during the second quarter of 2013. As a result of our decision to sell this business, this business has been classified as held for sale and the results of its operations have been included in discontinued operations within the Consolidated Statements of Operations for all periods presented. The assets and liabilities associated with this business are recorded as Assets of business held for sale and Liabilities of business held for sale, respectively on the Consolidated Statements of Financial Condition.
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
As discussed in Footnote 12 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of this Form 10-Q, we entered into purchased call options and recorded an embedded conversion derivative concurrent with our issuance of the Notes. The fair value of these options and derivative are determined using an option pricing model based on observable inputs such as implied volatility of our common stock, risk-free interest rate, and other factors and, as such, are classified within Level 2 of the fair value hierarchy.
Our loan inventory, foreign currency forward contracts, investment in the Deephaven Funds, deferred compensation investments and certain mortgage-backed securities are also classified within Level 2.
Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. As of March 31, 2013 and December 31, 2012, we did not hold any financial instruments that met the definition of Level 3.
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

Goodwill
Goodwill of $213.9 million at March 31, 2013 primarily relates to our Global Execution Services segment. We test the goodwill in each of our reporting units for impairment at least annually by comparing the estimated fair value of each reporting unit with its estimated net book value. We derive the fair value of each of our reporting units based on valuation techniques we believe market participants would use for each segment (observable market multiples and discounted cash flow analyses) and we derive the net book value of our reporting units by estimating the amount of shareholders’ equity required to support the activities of each reporting unit. As part of our test for impairment, we also consider the profitability of the applicable reporting unit as well as our overall market value, compared to our book value. We performed our annual test for impairment of goodwill in the second quarter of 2012 and determined that goodwill was not impaired at that time. No events occured during the three months ended March 31, 2013 that would indicate that our goodwill may not be recoverable.
Intangible Assets
Intangible assets, less accumulated amortization, of $53.2 million at March 31, 2013 are primarily attributable to our Global Execution Services segment. We amortize these assets, which primarily consist of customer relationships on a straight-line basis over their useful lives, the majority of which have been determined to range from two to 17 years. We test amortizable intangibles for recoverability whenever events indicate that the carrying amounts may not be recoverable. No other events occured during the three months ended March 31, 2013 that would indicate that the carrying amounts of our intangible assets may not be recoverable. During the first quarter of 2013, we wrote off intangible assets relating to customer relationships within our fixed income business of $8.3 million which was included within (Loss) income from Discontinued operations, net of tax on the Consolidated Statements of Operations.
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
Other Estimates—The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. In addition to the estimates that we make in connection with accounting for the items noted above, the use of estimates is also important in determining provisions for potential losses that may arise from discontinued operations, litigation, regulatory proceedings and tax audits.
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
We estimate and accrue for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability accrued with respect to litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses based on, among other factors, the progress of each case, our experience and industry experience with similar cases and the opinions and views of internal and external legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, or where cases or proceedings are in the early stages, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. For more information on our legal and regulatory matters, see “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K/A for the year ended December 31, 2012 and other reports or documents the Company files with, or furnishes, to the SEC from time to time.
Revenues and expenses associated with a business line that has been disposed of through closure or held sale are included in (Loss) income from discontinued operations, net of tax on the Consolidated Statements of Operations. Assets and liabilities of business held for sale or discontinued operations are included in Assets of business held for sale and discontinued operations and Liabilities of business held for sale and discontinued operations, respectively, on the Consolidated Statements of Financial Condition. Cash flows from discontinued operations are presented on the Consolidated Statements of Cash Flows within operating, investing and financing activities, as applicable
Accounting Standards Updates
Recently adopted accounting guidance
In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that requires additional disclosures about financial assets and liabilities that are subject to netting arrangements. Under the ASU, financial assets and liabilities must be disclosed at their respective gross asset and liability amounts, the amounts offset on the balance sheet and a description of the respective netting agreements. The new disclosures are required for reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively. Other than requiring additional disclosures, the adoption of this ASU did not have an impact on our Consolidated Financial Statements.
In February 2013, theFASB issued an ASU that requires additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present either on the face of the income statement or in the notes to the financial statements; the effects on the specific line items of the income statement for amounts reclassified out of accumulated other comprehensive income. This ASU is effective for reporting periods beginning after December 15, 2012. Other than requiring additional disclosures, the adoption of this ASU did not have an impact on our Consolidated Financial Statements.
Recent accounting guidance to be adopted in future periods
In March 2013, the FASB issued an ASU concerning parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries of groups of assets within a foreign entity or of an investment in a foreign entity. This ASU provides for the release of the cumulative translation adjustment into net income when a parent sells a part or all of its investment within a foreign entity, no longer holds a controlling interest in an investment in a foreign entity or obtains control of an investment in a foreign entity that was previously recognized as an equity method investment. This ASU is effective for reporting periods beginning after December 15, 2013, however early adoption is permitted. We are evaluating the impact of this ASU on our Consolidated Financial Statements.

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
In the normal course of business, we maintain inventories of exchange-listed and OTC equity securities, and to a lesser extent, listed equity options. The fair value of these financial instruments at March 31, 2013 and 2012 was $1.96 billion and $2.18 billion, respectively, in long positions and $1.73 billion and $1.83 billion, respectively, in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a loss of $23.0 million and $34.7 million as of March 31, 2013 and 2012, respectively, due to the offset of gains in short positions against losses in long positions.
Operational Risk
Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures or human errors. For example, on August 1, 2012, at the open of trading at the NYSE, we experienced a technology issue related to the installation of trading software which resulted in our broker dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As a result of this technology issue, we incurred a pre-tax loss of $461.1 million which principally relates to trading losses. Following the events of August 1, 2012, we carefully reviewed the matter internally and have subsequently taken several remedial measures designed to enhance our processes and controls, including: appointing a Chief Risk Officer; establishing a formal Risk Committee of the Board; implementing change management controls which require at different stages an additional layer of review and supervisory approval for significant software installations; adding market access controls designed to more closely monitor outbound routers and enable the rapid automatic shut-down of the routers; and deploying various kill switches for specific applications and market access.  We will continue to carefully monitor, enhance and strengthen our controls as needed.
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
Our liquidity pool comprises the following (in thousands):

	March 31, 2013	December 31, 2012
Liquidity Pool Composition
Cash Held at Banks	$48,669	$35,174
Money Market and Other Highly Liquid Investments	332,808	285,804
Total Liquidity Pool	$381,477	$320,978
Cash and Other Highly Liquid Investments Held by Subsidiary Entities	$57,705	$92,948
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
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in Knight’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Knight’s internal control over financial reporting.

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
As previously disclosed in the Company's public filings, we experienced a technology issue at the open of trading at the NYSE on August 1, 2012. This issue was related to the installation of trading software and resulted in our broker-dealer subsidiary, KCA, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market. As noted in the our Form 10-K for the year ended December 31, 2012, we have since been named in two putative class actions and one derivative lawsuit relating to the technology issue and have received several derivative demand letters and/or requests for the inspection or production of certain books and records pursuant to Delaware law related to the technology issue and the August 6, 2012 recapitalization. In addition, the Company and/or KCA are the subject of regulatory investigations.
Since the announcement on December 19, 2012 of the signing of the Merger Agreement between the Company and GETCO, the Company, GETCO, as well as the individual members of the Company's Board of Directors (the “Individual Defendants”), have been named as defendants in several lawsuits brought by certain purported Knight stockholders challenging the proposed Merger. The lawsuits generally allege, among other things, that the Merger fails to properly value Knight, that the Individual Defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by GETCO. The lawsuits seek, among other things, to enjoin the defendants from completing the proposed Merger on the agreed-upon terms, rescission of the proposed Merger (to the extent it has already been consummated), monetary relief and attorneys' fees and costs.
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
Legal
The following developments occurred in the lawsuit entitled Fernandez v. Knight Capital Group, Inc. et al. in the U.S. District Court for the District of New Jersey since the developments described in the Company's Form 10-K for the year ended December 31, 2012:
Following the appointment of a lead plaintiff and counsel, the plaintiff filed an amended complaint on March 14, 2013, alleging generally that the defendants made material misstatements and/or failed to disclose matters related to the events of August 1. More specifically, the plaintiff alleges that defendants made false and misleading statements concerning the Company's risk management procedures and protocols, available cash and liquidity, Value at Risk and internal controls over financial reporting. The plaintiff asserts claims under Sections 10(b) and 20 and Rule 10b-5 of the federal securities laws, claiming that it and a class of the Company's shareholders who purchased the Company's securities between November 30, 2011 and August 1, 2012 paid an inflated price. The Company intends to file a motion to dismiss the amended complaint. Pursuant to the parties' scheduling order, briefing on the motion to dismiss will be complete in August 2013.
Merger Litigation
Delaware Litigation. The following developments occurred in the lawsuit entitled In re Knight Capital Group, Inc. Shareholder Litigation (C.A. No. 8159-VCP), pending in the Court of Chancery of the State of Delaware since the developments described in the Company's Form 10-K for the year ended December 31, 2012:
On March 5, 2013, the co-lead plaintiffs in the Delaware Consolidated Action filed an amended complaint and motions for expedited discovery and a preliminary injunction. In addition to the allegations in the initial complaints, the Delaware amended complaint contains allegations that the Knight board of directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Company's Preliminary

Form S-4, filed with the SEC on February 13, 2013 (the “Preliminary Proxy”). The Delaware court has scheduled the hearing on the plaintiffs' motion for a preliminary injunction on June 5, 2013.
New Jersey Litigation. The following developments occurred in the lawsuits entitled Bryan v. Knight Capital, Inc. et al. (Case No. HUD-C-001-13), and Ward v. Knight Capital, Inc. et al. (Case No. HUD-C-003-13), both pending in the Superior Court of New Jersey, Chancery Division of Hudson County since the developments described in the Company's Form 10-K for the year ended December 31, 2012:
On February 20, 2013, Knight moved to dismiss or, in the alternative, stay the New Jersey actions in deference to the first-filed Delaware actions. The New Jersey court granted the motion on March 28, 2013, and ordered that the New Jersey actions be stayed for all purposes in deference to the first-filed Delaware actions.
New York Litigation. The following developments occurred in the lawsuit entitled Rosenfeld v. Thomas M. Joyce, et al. (Case No. 6540147/2013), in the Supreme Court of State of New York (New York County) since the developments described in the Company's Form 10-K for the year ended December 31, 2012:
On March 14, 2013, the plaintiff in the New York action filed an amended complaint, which, in addition to the allegations in the initial complaint, contains allegations that the Knight board of directors breached its fiduciary duties by providing stockholders with allegedly deficient disclosures about the proposed transaction in the Preliminary Proxy. On March 21, 2013, the plaintiff moved by order to show cause for expedited discovery in support of his claims. The New York court issued an order on March 25, 2013, setting a hearing on the plaintiff's motion for April 4, 2013. On March 28, 2013, the parties in the New York action reached an agreement with respect to the matters raised in the plaintiff's motion and other aspects of the action, and as a result, on March 29, 2013, the plaintiff withdrew his motion for expedited discovery. On April 9, 2013, the New York court granted permission for the plaintiff to withdraw his motion.
Regulatory
As previously discussed in the Company's public filings, subsequent to the August 1, 2012 technology issue, the SEC and other regulators commenced on-site examinations of KCA's capital and liquidity condition. Those onsite examinations have concluded. Further, on or about August 9, 2012, the SEC began an examination of KCA's compliance with SEC Rule 15c3-5 (the “Market Access Rule”) and other rules and regulations as they relate to the August 1, 2012 technology issue. The SEC issued a formal order of investigation concerning the Company and KCA on August 29, 2012. The investigation is ongoing and the Company is continuing to cooperate with the regulators. As noted in the Company's Form 10-K filing for the fiscal year ended December 31, 2012, the Company is engaged in preliminary discussions with the SEC staff concerning a possible resolution of the investigation. The Company currently believes that any financial penalty in connection with a possible resolution of the SEC investigation would not have a material adverse effect on the consolidated long-term financial condition of the Company, although any financial penalty could be material to operating results for a particular period, depending, in part, upon operating results for that period.
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
In addition to the other information set forth below and in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of Knight Class A Common Stock during the first quarter of 2013 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2013 -January 31, 2013
Common stock repurchases	—		—	$120,886
Employee transactions (2)	854		—
Total	854	$3.70	—
February 1, 2013 - February 28, 2013
Common stock repurchases	—		—	$120,886
Employee transactions (2)	266		—
Total	266	$3.70	—
March 1, 2013 - March 31, 2013
Common stock repurchases	—		—	$120,886
Employee transactions (2)	277		—
Total	277	$3.72	—
Total
Common stock repurchases	—		—
Employee transactions (2)	1,397		—
Total	1,397	$3.71	—
________________________________________
Totals may not add due to rounding.
(1) The Company’s Board of Directors previously announced the authorization of a stock repurchase program, which allowed for the purchase of Class A common stock up to a total amount of $1.00 billion. The Company may repurchase shares from time to time in the open market, through accelerated stock buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of current and future financing needs, market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The Company cautions that there are no assurances that any further repurchases will actually occur. The repurchase program has no set expiration or termination date. Through March 31, 2013, we had repurchased 76.7 million shares for $879.1 million under this program.
(2) Represents shares of Class A common stock withheld in satisfaction of tax withholding obligations upon vesting of employee restricted awards.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial statements from Knight Capital Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

________________________________________

*	Filed herewith.
**
Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of May 2013.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN BISGAY
Chief Financial Officer (Principal Financial and Accounting Officer)