Form 10-Q/A
period 2013-03-31
KNIGHT CAPITAL GROUP, INC.
filed 2013-05-10
CIK 1060749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Knight Capital Group, Inc. (the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the Securities and Exchange Commission on May 9, 2013 (the “Original Filing”), solely to correct typographical errors contained in Item 2 of Part I (Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Three Months Ended March 31, 2013 and 2012). In the tables disclosing the comparison of the three months ended March 31, 2013 and 2012, the parenthetical description of Revenues for all operating segments should have been thousands instead of millions as presented. This Form 10-Q/A corrects those inadvertent typographical errors.
Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

KNIGHT CAPITAL GROUP, INC.
FORM 10-Q/A QUARTERLY REPORT
For the Quarter Ended March 31, 2013
TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION:

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

PART II	OTHER INFORMATION:

Item 6.	Exhibits	22
Signatures		23

PART I	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations should be read in conjunction with our audited Consolidated Financial Statements and notes for the year ended December 31, 2012 included in our Form 10-K/A as filed with the U.S. Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K/A for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q/A herein. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K/A for the year ended December 31, 2012.
Certain statements contained in this Quarterly Report on Form 10-Q/A, including, without limitation, those under “Management's Discussion and Analysis of Financial Condition and Results of Operations” herein (“MD&A”), “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, “Legal Proceedings” and “Risk Factors” in Part II and the documents incorporated by reference herein and statements containing the words “believes,” “intends,” “expects,” “anticipates,” and words of similar meaning, may constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about Knight Capital Group, Inc.'s (the “Company” or “Knight”) industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict including, without limitation, risks associated with: (i) the pending strategic business combination of Knight and GETCO Holding Company, LLC (“GETCO”) (the “Merger”); (ii) the August 1, 2012 technology issue that resulted in the Company's broker-dealer subsidiary, Knight Capital Americas LLC, sending numerous erroneous orders in NYSE-listed and NYSE Arca securities into the market and the impact to the Company's capital structure and business as well as actions taken in response thereto and consequences thereof; (iii) the sale of the Company's institutional fixed income sales and trading business; (iv) the Company's ability to recover all or a portion of the damages that are attributable to the manner in which NASDAQ OMX handled the Facebook IPO; (v) changes in market structure, legislative, regulatory or financial reporting rules; (vi) past or future changes to the Company's organizational structure and management; and (vii) the costs, integration, performance and operation of businesses previously acquired or developed organically, or that may be acquired or developed organically in the future. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made herein.
Readers should carefully review the risks and uncertainties disclosed in the Company's reports with the SEC, including those detailed under “Certain Factors Affecting Results of Operations” in MD&A herein and under “Risk Factors” herein and in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012 and in other reports or documents the Company or the new Knight/GETCO holding company (KCG Holdings, Inc.) files with, or furnishes to, the SEC from time to time. This information should also be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q filed on May 9th, 2013, and in other reports or documents the Company files with, or furnishes to, the SEC from time to time.
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

Three Months Ended March 31, 2013 and 2012
Revenues
Market Making

	For the three months ended March 31,
	2013	2012	Change	% of Change
Commissions and fees (thousands)	$17,701	$22,366	$(4,665)	-20.9%
Net trading revenue (thousands)	136,317	127,091	9,226	7.3%
Interest, net (thousands)	(3,290)	2,707	(5,997)	N/M
Total Revenues from Market Making (thousands)	$150,728	$152,165	(1,437)	-0.9%
U.S. equity Market Making statistics:
Average daily dollar value traded ($ billions)	22.2	21.9	0.3	1.4%
Average daily trades (thousands)	2,973.3	3,334.6	(361.3)	-10.8%
Nasdaq and Listed shares traded (billions)	43.0	47.3	(4.3)	-9.1%
FINRA OTC Bulletin Board and Other shares traded (billions)	183.1	171.2	11.9	7.0%
Average revenue capture per U.S. equity dollar value traded (bps)	1.00	0.99	0.01	1.0%
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
Global Execution Services

	For the three months ended March 31,
	2013	2012	Change	% of Change
Commissions and fees (thousands)	$107,524	$118,898	$(11,374)	-9.6%
Net trading revenue (thousands)	12,591	26,065	(13,474)	-51.7%
Other revenues (thousands)	2,259	(4,693)	6,952	N/M
Total Revenues from Global Execution Services (thousands)	$122,373	$140,270	(17,897)	-12.8%
Average daily Knight Direct equity shares (millions)	184.6	182.7	1.9	1.0%
Average daily Knight Hotspot FX notional dollar value traded ($ billions)*	27.8	27.8	—	—
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
Corporate and Other

	For the three months ended March 31,
	2013	2012	Change	% of Change
Total Revenues from Corporate and Other (thousands)	$12,054	$10,036	$2,018	20.1%
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

See Footnote 12 “Long-Term Debt,” and Footnote 3 “Series A Convertible Preferred Stock” included in Part I, Item 1 “Financial Statements” of our Form 10-Q filed on May 9, 2013 for further information regarding the Notes, Term Credit Agreement and Revolving Credit Agreement; and Series A Convertible Preferred Stock, respectively.
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
As discussed in Footnote 12 “Long-Term Debt,” included in Part I, Item 1 “Financial Statements” of our Form 10-Q filed on May 9, 2013, we entered into purchased call options and recorded an embedded conversion derivative concurrent with our issuance of the Notes. The fair value of these options and derivative are determined using an option pricing model based on observable inputs such as implied volatility of our common stock, risk-free interest rate, and other factors and, as such, are classified within Level 2 of the fair value hierarchy.
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

PART II	OTHER INFORMATION

Item 6.	Exhibits

NUMBER ASSIGNED TO EXHIBIT (I.E. 601 OF REGULATION S-K)	DESCRIPTION OF EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 10th day of May 2013.

KNIGHT CAPITAL GROUP, INC.

By:	/s/ THOMAS M. JOYCE
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN BISGAY
Chief Financial Officer (Principal Financial and Accounting Officer)